Form 10QSB
period 1996-06-30
LATIN AMERICAN CASINOS INC
filed 1996-08-20
CIK 880242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





                  For the quarterly period ended June 30, 1996


                          LATIN AMERICAN CASINOS, INC.


                         Commission File Number 33-43423


A Delaware Corporation                                   65-0159115
                                           (IRS Employer Identification Number)

3909 N.E. 163rd Street                                 (305) 945-9300
Suite 202-B                                           (Telephone Number)
North Miami Beach, FL  33160

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x/                            No

         Number of shares outstanding of each of the issuer's classes
of common equity, as of June 30, 1996:   3,300,000 shares.

         IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS QUARTERLY REPORT ON FORM 10-QSB WAS PREVIOUSLY FILED ON PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

                          LATIN AMERICAN CASINOS, INC.

                               AS OF JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                                 REVIEW REPORT
                                 -------------
                               AS OF JUNE 30, 1996
                               -------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------


Accountant's Review Report                                      1

Consolidated Balance Sheets as of June 30, 1996
  and December 31, 1995                                         2

Consolidated Statements of Changes in Stockholder's
  Equity for the Six Months Ended June 30, 1996 and
  the Year Ended December 31, 1995                              3

Consolidated Statements of Operations for the Three
  and Six Months Ended June 30, 1996 and 1995                   4

Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1996 and 1995                           5

Notes to Consolidated Financial Statements as of
   June 30, 1996 and December 31, 1995                       6-13

                         SHUBITZ ROSENBLOOM & CO., P.A.
                          Certified Public Accountants

                                    Members
        American and Florida Institutes of Certified Public Accountants
                   AICPA . Private Companies Practice Section
                              AICPA - Tax Division

Howard Rosenbloom, C.P.A., M.B.A.              SABAL CHASE PROFESSIONAL CENTER
Leonard Alan Shubitz, C.P.A.                      11428 Southwest 109th Road
     ---------                                       Miami, Florida 33176
                                                         -----------
Jerry L. Feingold, C.P.A.                          TELEPHONE (305) 596-CPAS
                                                      FAX (305) 595-2309
                                                    EMAIL SR@IPOf.FLA.NET


                           Accountants' Review Report
                           --------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 1996, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope that an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended December 31, 1995 was audited by another accounting firm who expressed an unqualified opinion on their report dated April 8, 1996. The consolidated financial statements for the three and six months ended June 30, 1995 were reviewed by another accounting firm who issued their review report dated July 27, 1995.





/s/ Shubitz Rosenbloom & Co., P.A.
Miami, Florida
August 8, 1996

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------

                                     ASSETS
                                     ------

                                                                    June 30,     December 31,
                                                                       1996             1995
                                                                    ----------       -------
CURRENT ASSETS
   Cash and Cash Equivalents                                     $4,553,655       $4,668,446
   Accounts Receivable, Less $109,814 and
      $99,814 of Allowance for Doubtful
      Accounts 1996 and 1995, Respectively                          703,697          421,403
   Deferred Income Taxes                                             39,252           33,652
   Prepaid Expenses and Other Current Assets                        152,608           99,180
                                                                 ----------       ----------

                 Total Current Assets                             5,449,212        5,222,681
                                                                 ----------       ----------

PROPERTY AND EQUIPMENT - NET                                      3,296,069        2,799,223
                                                                 ----------       ----------

OTHER ASSETS
   Financing Arrangement Receivable                                 114,460          114,460
   Deposits                                                          14,322           14,510
   Note Receivable - Stockholder                                    129,000          129,000
   Other Assets                                                      30,015           44,818
                                                                 ----------       ----------

                 Total Other Assets                                 287,797          302,788
                                                                 ----------       ----------

TOTAL ASSETS                                                     $9,033,078       $8,324,692
                                                                 ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                         $  145,325       $  186,619
   Foreign Income Tax Payable                                        63,139           11,300
                                                                 ----------       ----------

                 Total Current Liabilities                           208,464         197,919
                                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES                                            -                -
                                                                 ----------       ----------

                 Total Liabilities                                  208,464          197,919
                                                                 ----------       ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                                 2,211            2,211
   Additional Paid-In Capital                                     9,919,557        9,919,557
   Cumulative Translation Adjustments                           (     3,903)           1,434
   Deficit                                                      ( 1,093,251)     ( 1,796,429)
                                                                 ----------       ----------

                 Total Stockholders' Equity                       8,824,614        8,126,773
                                                                 ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $9,033,078       $8,324,692
                                                                 ==========       ==========


       Read accountants' review report and notes to financial statements.
                                      - 2 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                       FOR THE YEAR ENDED DECEMBER 31,1995




                                           Common Stock
                                           ------------
                            Number        Par            Additional        Translation         Retained
                              of         Value            Paid-In              Ad-             Earnings
                            Shares      $.00067           Capital           justments          (Deficit)
                            ------      -------           -------           ---------          ---------


BALANCE -
 JANUARY 31, 1995         3,300,000     $ 2,211          $9,919,557        $   -           ($1,485,628)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                    -             -                 -            1,434                -

NET (LOSS) FOR
 THE YEAR ENDED
 DECEMBER 31, 1995              -            -                 -              -            (   310,801)
                          ---------      -------         ----------        -------           ----------

BALANCE -
 DECEMBER 31, 1995        3,300,000       2,211           9,919,557          1,434         ( 1,796,429)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                    -            -                 -           ( 5,337)              -

NET INCOME FOR THE
 SIX MONTHS ENDED
 JUNE 30, 1996                  -            -                 -              -                703,178
                          ---------      -------         ----------        -------          ----------

BALANCE -
 JUNE 30, 1996            3,300,000     $ 2,211          $9,919,557       ($ 3,903)        ($1,093,251)
                          =========     =======          ==========        =======          ==========










       Read accountants' review report and notes to financial statements.
                                      - 3 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                   Three Months Ended                   Six Months Ended
                                               June 30,           June 30,         June 30,          June 30,
                                                 1996               1995             1996              1995
                                              ----------         ----------       ----------        --------

Rental Income                                 $  732,882         $  275,594       $1,321,618        $  348,219
Selling, General &
   Administrative Expenses                       302,665            150,017          555,186           394,680
Depreciation                                      45,180             11,060           90,563            22,817
                                              ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Interest Income,
   Income Taxes, Extraordinary Item,
   & Discontinued Operations                     385,037            114,517          675,869        (   69,278)
Interest Income                                   58,687             81,824          122,709           160,554
                                              ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Income Taxes,
   Extraordinary Item & Discontinued
   Operations                                    443,724            196,341          798,578            91,276
Income Taxes                                     118,000             71,000          235,000            24,700
                                              ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Extraordinary
   Item & Discontinued Operations                325,724            125,341          563,578            66,576
Utilization of Net Operating Losses
   and Foreign Tax Credits                        49,200                -            139,600               -
                                              ----------         ----------       ----------          --------
Income (Loss) from Continuing
   Operations                                    374,924            125,341          703,178            66,576
Discontinued Operations - Net of
   Income Taxes                                      -           (  626,676)            -          (   566,576)
                                              ----------          ----------      ----------         ----------

                 Net Income (Loss)            $  374,924         ($ 501,335)     $  703,178        ($  500,000)
                                              ==========          ==========      ==========         ==========

Earnings (Loss) Per Common Share
   and Common Share Equivalent
   Common Share Equivalent Outstanding         3,524,473          3,300,000        3,479,091         3,300,000
                                              ==========         ==========       ==========        ==========
      Discontinued Operations                 $      -          ($      .19)     $      -          ($      .17)
      Income (Loss) from Continuing
        Operations                                   .11                .04              .20               .02
                                              ----------         ----------       ----------        ----------

                 Net Income (Loss)           $       .11        ($      .15)     $       .20       ($      .15)
                                              ==========         ==========       ==========        ==========

Earnings (Loss) Per Common Share
   Assuming Full Dilution
   Common Share Equivalent Outstanding         3,563,430          3,300,000        3,563,430         3,300,000
                                              ==========         ==========       ==========        ==========
      Discontinued Operations                 $      -          ($      .19)     $      -          ($      .17)
      Income (Loss) from Continuing
        Operations                                   .11                .04              .20       (       .02)
                                              ----------         ----------       ----------        ----------

                 Net Income (Loss)           $       .11        ($      .15)     $      .20        ($      .15)
                                              ==========         ==========      ==========         ==========


       Read accountants' review report and notes to financial statements.
                                      - 4 -

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                   1996                1995
                                                                                ----------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss) from Continuing Operations                                 $  703,178        $   66,576
   Discontinued Operations                                                             -          (  566,576)
   Adjustments to Reconcile Net (Loss) Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                                                   90,563            22,817
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                                        (  282,294)      (   112,710)
     Assets Held for Sale                                                              -             839,117
     Prepaid Expenses and Other Current Assets                                  (   53,429)      (    71,390)
     Deferred Income Taxes                                                      (    5,600)             -
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                                      (   41,294)          129,764
     Foreign Income Tax Payable                                                     51,839              -
                                                                                ----------        ----------

         Net Cash Provided By (Used In) Operating
           Activities                                                              462,963           307,598
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                                           (  587,408)      (   709,253)
   Advances from/to Affiliates - Net                                                   -              63,459
   Cash - Restricted                                                                   -             104,107
   Other Assets                                                                     14,991                -0-
   Financing Arrangement - Net                                                         -             210,815
                                                                                ----------        ----------

         Net Cash Provided (Used In) Investing
           Activities                                                           (  572,417)      (   330,872)
                                                                                 ----------       -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                             (    5,337)             -
                                                                                 ----------       -----------

NET (DECREASE) IN CASH                                                          (  114,791)      (    23,274)

CASH AND CASH EQUIVALENTS - BEGINNING                                            4,668,446         5,001,399
                                                                                ----------        ----------

CASH AND CASH EQUIVALENTS - ENDING                                              $4,553,655        $4,978,125
- ----------------------------------                                              ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                                                     $      -          $     -
                                                                                ==========        ==========
   Income Taxes, Foreign                                                        $   50,484        $     -
                                                                                ==========        ==========





       Read accountants' review report and notes to financial statements.
                                      - 5 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 1.     Summary of Significant Accounting Policies
- -------     ------------------------------------------

         A  Business and Organization
            -------------------------

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. The Company started a new business in 1994 in the gaming and casino business primarily in Peru and other Latin American countries, initially renting casino slot machines. The Company discontinued its used car and truck business in Miami, Florida and Panama in October, 1995.

            In 1994, the Company formed a Peruvian subsidiary and in late 1995 formed a Colombian subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $3,500,000 for the purchase of machines and equipment. As of June 30, 1996 the Company had acquired approximately 7,000 slot machines and other related equipment at a cost of $2,924,692, including applicable costs for transportation, duty and refurbishing.

         B  Principles of Consolidated
            --------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, SA, a Peruvian corporation and Latin American Casinos of Colombia, LTPA a Colombian corporation.

            All material intercompany transactions, balances and profits have been eliminated.

         C  Property and Equipment
            ----------------------

            Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.









       Read accountants' review report and notes to financial statements.
                                      - 6 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 1.     Summary of Significant Accounting Policies (Continued)
- -------     ------------------------------------------------------

         D  Revenue Recognition
            -------------------

            Effective January 1, 1995, the Company began renting casino slot machines. Revenue is recognized monthly as the casino slot machines are placed in service.

         E  Statement of Cash Flows
            -----------------------

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Therefore, the marketable securities of $4,350,000 and $4,500,000 at June 30, 1996 and December 31, 1995
            respectively, are considered a cash equivalent.

         F  Income (Loss) Per Common Share
            ------------------------------

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 7) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common share was reduced by the number of common share that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1996 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1996 all other warrants, stock options and underwriter's options (notes 6 and 7) are anti dilutive. During 1995 all warrants, stock options and underwriter's options were anti dilutive.






       Read accountants' review report and notes to financial statements.
                                      - 7 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 1.     Summary of Significant Accounting Policies (Continued)
- -------     ------------------------------------------------------

         G  Significant Concentration of Credit Risk
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $103,000 and $53,000 as of June 30, 1996 and December 31, 1995 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         H  Translation of Foreign Currencies
            ---------------------------------

            The Company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in Stockholders' Equity and realized gains and losses are reflected on the statement of income.


Note 2.     Discontinued Operations
- -------     -----------------------

            In October, 1995, the Company completed the phase-out of its used car and truck operations. Discontinued operations in 1995 includes income and related costs incurred in the used car and truck operations. Management determined that in order to liquidate the inventory, they needed to substantially reduce the selling prices of their vehicles.








       Read accountants' review report and notes to financial statements.
                                      - 8 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 3.     Property and Equipment
- -------     ----------------------

            Property and equipment are summarized as follows:

                                                June 30,         December 31,
                                                  1996               1995
                                               ----------        ------------

            Leased Property                   $  346,600           $  273,975
            Rental Equipment                   2,924,692            2,461,794
            Leasehold Improvements                 2,090                2,090
            Furniture and Fixtures               171,379              116,942
            Transportation Equipment              78,617               84,922
            Office Equipment                      16,628               12,995
                                              ----------           ----------
                      Total                    3,540,006            2,952,718
            Less:  Accumulated Depreciation      243,937              153,495
                                              ----------           ----------

            Property and Equipment - Net      $3,296,069           $2,799,223
                                              ==========           ==========

            Depreciation expense for the three and six months ended June 30, 1996 was $45,179 and $90,563, respectively.

            Rent expense for the three and six months ended June 30, 1996 was $23,020 and $40,729 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.


Note 4.     Cash and Cash Equivalents
- -------     -------------------------

            As of June 30, 1996, cash and cash equivalents included commercial paper in the amount of $4,350,000, with interest rates which approximates 5.5%.


Note 5.     Note Receivable - Stockholder
- -------     -----------------------------

            The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.

            The stockholder repaid $21,000 during 1994. All interest charged through 1995 and has been paid by the stockholder. The Company expects that the note will be repaid by 1998.




       Read accountants' review report and notes to financial statements.
                                      - 9 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 6.     Warrants and Options
- -------     --------------------

            As of March 31, 1996, the Company had outstanding 1,725,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 12, 1996, which has been extended to December 11, 1997.

            As part of the 1991 Public Offering, the underwriter received options to purchase 150,000 units to be exercised by December 12, 1996, which has been extended to December 11, 1997, at a price of $9.00 per unit. A unit consists of one share of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at a price of $7.25.


Note 7.     Incentive Stock Option Plan
- -------     ---------------------------

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more that 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan to issue 492,500 options at an exercise price of $2.50 per share to various officers and employees.







       Read accountants' review report and notes to financial statements.
                                     - 10 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 8.     Provision for Income Taxes
- -------     --------------------------

            The provision for income taxes consisted of the following for the years ended:

                                                     1996                 1995
                                                    ---------            -------

                 Current
                   Federal                       $ 139,600            $  16,500
                   State                              -                   8,200
                   Foreign                         101,000                  -
                                                 ---------              -------
                                                   240,600               24,700
                                                 ---------            ---------
                 Deferred
                   Federal                            -                    -
                   State                              -                    -
                   Foreign                     (    5,600)                 -
                                                ----------           ----------
                                               (    5,600)                 -
                                                ----------           ----------

                 Income Tax Provision           $ 235,000            $     -
                                                ==========           ==========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                    1996                 1995
                                                ---------            --------

            Revenue Recognition                ($   5,600)          $      -
                                                ---------            --------

            Tax Effects of timing Differences  ($   5,600)          $       -
                                                =========            ========

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                    1996                 1995
                                                  ---------            -------

            Amount Computed Using the Federal
              statutory rate                    $ 235,000             $  16,500
            State Taxes                               -                   8,200
            Foreign Taxes                          95,400                   -
            Net Operating Losses                (  95,400)                  -
                                                 --------               -------

            Income Tax Provision                $ 235,000             $  24,700
                                                =========              =========






       Read accountants' review report and notes to financial statements.
                                     - 11 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 8.     Provisions for Income Taxes (Continued)
- -------     ---------------------------------------

            As of June 30, 1996, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                   December 31, 2009         $1,298,000
                   December 31, 2010            570,000
                                             ----------

                          Total              $1,868,000
                                             ==========


Note 9.     Commitments and Contingencies
- -------     -----------------------------

         A  Litigation
            -----------

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

         B  Employment Agreements
            ---------------------

            The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. In addition, there is a 10% incentive bonus if the Company achieves a net profit before taxes of $1,000,000 or more.

         C  Environmental Liability
            -----------------------

            The Company had received notice from the Dade County Environmental Resources Management Department indicating that there has been a discharge on the property owned by the Company. The Company is cooperating with the Department, and preliminary evaluation by outside professionals hired by the Company indicates there is not a severe contamination problem. The Company maintains that the discharge was not as a result of the Company's ongoing activities at the location, but as a result of prior usage of the property. The Company has incurred approximately $120,000 in costs and believes the problems have been remedied. These costs have been capitalized to the cost of the land.








       Read accountants' review report and notes to financial statements.
                                     - 12 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                    -----------------------------------------



Note 9.      Commitments and Contingencies (Continued)
- -------      -----------------------------------------

         D   Foreign Assets
             --------------

              The accompanying consolidated balance sheet for the period ended June 30, 1996, includes assets relating to the Company's slot machine operations in Peru and Colombia, South America, of $3,300,000 and $350,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.


Note 10.     Sublease Agreement and Financing Arrangement
- --------     --------------------------------------------

              In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipates recovery of the amounts due under the financing
              arrangement  in  full,  Company's  attorney,   has  indicated  the
              proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements.









       Read accountants' review report and notes to financial statements.
                                     - 13 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview
- ----------------

         Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company opened its Colombian office on October 1, 1995 with 15 technicians and 1,500 slot machines in inventory.

         The Company concentrates its efforts on the rental of used five reel slot machines that are purchased at a fraction of the cost of new machines. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $400 each including freight, duty, and refurbishing expenses. The Company has determined that an investment in more extensive refurbishing would extend the working life of each slot machine for an additional five years. Such additional refurbishing would raise the cost of each machine by approximately $75. However, the Company believes that the additional refurbishing will result in lower maintenance and refurbishing costs in the future and that these savings will offset the additional costs. For this reason, and because the parts necessary to complete such additional refurbishing are currently available, the Company believes that the investment is worthwhile.

         The Company rents each slot machine for approximately $100 per month. Aristocrat Leisure Industries PTY Limited, an Australian corporation ("Aristocrat"), has granted the Company an exclusive right to purchase used Microstar I slot machines for use in any South American country in which the Company establishes slot machine rental business. The Company concentrates on renting its used slot machines for $.05, $.10, and $.20 games to businesses that operate in low income areas because the cost of buying a new slot machine is prohibitive to such businesses.

Results of Operations
- ---------------------

         The Company's revenues from the rental of slot machines in Peru for the three months ended June 30, 1996 increased $457,288 (165%) to $732,882 from $275,594 for the three months ended June 30, 1995. Revenues over the six month period ended June 30, 1996 increased $973,399 (280%) to $1,321,618 from $348,219 for the
three months ended June 30, 1995. The increase in revenues over the three and six month periods described above is attributed to the fact that the Company is now able to focus its efforts on the marketing and rental of slot machines. The Company did not enter the gaming and casino industry until late 1994 and did not begin renting slot machines until January 1995.

         Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $152,648 (102%) to $302,665 from $150,017 for the three months ended June 30, 1995. Selling, General and Administrative expenses for the six month period ended June 30, 1996 increased 160,506 (141%) to $555,186 from 394,219 for the same six month period in 1995. These increases reflect the Company's increased focus on the gaming and casino industry as opposed to the used car and truck business.

         Because revenues generated from the rental of slot machines increased more rapidly than Selling, General, and Administrative Expenses, net income from continuing operations increased to $200,383, or $.11 per share, for the three months ended June 30, 1996 from $125,341 for the same period in 1995. For the same reasons, net income for the six month period ended June 30, 1995 increased $636602 (956%) to $703,178 from $66,576 in 1995. The Company believes that the reduction in overhead expenses inherent in the car business will position the Company to maintain long term profitability in the slot machine rental business. The Company expects its gaming operations in Peru and Colombia to continue to be profitable.

         The Company had subleased the used automobile lot and a portion of the office space at the 7th Avenue location to a dealer who operated a used car lot on the premises until May 1, 1995 when the sublessee abandoned the property without notice. Pursuant to a Floor Plan Agreement between the Company and the sublessee, the Company provided financing to the sublessee. The sublessee still owes the Company approximately $114,460 pursuant to the terms of the Floor Plan Agreement. While there can be no assurances, the Company is taking action to recover and anticipates recovery of the amounts due under the financing arrangement in full.

Liquidity and Capital Resources
- -------------------------------

         As of June 30, 1996, the Company had invested approximately $3,000,000 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $2,900,000. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the quarter ended June 30, 1996 includes assets relating to the Company's slot machine operations in Peru and Colombia, South America of $3,300,000 and $350,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,033,078 in assets, of which $4,553,655 is in cash and cash equivalents, and 7,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. However, after adjusting for dilution, there are approximately 3,500,000 shares of Common Stock outstanding for financial statement purposes. The Company has no debt and a U.S. tax loss carry forward of $1,868,000.

         Other than for the acquisition of additional slot machines, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LATIN AMERICAN CASINOS, INC.




Date:             August 13, 1996                   /s/ Lloyd Lyons
                  ---------------                   ---------------
                                                    Lloyd Lyons
                                                    Chief Executive Officer


Date:             August 13, 1996                   /s/ Donald Schiffour
                  ---------------                   --------------------
                                                    Donald Schiffour
                                                    Chief Financial Officer