Form 10QSB
period 1996-09-30
LATIN AMERICAN CASINOS INC
filed 1996-11-12
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





                For the quarterly period ended September 30, 1996


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

                           Yes  X             No
                              ----               -----

         Number of shares outstanding of each of the issuer's classes
of common equity, as of September 30, 1996:   3,300,000 shares.

                          LATIN AMERICAN CASINOS, INC.

                            AS OF SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview
----------------


         Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company, since January 1996, rents slot machines in major cities in Colombia through its wholly owned Colombian subsidiary.

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

Results of Operations
---------------------

         The Company's revenues from the rental of slot machines in Peru and Colombia for the three months ended September 30, 1996 increased $501,976 (176%) to $786,973 from $284,997 for the three months ended September 30, 1995. Revenues over the nine month period ended September 30, 1996 increased $1,478,812 (234%) to

$2,112,028 from $633,216 for the nine months ended September 30, 1995. The increase in revenues over the three and nine month periods described above is attributed to the fact that the Company now has an established presence in the slot machine rental market in South America. The Company did not begin renting slot machines until January 1995, but did not begin to generate significant revenues until the fourth quarter of that year when it completed its exit from the used car and truck business.

         Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $136,254 (53.2%) to $392,181 from $255,927 for the three months ended September 30, 1995. Selling, General and Administrative expenses for the nine month period ended September 30, 1996 increased 300,196 (46.1%) to $950,803 from 650,607 for the same nine month period in 1995. These increases reflect the Company's increased focus on the gaming and casino industry as opposed to the used car and truck business.

         Because revenues generated from the rental of slot machines increased more rapidly than Selling, General, and Administrative Expenses, net income from continuing operations increased to $387,350, or $0.11 per share, for the three months ended September 30, 1996 from $125,341 for the same period in 1995. For the same reasons, net income from continuing operations for the nine month period ended September 30, 1995 increased $983,643 (920.3%) to $1,090,529, or
$0.31 per share, from $106,886 in 1995. The Company believes that the reduction in overhead expenses inherent in the car business will position the Company to maintain long term profitability in the slot machine rental business. The Company expects its gaming operations in Peru and Colombia to continue to be profitable.

         The Peruvian government in October 1996 imposed an excise on lessee's of gaming equipment, including slot machines. It has not been determined to what extent, if any, that the excise tax will have on the future operations of the Company in Peru. Due to sharp criticism by the major gaming companies operating in Peru, the Peruvian government has stated that it will review the new tax, consider making a revision, and make a final decision in approximately sixty days. While this new tax, if not modified, may adversely effect future earnings, however, the Company expects to continue to be profitable.

         The Company is currently reorganizing its Colombia-based operation by down-sizing the main office in Bogota and opening two satellite offices, one in Cali, the other in Barranquilla in the Northern tip of Colombia. The Barranquilla office will also serve as the hub for the Company's operations in Nicaragua and El Salvador, as well as the Caribbean market if and when it becomes available. The Company expects to begin full scale operations with 500 slot machines in Nicaragua during the first quarter of 1997. The Company plans to open offices in El Salvador, Paraguay and the Northern region of Argentina during the first quarter of 1997.

         In November 1996, the Company will file applications to operate in Brazil. The Company has management and technical personnel, as well as over 6,500 fully refurbished slot machines ready to serve these open markets.

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

Liquidity and Capital Resources
-------------------------------

         As of September 30, 1996, the Company had invested approximately $3,500,000 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $3,350,000. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the quarter ended September 30, 1996 includes assets relating to the Company's slot machine operations in Peru and Colombia, South America of $3,800,000 and $450,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,667,163 in assets, of which $4,524,944 is in cash and cash equivalents, and 7,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. However, after adjusting for dilution, there are approximately 3,500,000 shares of Common Stock outstanding for financial statement purposes. The Company has no debt and a U.S. tax loss carry forward of approximately $1,400,000. In addition, the Company has available foreign tax credits in the amount of approximately $173,000.

         Other than for the acquisition of additional slot machines, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LATIN AMERICAN CASINOS, INC.




Date:  November 8, 1996                      /s/ Lloyd Lyons
                                             ---------------------------
                                             Lloyd Lyons
                                             Chief Executive Officer


Date:  November 8, 1996                      /s/ Donald Schiffour
                                             ---------------------------
                                             Donald Schiffour
                                             Chief Financial Officer

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                  REVIEW REPORT
                                  -------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------



Accountant's Review Report                                                 1

Consolidated Balance Sheets as of September 30, 1996
  and December 31, 1995                                                    2

Consolidated Statements of Changes in Stockholder's
  Equity for the Nine Months Ended September 30, 1996
  and the Year Ended December 31, 1995                                     3

Consolidated Statements of Operations for the Three
  and Nine Months Ended September 30, 1996 and 1995                        4

Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1996 and 1995                                 5

Notes to Consolidated Financial Statements as of
   September 30, 1996 and December 31, 1995                             6-13

                         SHUBITZ ROSENBLOOM & CO., P.A.
                          Certified Public Accountants

                                    Members
        AMERICAN AND FLORIDA INSTITUTES OF CERTIFIED PUBLIC ACCOUNTANTS
                   AICPA - PRIVATE COMPANIES PRATICE SECTION
                              ACIPA - TAX DIVISION


HOWARD ROSENBLOOM, C.P.A.,M.B.A.                SABAL CHASE PROFESSIONAL CENTER
LEONARD ALAN SHUBITZ, C.P.A.                        11428 SOUTHWEST 109TH ROAD
        --------                                       MIAMI, FLORIDA 33176
JERRY L. FEINGOLD, C.P.A.                                     ---------
                                                      TELEPHONE (305) 596-CPAS
                                                          FAX (305) 595-2309
                                                        EMAIL SR@IPOF.FLA.NET


                           Accountants' Review Report
                           --------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and nine months ended September 30, 1996, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1995 was audited by another accounting firm who expressed an unqualified opinion on their report dated April 8, 1996. The consolidated financial statements for the three and nine months ended September 30, 1995 were reviewed by another accounting firm who issued their review report dated November 8, 1995.




/s/ SHUBITZ ROSENBLOOM & CO., P.A.

Miami, Florida
November 1, 1996

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                     ------
                                                                                 September 30,        December 31,
                                                                                      1996                 1995
                                                                                 -------------        ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                       $4,524,944          $4,668,446
   Accounts Receivable, Less $129,814 and
      $99,814 of Allowance for Doubtful
      Accounts 1996 and 1995, Respectively                                            946,118             421,403
   Deferred Income Taxes                                                               68,651              33,652
   Prepaid Expenses and Other Current Assets                                          192,952              99,180
                                                                                   ----------          ----------

                 Total Current Assets                                               5,732,665           5,222,681
                                                                                   ----------          ----------

PROPERTY AND EQUIPMENT - NET                                                        3,674,020           2,799,223
                                                                                   ----------          ----------

OTHER ASSETS
   Financing Arrangement Receivable                                                   114,460             114,460
   Deposits                                                                             7,374              14,510
   Note Receivable - Stockholder                                                      129,000             129,000
   Other Assets                                                                         9,644              44,818
                                                                                   ----------          ----------

                 Total Other Assets                                                   260,478             302,788
                                                                                   ----------          ----------

TOTAL ASSETS                                                                       $9,667,163          $8,324,692
                                                                                   ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                           $  367,764          $  186,619
   Foreign Income Tax Payable                                                          89,204              11,300
                                                                                   ----------          ----------

                 Total Current Liabilities                                            456,968             197,919
                                                                                   ----------          ----------

COMMITMENTS AND CONTINGENCIES                                                               -                   -
                                                                                   ----------          ----------

                 Total Liabilities                                                    456,968             197,919
                                                                                   ----------          ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                                                   2,211               2,211
   Additional Paid-In Capital                                                       9,919,557           9,919,557
   Cumulative Translation Adjustments                                                  (5,673)              1,434
   Deficit                                                                           (705,900)         (1,796,429)
                                                                                    ----------         ----------

                 Total Stockholders' Equity                                         9,210,195           8,126,773
                                                                                   ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $9,667,163          $8,324,692
                                                                                   ==========          ==========


       Read accountants' review report and notes to financial statements.
                                      - 2 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                       FOR THE YEAR ENDED DECEMBER 31,1995

                                           Common Stock
                                           ------------
                                       Number           Par         Additional        Translation        Retained
                                         of            Value          Paid-In             Ad-            Earnings
                                       Shares         $.00067         Capital          justments         (Deficit)
                                       ---------      -------        ----------        ----------       ----------
BALANCE -
 JANUARY 31, 1995                      3,300,000      $ 2,211        $9,919,557        $     -         ($1,485,628)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                                   -            -                 -          1,434                   -

NET (LOSS) FOR
 THE YEAR ENDED
 DECEMBER 31, 1995                             -            -                 -              -            (310,801)
                                       ---------      -------        ----------        -------          ----------

BALANCE -
 DECEMBER 31, 1995                     3,300,000        2,211         9,919,557          1,434          (1,796,429)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                                   -            -                 -         (7,107)                  -

NET INCOME FOR THE
 NINE MONTHS ENDED
 SEPTEMBER 30, 1996                            -            -                 -              -           1,090,529
                                       ---------      -------        ----------        -------          ----------

BALANCE -
 SEPTEMBER 30, 1996                    3,300,000      $ 2,211        $9,919,557        $(5,673)         $ (705,900)
                                       =========      =======        ==========         =======         ==========


       Read accountants' review report and notes to financial statements.
                                      - 3 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                                1996               1995             1996              1995
                                                             ----------         ----------       ----------          -------
Rental Income                                                $  786,973         $  284,997       $2,112,028        $  633,216
Selling, General &
   Administrative Expenses                                      392,181            255,927          950,803           650,607
Depreciation                                                     47,437             34,241          138,000            57,058
                                                             ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Interest Income,
   Income Taxes, Extraordinary Item,
   & Discontinued Operations                                    347,355             (5,171)       1,023,225           (74,449)
Interest Income                                                  71,595             76,781          194,304           237,335
                                                             ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Income Taxes,
   Extraordinary Item & Discontinued
   Operations                                                   418,950             71,610        1,217,529           162,886
Income Taxes                                                    310,000             31,300          545,000            56,000
                                                             ----------         ----------       ----------        ----------

Income (Loss) from Continuing
   Operations Before Extraordinary
   Item & Discontinued Operations                               108,950             40,310          672,529           106,886
Utilization of Net Operating Losses
   and Foreign Tax Credits                                      278,400                  -          418,000                 -
                                                             ----------         ----------       ----------        -----------
Income (Loss) from Continuing
   Operations                                                   387,350             40,310        1,090,529           106,886
Discontinued Operations - Net of
   Income Taxes                                                       -            (32,943)               -          (599,519)
                                                             ----------          ----------      ----------         ----------

                 Net Income (Loss)                           $  387,350         $    7,367       $1,090,529        $ (492,633)
                                                             ==========         ==========       ==========         ==========

Earnings (Loss) Per Common Share
--------------------------------
   and Common Share Equivalent
   ---------------------------
   Common Share Equivalent Outstanding                        3,541,545          3,300,000        3,479,091         3,300,000
                                                             ==========         ==========       ==========        ==========
      Discontinued Operations                                $        -        $      (.01)       $       -        $     (.18)
      Income (Loss) from Continuing
        Operations                                                  .11                .01              .31               .03
                                                             ----------         ----------       ----------        ----------

                 Net Income (Loss)                           $      .11        $      (.- )        $     .31       $     (.15)
                                                            ==========          ==========       ==========        ==========

Earnings (Loss) Per Common Share
--------------------------------
   Assuming Full Dilution
   ----------------------
   Common Share Equivalent Outstanding                        3,563,430          3,300,000        3,563,430         3,300,000
                                                             ==========         ==========       ==========        ==========
      Discontinued Operations                                $        -        $      (.01)        $      -        $     (.18)
      Income (Loss) from Continuing
        Operations                                                  .11                .01              .31               .03
                                                             ----------         ----------       ----------        ----------

                 Net Income (Loss)                          $       .11        $      (.- )       $     .31        $     (.15)
                                                             ==========         ==========       ==========        ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                    1996                       1995
                                                                 ----------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss) from Continuing Operations                 $ 1,090,529               $   106,886
   Discontinued Operations                                               --                  (599,519)
   Adjustments to Reconcile Net (Loss) Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                                   138,000                    57,058
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                           (524,715)                 (261,506)
     Assets Held for Sale                                                --                 1,173,898
     Prepaid Expenses and Other Current Assets                      (93,772)                 (258,805)
      Income Tax Receivable                                              --                    99,740
     Deferred Income Taxes                                          (34,999)                       --
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                          181,145                   (32,690)
     Foreign Income Tax Payable                                      77,904                        --
                                                                -----------               -----------

         Net Cash Provided By (Used In) Operating
           Activities                                               834,092                   285,062
                                                                -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                            (1,012,797)               (1,032,609)
   Advances from/to Affiliates - Net                                     --                   112,633
   Cash - Restricted                                                     --                   104,107
   Other Assets                                                      42,310                     4,982
   Financing Arrangement - Net                                           --                   378,365
                                                                -----------               -----------

         Net Cash Provided (Used In) Investing
           Activities                                              (970,487)                 (432,522)
                                                                -----------               -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                  (7,107)                      --
                                                                -----------               -----------

NET (DECREASE) IN CASH                                             (143,502)                 (147,460)

CASH AND CASH EQUIVALENTS - BEGINNING                             4,668,446                 5,001,399
                                                                -----------               -----------

CASH AND CASH EQUIVALENTS - ENDING                              $ 4,524,944               $ 4,853,939
----------------------------------                              ===========               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                                     $        --               $        --
                                                                ===========               ===========
   Income Taxes, Foreign                                        $    84,095               $        --
                                                                ===========               ===========


       Read accountants' review report and notes to financial statements.
                                      - 5 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

Note 1.   Summary of Significant Accounting Policies
-------   -------------------------------------------

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

          In 1994, the Company formed a Peruvian subsidiary and in late 1995 formed a Colombian subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $3,500,000 for the purchase of machines and equipment. As of September 30, 1996 the Company had acquired approximately 7,000 slot machines and other related equipment at a cost of $3,346,251, including applicable costs for transportation, duty and refurbishing.

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





       Read accountants' review report and notes to financial statements.
                                      - 6 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------


Note 1.   Summary of Significant Accounting Policies (Continued)
-------   ------------------------------------------

     D    Revenue Recognition
          -------------------

          Effective January 1, 1995, the Company began renting casino slot machines. Revenue is recognized monthly as the casino slot machines are placed in service.

     E    Statement of Cash Flows
          -----------------------

          For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Therefore, the marketable securities of $4,350,00 and $4,500,000 at September 30, 1996 and December 31, 1995
          respectively, are considered a cash equivalent.

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









       Read accountants' review report and notes to financial statements.
                                      - 7 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

Note 1.   Summary of Significant Accounting Policies (Continued)
-------   ------------------------------------------

     G    Significant Concentration of Credit Risk
          ----------------------------------------

          The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $58,000 and $53,000 as of September 30, 1996 and December 31, 1995 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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


Note 2.   Discontinued Operations
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








       Read accountants' review report and notes to financial statements.
                                      - 8 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

Note 3.   Property and Equipment
-------   ----------------------

          Property and equipment are summarized as follows:

                                                             September 30,       December 31,
                                                                 1996                  1995
                                                              ----------             -------
            Leased Property                                   $  346,600           $  273,975
            Rental Equipment                                   3,346,251            2,461,794
            Leasehold Improvements                                 2,090                2,090
            Furniture and Fixtures                               143,095              116,942
            Transportation Equipment                             108,006               84,922
            Office Equipment                                      19,176               12,995
                                                              ----------           ----------
                      Total                                    3,965,218            2,952,718
            Less:  Accumulated Depreciation                      291,198              153,495
                                                              ----------           ----------

            Property and Equipment - Net                      $3,674,020           $2,799,223
                                                              ==========           ==========

          Depreciation expense for the three and nine months ended September 30, 1996 was $47,437 and $138,000, respectively.

          Rent expense for the three and nine months ended September 30, 1996 was $24,807 and $65,536 respectively.

          Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.


Note 4.   Cash and Cash Equivalents
-------   -------------------------

          As  of  September  30,  1996,  cash  and  cash  equivalents   included
          commercial paper in the amount of $4,350,000, with interest rates which approximates 5.5%.


Note 5.   Note Receivable - Stockholder
-------   -------------------------------

          The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.

          The stockholder repaid $21,000 during 1994. All interest charged through 1995 and has been paid by the stockholder. The Company expects that the note will be repaid by 1998. Included in the statement of operation is $9,991 of interest accrued for the nine months ended September 30, 1996.


       Read accountants' review report and notes to financial statements.
                                      - 9 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------



Note 6.   Warrants and Options
------    --------------------

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


Note 7.   Incentive Stock Option Plan
------    ---------------------------

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








       Read accountants' review report and notes to financial statements.
                                     - 10 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------



Note 8.   Provision for Income Taxes
-------   --------------------------

          The provision for income taxes consisted of the following for the nine months ended September 30:

                                                  1996                 1995
                                               ---------            ---------

                 Current
                   Federal                     $ 383,000            $  47,000
                   State                               -                9,000
                   Foreign                       127,000                    -
                                               ---------            ---------
                                                 510,000               56,000
                                               ---------            ---------
                 Deferred
                   Federal                             -                    -
                   State                               -                    -
                   Foreign                        35,000                    -
                                               ---------            ---------
                                                  35,000                    -
                                               ---------            ---------

                 Income Tax Provision          $ 545,000            $  56,000
                                               =========            =========

          Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                        1996            1995
                                                     ---------       -------

            Revenue Recognition                      $ 117,000       $     -
                                                     ---------       -------

            Tax Effects of timing Differences        $  35,000       $     -
                                                     =========       =======

          The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                        1996            1995
                                                     ---------         -------

            Amount Computed Using the Federal
              statutory rate                         $ 383,000       $  55,400
            State Taxes                                      -           9,000
            Foreign Taxes                              162,000               -
            Other                                            -          (8,400)
            Net Operating Losses and Tax Credits      (418,000)              -
                                                     ----------      ---------

            Income Tax Provision                     $ 127,000       $  56,000
                                                     =========       =========





       Read accountants' review report and notes to financial statements.
                                     - 11 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

Note 8.   Provisions for Income Taxes (Continued)
-------   ---------------------------

          As of September 30, 1996, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                   December 31, 2009             $1,000,000
                   December 31, 2010                428,000
                                                 ----------

                          Total                  $1,428,000
                                                 ==========

          In addition the Company has available foreign tax credits to offset future federal income taxes of $173,000.


Note 9.   Commitments and Contingencies
-------   -----------------------------

     A    Litigation
          ----------

          The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

     B    Employment Agreements
          ---------------------

          The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. In addition, there is an incentive bonus if the Company achieves a net profit before taxes of $1,000,000 the executive officer is entitled to a $100,000 bonus and if the Company achieves a net profit before taxes of $1,500,000 the executive officer in entitled to a $150,000 bonus. Included in the statement of operations is a $75,000 accrual for incentive bonus.

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

       Read accountants' review report and notes to financial statements.
                                     - 12 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 ----------------------------------------------

Note 9.   Commitments and Contingencies (Continued)
-------   -----------------------------

     D    Foreign Assets
          --------------

          The accompanying consolidated balance sheet for the period ended September 30, 1996, includes assets relating to the Company's slot machine operations in Peru and Colombia, South America, of $3,800,000 and $450,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

          In that regard the Company has been informed that in Peru an excise tax has instituted effective October 1, 1996 on the lessee's of gaming equipment. It has not been determined the extent, if any, that this excise tax will have on future operations in Peru. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax retroactively reduced or revised.


Note 10.  Sublease Agreement and Financing Arrangement
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