Form 10KSB
period 1996-12-31
LATIN AMERICAN CASINOS INC
filed 1997-05-01
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                  ------------


For the fiscal year ended December 31, 1996      Commission File Number 33-43423


                          LATIN AMERICAN CASINOS, INC.



A Delaware Corporation                       65-0159115
                                            (IRS Employer Identification Number)

3909 N.E. 163rd Street                               (305) 945-9300
Suite 202-B                                        (Telephone Number)
North Miami Beach, FL  33160


Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:

                        Common Stock, $0.00067 par value

                    Warrants, exercisable at $7.25 per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  x               No

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year:  $2,501,001.

         Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 31, 1997 $3,982,500.

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: 3,300,000 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

                                     General

         Latin American Casinos, Inc. (the "Company") is the largest slot machine rental and remanufacturing company in South America. The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect entrance into the gaming and casino business.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines are purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $400 each including freight, duty, and limited refurbishing expenses. The Company has determined that more extensive refurbishing extends the working life of each slot machine for an additional five years. Such additional refurbishing increases the cost of each machine by approximately $75. The Company believes that the additional refurbishing results in lower maintenance and future refurbishing costs and that these savings offset the additional costs.

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company opened its Colombia office on October 1, 1995 with 15 technicians and 1,500 slot machines in inventory. As of April 1, 1997 the Company has 700 machines under rental contracts with various entrepreneurs for approximately $85 per month.

         On February 25, 1997 the Company entered into gaming route operations on a participating basis with the owners of various business establishments. The Company has determined that such an arrangement benefits both the Company and those establishments which want slot machines, but do not wish to enter into formal long-term rental agreements. Participation allows the Company share in profits of slot machine operations while minimizing the risks associated with the collection of accounts receivable.

         The Company has received government approval for establishing gaming route operations in Colombia and Nicaragua and is prepared to move rapidly into these markets. The Company expects to be fully operational in both countries by May of 1997.

The Company expects to install thousands of machines in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. This new venture will change the Company into an operational gaming company as well as a strictly rental company. Participation based operations are expected to increase profitability by increasing cash flow while limiting accounts receivable. The Company believes that its decision to broaden the base of its business operations illustrates the Company's commitment to continually enhance its position for further growth in Central and South America.

         The Company commenced operations in Nicaragua in April 1997. The Company will offer both rental and participation agreement in Nicaragua and expects to have 1,000 machines in operation within one year.

         The Company is headquartered in Miami, Florida and has offices in Lima, Peru, Bogota, Colombia and Managua, Nicaragua. Applications to do business have been filed in Argentina, Paraguay, Brazil, and Honduras.

Source of Machines

         The Company has entered into an exclusive purchase agreement with Aristocrat Leisure Industries, Ltd. ("Aristocrat") of Sydney, Australia. Aristocrat is the second largest manufacturer of slot machines in the world. This agreement allows the Company to purchase up to 15,000 used Microstar I machines for use in South American countries where the Company is licensed to do business. On July 1, 1996, the Company signed a new contract with Aristocrat for the purchase of the later model Microstar Video machines under the same terms and conditions as the original agreement.

Refurbishing Process

         All slot machines are received in the Company's warehouses in Lima, Peru or Bogota, Colombia and are promptly refurbished by the Company's technicians. Each slot machine is electronically tested for 30 minutes to assure that it is in correct working order. Defective or worn parts are replaced or repaired. Once the technician is satisfied that the machine is in proper working order, the machine is thoroughly cleaned inside and out. At that time, a computerized printed card that translates the rule of play from English to Spanish is placed inside the machine in such a way that it can be seen and read by the slot machine player.

Rental of Slot Machines

         The slot machines are rented to licensed individual owner operators under a rental contract. The contracts are for various terms, conditions and amounts depending on, among other things, the number of slot machines requested by the renter. All contracts are backed by a personal guarantee for the first four installment payments from the renter to insure against non-payment of rental fees in the initial stage of the contract. The rental contracts also provide insurance to cover any loss by fire, theft, vandalism or political unrest.

Slot Route Operations - Participation

         Under certain circumstances, slot machines are placed into various business establishments under an agreement that calls for participation between the Company and the owner of the business establishment. Under such an agreement, an amount equal to the monthly tax imposed by the government is deducted from the total winnings of the machine, along with all jackpots paid out. The remaining monies are divided on a weekly basis 30% to the owner of the business establishment and 70% to the Company. In certain instances, due to jackpots paid out, there may be no participation monies to be divided. However, in the long run, the machines are programmed to retain at least 15% of all coins played.

Government Regulation

         Gambling in Peru was legalized in 1992. Six small casinos are now in operation in Lima. The Sheraton Hotel has opened a Las Vegas style casino in downtown Lima with a reported investment of over $12,000,000.

         Regulations governing slot machines were issued in March 1994. Lloyd Lyons, the Company's Chief Executive Officer, presented views before the Peruvian Gaming Commission prior to the issuance of the regulations.

         The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

         The Company and four other gaming companies have enjoined the Peruvian federal government from implementing the tax on the grounds that (i) the tax was implemented arbitrarily without consulting the Peruvian gaming commission and
(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian federal government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years. It has not been determined to what extent, if any, that the excise tax will have on the future operations of the Company in Peru. While this new tax, if not modified, may adversely effect future earnings, the Company expects to continue to be profitable. As of the date of this report, the Company's market has stabilized with approximately 1,000 slot machines under rental agreements.

Employees

         The Company currently has five full time employees and one part-time employee in Miami. Of these six employees, three are executives and three are clerical. In Lima, Peru, the Company has nine full time employees in its business office including a general manager. The Company employs one supervisor in the remanufacturing plant and now has eighteen service technicians of which six are part-time personnel.

         The Colombia and Nicaragua offices each has a general manager. Colombia has 20 contract service technicians and Nicaragua has 2 technicians at present. The Company believes its employee relations are good.

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company's executive offices and operating facilities are located at 3909 N.E. 163rd Street, Suite 202-B, North Miami Beach, Florida 33160. The Company leases these premises for $1,800 per month. The current term expired in 1996, but the Company has exercised an option to renew on a month-to-month basis through June, 1997 at which time the Company will relocate its offices. The property is in overall good condition.

         The Company leases a 2,000 square foot business office and a 1,500 square foot warehouse in Miraflores, a municipality in Lima, Peru. The Company also leases an 11,000 square foot main warehouse and remanufacturing plant approximately five miles from the business office.

         In Bogota, Colombia, the Company leases a two story 7,000 square foot combined office, warehouse, and remanufacturing plant.

         The Company also leases an office/warehouse in Managua, Nicaragua.

         In addition, the Company owns real estate and office space at 11337 N.W. 7th Avenue in Miami which housed the Company's former executive offices and leased the adjacent used car and truck lot during 1995. As of April 1996, the Company has leased the office space at this location to an unrelated third party for $1,500 per month.

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

ITEM 3.           LEGAL PROCEEDINGS

         In 1994, the Company received notice from the Dade County Environmental Resources Management Department indicating that there has been a discharge on the property owned by the Company at 11337 N.W. 7th Avenue, Miami, Florida. The discharge resulted in contaminated soil and wells on the property. The Company maintains that the discharge was not the result of the Company's ongoing activities at the location, but was the result of prior use of the property.

         The Company has cooperated fully with the Department, and the evaluation performed by outside professionals hired by the Company indicated that the contamination was not severe. The Company had the contaminated soil removed from the property, hauled away, and disposed of in accordance with state and federal environmental laws and regulations. The excavation was filled in with clean soil and the area concerned repaved.

         In addition, the applicable regulatory agencies will monitor the contamination levels in the three shallow wells on the property for an undetermined period. If, after the prescribed period, all wells test at appropriate levels for contaminants, the wells will be sealed and all monitoring of the discharge will cease.

         To date, the Company has paid $113,000 to various environmental professionals toward the clean-up. The Company does not believe that the further costs of remediation will be material.

         The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                                      PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


                                                Market Information

         The Company's Common Stock and Warrants were listed on NASDAQ under the symbol "REPO" and "REPOW", respectively until June 20, 1994. Since June 20, 1994, the Company's Common Stock and Warrants are listed on NASDAQ under the symbol "LACI" and "LACIW", respectively. Trading in the Common Stock and Warrants began on December 19, 1991. The table below represents the quarterly high and low sales prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ.


Common Stock                                         High              Low

1995

January 1 - March 31                                 1 1/2             1 1/8

April 1 - June 30                                    2 3/16            1 5/16

July 1 - September 30                                2 3/4             1 7/10

October 1 - December 31                              3 7/8             2 1/4

1996

January 1 - March 31                                 4 1/8             2 11/16

April 1 - June 30                                    7 1/8             3 1/4

July 1 - September 30                                5 7/8             3 5/8

October 1 - December 31                              5 11/16           2 1/2

Warrants                                              High              Low
--------                                              ----              ---

1995
----

January 1 - March 31                                 1/8               1/16

April 1 - June 30                                    1/8               1/16

July 1 - September 30                                5/32              1/16

October 1 - December 31                              1/4               1/8

1996
----

January 1 - March 31                                 9/32              5/32

April 1 - June 30                                   13/8               7/32

July 1 - September 30                               15/16              1/2

October 1 - December 31                              3/4               1/8

         The closing sales prices for the Common Stock and Warrants at April 24, 1997 were $2 3/8 and $9/32 respectively.

         There were 50 registered owners and approximately 700 beneficial owners of the Common Stock of the Company as of April 24, 1997. The Company declared no cash dividends in 1995 or 1996. The Company has declared a dividend of $.05 per share for shareholders of record as of May 30, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview
----------------

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company opened its Colombian office on October 1, 1995 with 15 technicians and 1,500 slot machines in inventory. As of April 1, 1997, the Company has 700 machines under rental contracts with various entrepreneurs for approximately $85 to $100 per month.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines are purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $475 each including freight, duty, and refurbishing expenses. The Company rents each slot machine for approximately $85 to $100 per month.

         In March of 1997 the Company decided to expand its slot machine operation in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payouts, the Company divides any remaining winnings of the machine on a 30% participation to the business owner and 70% participation to the Company. The Company believes that this change will increase cash flow and reduce the Company's risk associated with the collection of accounts receivable, thereby reducing allowances for doubtful accounts. Results of the slot route operations will be reflected starting in the second quarter of 1997.

         As of October 31, 1995, the Company completed its exit from the used car and truck business in the United States and Panama and began devoting its full efforts to the gaming and casino industry.



Results of Operations
---------------------

         The Company's revenues from the rental of slot machines in Peru and Colombia for the year ended December 31, 1996 increased $1,200,408 (92%) to $2,501,061 from $1,300,653 for the year ended December 31, 1996. The increase in revenues over the period described above is attributed to the fact that the Company now has an established presence in the slot machine rental market in South America. The Company did not begin renting slot machines until January 1995, but did not begin to generate significant revenues until the fourth quarter of that year when it completed its exit from the used car and truck business. The increase in revenues can also be attributed to the fact that, while the Company commenced its Colombian operations during the last quarter of 1995, the Company was operating in Colombia for all of 1996.

         Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $262,959 (23.6%) over the twelve month period ended December 31, 1995. This increase reflects the Company's increased focus on the gaming and casino industry as opposed to the used car and truck business.

         Depreciation increased by $125,878, or 198.3%, to $189,347 for the year ended December 31, 1996. This increase is attributable primarily to the extensive use of the Company's increased inventory of slot machines.

         Because revenues generated from the rental of slot machines increased more rapidly than Selling, General, and Administrative Expenses, net income from continuing operations increased to $968,360, or $0.29 per share, for the year ended December 31, 1996 from $433,006, or $0.13 per share, for the same period in 1995. The Company experienced a net loss of $310,801, or $(.09) per share, for the year ended December 31, 1995 due primarily to the costs associated with exiting the used car and truck business. The Company believes that the reduction in overhead expenses inherent in the car business will position the Company to maintain long term profitability in the slot machine rental business and expects its gaming operations in Peru and Colombia to continue to be profitable.

         The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

         The Company and four other gaming companies have enjoined the Peruvian federal government from implementing the tax on the grounds that (i) the tax was implemented arbitrarily without consulting the Peruvian gaming commission and
(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian federal government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years. It has not been determined to what extent, if any, that the excise tax will have on the future operations of the Company in Peru. While this new tax, if not modified, may adversely effect future earnings, the Company expects to continue to be profitable. As of the date of this report, the Company's market has stabilized with approximately 1,000 slot machines under rental agreements.

         The Company is currently reorganizing its Colombia-based operation by down-sizing the main office in Bogota and opening three satellite offices, one in Cali, one in Medellin, and the other in Barranquilla in the Northern tip of Colombia. The Barranquilla office will also serve as the hub for the Company's operations in Nicaragua and Honduras, as well as the Caribbean market if and when it becomes available. The Company began full scale operations with 500 slot machines in Nicaragua during the first quarter of 1997. The Company plans to open offices in Honduras during the second quarter of 1997.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 1996, the Company had invested approximately $3,524,511 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $475 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the year ended December 31, 1996 includes assets relating to the Company's slot machine operations in Peru and Colombia of $3,600,000 and $600,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,613,596 in assets, of which $4,492,198 is in cash and cash equivalents, and 7,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and a U.S. tax loss carry forward of approximately $960,000. In addition, the Company has available foreign tax credits in the amount of approximately $248,000.

         Other than for the acquisition of additional slot machines, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

ITEM 7.           FINANCIAL STATEMENTS

Index to Consolidated
  Financial Statements                                               Form 10-KSB
                                                                     -----------

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of
  December 31, 1995 and 1996                                              F-3

Consolidated Statements of Changes in
  Stockholders' Equity for years ended
  December 31, 1995 and 1996                                              F-4

Consolidated Statements of Operations
  for the years ended
  December 31, 1995 and 1996                                              F-5

Consolidated Statements of Cash Flows
  for the years ended
  December 31, 1995 and 1996                                              F-6

Notes to the Consolidated
  Financial Statements                                                    F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The independent auditor for the Company, Weinberg, Pershes & Company, P.A. ("Weinberg") was dismissed on April 17, 1996. Weinberg's reports on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. At this time, management is not aware of any disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report.

         Weinberg was dismissed because management believes that its new auditors possess better Spanish to English translation capabilities. The Company believes that it is essential that the Company's auditors have Spanish to English translation capabilities in order to conduct the audits and reviews of the Company's financial statements efficiently and in a timely manner. Management determined that it was in the Company's best interests to engage a new independent auditor.

         The Company has  engaged  Shubitz  Rosenbloom  & Co.,  P.A.  ("Shubitz,
Rosenbloom") of Miami, Florida as its principal accountant to audit the Company's financial statements. Shubitz, Rosenbloom has Spanish speaking accountants who are competent to handle the Company's changing needs and who have expertise in international tax and accounting issues.

         Weinberg has not consented to the use of its auditor's report dated April 8, 1996 for the year ended December 31, 1995 in this Form 10-KSB on the grounds that it is no longer independent due to a lawsuit filed against it by the Company. The lawsuit does not concern any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. The Company's audit for the year ended December 31, 1996 (including the procedures with respect to subsequent events) did not reveal any matters that, in the opinion of the Company's independent auditors, might have a material effect on the financial statements reported on by Weinberg or would require disclosure in the notes thereto.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers, directors and key employees of the Company are as follows:
                                                                 Director
        Name                            Age                       Since
        ----                            ---                      --------

 Lloyd Lyons                             56                        1989
 Donald D. Schiffour                     65                        1992
 Jose A. Caballero                       40                        1994
 Angel Garcia                            37                        1995
 Ronald Zaid                             60                        1997


         Lloyd Lyons is Chairman of the Board and Chief Executive Officer and is the founder of the Company. Prior to founding the Company, Mr. Lyons was General Manager and auctioneer of Miami Recovery Corp., a Miami based used car auction company, from 1987 to 1989. From 1984 to 1987, Mr. Lyons was President and sole stockholder of National Lien and Recovery Corp. of Florida, a firm which specialized in recovering movable assets subject to mortgages and liens. Mr. Lyons is a licensed auctioneer and has over 30 years experience in the used car business. Mr. Lyons beneficially owns 1,700,000 shares of Common Stock.

         Mr. Schiffour joined the Company as Vice President of International Operations in June 1992. Prior to joining the Company, Mr. Schiffour was the General Manager for Samson Automobile Leasing, Co., in Pittsburgh, Pennsylvania.

         Mr. Caballero joined the Board of Directors in April, 1994. Mr. Caballero is the Vice President of Exfi International Corporation, an advertising and marketing agency that specializes in doing work for companies that plan to expand their businesses into Latin America. Mr. Caballero has been with Exfi International Corporation since 1987.

         Mr. Garcia joined the Company in January 1995 and serves as President of LACI in Peru. Mr. Garcia was the Marketing Manager of Slot Operations for one of the largest casinos in Lima, Peru before joining LACI. He was named to the Board of Directors of the Company in April 1995.

         Mr. Zaid joined the Board of Directors in March 1997. Mr. Zaid has been a successful entrepreneur in many businesses including the leasing of security equipment and the car business.

         To the best of the Company's knowledge and belief, no director, officer or beneficial owner of more than five percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during fiscal year 1996.


ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered for the year ended December 31, 1996 to each of the Executive Officers of the Company whose cash compensation exceeded $100,000 during that year, and the aggregate cash compensation of all Executive Officers as a group:

                                            Summary Compensation Table
                                            --------------------------

====================================================================================================================================
                                    Annual Compensation                                       Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Awards                        Payouts
------------------------------------------------------------------------------------------------------------------------------------
        (a)           (b)            (c)           (d)            (e)             (f)            (g)           (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Other                                                        All
     Name and                                                   Annual       Restricted                                      Other
     Principal                                                  Compen-          Stock        Options/        LTIP          Compen-
     Position        Year          Salary         Bonus         sation          Awards          SARs         Payouts        sation
                                      $             $              $               $             (#)            $              $
------------------------------------------------------------------------------------------------------------------------------------
Lloyd Lyons,         1996          236,000       100,000           -               -              -             -              -
Chief Executive      1995          236,000          -              -               -              -             -              -
Officer              1994          236,000          -              -               -           300,000          -              -
------------------------------------------------------------------------------------------------------------------------------------
All Executive        1996          326,000       100,000           -               -              -             -              -
Officers as a        1995          461,360          -              -               -              -             -              -
group (4,5, and      1994          478,750          -              -               -           492,500          -              -
5 persons
respectively)
====================================================================================================================================

         The Chief Executive Officer of the Company has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. Under the terms of the Employment Agreement, if the Company achieves a net profit before taxes of $1,000,000, the executive offices is entitled to a $100,000 bonus. If the Company achieves a net profit before taxes of $1,500,000, the executive officer is entitled to a $150,000 bonus.

         In January 1997, the Company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus may be awarded to the CEO at the discretion of the Board of Directors.

         Other than the incentive bonus plan described above and the stock option plans described below, as of December 31, 1996, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

1991 Incentive Stock Plan and 1994 Stock Option Plan
----------------------------------------------------

         The Company adopted the Incentive Stock Plan (the "1991 Plan") in 1991. The maximum number of shares available for issuance under the 1991 Plan is 450,000 shares. In June 1994 the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"). The maximum number of shares available for issuance under the 1994 Plan is 1,000,000 shares. The Plans are designed to provide additional incentives for Directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Plans are administered by the Compensation Committee of the Board of Directors consisting of Messrs. Lyons, Caballero and Zaid. The 1991 Plan and the 1994 Plan authorize the Compensation Committee to grant key employees selected by it until September 30, 2001 and June 2004, respectively, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options must be not less that the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plans to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 110% of the fair market value on the date of grant. To date, 907,500 options have been issued under the 1994 Plan, but none have been exercised.

         The Board of Directors may amend the Plans at any time but may not, without shareholder approval, adopt any amendment which would materially increase the benefits accruing to participants or materially modify the eligibility requirements. The Company also may not, without shareholder approval, adopt any amendment which would increase the maximum number of shares which may be issued under the Plans unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company.

         The Company may adopt additional compensation programs at a later date suitable for its executive personnel. The Company is unable to predict at this time the format or manner of compensation to be included in any such program.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 31, 1995 by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors as a group:

                                              Number of
                                               Shares
                                            Beneficially              Percent of
Name                                          Owned(1)                  Class
----                                        ------------              ----------

Lloyd Lyons                                 2,350,000(2)(4)             59.5%
c/o Latin American
  Casinos, Inc.
3909 N.E. 163rd Street
Suite 202-B
North Miami Beach, FL  33160

Donald D. Schiffour                            82,000(3)                 2.43%
c/o Latin American
  Casinos, Inc.
3909 N.E. 163rd Street
Suite 202-B
North Miami Beach, FL  33160

Geraldine Lyons                                75,000(3)                 2.22%
c/o Latin American
  Casinos, Inc.
3909 N.E. 163rd Street
Suite 202-B
North Miami Beach, FL  33160

Angel Garcia                                   65,000(5)                 1.93%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru

Ronald Zaid                                     3,000                       *
16 Birchwood Park Court
Jericho, NY  11753

Jose A. Caballero                                   0                        0%
12900 SW 11th Avenue
Miami, FL  33176

All Officer and Directors                   2,575,000                    61.82%
as a group

----------
(1) Based on a total of 3,300,000 shares of Common Stock issued and outstanding.

(2)      Includes   615,388   shares   owned   by  Mr.   Lyons'   children   and
         grandchildren's trusts.

(3) Includes options to purchase 75,000 shares of Common Stock of the Company exercisable at $2.50 per share.

(4) Includes options to purchase 650,000 shares of Common Stock of the Company exercisable at $2.50 per share.

(5) Includes options to purchase 65,000 shares of Common Stock of the Company exercisable at $2.50 per share.

 *       Less than 1%.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1993, the Company loaned $150,000 to Lloyd Lyons. In 1994, Mr. Lyons repaid $21,000 of this amount. Interest is being accrued and paid at a rate of prime plus 1% per annum. As of December 31, 1996, all interest accrued on the loan had been paid to the Company in a timely manner.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index of exhibits as required by Item 601 of Regulation S-B.

Exhibit No.                Description of Exhibit
-----------                -----------------------

3.1                        Articles of Incorporation (Delaware)

3.2                        Bylaws(1)

4.1                        Common Stock Specimen(1)

4.2                        Warrant Specimen(1)

4.3                        Form of Warrant Agreement(1)

10.1 Agreements between the Company and Aristocrat Leisure Industries PTY LTD dated May 31, 1994, December 12, 1994 and March 24, 1995(2)

10.2 Agreements between the Company and Latin American Casinos S.A. dated January 10, 1996.(3)

10.3 Employment Agreement between the Company and Lloyd Lyons dated January 1, 1997.

27.1                       Financial Data Schedule


(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1992.

(2) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1994.

(3) Incorporated herein by reference to the 10-KSB filed by the Company for the year ended December 31, 1995.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K as filed with the Commission on February 12, 1997 regarding the resignation of Mr. George Edelson from the Board of Directors of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Latin American Casinos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LATIN AMERICAN CASINOS, INC.


                                                 By  /s/ Lloyd Lyons
                                                   -----------------------------
                                                    Lloyd Lyons
                                                    Chairman and Chief Executive
                                                    Officer

                                                    Date:  April   28 , 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on this 28th day of April, 1997:


  /s/ Lloyd Lyons
----------------------------------
Lloyd Lyons
Chairman, Chief Executive Officer,
and Director


  /s/ Donald D. Schiffour
----------------------------------
Donald D. Schiffour
Vice President and Director



----------------------------------
Jose A. Caballero
Director


  /s/ Angel Garcia
----------------------------------
Angel Garcia
President, Latin American Operations
  and Director



----------------------------------
Ronald Zaid
Director

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                                    CONTENTS
                                    --------



Independent Auditor's Report                                                  2

Consolidated Balance Sheets as of December 31, 1996 and
  1995                                                                        3

Consolidated Statements of Changes in Stockholder's
  Equity for the Years Ended December 31, 1996 and
  1995.                                                                       4

Consolidated Statements of Operations for the Years
  Ended December 31, 1996 and 1995.                                           5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995.                                           6

Notes to Consolidated Financial Statements as of
  December 31, 1996 and 1995.                                              7-15

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Latin American Casinos, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and there cash flows for the year then ended, in conformity with generally accepted accounting principles. The financial statement for the year ended December 31, 1995, was audited by another accounting firm who expressed an unqualified opinion on their report dated April 8, 1996.




Miami, Florida
April 15, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------

                                                                                         1996             1995
                                                                                      ----------       ----------
CURRENT ASSETS
   Cash and Cash Equivalents                                                          $4,492,198       $4,668,446
   Accounts Receivable, Less $149,814
      and $99,814 of Allowance for Doubtful
      Accounts 1996 and 1995, Respectively                                               848,260          421,403
   Deferred Income Taxes                                                                   -               33,652
   Prepaid Expenses and Other Current Assets                                             169,072           99,180
                                                                                      ----------       ----------
                 Total Current Assets                                                  5,509,530        5,222,681
                                                                                      ----------       ----------
PROPERTY AND EQUIPMENT - NET                                                           3,852,961        2,799,223
                                                                                      ----------       ----------
OTHER ASSETS
   Financing Arrangement Receivable                                                      114,460          114,460
   Deposits                                                                                4,935           14,510
   Note Receivable - Stockholder                                                         129,000          129,000
   Other Assets                                                                            2,710           44,818
                                                                                      ----------       ----------
                 Total Other Assets                                                      251,105          302,788
                                                                                      ----------       ----------
TOTAL ASSETS                                                                          $9,613,596       $8,324,692
                                                                                      ----------       ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                              $  367,734       $  186,619
   Foreign Income Tax Payable                                                            140,660           11,300
  Deferred Income Tax Payable                                                              7,500              -
                                                                                      ----------       ----------
                 Total Current Liabilities                                               515,894          197,919
                                                                                      ----------       ----------
COMMITMENTS AND CONTINGENCIES                                                                -                -
                                                                                      ----------       ----------
                 Total Liabilities                                                       515,894          197,919
                                                                                      ----------       ----------
STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                                                      2,211            2,211
   Additional Paid-In Capital                                                          9,919,557        9,919,557
   Cumulative Translation Adjustments                                                      4,003            1,434
   Deficit                                                                            (  828,069)     ( 1,796,429)
                                                                                      ----------       ----------
                 Total Stockholders' Equity                                            9,097,702        8,126,773
                                                                                      ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $9,613,596       $8,324,692
                                                                                      ----------       ----------

         The accompanying notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                          Common Stock
                        Number          Par           Additional         Translation     Retained
                          of           Value           Paid-In              Ad-          Earnings
                        Shares        $.00067          Capital           justments       (Deficit)
                        -------       -------         ----------         -----------    ------------

BALANCE -
 JANUARY 31, 1995      $3,300,000      $ 2,211        $9,919,557        $   -           ($1,485,628)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                  -            -                 -            1,434                -

NET (LOSS) FOR
 THE YEAR ENDED
 DECEMBER 31, 1995            -            -                 -              -           (   310,801)
                        ---------     --------        ----------         -----------    ------------
BALANCE -
 DECEMBER 31, 1995      3,300,000        2,211         9,919,557          1,434         ( 1,796,429)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                  -            -                 -            2,569                -

NET INCOME FOR THE
 THE YEAR ENDED
 DECEMBER 31, 1996            -            -                 -              -              968,360
                        ---------     --------        ----------         -----------    ------------
BALANCE -
 DECEMBER 31, 1996     $3,300,000      $ 2,211        $9,919,557        $ 4,003        ($   828,069)
                       ==========     ========        ==========         ===========    ============

          The accompanying notes are an integral part of the statement.
                                       F-4

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      1996              1995
                                                 -----------        -----------

Rental Income                                    $ 2,501,061        $ 1,300,653
Selling, General &
   Administrative Expenses                         1,376,649          1,113,690
Depreciation                                         189,347             63,469
                                                 -----------        -----------

Income (Loss) from Continuing
   Operations Before Interest Income,
   Income Taxes, Extraordinary Item,
  & Discontinued Operations                          935,065        (   123,494)
Interest Income                                      255,930            309,512
                                                 -----------        -----------
Income (Loss) from Continuing
   Operations Before Income Taxes,
   Extraordinary Item & Discontinued
   Operations                                      1,190,995            443,006
  Income Taxes                                       554,635            127,000

Income (Loss) from Continuing
  Operations Before Extraordinary
  Item & Discontinued Operations                     636,360            306,006
Utilization of Net Operating Losses                      -                 -
   and Foreign Tax Credits                           332,000            127,000
                                                 -----------        -----------
Income from Continuing
   Operations                                        968,360            433,006
Discontinued Operations - Net of
   Income Taxes                                          -          (   743,807)
                                                 -----------        -----------
                 Net Income (Loss)                 $ 968,360        ($  310,801)
                                                 ===========        ============
Earnings (Loss) Per Common Share
  and Common Share Equivalent
  Common Share Equivalent Outstanding              3,300,000          3,300,000
                                                 ===========        ============
      Discontinued Operations                     $      -          (       .22)
      Income from Continuing                           .29                  .13
                                                 -----------        -----------
        Operations

                 Net Income (Loss)               $     .29          (       .09)
                                                 ===========        ============

         The accompanying notes are an integral part of this statement.
                                       F-5

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996                1995
                                                                  -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss) from Continuing Operations                      968,360           $  433,006
   Discontinued Operations                                               -            (   743,807)
   Adjustments to Reconcile Net (Loss) Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                                    189,347               63,469
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                             426,857)         (   334,645)
     Assets Held for Sale                                                -              1,204,898
     Prepaid Expenses and Other Current Assets                        69,892)              30,103
     Deferred Income Taxes                                            33,652          (    33,652)
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                           181,115          (    72,194)
     Foreign Income Tax Payable                                      129,360               11,300
    Deferred Income Tax                                                7,500                  -
                                                                  -----------         -----------
         Net Cash Provided By Operating
           Activities                                              1,012,585              802,606
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                              1,243,085)         (   152,820)
   Advances from/to Affiliates - Net                                     -                112,633
   Cash - Restricted                                                     -                104,107
   Other Assets                                                       51,683          (    44,818)
   Financing Arrangement - Net                                           -                263,905
                                                                  -----------         -----------
         Net Cash (Used In) Investing
           Activities                                              1,191,402)         ( 1,136,993)
                                                                  -----------         -----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalent                                                     2,569                1,434
                                                                  -----------         -----------
NET (DECREASE) IN CASH                                            (  176,248)         (   332,953)

CASH AND CASH EQUIVALENTS - BEGINNING                              4,668,446            5,001,399
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS - ENDING                                $4,492,198           $4,668,446
                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                                       $      -             $      -
                                                                  ===========         ===========
   Income Taxes, Foreign                                          $  110,427           $   22,352
                                                                  ===========         ===========

         The accompanying notes are an integral part of this statement.
                                       F-6

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



Note 1.     Summary of Significant Accounting Policies
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

            In 1994, the Company formed a Peruvian subsidiary and in late 1995 formed a Colombian subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $4,000,000 for the purchase of machines and equipment. As of December 31, 1996 the Company has acquired approximately 7,000 slot machines and other related equipment at a cost of $3,524,511, including applicable costs for transportation, duty and refurbishing.

         B  Principles of Consolidated
            --------------------------
            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin
            American Casinos, Inc., SA, a Peruvian corporation and Latin American Casinos of Colombia, LTPA a Colombian corporation.

            All material intercompany transactions, balances and profits have been eliminated.

         C  Property and Equipment
            ----------------------
            Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repair are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



Note 1.     Summary of Significant Accounting Policies (Continued)
-------     ------------------------------------------

         D  Revenue Recognition
            -------------------
            Effective January 1, 1995, the Company began renting casino slot machines. Revenues are recognized monthly as the casino slot machines are placed in service.

         E  Statement of Cash Flows
            -----------------------
            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities of $4,350,000 and $4,500,00 at December 31, 1996 and December 31, 1995 respectively, are considered a cash equivalent.

         F  Income (Loss) Per Common Share
            ------------------------------
            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 7) has been considered to be the equivalent of common stock when the market price of the common stock excess the exercise price of the options. The increase in the number of common share was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1996 the incentive stock options were considered anti diluted. All warrants, stock options and underwriter's options (notes 6 and 7) are anti dilutive. During 1995 all warrants, stock options and underwriter's options were anti dilutive.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



Note 1.     Summary of Significant Accounting Policies (Continued)
-------     ------------------------------------------

         G  Significant Concentration of Credit Risk
            ----------------------------------------
            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $59,000 and $53,000 as of December 31, 1996 and 1995 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         H  Translation of Foreign Currencies
            ---------------------------------
            The Company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in Stockholders' Equity and realized gains and losses are reflected in income.


Note 2.     Discontinued Operations
-------     -----------------------
            On October 31, 1995, the Company completed the phase-out of its used car and truck operations. Discontinued operations includes income and related costs incurred in the used car and truck operations. Management determined that in order to liquidate the inventory, they needed to substantially reduce the selling prices of their vehicles. In that regard the book value of the used car inventory was reduced by $377,000 in 1995 and was included in discontinued operations.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995



Note 3.     Property and Equipment
-------     ----------------------

            Property and equipment are summarized as follows:

                                                   December 31      December 31
                                                       1996             1995
                                                  ------------     ------------
            Lease Property                        $   346,881      $   273,975
            Rental Equipment                        3,524,511        2,461,794
            Leasehold Improvements                      2,090            2,090
            Furniture and Fixtures                    174,842          116,942
            Transportation Equipment                  113,379           84,922
            Office Equipment                           28,499           12,995
                                                  ------------     ------------
                       Total                        4,190,202        2,952,718
            Less:  Accumulated Depreciation           337,241          153,495
                                                  ------------     ------------
            Property and Equipment - Net           $3,852,961       $2,799,223
                                                  ============     ============
            Depreciation expense for the years ended December 31, 1996 and 1995 was $189,347 and $63,469, respectively.

            Rent expense for the years ended December 31, 1996 and 1995 was approximately $84,000 and $42,000 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.

Note 4.     Cash and Cash Equivalents
-------     -------------------------

            As of December 31, 1996, cash and cash equivalents included commercial paper in the amount of $4,350,000, with interest rates which range from 5.38% - 5.44%.

Note 5.     Note Receivable - Stockholder
-------     -----------------------------

            The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.

            The stockholder repaid $21,000 during 1994. All interest charged through 1996 has been paid by the stockholder. The Company expects that the note will be repaid by 1998. Included in the statement of operations is $11,932, of interest income for the year ended December 31, 1996, attributable to this note.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31,,1996 AND 1995



Note 6.     Warrants and Options
-------     --------------------

            As of December 31, 1996, the Company has outstanding 1,725,000 five years warrants to purchase one share of the Company's common stock at an exercise price of $7.25 to December 12, 1996, which has been extended to December 11, 1997.


            As part of the 1991 Public Offering, the underwriter received options to purchase 150,000 units to be exercised by December 12, 1996, which has been extended to December 11, 1997 at a price of $9.00 per unit. A unit consists of one share of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at a price of $7.25.

Note 7.     Incentive Stock Option
-------     ----------------------

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more that 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan to issue 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


Note 8.  Provision for Income Taxes
-------  --------------------------

         The provision for income taxes consisted of the following for the years ended December 31:

                                                        1996              1995
                   Current
                     Federal                        $  332,000        $      -
                     State                                  -                -
                     Foreign                           215,135           33,000
                                                       547,135           33,000

                   Deferred
                     Federal                                -                -
                     State                                  -                -
                     Foreign                             7,500           94,000
                                                         7,500           94,000
                   Income Tax Provision              $ 554,635        $ 127,000

         Deferred income taxes resulting from differences between accounting for financial statement purposes and accounting for tax purposes, were as follows:

                                                        1996              1995

         Revenue Recognition                         $  22,000         $ 94,000

         Tax Effects of timing Differences           $   7,500         $ 94,000

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                        1996              1995

         Amount Computed Using the Federal
           statutory rate                            $ 332,000         $152,000
         State Taxes                                       -             24,000
         Foreign Taxes                                222,635           127,000
         Other                                             -                 -
         Net Operating Losses and Tax Credits        ( 332,000)        (176,000)

         Income Tax Provision                         222,635          $127,000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


Note 8.     Provisions for Income Taxes (Continued)
-------     ---------------------------

            As of December 31, 1996, the Company had available for income tax purposes unused net operation loss carryforwards which may provide future tax benefits expiring as follows:

                       December 31, 2009                             $532,000
                       December 31, 2010                              428,000

                            Total                                    $960,000

            In addition the Company has available approximate foreign tax credits to offset future federal income taxes of $248,000.

Note 9.    Commitments and Contingencies
-------    -----------------------------

        A   Litigation
            ----------
            The Company is a defendant from time to time in claims and lawsuites arising out of the normal course of its business, non of which are expected to have a material adverse effect on its business or operations.

         B  Employment Agreements
            ---------------------
            The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. The Employment agreement provided for an incentive bonus if the Company achieves a net profit before taxes of $1,000,000 the executive officer is entitled to a $100,000 bonus. If the Company achieves a net profit before taxes of $1,500,000 the executive officer is entitled to a $150,000 bonus. Included in the statement of operations is an accrual for the incentive bonus of $100,000.

            In January 1997 the company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum plus commencing January 1, 1998 the agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


Note 9.     Commitments and Contingencies (Continued)
-------     -----------------------------

         C. Enviromental Liability
            ----------------------
            The Company had received notice from the Dade County Enviromental Resources Management Department indicating that there has been a discharge on the property owned by the Company. The Company is cooperating with the Department, and preliminary evaluation by outside professional hired by the Company indicates there is not a severe contamination problem. The Company maintains that the discharge was not as a result of the Company's ongoing activities at the location, but as a result of prior usage of the property. The Company has incurred approximately $120,000 in cost and believes the problems have been remedied. These costs have been capitalized to the cost of the land.

         D  Foreign Assets
            --------------
            The accompanying consolidated balance sheet for the period ended December 31, 1996, includes assets related to the Company's slot machine operations in Peru and Colombia, South America of $3,600,000 and $600,000, respectively. Although, these countries are considered politically and ecomnomically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

            In that regard the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessee's of gaming equipment. It has not been determined the full extent that this excise tax will have on future operations in Peru. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax retroactively reduced or revised.


Note 10.    Sublease Agreement and Financing Arrangement
--------    --------------------------------------------

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipated recovery of the amounts due under the financing arrangement in full. The Company's has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


Note 11.      Unaudited Financial Information
--------      -------------------------------

                                                          For The Quarters Ended
                                              March 31        June 30        Sept.30          Dec. 31
                                               1996            1996           1996             1996
                                             ---------       --------       --------        ----------
Rental Income                                $588,737        $732,882       $786,973        $  392,469

Income (Loss) From
Continuing Operations                        $328,254        $374,924       $387,350        ($122,168)

Net Income (Loss)                            $328,254        $374,924       $387,350        ($122,168)

Earnings (Loss) Per Common
Share                                             .10             .11            .11        (     .03)

Earnings (Loss) Per
Common Shares Assuming Full
Dilution                                          .10             .11            .11        (     .03)


*At December 31, 1996 all
outstanding options and warrants
were considered anti dilutive (Note 1F)