Form 10QSB
period 1997-03-31
LATIN AMERICAN CASINOS INC
filed 1997-05-16
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                            -----------------------


                  For the quarterly period ended March 31, 1997


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

                   Yes [ X ]                       No [  ]

         Number of shares outstanding of each of the issuer's classes
of common equity, as of March 31, 1997:   3,300,000 shares.

                          LATIN AMERICAN CASINOS, INC.

                              AS OF MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                  REVIEW REPORT
                                  -------------

                              AS OF MARCH 31, 1997
                              --------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------






Accountants' Review Report                                              1

Consolidated Balance Sheets as of March 31, 1997
  and December 31, 1996                                                 2

Consolidated Statements of Changes in Stockholder's
  Equity for the Three Months Ended March 31, 1997 and
  the Year Ended December 31, 1996                                      3

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1997 and 1996                                  4

Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1997 and 1996                                  5

Notes to Consolidated Financial Statements as of March 31,
  1997 and December 31, 1996                                         6-13

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three months ended March 31, 1997 and 1996, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated April 15, 1997, but we have not prepared any auditing procedures since that date.




Miami, Florida
May 9, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------

                                     ASSETS
                                     ------
                                                               March 31,  December 31,
                                                                  1997        1996
                                                             ----------   ----------
CURRENT ASSETS
   Cash and Cash Equivalents                                 $4,245,028   $4,492,198
  Accounts Receivable, Less $189,814 and
   $149,814 of Allowance for Doubtful Accounts
      1997 and 1996                                             971,741      848,260
  Prepaid Expenses and Other Current Assets                     141,751      169,072
                                                             ----------   ----------

                 Total Current Assets                         5,358,520    5,509,530
                                                             ----------   ----------

PROPERTY AND EQUIPMENT - NET                                  3,923,582    3,852,961
                                                             ----------   ----------
OTHER ASSETS
   Financing Arrangement Receivable                             114,460      114,460
   Deposits                                                       4,935        4,935
   Note Receivable - Stockholder                                129,000      129,000
   Other Assets                                                  66,100        2,710
                                                             ----------   ----------

                 Total Other Assets                             314,495      251,105
                                                             ----------   ----------

TOTAL ASSETS                                                 $9,596,597   $9,613,596
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $  276,211   $  367,734
   Foreign Income Tax Payable                                   134,773      140,660
  Deferred Income Tax Payable                                    21,500        7,500
                                                             ----------   ----------

      Total Current Liabilities                                 432,484      515,894
                                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES                                      --           --
                                                             ----------   ----------

                 Total Liabilities                              432,484      515,894
                                                             ----------   ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                             2,211        2,211
   Additional Paid-In Capital                                 9,919,557    9,919,557
   Cumulative Translation Adjustments                             4,402        4,003
  Deficit                                                    (  762,057)  (  828,069)
                                                             ----------   ----------


                 Total Stockholders' Equity                   9,164,113    9,097,702
                                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $9,596,597   $9,613,596
                                                             ==========   ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                       FOR THE YEAR ENDED DECEMBER 31,1996
                       -----------------------------------


                                            COMMON STOCK
                                        NUMBER           PAR          ADDITIONAL     TRANSLATION           RETAINED
                                          OF            VALUE           PAID-IN          AD-               EARNINGS
                                        SHARES         $.00067          CAPITAL       JUSTMENTS           (DEFICIT)
                                        ------         -------          -------       ---------           ---------

BALANCE -
 JANUARY 1, 1996                       3,300,000      $ 2,211        $9,919,557      $  1,434          ($1,796,429)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                                 -            -               -             2,569                -

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1996                           -            -                 -              -              968,360
                                       ---------      -------        ----------        -------         ----------

BALANCE -
 DECEMBER 31, 1996                     3,300,000        2,211         9,919,557         4,003          (   828,069)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                                 -            -                 -             399                 -

NET INCOME FOR THE
 THREE MONTHS ENDED
 MARCH 31, 1997                              -            -                 -              -                66,012
                                       ---------      -------        ----------        -------          ----------

BALANCE -
 MARCH 31, 1997                        3,300,000      $ 2,211        $9,919,557        $4,402          (  $762,057)
                                       =========      =======        ==========        ======           ==========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------

                                                                                        1997              1996
                                                                                     ---------         -------
Rental Income                                                                        $ 425,808         $  588,737
Selling, General and Administrative Expenses                                           362,709            253,123
Depreciation                                                                            36,500             45,383
                                                                                     ---------          ---------
Income (Loss) from Operations Before
   Interest Income, Income Taxes and Extraordinary
   Item                                                                                 26,599            290,231
Interest Income                                                                         59,413             64,623
                                                                                     ---------          ---------

Income (Loss) from Operations
   Before Income Taxes and Extraordinary Item                                           86,012          ( 354,854)
                                                                                     ---------           --------

INCOME TAXES
   Federal                                                                              20,000             90,400
   State                                                                                   -                  -
   Foreign                                                                              27,000             26,600
                                                                                     ---------         ----------
                 Total Income Taxes                                                     47,000            117,000
                                                                                     ---------         ----------

Income from Operations
   Before Extraordinary Item                                                            39,012            237,854
Utilization of Net Operating Losses and Foreign
   Tax Credits                                                                          27,000             90,400
                                                                                     ---------         ----------

Net Income (Loss)                                                                     $ 66,012         $  328,254
                                                                                     =========         ==========

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
   SHARE EQUIVALENT
   Common Share and Common Share Equivalent
      Outstanding                                                                    3,300,000          3,398,500
                                                                                     =========         ==========

                 Net Income (Loss) Per Share                                         $     .02         $      .10
                                                                                     =========         ==========

EARNINGS (LOSS) PER COMMON SHARE ASSUMING
   FULL DILUTION
   Common Share and Common Share Equivalent
      Outstanding                                                                    3,300,000          3,427,685
                                                                                     =========          =========

  Net Income (Loss) Per Share                                                        $     .02          $     .10
                                                                                     =========          =========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------

                                                                                      1997               1996
                                                                                   ----------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  66,012        $  328,254
   Adjustments to Reconcile Net (Loss) Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                                                      36,500            45,383
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                                           (  123,481)       (  139,615)
     Prepaid Expenses and Other Current Assets                                         27,321        (   40,269)
     Deferred Income Taxes                                                                  -             8,601
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                                         (   91,523)          178,462
     Foreign Income Tax Payable                                                    (    5,887)       (   11,300)
      Deferred Income Taxes                                                            14,000        (       - )
                                                                                   ----------         ---------

        Net Cash Provided By (Used In) Operating
           Activities                                                              (   77,058)       (  369,516)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                                              (  107,121)       (  359,941)
      Other Assets                                                                 (   63,390)       (    1,079)
                                                                                    ---------         ---------

         Net Cash Provided (Used In) Investing
           Activities                                                              (  170,511)          361,020
                                                                                    ---------         ---------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                                (      399)       (   15,169)
                                                                                    ---------         ---------

NET (DECREASE) IN CASH                                                             (  247,170)       (    6,673)

CASH AND CASH EQUIVALENTS - BEGINNING                                               4,492,198         4,668,446
                                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS - ENDING                                                 $4,245,028        $4,661,773
----------------------------------                                                 ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                                                        $      -          $      -
                                                                                   ==========        ==========
   Income Taxes, Foreign                                                           $   11,887        $   25,662
                                                                                   ==========        ==========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------



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

            In 1994, the Company formed a Peruvian subsidiary and in late 1995 formed a Colombian subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $4,000,000 for the purchase of machines and equipment. As of March 31, 1996 the Company had acquired approximately 7,000 slot machines and other related equipment at a cost of $3,633,408, including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATED
            --------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, SA, a Peruvian corporation and Latin American Casinos of Colombia, LTPA a Colombian corporation. The Company is in the process of forming a Nicaraguan operation and as such all costs incurred to date has been deferred until operations commence later in the year. Included in other assets on the balance sheet is approximately $66,000 of such expenditures.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------



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

         E  STATEMENT OF CASH FLOWS
            -----------------------

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The marketable securities of $4,000,000 and $4,350,000 as of March 31, 1997 and December 31, 1996,
            respectively are considered a cash equivalent.

         F  INCOME (LOSS) PER COMMON SHARE
            ------------------------------

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common share was reduced by the number of common share that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1996 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1996 all other warrants, stock options and underwriter's options (notes 5 and 6) are anti dilative. During 1997 all warrants, stock options and underwriter's options were anti dilative.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------     ------------------------------------------

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $52,000 and $59,000 as of March 31, 1997 and December 31, 1996 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

NOTE 2.     PROPERTY AND EQUIPMENT
-------     ----------------------

            Property and equipment are summarized as follows:

                                                              March 31,           December 31,
                                                               1997                   1996
                                                             ----------           ------------
            Leased Property                                  $  346,881           $  346,881
            Rental Equipment                                  3,633,408            3,524,511
            Leasehold Improvements                                6,989                2,090
            Furniture and Fixtures                              177,350              174,842
            Transportation Equipment                            116,144              113,379
            Office Equipment                                     28,624               28,499
                                                             ----------           ----------
                      Total                                   4,309,396            4,190,202
            Less:  Accumulated Depreciation                     385,814              337,241
                                                             ----------           ----------
            Property and Equipment - Net                     $3,923,582           $3,852,961
                                                             ==========           ==========

            Depreciation expense for the three months ended March 31, 1997 and 1996 was $36,500 and $45,383, respectively.

            Rent expense for the three months ended March 31, 1997 and 1996 was $20,900 and $18,000 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------

NOTE 3.     CASH AND CASH EQUIVALENTS
-------     -------------------------

            As of March 31, 1997, cash and cash equivalents included commercial paper in the amount of $4,000,000, due between April 2, 1997 through May 1, 1997 at interest rates which is approximated 5.3%.

NOTE 4.     NOTE RECEIVABLE - STOCKHOLDER
-------     -----------------------------

            The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $2,600 of interest income accrued for 1997 on this advance.

            The stockholder repaid $21,000 during 1994. All interest charged for 1996 has been paid by the stockholder. The Company expects that the note will be repaid by 1998.

NOTE 5.     WARRANTS AND OPTIONS
-------     --------------------

            As of March 31, 1997, the Company had outstanding 1,725,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 12, 1996, which has been extended to December 11, 1997.

            As part of the 1991 Public Offering, the underwriter received options to purchase 150,000 units to be exercised by December 12, 1996, which has been extended to December 11, 1997 at a price of $9.00 per unit. A unit consists of one share of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at a price of $7.25.

NOTE 6.     INCENTIVE STOCK OPTION PLAN
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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------

NOTE 7.     PROVISION FOR INCOME TAXES
-------     --------------------------

            The provision for income taxes consisted of the following for the three months ended March 31:

                                                                                  1997                 1996
                                                                               ---------            ---------
                 Current
                   Federal                                                     $  20,000            $  90,400
                   State                                                             -                    -
                   Foreign                                                        13,000               18,000
                                                                               ---------            ---------
                                                                                  33,000              108,400
                                                                               ---------            ---------
                 Deferred
                   Federal                                                           -                    -
                   State                                                             -                    -
                   Foreign                                                        14,000                8,600
                                                                               ---------            ---------
                                                                                  14,000                8,600
                                                                               ---------            ---------

                 Income Tax Provision                                          $  47,000            $ 117,000
                                                                               =========            =========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                                                  1997                 1996
                                                                               ---------            ---------

            Revenue Recognition                                                $  14,000            $   8,400
                                                                               ---------            ---------

            Tax Effects of timing Differences                                  $  14,000            $   8,400
                                                                               =========            =========

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                                                  1997                   1996
                                                                               ---------              -------

            Amount Computed Using the Federal
              statutory rate                                                   $  20,000            $ 117,000
           Foreign Taxes                                                          27,000               26,600
            Net Operating Losses                                               (  27,000)           (  26,600)
                                                                                --------             --------

            Income Tax Provision                                                $ 20,000            $ 117,000
                                                                                ========            =========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------


NOTE 7.     PROVISIONS FOR INCOME TAXES (Continued)
-------     ---------------------------

            As of March 31, 1997, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                   December 31, 2009                       $ 446,000
                   December 31, 2010                         428,000
                                                          ----------

                          Total                           $  874,000
                                                          ==========

            In addition the Company has available approximate foreign tax credit to offset future federal income tax of $275,000.

NOTE 8.     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

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



       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------


NOTE 8.     COMMITMENTS AND CONTINGENCIES (Continued)
-------     -----------------------------

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


         D  FOREIGN ASSETS
            --------------

            The accompanying consolidated balance sheet for the period ended March 31, 1997, includes assets relating to the Company's slot machine operations in Peru and Colombia, South America, of $3,700,000 and $900,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 9.     SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT
-------     --------------------------------------------

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------



NOTE 10     SUBSEQUENT EVENT
-------     ----------------

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997. Simultaneous the Company's officers and directors waived the rights to the payment of such dividend. The company estimates that approximately $85,000 will be distributed pursuant to this dividend.









       Read accountants' review report and notes to financial statements.

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

RESULTS OF OPERATIONS
---------------------

         The Company's revenues from the rental of slot machines in Peru and Colombia for the three months ended March 31, 1997 decreased $162,929 (27.7%) to $425,808 from $588,737 for the three months ended March 31, 1996. The decrease in revenues over the period described above is attributed primarily to the increased tax burden in Peru.

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

         In addition, the Peruvian federal government has imposed regulations regulating the number of slot machines in each gaming parlor. The Company and four other gaming companies have enjoined the Peruvian federal government from implementing these regulations on the grounds that (i) such regulations were implemented arbitrarily without consulting the Peruvian gaming commission and
(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian federal government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years.

         Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $109,586 (43.3%) over the three month period ended March 31, 1996. This increase reflects start-up costs for the Company's expansion into Colombia and Nicaragua, an increase in executive compensation and increased legal fees resulting from litigation insituted by the Company against a former subtenant of the Company's used car lot and against the Company's former independent auditors. The lawsuit against the Company's former auditors does not concern any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former auditors, would have caused such auditors to make reference to the subject matter of the disagreement in connection with its report.

         Because revenues generated from the rental of slot machines decreased and Selling, General, and Administrative Expenses increased, net income from continuing operations decreased to $66,012, or $0.02 per share, for the quarter ended March 31, 1997 from $328,254, or $0.10 per share, for the same period in 1996.

         The Company is currently reorganizing its Colombia-based operation by down-sizing the main office in Bogota and opening three satellite offices, one in Cali, one in Medellin, and the other in Barranquilla in the Northern tip of Colombia. The Barranquilla office will also serve as the hub for the Company's operations in Nicaragua and Honduras, as well as the Caribbean market if and when it becomes available. The Company began full scale operations with 500 slot machines in Nicaragua during the first quarter of 1997. The Company plans to open offices in Honduras during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of March 31, 1997, the Company had invested approximately $3,600,000 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $475 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the quarter ended March 31, 1997 includes assets relating to the Company's slot machine operations in Peru and Colombia of $3,700,000 and $900,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,596,597 in assets, of which $4,245,028 is in cash and cash equivalents, and 7,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and a U.S. tax loss carry forward of approximately $874,000. In addition, the Company has available foreign tax credits in the amount of approximately $275,000.

         Other than for the acquisition of additional slot machines, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of exhibits as required by Item 601 of Regulation S-B.

         EXHIBIT NO.        DESCRIPTION OF EXHIBIT
         -----------        ----------------------

         3.1  Articles of Incorporation (Delaware)

         3.2  Bylaws(1)

         4.1  Common Stock Specimen(1)

         4.2  Warrant Specimen(1)

         4.3  Form of Warrant Agreement(1)

         10.1 Agreements between the Company and Aristocrat Leisure Industries PTY LTD dated May 31, 1994, December 12, 1994 and March 24, 1995(2)

         10.2 Agreements between the Company and Latin American Casinos S.A. dated January 10, 1996(3)

         10.3 Employment Agreement between the Company and Lloyd Lyons dated January 1, 1997(4)

         27.1 Financial Data Schedule

----------

(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1992.

(2) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1994.

(3) Incorporated herein by reference to the 10-KSB filed by the Company for the year ended December 31, 1995.

(4) Incorporated herein by reference to the 10-KSB filed by the Company for the year ended December 31, 1996.

(b)      Reports on Form 8-K

            None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LATIN AMERICAN CASINOS, INC.



Date:    MAY 15, 1997                           /s/ LLOYD LYONS
         --------------------                   --------------------------------
                                                    Lloyd Lyons
                                                    Chief Executive Officer


Date:    MAY 15, 1997                            /s/ DONALD D. SCHIFFOUR
         --------------------                   --------------------------------
                                                     Donald D. Schiffour
                                                     Chief Financial Officer