Form 10QSB
period 1997-06-30
LATIN AMERICAN CASINOS INC
filed 1997-08-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





                  For the quarterly period ended June 30, 1997


                          LATIN AMERICAN CASINOS, INC.


                         Commission File Number 33-43423


A Delaware Corporation                                   65-0159115
                                          (IRS Employer Identification Number)

3941 N.E. 163rd Street                                  (305) 945-9300
North Miami Beach, FL  33160                            (Telephone Number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [x]                            No [ ]

         Number of shares outstanding of each of the issuer's classes
of common equity, as of August 11, 1997:   3,300,000 shares.

                          LATIN AMERICAN CASINOS, INC.

                               AS OF JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  REVIEW REPORT

                               AS OF JUNE 30, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS

Accountant's Review Report                                         1

Consolidated Balance Sheets as of June 30, 1997
  and December 31, 1996                                            2

Consolidated Statements of Changes in Stockholder's
  Equity for the Six Months Ended June 30, 1997 and
  the Year Ended December 31, 1996                                 3

Consolidated Statements of Operations for the Three
  and Six Months Ended June 30, 1997 and 1996                      4

Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1997 and 1996                              5

Notes to Consolidated Financial Statements as of
   June 30, 1997 and December 31, 1996                          6-14

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 1997 and 1996, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated April 15, 1997, but we have not prepared any audit procedures since that date.




/s/ SHUBITZ ROSENBLOOM & CO., P.A.
----------------------------------
    Shubitz Rosenbloom & Co., P.A.


Miami, Florida
August 7, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

                                     ASSETS
                                     ------

                                                               JUNE 30,     DECEMBER 31,
                                                                1997            1996
                                                             -----------    -----------

CURRENT ASSETS
   Cash and Cash Equivalents                                 $ 3,975,549    $ 4,492,198
   Accounts Receivable, Less $189,814 and
      $149,814 of Allowance for Doubtful
      Accounts in 1997 and 1996, respectively                  1,102,897        848,260
     Prepaid Expenses and Other Current Assets                   206,136        169,072
                                                             -----------    -----------

                 Total Current Assets                          5,284,582      5,509,530
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - NET                                   4,081,600      3,852,961
                                                             -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                              114,460        114,460
   Deposits                                                        5,324          4,935
   Note Receivable - Stockholder                                 129,000        129,000
   Other Assets                                                   60,000          2,710
                                                             -----------    -----------

                 Total Other Assets                              308,784        251,105
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 9,674,966    $ 9,613,596
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $   363,614    $   367,734
   Foreign Income Tax Payable                                     91,175        140,660
   Deferred Income Tax Payable                                      --            7,500
                                                             -----------    -----------
                 Total Current Liabilities                       454,789        515,894
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                       --             --
                                                             -----------    -----------

                 Total Liabilities                               454,789        515,894
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                              2,211          2,211
   Additional Paid-In Capital                                  9,919,557      9,919,557
   Cumulative Translation Adjustments                            (10,749)         4,003
   Deficit                                                      (690,842)      (828,069)
                                                             -----------    -----------

                 Total Stockholders' Equity                    9,220,177      9,097,702
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,674,966    $ 9,613,596
                                                             ===========    ===========



       Read accountants' review report and notes to financial statements.
                                       -2-

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                   ------------------------------------------
                       FOR THE YEAR ENDED DECEMBER 31,1996
                       -----------------------------------


                            COMMON STOCK
                        ----------------------
                        NUMBER            PAR      ADDITIONAL    TRANSLATION   RETAINED
                          OF             VALUE      PAID-IN         AD-        EARNINGS
                        SHARES          $.00067     CAPITAL       JUSTMENTS    (DEFICIT)
                        ------          -------     -------       ---------    ---------

BALANCE -
 JANUARY 1, 1996       3,300,000   $     2,211   $ 9,919,557   $     1,434    ($1,796,429)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                --            --            --           2,569           --

NET (LOSS) FOR
 THE YEAR ENDED
 DECEMBER 31, 1996          --            --            --            --          968,360
                     -----------   -----------   -----------   -----------    -----------

BALANCE -
 DECEMBER 31, 1996     3,300,000         2,211     9,919,557         4,003       (828,069)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                --            --            --         (14,752)          --

NET INCOME FOR THE
 SIX MONTHS ENDED
 JUNE 30, 1997              --            --            --            --          137,227
                     -----------   -----------   -----------   -----------    -----------

BALANCE -
 JUNE 30, 1997         3,300,000   $     2,211   $ 9,919,557   ($   10,749)   ($  690,842)
                     ===========   ===========   ===========   ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                          -------------------------   ------------------------
                                           JUNE 30,       JUNE 30,       JUNE 30,     JUNE 30,
                                             1997          1996           1997         1996
                                         -----------    -----------   -----------   -----------

Rental Income                            $   480,878    $   732,882   $   906,686   $ 1,321,618
Selling, General &
   Administrative Expenses                   449,786        302,665       812,502       555,186
Depreciation                                  38,500         45,180        75,000        90,563
                                         -----------    -----------   -----------   -----------

Income (Loss) from Continuing
   Operations Before Interest Income,
   Income Taxes and Extraordinary Item        (7,408)       385,037        19,184       675,869
Interest Income                               58,623         58,687       118,044       122,709
                                         -----------    -----------   -----------   -----------

Income (Loss) from
   Operations Before Income Taxes and
   Extraordinary Item &                       51,215        443,724       137,228       798,578
Income Taxes                                  (6,000)       118,000        41,000       235,000
                                         -----------    -----------   -----------   -----------

Income (Loss) from
   Operations Before Extraordinary
   Item &                                     57,215        325,724        96,228       563,578
Utilization of Net Operating Losses
   and Foreign Tax Credits                    14,000         49,200        41,000       139,600
                                         -----------    -----------   -----------   -----------
Net Income (Loss)                        $    71,215    $   374,924   $   137,228   $   703,178
                                         ===========    ===========   ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE
   AND COMMON SHARE EQUIVALENT
   Common Share Equivalent Outstanding     3,300,000      3,524,473     3,300,000     3,479,091
                                         ===========    ===========   ===========   ===========

      Net Income (Loss) Per Share        $       .02    $       .11   $       .04   $       .20
                                         ===========    ===========   ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE
   ASSUMING FULL DILUTION
   Common Share Equivalent Outstanding     3,330,000      3,563,430     3,300,000     3,563,430
                                         ===========    ===========   ===========   ===========

      Net Income (Loss) Per Share        $       .02    $       .11   $       .04   $       .20
                                         ===========    ===========   ===========   ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 -----------------------------------------------



                                                          1997           1996
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $   137,228    $   703,178
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                          75,000         90,563
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                 (254,637)      (282,294)
     Prepaid Expenses and Other Current Assets            (70,341)       (53,429)
     Deferred Income Taxes                                 (7,500)        (5,600)
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                 (4,120)       (41,294)
      Foreign Income Tax Payable                          (49,485)        51,839
                                                      -----------    -----------

         Net Cash Provided By (Used In) Operating
           Activities                                    (173,855)       462,963
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                    (303,639)      (587,408)
   Other Assets                                           (24,403)        14,991
                                                      -----------    -----------

         Net Cash Provided (Used In) Investing
           Activities                                    (328,042)      (572,417)
                                                      -----------    -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                       (14,752)        (5,337)
                                                      -----------    -----------

NET (DECREASE) IN CASH                                   (516,649)      (114,791)

CASH AND CASH EQUIVALENTS - BEGINNING                   4,492,198      4,668,446
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                    $ 3,975,549    $ 4,553,655
----------------------------------                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                           $      --      $      --
                                                      ===========    ===========
   Income Taxes, Foreign                              $    49,485    $    50,484
                                                      ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------



NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------     ------------------------------------------

         A  BUSINESS AND ORGANIZATION
            -------------------------

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. The Company started a new business in 1994 in the gaming and casino business primarily in certain Latin American countries, initially renting casino slot machines.

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 The Company formed a Colombian subsidiary and in 1997 the company formed a Nicaraguan subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $4,000,000 for the purchase of machines and equipment. As of June 30, 1997 the Company had acquired approximately 7,000 slot machines and other related equipment at a cost of $3,835,410, including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATION
            ---------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, SA, a Peruvian corporation, Latin American Casinos of Colombia, LTPA, a Colombian corporation and Latin American Casinos of Nicaragua. Included in other assets ont eh accompanying balance sheet in approximately $60,000 of initial expenditures related to the commencement of the Nicaraguran operations.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

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

         E  STATEMENT OF CASH FLOWS
            -----------------------

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The marketable securities of $3,800,000 and $4,350,000 at June 30, 1997 and December 31, 1996 respectively, are considered a cash equivalent.

         F  INCOME (LOSS) PER COMMON SHARE
            ------------------------------

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common share was reduced by the number of common share that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1996 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1996 all other warrants, stock options and underwriter's options (notes 5 and 6) are anti dilutive. During 1997 all warrants, stock options and underwriter's options were anti dilutive.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------     ------------------------------------------

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $68,000 and $59,000 as of June 30, 1997 and December 31, 1996 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 2.     PROPERTY AND EQUIPMENT
-------     ----------------------

            Property and equipment are summarized as follows:


                                                    June 30,              December 31,
                                                       1997                    1996
                                                    ----------             ---------

            Leased Property                         $  346,881         $    346,881
            Rental Equipment                         3,835,410            3,524,511
            Leasehold Improvements                       6,989                2,090
            Furniture and Fixtures                     177,720              174,842
            Transportation Equipment                   110,249              113,379
            Office Equipment                            28,665               28,499
                                                     ---------           ----------
                      Total                          4,505,914            4,190,202
            Less:  Accumulated Depreciation            424,314              331,241
                                                    ----------           ----------

            Property and Equipment - Net            $4,081,600           $3,852,961
                                                    ==========           ==========

            Depreciation expense for the three and six months ended June 30, 1997 was $38,500 and $75,000, respectively.

            Rent expense for the three and six months ended June 30, 1997 was $37,494 and $58,394 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.

NOTE 3.     CASH AND CASH EQUIVALENTS
-------     -------------------------

            As of June 30, 1997, cash and cash equivalents included commercial paper in the amount of $3,800,000, with interest rates which approximates 5.6%.

NOTE 4.     NOTE RECEIVABLE - STOCKHOLDER
-------     -----------------------------

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 5.     WARRANTS AND OPTIONS
-------     --------------------

            As of March 31, 1996, the Company had outstanding 1,725,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 12, 1996, which has been extended to December 11, 1999.

            As part of the 1991 Public Offering, the underwriter received options to purchase 150,000 units to be exercised by December 12, 1996, which has been extended to December 11, 1999, at a price of $9.00 per unit. A unit consists of one share of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at a price of $7.25.

NOTE 6.     INCENTIVE STOCK OPTION PLAN
-------     ---------------------------

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more that 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan to issue 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issue of an additional 415,000 options at an excise price of $2.50 to various officers and employees.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 7.     PROVISION FOR INCOME TAXES
-------     --------------------------

             The provision for income taxes consisted of the following for the six months ended June 30:

                                                 1997                 1996
                                              ---------            ---------

                 Current
                   Federal                    $  41,000             $139,600
                   State                         13,000                    -
                   Foreign                           -               101,000
                                              ---------             --------
                                                 54,000              240,600
                                              ---------             --------
                 Deferred
                   Federal                          -                      -
                   State                          ( - )                    -
                   Foreign                      (13,000)              (5,600)
                                              ---------             --------
                                                (13,000)              (5,600)
                                              ---------             --------

                 Income Tax Provision         $  41,000             $235,000
                                              =========             ========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                 1997                 1996
                                               ---------            --------

            Revenue Recognition                ($13,000)             ($5,600)
                                               --------              -------

            Tax Effects of timing Differences  ($13,000)             ($5,600)
                                               ========              =======

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                  1997                 1996
                                               --------              -------

            Amount Computed Using the Federal
              statutory rate                   $ 41,000            $ 235,000
            State Taxes                             -                    -
            Foreign Taxes                                             95,400
            Net Operating Losses                   ( - )             (95,400)
                                               --------              -------

            Income Tax Provision               $ 41,000             $235,000
                                               ========             ========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 7.     PROVISIONS FOR INCOME TAXES (Continued)
-------     ---------------------------------------

            As of June 30, 1997, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                   December 31, 2009             $  395,000
                   December 31, 2010                428,000
                                                 ----------

                   Total                         $  823,000
                                                 ==========

            In addition the company has available approximate Foreign tax credits to offset future federal income tax of $261,000.

NOTE 8.     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

         A  LITIGATION
            ----------

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

         B  EMPLOYMENT AGREEMENTS
            ---------------------

            The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. In addition, there is a 10% incentive bonus if the Company achieves a net profit before taxes of $1,000,000 or more. In January 1997 the company entered into a new five year employment agreement with the Chief Executive Officer which provides for a annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum plus commencing January 1, 1998 and agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors. Included in accounts payable and accrued expenses are $127,500 due the Chief Executive Officer for amounts due from the 1996 bonus and unpaid salaries of 1997.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 8.     COMMITMENTS AND CONTINGENCIES (Continued)
-------     -----------------------------------------

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

         D  FOREIGN ASSETS
            --------------

            The accompanying consolidated balance sheet for the period ended June 30, 1997, includes assets relating to the Company's slot machine operations in Peru, Colombia, and Nicaragua, of $4,000,000, $1,086,000, and $127,000 respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard, the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessee's of gaming equipment. It has not been determined the full extent that this excise tax will have on future operations in Peru. The Company with others in the industry have been negotiating with the appropriate governmental agencies in Peru to have the excise tax retroactively reduced or revised.

         E  DIVIDEND DECLARATION
            --------------------

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously the Company's officers and directors waived the rights to the payment of such dividend. The company estimates that approximately $85,000 will be distributed pursuant to this dividend declaration.

        Read accountants' review report and notes to financial statements

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

NOTE 9.     SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT
-------     --------------------------------------------

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipates recovery of the amounts due under the financing arrangement in full, Company's attorney, has indicated the proceedings may take more than a year to resolve. The receivable is shown as long term in the accompanying financial statements.


       Read accountants' review report and notes to financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

          The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company opened its Colombian office on October 1, 1995 with 15 technicians and 1,500 slot machines in inventory. As of August 1, 1997, the Company has 850 machines under rental contracts and 300 machines under participation contracts with various entrepreneurs throughout Colombia.

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

         In March of 1997, the Company expanded its slot machine operation in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payouts, the Company divides any remaining winnings of the machine on a 30% participation to the business owner and 70% participation to the Company. The Company believes that this change will increase cash flow and reduce the Company's risk associated with the collection of accounts receivable, thereby reducing allowances for doubtful accounts.

RESULTS OF OPERATIONS
---------------------

         The Company's revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the six months ended June 30, 1997 decreased $414,932 (31.4%) to $906,686 from $1,321,618 for the six months ended June 30, 1996. The decrease in revenues over the period described above is attributed primarily to the increased tax and regulatory burden in Peru.

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

         In addition, the Peruvian federal government has imposed regulations regulating the number of slot machines in each gaming parlor. The Company and four other gaming companies have enjoined the Peruvian federal government from implementing these regulations on the grounds that (i) such regulations were implemented arbitrarily without consulting the Peruvian gaming commission and
(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian federal government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years. At the current time, the Company has 1,000 machines under rental contracts in Peru.

         Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $257,316 (46.3%) over the six month period ended June 30, 1996. This increase reflects the continued start-up costs for the Company's expansion into Colombia and Nicaragua, an increase in executive compensation and increased legal fees resulting from litigation instituted by the Company against a former subtenant of the Company's used car lot and against the Company's former independent auditors. The lawsuit against the Company's former auditors does not concern any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former auditors, would have caused such auditors to make reference to the subject matter of the disagreement in connection with its report.

         Because revenues generated from the rental of slot machines decreased and Selling, General, and Administrative Expenses increased, net income from continuing operations decreased to $137,228, or $0.04 per share, for the six months ended June 30, 1997 from $703,178, or $0.20 per share, for the same period in 1996.

         The Company is currently restructuring its Colombia-based operation by down-sizing the main office in Bogota and opening three satellite offices, one in Cali, one in Medellin, and the other in Barranquilla in the Northern tip of Colombia. The Barranquilla office will also serve as the hub for the Company's operations in Nicaragua and Honduras, as well as the Caribbean market if and when it becomes available. The Company began full scale operations by shipping 450 slot machines to Nicaragua during the first quarter of 1997. As of August 1, 1997, the Company has received commitments for the use of 350 machines on a participation basis in Nicaragua. The Company plans to open offices in Honduras during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of June 30, 1997, the Company had invested approximately $3,800,000 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $475 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the six months ended June 30, 1997 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,000,000, $1,086,000 and 127,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,674,966 in assets, of which $3,975,549 is in cash and cash equivalents, and 7,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and a U.S. tax loss carry forward of approximately $823,000. In addition, the Company has available foreign tax credits in the amount of approximately $261,000.

         Other than for the acquisition of additional slot machines, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

         In August 1997, the Board of Directors of the Company authorized the extension of the expiration date of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") for two additional years to December 1999 from December 1997. The Warrants currently trade on the NASDAQ National Market System under the symbol "LACIW".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of exhibits as required by Item 601 of Regulation S-B.

     Exhibit No.        Description of Exhibit

     3.1  Articles of Incorporation (Delaware)(1)

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

                          LATIN AMERICAN CASINOS, INC.




Date:             August 12, 1997                      /s/ Lloyd Lyons
                  ---------------                      ------------------------
                  Lloyd Lyons
                  Chief Executive Officer


Date:             August 12, 1997                      /s/ Donald D. Schiffour
                  ----------------------               ------------------------
                  Donald D. Schiffour
                  Chief Financial Officer