Form 10QSB
period 1997-09-30
LATIN AMERICAN CASINOS INC
filed 1997-11-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------



                For the quarterly period ended September 30, 1997


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

         Yes  [x]                          No  [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997: 3,300,000 shares.

                          LATIN AMERICAN CASINOS, INC.

                            AS OF SEPTEMBER 30, 1997

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                  REVIEW REPORT
                                  -------------

                            AS OF SEPTEMBER 30, 1997
                            ------------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------

Accountant's Review Report                                             1

Consolidated Balance Sheets as of September 30, 1997
  and December 31, 1996                                                2

Consolidated Statements of Changes in Stockholder's
  Equity for the Nine Months Ended September 30, 1997
  and the Year Ended December 31, 1996                                 3

Consolidated Statements of Operations for the Three
  and Nine Months Ended September 30, 1997 and 1996                    4

Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1997 and 1996                             5

Notes to Consolidated Financial Statements as of
   September 30, 1997 and December 31, 1996                         6-14

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and nine months ended September 30, 1997 and 1996, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report April 15, 1997, but we have not prepared any audit procedures since that date.






Shubitz Rosenbloom & Co., P.A.
Miami, Florida
November 7, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                            September 30,  December 31,
                                                                1997         1996
                                                                ----         ----
CURRENT ASSETS
   Cash and Cash Equivalents                                 $3,666,739   $4,492,198
   Accounts Receivable, Less $199,814 and
      $149,814 of Allowance for Doubtful
      Accounts 1997 and 1996, respectively                    1,222,338      848,260
   Prepaid Expenses and Other Current Assets                    137,807      169,072
                                                             ----------   ----------

                 Total Current Assets                         5,026,884    5,509,530
                                                             ----------   ----------

PROPERTY AND EQUIPMENT - NET                                  4,205,102    3,852,961
                                                             ----------   ----------

OTHER ASSETS
   Financing Arrangement Receivable                             114,460      114,460
   Deposits                                                      10,525        4,935

   Note Receivable - Stockholder                                129,000      129,000
   Other Assets                                                  41,462        2,710
                                                             ----------   ----------

                 Total Other Assets                             295,447      251,105
                                                             ----------   ----------

TOTAL ASSETS                                                 $9,527,433   $9,613,596
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $  349,407   $  367,734
   Foreign Income Tax Payable                                    43,394      140,660
   Deferred Income Tax Payable                                      -0-        7,500
                                                             ----------   ----------
                 Total Current Liabilities                      392,801      515,894
                                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES                                      --           --
                                                             ----------   ----------

                 Total Liabilities                              392,801      515,894
                                                             ----------   ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                             2,211        2,211
   Additional Paid-In Capital                                 9,919,557    9,919,557
   Cumulative Translation Adjustments                           (60,910)       4,003


   Deficit                                                     (726,226)    (828,069)
                                                             ----------   ----------

                 Total Stockholders' Equity                   9,134,632    9,097,702
                                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $9,527,433   $9,613,596
                                                             ==========   ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                ------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------

                            COMMON STOCK
                            ------------
                        NUMBER          PAR       ADDITIONAL     TRANSLATION     RETAINED
                          OF           VALUE       PAID-IN           AD-         EARNINGS
                        SHARES        $.00067      CAPITAL       ADJUSTMENTS    (DEFICIT)
                        ------        -------      -------       -----------    ---------
BALANCE -
 JANUARY 1, 1996        3,300,000   $     2,211   $ 9,919,557   $     1,434    ($1,796,429)
 ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                 --            --            --           2,569           --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1996           --            --            --            --          968,360
                      -----------   -----------   -----------   -----------    -----------

BALANCE -
 DECEMBER 31, 1996      3,300,000         2,211     9,919,557         4,003       (828,069)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                 --            --            --         (64,913)          --

DIVIDENDS PAID               --            --            --            --          (87,189)

NET INCOME FOR THE
 NINE MONTHS ENDED
 SEPTEMBER 30, 1997          --            --            --            --          189,032
                      -----------   -----------   -----------   -----------    -----------

BALANCE -
 SEPTEMBER 30, 1997     3,300,000   $     2,211   $ 9,919,557   $   (60,910)   $  (726,226)
                      ===========   ===========   ===========   ===========    ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                              1997         1996         1997         1996
                                          ----------   ----------   ----------   ----------

Rental Income                             $  559,104   $  786,973   $1,465,790   $2,112,028
Selling, General &
   Administrative Expenses                   501,832      392,181    1,314,335      950,803
Depreciation                                  48,500       47,437      123,500      138,000
                                          ----------   ----------   ----------   ----------

Income (Loss) from
   Operations Before Interest Income,
   Income Taxes, and Extraordinary Item        8,772      347,355       27,955    1,023,225
 and Interest Income                          56,927       71,595      174,971      194,304
                                          ----------   ----------   ----------   ----------

Income (Loss) from
   Operations Before Income Taxes and
   Extraordinary Item                         65,699      418,950      202,926    1,217,529
Income Taxes                                  29,156      310,000       71,894      545,000
                                          ----------   ----------   ----------   ----------

Income (Loss) from Operation
   Before Extraordinary Item                  36,543      108,950      131,032      672,529
Utilization of Net Operating Losses
   and Foreign Tax Credits                    17,000      278,400       58,000      418,000
                                          ----------   ----------   ----------   ----------


                 Net Income                   53,543   $  387,350   $  189,032   $1,090,529
                                          ==========   ==========   ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
   AND COMMON SHARE EQUIVALENT
   ---------------------------
   Common Share Equivalent Outstanding     3,300,000    3,541,545    3,300,000    3,479,091
                                          ==========   ==========   ==========   ==========

      Net Income (Loss) Per Share         $      .02   $      .11   $      .06   $      .31
                                          ==========   ==========   ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
   ASSUMING FULL DILUTION
   ----------------------
   Common Share Equivalent Outstanding     3,300,000    3,563,430    3,300,000    3,563,430
                                          ==========   ==========   ==========   ==========

      Net Income (Loss) Per Share         $      .02   $      .11   $      .06   $      .31
                                          ==========   ==========   ==========   ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              -----------------------------------------------------

                                                           1997          1996
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $   189,032    $ 1,090,529
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                         123,500        138,000

   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                 (374,078)      (524,715)

     Prepaid Expenses and Other Current Assets             31,265        (93,772)

     Deferred Income Taxes                                 (7,500)       (34,999)

   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                (18,327)       181,145

     Foreign Income Tax Payable                           (97,266)        77,904
                                                      -----------    -----------

         Net Cash Provided By (Used In) Operating
           Activities                                    (153,374)       834,092
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                    (475,641)    (1,012,797)

   Dividend Payments                                      (87,189)          --

   Other Assets                                           (44,342)        42,310
                                                      -----------    -----------
         Net Cash Provided (Used In) Investing
           Activities                                    (607,172)      (970,487)
                                                      -----------    -----------

Effect of Exchange Rate Changes on Cash and
Cash Equivalents                                          (64,913)        (7,107)
                                                      -----------    -----------

NET (DECREASE) IN CASH                                   (825,459)      (143,502)

CASH AND CASH EQUIVALENTS - BEGINNING                   4,492,198      4,668,446
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                    $ 3,666,739    $ 4,524,944
----------------------------------                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                           $        --      $      --
                                                      ===========    ===========

   Income Taxes, Foreign                              $    97,266    $    84,095
                                                      ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

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

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 the company formed a Colombian subsidiary and in 1997 the company formed a Nicaraguan subsidiary that are in the gaming and casino business in Latin America. The initial venture is the renting of casino slot machines to operators. The Company had allocated $4,000,000 for the purchase of machines and equipment. As of September 30, 1997 the Company had acquired approximately 7,000 slot machines and other related equipment at a cost of $3,964,998, including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATED
            --------------------------

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, SA, a Peruvian corporation and Latin American Casinos of Colombia, LTPA a Colombian corporation and Latin American Casinos of Nicaragua. Included in other assets in the accompanying balance sheet is approximately $30,000 of initial expenditures related to the commencement of the Nicaraguan operations. In addition, effective September 23, 1997 the company incorporated World's Best Rated Cigar Company as a wholly-owned subsidiary, to distribute cigars. Operations for this subsidiary have not commenced and as such approximately $11,000 of pre operation costs have been included in other assets in the accompanying balance sheet.

            All material intercompany transactions, balances and profits have been eliminated.

         C  PROPERTY AND EQUIPMENT
            ----------------------

            Property and Equipment are stated at cost. Depreciation is provided on the accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------     ------------------------------------------------------

         D  REVENUE RECOGNITION
            -------------------

            Effective January 1, 1995, the Company began renting casino slot machines. Revenue is recognized monthly as the casino slot machines are placed in service.

         E  STATEMENT OF CASH FLOWS
            -----------------------

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Therefore, the marketable securities of $3,497,000 and $4,350,000 at September 30, 1997 and December 31,
            1996 respectively, are considered a cash equivalent.

         F  INCOME (LOSS) PER COMMON SHARE
            ------------------------------

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common share was reduced by the number of common share that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1996 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1996 all other warrants, and underwriter's options (notes 5 and 6) are anti dilutive. During 1997 all warrants, stock options and underwriter's options were anti dilutive.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------     ------------------------------------------------------

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK
            ----------------------------------------

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $55,000 and $59,000 as of September 30, 1997 and December 31, 1996 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 2.     PROPERTY AND EQUIPMENT
-------     ----------------------

            Property and equipment are summarized as follows:

                                 September 30,  December 31,
                                      1997          1996
                                  ----------     ----------

Leased Property                   $  346,881    $  346,881
Rental Equipment                   3,964,998     3,524,511
Leasehold Improvements                 8,222         2,090
Furniture and Fixtures               206,280       174,842
Transportation Equipment             124,663       113,379
Office Equipment                      30,413        28,499
                                  ----------    ----------
          Total                    4,681,457     4,190,202
Less:  Accumulated Depreciation      476,355       337,241
                                  ----------    ----------

Property and Equipment - Net      $4,205,102    $3,852,961
                                  ==========    ==========

            Depreciation expense for the three and nine months ended September 30, 1997 was $48,500 and $123,500, respectively.

            Rent expense for the three and nine months ended September 30, 1997 was $14,820 and $73,214 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period.

NOTE 3.     CASH AND CASH EQUIVALENTS
-------     -------------------------

            As of September 30, 1997, cash and cash equivalents included commercial paper in the amount of $3,497,000, with interest rates which approximates 5.53%.

NOTE 4.     NOTE RECEIVABLE - STOCKHOLDER
-------     -----------------------------

            The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.

            The stockholder repaid $21,000 during 1994. All interest charged through 1996 and has been paid by the stockholder. The Company expects that the note will be repaid by 1998.

            Included in the statement of operations is approximately $8,700 of interest accrued for the nine months ended September 30, 1997.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

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

NOTE 6.     INCENTIVE STOCK OPTION PLAN
-------     ---------------------------

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more that 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan to issue 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an excise price of $2.50 to various officers and employees.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 7.     PROVISION FOR INCOME TAXES
-------     --------------------------

            The provision for income taxes consisted of the following for the nine months ended September 30:

                                            1997         1996
                                         ---------    ---------
     Current
       Federal                           $  70,156    $ 383,000
       State                                 1,738         --

       Foreign                              28,000      127,000
                                         ---------    ---------

                                            99,894      510,000
                                         ---------    ---------
     Deferred
       Federal                                --           --

       State                                  --           --

       Foreign                             (28,000)      35,000
                                         ---------    ---------

                                           (28,000)      35,000
                                         ---------    ---------

     Income Tax Provision                $  71,894    $ 545,000
                                         =========    =========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows:

                                            1997         1996
                                         ---------    ---------

Revenue Recognition                      $ (28,000)   $ 117,000
                                         ---------    ---------

Tax Effects of timing Differences        $ (28,000)   $  35,000
                                         =========    =========

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                            1997         1996
                                         ---------    ---------

Amount Computed Using the Federal
  statutory rate                         $  58,000    $ 383,000

State Taxes                                   --           --

Foreign Taxes                                 --        162,000

Other (Assessment of taxes Prior Year)      13,894         --

Net Operating Losses and Tax Credits       (58,000)    (418,000)
                                         ---------    ---------

Income Tax Provision                     $  13,894    $ 127,000
                                         =========    =========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 7.     PROVISIONS FOR INCOME TAXES (Continued)
-------     ---------------------------------------

            As of September 30, 1997, the Company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits expiring as follows:

                   December 31, 2009                     $  329,000
                   December 31, 2010                        428,000
                                                         ----------

                          Total                          $  757,000
                                                         ==========

            In addition the Company has available approximate foreign tax credits to offset future federal income taxes of $276,000.

NOTE 8.     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

         A  LITIGATION
            ----------

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

         B  EMPLOYMENT AGREEMENTS
            ---------------------

            The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. In addition, there is a 10% incentive bonus if the Company achieves a net profit before taxes of $1,000,000 or more. In January 1997 the company entered into a new five year employment agreement with the Chief Executive officer which provides for a annual salary commencing January 1, 1997 of $275,000 and increasing $25,000 per annum plus commencing January 1, 1998 and agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors. Included in accounts payable and accrued expenses are $146,250 due the Chief Executive Officer for amounts due from the 1996 bonus and unpaid salaries of 1997, which was subsequently paid in October 1997.

        Read accountants review report and notes to financial statements

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

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

         D   FOREIGN ASSETS
             --------------

            The accompanying consolidated balance sheet for the period ended September 30, 1997, includes assets relating to the Company's slot machine operations in Peru, Colombia, and Nicaragua, of $4,000,000, $1,378,00 and $285,000 respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

            In that regard the Company had been informed that in Peru an excise tax has instituted effective October 1, 1996 on the lessee's of gaming equipment. It has not been determined the full extent that this excise tax will have on future operations in Peru. The Company with others in the industry have been negotiating with the appropriate governmental agencies in Peru to have the excise tax retroactively reduced or revised.

NOTE 9.       SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT
-------       --------------------------------------------

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipates recovery of the amounts due under the financing arrangement in full. The Company's attorney, has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

NOTE 10.      DIVIDEND PAYMENT
--------      ----------------

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously the Company's officers and directors waived their rights to the payment of such dividend. The company disbursed $87,189 pursuant to this dividend declaration.

        Read accountants' review report and notes to financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in Lima and various other major cities in Peru through its wholly owned subsidiary. The Company opened its Colombian office on October 1, 1995 with 15 technicians and 1,500 slot machines in inventory. As of November 1, 1997, the Company had 900 machines under rental contracts and 600 machines under participation contracts with various entrepreneurs throughout Colombia.

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

          In March of 1997, the Company expanded its slot machine operations in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payouts, the Company divides any remaining winnings of the machine on a 30% participation to the business owner and 70% participation to the Company. The Company believes that this change will increase cash flow and reduce the Company's risk associated with the collection of accounts receivable, thereby reducing allowances for doubtful accounts.

RESULTS OF OPERATIONS
---------------------

          The Company's revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the nine months ended September 30, 1997 decreased $646,238 (30.6%) to $1,465,790 from $2,112,028 for the nine months ended
September 30, 1996.

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

          In addition, the Peruvian government has imposed regulations regulating the number of slot machines in each gaming parlor. The Company and four other gaming companies have enjoined the Peruvian federal government from implementing these regulations on the grounds that (i) such regulations were implemented arbitrarily without consulting the Peruvian gaming commission and

(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years. At the current time, the Company has 825 machines under rental contracts in Peru.

          Selling, General, and Administrative expenses incurred in the operation of the Company's gaming and casino business increased $363,532 (38.4%) over the nine month period ended September 30, 1996. This increase reflects the continued start-up costs for the Company's expansion into Colombia and Nicaragua and an increase in executive compensation.

          Because revenues generated from the rental of slot machines decreased, Selling, General, and Administrative Expenses increased, and because of the increased tax and regulatory burden in Peru, net income from continuing operations decreased to $189,032, or $0.06 per share, for the nine months ended September 30, 1997 from $1,090,529, or $0.31 per share, for the same period in 1996.

          The Company is currently restructuring its Colombia-based operation by down-sizing the main office in Bogota and opening three satellite offices, one in Cali, one in Medellin, and the other in Barranquilla in the Northern tip of Colombia. The Barranquilla office will also serve as the hub for the Company's operations in Nicaragua and Honduras, as well as the Caribbean market if and when these markets become available. The Company began full scale operations by shipping 900 slot machines to Nicaragua during the first nine months of 1997. As of November 1, 1997 the Company had received commitments for the use of 500 machines on a participation basis in Nicaragua.

          On September 23, 1997 the company incorporated World's Best Rated Cigar Company as a wholly-owned subsidiary, to distribute cigars. Operations for this subsidiary have not yet commenced. For the quarter ended September 30, 1997 this subsidiary had approximately $11,000 of pre-operation costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          As of September 30, 1997, the Company had invested approximately $3,950,000 in the business of renting slot machines in Latin America and had acquired approximately 7,000 slot machines and other related equipment. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $475 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

          The Company's balance sheet for the nine months ended September 30, 1997 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,000,000, $1,378,000 and $285,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

          The Company is financially strong with $9,527,433 in assets, of which $3,666,739 is in cash and cash equivalents, and approximately 7,000 slot machines in inventory. The Company has

3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and a U.S. tax loss carry forward of approximately $757,000. In addition, the Company has available foreign tax credits in the amount of approximately $276,000.

          Other than for the acquisition of additional slot machines and inventory for new cigar operations the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

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

                                                   LATIN AMERICAN CASINOS, INC.




Date:    NOVEMBER 14, 1997                         /s/ LLOYD LYONS
         ------------------                        ----------------------------
                                                       Lloyd Lyons
                                                       Chief Executive Officer


Date:    NOVEMBER 14, 1997                         /s/ DONALD D. SCHIFFOUR
         ------------------                        ----------------------------
                                                       Donald D. Schiffour
                                                       Chief Financial Officer