Form 10KSB
period 1997-12-31
LATIN AMERICAN CASINOS INC
filed 1998-04-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the fiscal year ended December 31, 1997      Commission File Number 33-43423


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

                           Yes [X]                 No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year:  $1,933,233.
                                                             ----------

         Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 31, 1998: $4,653,976.26.
                -------------

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 3,300,000 shares.
                              ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

                                     General

         Latin American Casinos, Inc. (the "Company") is the largest slot machine rental and remanufacturing company in South America. The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect its entrance into the gaming and casino business in South and Central America.

         The Company concentrates its efforts on the rental of used five reel slot machines. The Company purchases these machines at a fraction of the cost of new machines which are then refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $500 each including freight, duty, and limited refurbishing expenses. The Company has determined that more extensive refurbishing extends the working life of each slot machine for an additional five years. Such additional refurbishing increases the cost of each machine by approximately $100. The Company believes that the additional refurbishing results in lower maintenance and future refurbishing costs and that these savings offset the additional costs.

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various major cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Columbian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua.

         On February 25, 1997 the Company entered into gaming route operations on a participating basis with the owners of various business establishments. The Company has determined that such an arrangement benefits both the Company and those establishments which want slot machines, but do not wish to enter into formal long-term rental agreements. Participation allows the Company to share in the profits of slot machine operations while minimizing the risks associated with the collection of accounts receivable.

         In 1997, the Company received government approval for establishing gaming route operations in Colombia and Nicaragua and commenced operations in these countries. As of December 31, 1997, approximately 700 slot machines were in operation in Columbia and approximately 500 slot machines were in operation in Nicaragua. These machines are installed in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. The entrance into gaming route operations provides the Company a broader base of operations in that the Company operates as an operational gaming company as well as a rental company. The Company expects participation based operations to increase profitability by increasing cash flow while limiting accounts receivable. The Company believes that its decision to broaden the base of its business operations illustrates the Company's commitment to continually enhance its position for further growth in Central and South America.

         The Company is headquartered in Miami, Florida and has offices in Lima, Peru, Managua, Nicaragua and Bogota, Barranquilla, and Medellin, Colombia. Applications to do business have been filed in Argentina, Paraguay, Brazil, and Honduras.

CIGAR OPERATIONS

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company, a Florida corporation, as its wholly-owned subsidiary, to distribute cigars. In September 1997, the Company's subsidiary entered into a joint venture agreement with a cigar producer, Mr. Claudio Norberto Mercado Garcia, in the Dominican Republic with the intent of acquiring monthly a supply of cigars for distribution. The Company anticipates operations of the World's Best Rated Cigar Company to commence in April 1998.

         On November 5, 1997, World's Best Rated Cigar Company obtained a mortgage in the amount of $75,000, plus interest accruing at a rate of seven percent (7%) per annum, against certain real property owned by Mr. Claudio Norberto Mercado Garcia located in Santiago, Dominican Republic. Pursuant to the terms of the mortgage agreement, the principal amount, plus accrued interest, is due and payable no later than November 5, 2000. The mortgage secures the funds advanced to construct a building on the land.

SOURCE OF MACHINES

         The Company purchases used slot machines from several vendors in Australia, including Damlite Pty. Ltd. and Olympic Video Gaming, a subsidiary of International Gaming Technology. The Company has an exclusive purchase agreement with Aristocrat Leisure Industries, Ltd. ("Aristocrat") of Sydney, Australia. Aristocrat is the second largest manufacturer of slot machines in the world. This agreement allows the Company to purchase up to 15,000 used Microstar I machines for use in South American countries where the Company is licensed to do business. On July 1, 1996, the Company signed a new contract with Aristocrat for the purchase of the later model Microstar Video machines under the same terms and conditions as the original agreement.


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

SLOT ROUTE OPERATIONS - PARTICIPATION

         Under certain circumstances, slot machines are placed into various business establishments under an agreement that calls for participation between the Company and the owner of the business establishment. Under such an agreement, an amount equal to the monthly tax imposed by the government is deducted from the total winnings of the machine, along with all jackpots paid out. The remaining monies are divided on a weekly basis 30% to the owner of the business establishment and 70% to the Company. In certain instances, due to jackpots paid out, there may be no participation monies to be divided. However, the machines are calibrated to retain at least 15% of all coins played.

GOVERNMENT REGULATION

         Gambling in Peru was legalized in 1992. Fourteen small casinos are now in operation in Lima. The Sheraton Hotel has opened a Las Vegas style casino in downtown Lima with a reported investment of over $12,000,000.

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

         The Company has temporarily enjoined the Peruvian Government from implementing the excise tax. The Company has appeared before a preliminary judge who ruled in its favor finding just cause for the injunction. The case must now go before a three judge panel. If the panel of three judges rules in favor of the Company, the injunction is upheld and the government is enjoined unless new legislation is passed through Congress. The Company is optimistic about the outcome because two other gaming companies have gone before the panel and have succeeded in obtaining an injunction against the government. In case the panel rules against the Company, the Company can appeal to a higher court and eventually to the World Court.

         It has not been determined to what extent the excise tax will have on the future operations of the Company in Peru. While this new tax, if not modified, may adversely effect future earnings, the Company expects to continue to be profitable. As of December 31, 1997, the Company's has approximately 970 slot machines under rental agreements in Peru.


EMPLOYEES

         The Company currently has a total of ninety-six full-time employees, and no part-time employees. The Company has six employees in the Miami office. Of these six employees, three are executives and three are clerical. In Lima, Peru, the Company has nine clerical employees in its business office, including a general manager and fifteen service technicians in its warehouse and remanufacturing plant. In Managua, Nicaragua, the Company has a total of sixteen employees working in its business office and warehouse. Of the sixteen employees, six are clerical and ten are service technicians. In Columbia, the Company employs a total of twelve clerical employees in its three business offices and thirty-eight service technicians in its warehouse and remanufacturing plant.

         The Company believes its relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTIES

     The Company's executive offices and operating facilities are located at 3941 N.E. 163rd Street, North Miami Beach, Florida 33160. The Company leases these premises for $1,800 per month. The property is in overall good condition.

         The Company leases a 2,000 square foot business office and a 1,500 square foot warehouse in Miraflores, a municipality in Lima, Peru. The Company also leases an 11,000 square foot main warehouse and remanufacturing plant approximately five miles from the business office.

         In Bogota, Colombia, the Company leases a two story 7,000 square foot combined office, warehouse, and remanufacturing plant. The Company also leases properties in Medellin and Barranquilla, Columbia. In Medellin, the Company leases a combined small house and warehouse and in Barranquilla, the Company lease a small office.

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

         The Company had subleased the used automobile lot and a portion of the office space at the 7th Avenue location to a dealer who operated a used car lot on the premises until May 1, 1995 when the sublessee abandoned the property without notice. Pursuant to a Floor Plan Agreement between the Company and the sublessee, the Company provided financing to the sublessee. The sublessee owes the Company approximately $114,460 pursuant to the terms of the Floor Plan Agreement. While there can be no assurances, the Company is taking action to recover and anticipates recovery of the amounts due under the financing arrangement in full. As of February 1998, approximately $18,000 had been collected on the amount due.


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

         To date, the Company has incurred approximately $120,000 in costs. The Company does not believe that the further costs of remediation will be material.

         The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

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


Common Stock                                High          Low
------------                                ----          ---

1996
----

January 1 - March 31                        4 1/8         2 11/16

April 1 - June 30                           7 1/8         3 1/4

July 1 - September 30                       5 7/8         3 5/8

October 1 - December 31                     5 11/16       2 1/2

1997
----

January 1 - March 31                        3 1/4         2 3/8

April 1 - June 30                           2 3/4         1 3/16

July 1 - September 30                       2 5/16        1 5/8

October 1 - December 31                     2 5/16        1 5/16

Warrants                                    High          Low
--------                                    ----          ---

1996
----

January 1 - March 31                        9/32          5/32

April 1 - June 30                           13/8          7/32

July 1 - September 30                       15/16         1/2

October 1 - December 31                     3/4           1/8

1997
----

January 1 - March 31                        13/32         5/32

April 1 - June 30                           19/64         5/32

July 1 - September 30                        1/4          3/16

October 1 - December 31                     11/32         1/16


         The closing sales prices for the Common Stock and Warrants on April 6, 1998 were $2 1/32 and $ 11/32 respectively.

         There were 44 registered owners and approximately 1015 beneficial owners of the Common Stock of the Company as of December 31, 1997. The Company declared no cash dividends in 1995 or 1996. The Company declared a dividend of $.05 per share for shareholders of record as of May 30, 1997 which was disbursed on September 1, 1997. The directors and officers of the Company waived their rights to payment of such dividend. A total of $87,189 was disbursed pursuant to this dividend declaration.

         As of December 31, 1997, the Company has outstanding 1,725,000 five year Warrants to purchase one share of the Company's Common Stock at an exercise price of $7.25 to be exercised by December 12, 1996, which the Company has extended to December 11, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL OVERVIEW

          The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in South and Central America. The Company operates its gaming and casino operations through its wholly-owned subsidiaries. In 1994, the Company formed its Peruvian subsidiary, in 1995, the Company formed its Columbian subsidiary and in 1997, the Company formed a subsidiary in Nicaragua. As of December 31, 1997, the Company has approximately 1,870 machines under rental contracts with various business establishments located in these countries for approximately $75 to $100 per machine per month.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines are purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $500 each including freight, duty, and refurbishing expenses. The Company rents each slot machine for approximately $75 to $100 per month.

         In March of 1997 the Company decided to expand its slot machine operation in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payouts, the Company divides any remaining winnings of the machine on a 30% participation to the business owner and 70% participation to the Company. As of December 31, 1997, approximately 700 slot machines were in operation in Columbia and approximately 500 slot machines were in operation in Nicaragua. The Company's revenues for the year ended December 31, 1997 from the gaming route operations were $147,000 for six months in operation in Columbia and $132,000 for nine months in operation in Nicaragua. The Company believes that the expansion into slot route operations will increase cash flow and reduce the Company's risk associated with the collection of accounts receivable, thereby reducing allowances for doubtful accounts.

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company, ("World's Best"), a Florida corporation, as its wholly-owned subsidiary. World's Best will operate to distribute cigars. Operations of this subsidiary have not yet commenced; however, as of December 31, 1997, the Company has expended approximately $183,000 primarily for start-up costs and initial inventory acquisitions. The Company anticipates commencing operations of its subsidiary in April 1998.

         In September 1997, World's Best formed a joint venture with a cigar producer, Mr. Claudio Norberto Mercado Garcia, in the Dominican Republic with the intent of acquiring monthly a supply of cigars for distribution. The contracting parties each own fifty percent (50%) of the joint venture. The agreement setting forth the terms of the joint venture extends for a term of twenty years; however, World's Best can withdraw upon payment of a maximum cancellation fee of $125,000.

         On November 5, 1997, World's Best obtained a mortgage in the amount of $75,000, plus interest accruing at a rate of seven percent (7%) per annum, against certain real property owned by Mr. Claudio Norberto Mercado Garcia located in Santiago, Dominican Republic. Pursuant to the terms of the mortgage agreement, the principal amount, plus accrued interest, is due and payable no later than November 5, 2000. The mortgage secures the funds advanced to construct a building on the land.

RESULTS OF OPERATIONS

         The  Company's  revenues  from the  rental  of slot  machines  in Peru,
Columbia and Nicaragua for the year ended December 31, 1997 deceased $567,828 (22.7%) to $1,933,233 from $2,501,061 for the year ended December 31, 1996. The decrease in revenues for the period described above is due to a combination of factors, including the implementation by the Peruvian Government of an excise tax on gaming machines which resulted in several of the

Company's customers returning machines. The Company had in Peru 2,350 slot machines under rental agreements on October 1, 1996. After the excise tax was implemented, the number of machines decreased to 800, however, the number of machines has increased to 970 as of December 31, 1997. Additionally, rising inflation rates in Columbia negatively affected the Company's revenues for the year ended December 31, 1997.

         Selling, General, and Administrative Expenses incurred in the operation of the Company's gaming and casino business increased $311,428 (22.6%) over the twelve month period ended December 31, 1997. This increase reflects the continued start-up costs associated with the Company's expansion into Columbia and Nicaragua, the increase in executive compensation and the considerable legal fees the Company incurred in seeking to enjoin the Peruvian Government from implementing an excise tax on lessees of gaming equipment.

         As a result of the increase in Selling, General, and Administrative Expenses and the decrease in revenues, the Company's net income decreased $706,534 from $968,360, or $.29 per share, in the year ended December 31, 1996 to $261,826, or $0.08 per share, in the year ended December 31, 1997.

         The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The Company has temporarily enjoined the Peruvian Government from implementing the excise tax. The Company has appeared before a preliminary judge who ruled in its favor finding just cause for the injunction. The case must now go before a three judge panel. If the panel of three judges rules in favor of the Company, the injunction is upheld and the government is enjoined unless new legislation is passed through Congress. The Company is optimistic about the outcome because two other gaming companies have gone before the panel and have succeeded in obtaining an injunction against the government. In case the panel rules against the Company, the Company can appeal to a higher court and eventually to the World Court.

         It has not been determined to what extent the excise tax will have on the future operations of the Company in Peru. While this new tax, if not modified, may adversely effect future earnings, the Company expects to continue to be profitable. As of December 31, 1997, the Company's has approximately 970 slot machines under rental agreements in Peru.

         In 1997, the Company, as part of an effort to reorganize its Columbia-based operations, down-sized the main office in Bogota and opened two satellite offices, one in Medellin and the other in Barranquilla in the Northern tip of Columbia. The Barranquilla office also serve as the hub for the Company's operations in Nicaragua and in Honduras, as well as the Caribbean market if and when it becomes available. The Company has shipped 1000 slot machines from Peru to Columbia to supply these new offices. The Company anticipates opening an office in Honduras in the near future.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had invested approximately $4,229,873 in the business of renting slot machines in Latin America. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $500 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the year ended December 31, 1997 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $3,938,000, $1,421,000 and $285,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company is financially strong with $9,414,440 in assets, of which $3,224,665 is in cash and cash equivalents, and 7,500 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and a U.S. tax loss carry forward of approximately $679,000. In addition, the Company has available foreign tax credits in the amount of approximately $282,000.

         Other than for the acquisition of additional slot machines and inventory for its cigar operations, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

ITEM 7.       FINANCIAL STATEMENTS

                                                                   Form 10-KSB
                                                                   -----------
Index to Consolidated
  Financial Statements

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of
  December 31, 1996 and 1997                                            F-3

Consolidated Statements of Changes in
  Stockholders' Equity for years ended
  December 31, 1996 and 1997                                            F-4

Consolidated Statements of Operations
  for the years ended
  December 31, 1996 and 1997                                            F-5

Consolidated Statements of Cash Flows
  for the years ended
  December 31, 1996 and 1997                                            F-6

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

         In 1996, the Company engaged Shubitz Rosenbloom & Co., P.A. ("Shubitz, Rosenbloom") of Miami, Florida as its principal accountant to audit the Company's financial statements. Shubitz, Rosenbloom has Spanish speaking accountants who are competent to handle the Company's changing needs and who have expertise in international tax and accounting issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The executive officers, directors and key employees of the Company are as follows:
                                                                       Director
                Name                         Age                        Since
         ------------------                  ---                       -------
         Lloyd Lyons                         57                         1989
         Donald D. Schiffour                 66                         1992
         Jose A. Caballero                   41                         1994
         Angel Garcia                        38                         1995
         Ronald Zaid                         61                         1997


         Lloyd Lyons is Chairman of the Board and Chief Executive Officer and is the founder of the Company. Prior to founding the Company, Mr. Lyons was General Manager and auctioneer of Miami Recovery Corp., a Miami based used car auction company, from 1987 to 1989. From 1984 to 1987, Mr. Lyons was President and sole stockholder of National Lien and Recovery Corp. of Florida, a firm which specialized in recovering movable assets subject to mortgages and liens. Mr. Lyons is a licensed auctioneer and has over 30 years experience in the used car business. Mr. Lyons beneficially owns 1,734,612 shares of Common Stock.

     Mr. Schiffour is Vice President, Chief Financial Officer and a Director of the Company. Mr. Schiffour joined the Company as Vice President of International Operations in June 1992 and in 1994 he was appointed as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Schiffour was the General Manager for Samson Automobile Leasing, Co., in Pittsburgh, Pennsylvania.

     Mr. Caballero has served on the Board of Directors since April, 1994. Mr. Caballero is the Vice President of Exfi International Corporation, an advertising and marketing agency that specializes in doing work for companies that plan to expand their businesses into Latin America. Mr. Caballero has been with Exfi International Corporation since 1987.

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


ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to each of the Executive Officers of the Company whose cash compensation exceeded $100,000 during that year, and the aggregate cash compensation of all Executive Officers as a group:

                                            Summary Compensation Table
                                            --------------------------

=================================================================================================================================
                                     Annual Compensation                                  Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards                      Payouts
---------------------------------------------------------------------------------------------------------------------------------
        (a)              (b)          (c)          (d)           (e)           (f)           (g)           (h)          (i)
---------------------------------------------------------------------------------------------------------------------------------
                                                                Other                                                   All
     Name and                                                  Annual     Restricted                                   Other
     Principal                                                 Compen-        Stock       Options/        LTIP        Compen-
     Position           Year        Salary        Bonus        sation        Awards         SARs         Payouts      sation
                                       $            $             $             $            (#)            $            $
---------------------------------------------------------------------------------------------------------------------------------
Lloyd Lyons,            1997        317,000         -             -             -             -             -            -
Chief Executive         1996        236,000      100,000          -             -             -             -            -
Officer                 1995        236,000         -             -             -             -             -            -
---------------------------------------------------------------------------------------------------------------------------------
All Executive           1997        395,000         -                                                       -            -
Officers as a           1996        326,000      100,000          -             -             -             -            -
group (2,4, and         1995        461,360         -             -             -             -             -            -
5 persons
respectively)
=================================================================================================================================

         Effective until December 19, 1996, the Chief Executive Officer of the Company had an employment agreement for an annual salary of $200,000, subject to annual increases. The employment agreement provided, if the Company achieved a net profit before taxes of $1,000,000, the executive officer was entitled to a $100,000 bonus. If the Company achieved a net profit before taxes of $1,500,000, the executive officer was entitled to a $150,000 bonus.

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

         Other than the incentive bonus plan described above and the stock option plans described below, as of December 31, 1997, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

1991 INCENTIVE STOCK PLAN AND 1994 STOCK OPTION PLAN

         In September 1991, the Company adopted the 1991 Incentive Stock Plan (the "1991 Plan"). The maximum number of shares available for issuance under the 1991 Plan is 450,000 shares. In June 1994 the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"). The maximum number of shares available for issuance under the 1994 Plan is 1,000,000 shares. The Plans are designed to provide additional incentives for Directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Plans are administered by the Compensation Committee of the Board of

Directors consisting of Messrs. Lyons, Schiffour and Garcia. The 1991 Plan and the 1994 Plan authorize the Compensation Committee to grant key employees selected by it until September 30, 2001 and June 2004, respectively, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options must be not less that the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plans to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 110% of the fair market value on the date of grant. To date, 907,500 options have been issued under the 1994 Plan, but none have been exercised.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 31, 1998, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors as a group:


                                    Number of
                                     Shares
                                   Beneficially                    Percent of
Name                                 Owned(1)                        Class
----                               ------------                    ----------

Lloyd Lyons                        1,734,612(2)                      43.91%
c/o Latin American
  Casinos, Inc.
3919 N.E. 163rd Street
North Miami Beach, FL  33160

Donald D. Schiffour                   82,000(3)                       2.43%
c/o Latin American
  Casinos, Inc.
3919 N.E. 163rd Street
North Miami Beach, FL  33160

Geraldine Lyons                      198,072(4)                       5.87%
c/o Latin American
  Casinos, Inc.
3919 N.E. 163rd Street
North Miami Beach, FL  33160

Angel Garcia                          65,000(5)                       1.93%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru

Ronald Zaid                            3,000                          *
16 Birchwood Park Court
Jericho, NY  11753

Jose A. Caballero                           0                            0%
12900 SW 11th Avenue
Miami, FL  33176

All Officer and Directors                                            54.14%
as a group

--------------------
(1) Based on a total of 3,300,000 shares of Common Stock issued and outstanding.

(2) Includes options to purchase 650,000 shares of Common Stock of the Company exercisable at $2.50 per share.

(3) Includes options to purchase 75,000 shares of Common Stock of the Company exercisable at $2.50 per share.

(4) Includes options to purchase 75,000 shares of Common Stock of the Company exercisable at $2.50 per share and 123,072 shares of Common Stock held in trust for the grandchildren.

(5) Includes options to purchase 65,000 shares of Common Stock of the Company exercisable at $2.50 per share.

 *       Less than 1%.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1993, the Company loaned $150,000 to Lloyd Lyons. In 1994, Mr. Lyons repaid $21,000 of this amount. Interest is being accrued and paid at a rate of prime plus 1% per annum. As of December 31, 1997, all interest accrued on the loan had been paid to the Company in a timely manner.

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

4.4               Secretarial Certification

10.1              Agreements between the Company and Aristocrat
                  Leisure Industries PTY LTD dated May 31, 1994,
                  December 12, 1994 and March 24, 1995(2)

10.2 Agreements between the Company and Latin American Casinos S.A. dated January 10, 1996(3)

10.3 Employment Agreement between the Company and Lloyd Lyons dated January 1, 1997

27.1              Financial Data Schedule

--------------------
(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1992.

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

                          LATIN AMERICAN CASINOS, INC.


                                            By  /s/ LLOYD LYONS
                                                -------------------------------
                                                    Lloyd Lyons
                                                    Chairman and Chief Executive
                                                    Officer

                                                    Date: April 13, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on this thirteenth day of April, 1998:



  /s/ LLOYD LYONS
-------------------------------------------
      Lloyd Lyons
      Chairman, Chief Executive Officer,
      and Director


  /s/ DONALD D. SCHIFFOUR
-------------------------------------------
      Donald D. Schiffour
      Vice President, Chief Financial Officer
      and Director


-------------------------------------------
      Jose A. Caballero
      Director

  /s/ ANGEL GARCIA
-------------------------------------------
      Angel Garcia
      President, Latin American Operations
      and Director


-------------------------------------------
      Ronald Zaid
      Director

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  AUDIT REPORT

                             AS OF DECEMBER 31, 1997

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS




Independent Auditor's Report                                                   2

Consolidated Balance Sheets as of December 31, 1997 and
  1996                                                                         3

Consolidated Statements of Changes in Stockholder's
  Equity for the Years Ended December 31, 1997 and
  1996.                                                                        4

Consolidated Statements of Operations for the Years
  Ended December 31, 1997 and 1996.                                            5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997 and 1996.                                            6

Notes to Consolidated Financial Statements as of
  December 31, 1997 and 1996.                                               7-15

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have audited the consolidated balance sheets of Latin American Casinos, Inc. and subsidiaries as of December 31, 1997 and 1996 the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 1997 and 1996 the results of their operations and there cash flows for the years then ended, in conformity with generally accepted accounting principles.



Shubitz Rosenbloom & Co., P.A.




Miami, Florida
March 24, 1998

                               LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                                                                   1997              1996
                                                                                ----------        ----------
 CURRENT ASSETS
   Cash and Cash Equivalents                                                    $3,224,665        $4,492,198

   Accounts Receivable, Less $149,814
      of Allowance for Doubtful
      Accounts 1997 and 1996, respectively                                       1,168,794           848,260

   Prepaid Expenses and Other Current Assets                                       162,008           169,072
                                                                                ----------        ----------

                 Total Current Assets                                            4,555,467         5,509,530
                                                                                ----------        ----------

PROPERTY AND EQUIPMENT - NET                                                     4,428,109         3,852,961
                                                                                ----------        ----------

OTHER ASSETS
   Financing Arrangement Receivable                                                114,460           114,460
   Deposits                                                                          8,803             4,935

   Note Receivable - Stockholder                                                   125,000           129,000
   Other Assets                                                                    182,601             2,710
                                                                                ----------        ----------

                 Total Other Assets                                                430,864           251,105
                                                                                ----------        ----------

TOTAL ASSETS                                                                    $9,414,440        $9,613,596
                                                                                ==========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                        $  253,238        $  367,734

   Foreign Income Tax Payable                                                       23,280           140,660

   Deferred Income Tax Payable                                                           -             7,500
                                                                                ----------        ----------

                 Total Current Liabilities                                         276,518           515,894
                                                                                ----------        ----------
COMMITMENTS AND CONTINGENCIES                                                            -                 -
                                                                                ----------        ----------

                 Total Liabilities                                                 276,518           515,894
                                                                                ----------        ----------
STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                                                 2,211            2,211
   Additional Paid-In Capital                                                     9,919,557        9,919,557
   Cumulative Translation Adjustments                                              (125,179)           4,003

   Deficit                                                                         (653,432)        (828,069)
   Treasury Stock, at cost                                                           (5,235)              (-)
                                                                                -----------       ----------

                 Total Stockholders' Equity                                       9,137,922        9,097,702
                                                                                -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 9,414,440       $9,613,596
                                                                                ===========       ==========

                        The accompanying notes are an integral part of this statement.

                         LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                         COMMON STOCK
                       NUMBER      PAR       ADDITIONAL                RETAINED
                         OF       VALUE       PAID-IN    TRANSLATION   EARNINGS     TREASURY
                       SHARES    $.00067      CAPITAL    ADJUSTMENTS   (DEFICIT)      STOCK
                       ------    -------      -------    -----------   ---------      -----

BALANCE
 JANUARY 1,1996       3,300,000   $2,211    $9,919,557   $    1,434   ($1,796,429)      --
ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                         --            --        2,569            --       --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31,1996            --       --            --           --       968,360       --
                      ---------   ------   -----------   ----------    ----------   ------

BALANCE -
 DECEMBER 31, 1996    3,300,000    2,211     9,919,557        4,003      (828,069)      --

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                --       --           --      (129,182)           --       --

DIVIDENDS PAID               --       --           --            --       (87,189)      --

ACQUISITION OF 3400
 SHARES OF TREASURY
 STOCK, AT COST              --       --           --            --            --   $5,235

NET INCOME FOR THE
 YEAR ENDED DECEMBER
 31, 1997                    --       --            --           --       261,826       --
                      ---------   ------   -----------   ----------   -----------   ------

BALANCE -
 DECEMBER 31, 1997    3,300,000   $2,211   $ 9,919,557  ($  125,179) ($   653,432)  $5,235
                      =========   ======   ===========   ==========   ===========   ======


            Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997            1996
                                                     -----------     -----------

Rental Income                                        $ 1,933,233     $ 2,501,061
Selling, General &
    Administrative Expenses                            1,688,077       1,376,649
Depreciation                                             186,529         189,347
                                                     -----------     -----------


Income (Loss) from
    Operations Before Interest Income,
    Income Taxes and Extraordinary Item                   58,627         935,065
Interest Income                                          222,878         255,930
                                                     -----------     -----------

Income from
    Operations Before Income Taxes and
    Extraordinary Item                                   281,505       1,190,995
  Income Taxes                                           103,679         554,635
                                                     -----------     -----------

Income (Loss) from
  Operations Before Extraordinary
  Item &                                                 177,826         636,360
Utilization of Net Operating Losses                           --              --
    and Foreign Tax Credits                               84,000         332,000
                                                     -----------     -----------

                 Net Income (Loss)                   $   261,826     $   968,360
                                                     ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT
  Common Share Equivalent Outstanding                  3,300,000       3,300,000
                                                     ===========     ===========

                 Net Income (Loss)                   $       .08     $       .29
                                                     ===========     ===========


         The accompanying notes are an integral part of this statement.

                    LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                   1997           1996
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $  261,826     $  968,360
    Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating Activities:
      Depreciation                                                 186,529        189,347
    Changes in Assets - (Increase) Decrease:
      Accounts Receivable                                         (320,534)      (426,857)
      Prepaid Expenses and Other Current Assets                      7,064       ( 69,892)
      Deferred Income Taxes                                             --         33,652
   Changes in Liabilities - Increase (Decrease):
      Accounts Payable and Accrued Expenses                       (114,496)       181,115
      Foreign Income Tax Payable                                  (117,380)       129,360
   Deferred Income Tax                                              (7,500)         7,500
                                                                ----------     ----------

         Net Cash Provided By (Used In) Operating
           Activities                                             (104,491)     1,012,585
                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                            (761,677)    (1,243,085)
    Dividend Payments                                              (87,189)            --
    Other Assets                                                  (179,759)        51,683
    Treasury Stock Acquisiton                                       (5,235)            --
                                                                ----------     ----------


         Net Cash (Used In) Investing
           Activities                                           (1,033,860)    (1,191,402)
                                                                ----------     ----------

Effect of Exchange Rate Changes on Cash and
    Cash Equivalent                                               (129,182)         2,569
                                                                ----------     ----------

NET (DECREASE) IN CASH                                          (1,267,533)      (176,248)


CASH AND CASH EQUIVALENTS - BEGINNING                            4,492,198      4,668,446
                                                                ----------     ----------

CASH AND CASH EQUIVALENTS - ENDING                              $3,224,665     $4,492,198
                                                                ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
    Interest                                                    $       --     $       --
                                                                ==========     ==========
    Income Taxes                                                $  137,059     $  110,427
                                                                ==========     ==========



                 The accompanying notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

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

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 the company formed a Colombian subsidiary and in 1997 the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to operators. The Company had allocated $4,500,000 for the purchase of machines and equipment and as of December 31, 1997 the Company has acquired approximately 7,500 slot machines and other related equipment at a cost of $4,229,873, including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, Inc., SA, a Peruvian corporation, Latin American Casinos of Colombia, LTPA a Colombian corporation and Latin American Casinos of Nicaragua. In addition, effective September 23, 1997 the company incorporated World's Best Rated Cigar Company as a wholly owned subsidiary to distribute cigars. Operations of this subsidiary have not commenced; however as of December 31, 1997 the company has expended approximately $183,000 primarily for start up costs and initial inventory acquisitions. Such pre-operations expenditures have been included as other assets in the accompanying financial statements. In addition, World's Best Rated Cigar Company has formed a working relationship with a cigar producer in South America with the intent of acquiring at a minimum 100,000 cigars per month. The arrangement extends for twenty years; however, the purchase commitment can be cancelled with a cancellation fee of $125,000.

            All material intercompany transactions, balances and profits have been eliminated.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         C  PROPERTY AND EQUIPMENT

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

         D  REVENUE RECOGNITION

            Effective January 1, 1995, the Company began renting casino slot machines. Revenues are recognized monthly as the casino slot machines are placed in service.

         E  STATEMENT OF CASH FLOWS

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities of $4,350,000 at December 31, 1996 and were considered a cash equivalent.

         F  INCOME (LOSS) PER COMMON SHARE

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) has been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common share was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1997 and 1996 all warrants, stock options and underwriter's options were anti-dilutive.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $3,094,000 and $57,000 as of December 31, 1997 and 1996 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         H  USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for uncollectible accounts receivable, obsolescence, equipment depreciation and amortization, taxes, among others.


         I  FOREIGN CURRENCY TRANSLATION

            For most international operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments, resulting from fluctuations in exchange rates, are recorded as a separate component of shareholders' equity.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                December 31          December 31
                                                   1997                 1996
                                                ----------           ----------

         Lease Property                         $  346,881            $  346,881
         Rental Equipment                        4,229,873             3,524,511
         Leasehold Improvements                      8,222                 2,090
         Furniture and Fixtures                    188,900               174,842
         Transportation Equipment                  143,948               113,379
         Office Equipment                           27,828                28,499
                                                ----------            ----------
                    Total                        4,945,562             4,190,202
         Less:  Accumulated Depreciation           517,543               337,241
                                                ----------            ----------


         Property and Equipment - Net           $4,428,109            $3,852,961
                                                ==========            ==========


         Depreciation expense for the years ended December 31, 1997 and 1996 was $186,529 and $189,347, respectively.

         Rent expense for the years ended December 31, 1997 and 1996 was approximately $91,000 and $84,000 respectively.

         Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period. This lease was re-written for a new tenant effective January 1998.

NOTE 3.  CASH AND CASH EQUIVALENTS

         At December 31, 1996, cash and cash equivalents included commercial paper in the amount of $4,350,000, with interest rates which ranged from 5.38% - 5.44%. At December 31, 1997 there were no investments in short-term commercial paper.

NOTE 4.  NOTE RECEIVABLE - STOCKHOLDER

         The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.

         The stockholder repaid $21,000 during 1994 and $4,000 during 1997. All interest charged through 1997 has been paid by the stockholder. The Company expects that the note will be repaid by 1998. Included in the statement of operations is approximately $12,000 of interest income for the year ended December 31, 1997 and 1996, attributable to this note.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31,,1997 AND 1996



NOTE 5.  WARRANTS AND OPTIONS

         As of December 31, 1997, the Company has outstanding 1,725,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 to December 12, 1996, which has been extended to December 11, 1999.

         As part of the 1991 Public Offering, the underwriter received options to purchase 150,000 units to be exercised by December 12, 1996, at a price of $9.00 per unit. A unit consists of one share of the Company's common stock and one five year warrant to purchase one share of the Company's common stock at a price of $7.25.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 7.  PROVISION FOR INCOME TAXES

         The provision for income taxes consisted of the following for the years ended December 31:

                                                        1997             1996
                                                     ---------         ---------
                       Current
                         Federal                     $  96,156         $ 332,000
                         State                           1,738                --
                         Foreign                        13,285           215,135
                                                     ---------         ---------
                                                       111,179           547,135
                                                     ---------         ---------

                       Deferred
                         Federal                            --                --
                         State                              --                --
                         Foreign                       ( 7,500)            7,500
                                                     ---------         ---------
                                                       ( 7,500)            7,500
                                                     ---------         ---------
                       Income Tax Provision          $ 103,679         $ 554,635
                                                     =========         =========

         Deferred income taxes resulting from differences between accounting for financial statement purposes and accounting for tax purposes, were as follows:

                                                        1997              1996
                                                      --------          --------

         Revenue Recognition                         ($ 22,000)         $ 22,000
                                                      --------          --------

             Tax Effects of timing Differences       ($  7,500)         $  7,500
                                                      ========          ========

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                        1997            1996
                                                      --------        --------

             Amount Computed Using the Federal
               statutory rate                         $ 84,000        $332,000
             State Taxes                                 1,738              --
             Foreign Taxes                               5,785         222,635
             Other-Additional Taxes Prior Year          12,156              --
             Net Operating Losses and Tax Credits      (84,000)       (332,000)
                                                      --------        --------

             Income Tax Provision, Net                $ 19,679        $222,635
                                                      ========        ========

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 7.  PROVISIONS FOR INCOME TAXES (Continued)

         As of December 31, 1997, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                       December 31, 2009              $251,000
                       December 31, 2010               428,000
                                                      --------

                            Total                     $679,000

         In addition the Company has available approximate foreign tax credits to offset future federal income taxes of $282,000.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         A  LITIGATION

            The Company is a defendant from time to time in claims and lawsuites arising out of the normal course of its business, non of which are expected to have a material adverse effect on its business or operations.

         B  EMPLOYMENT AGREEMENTS

            The chief executive officer has an employment agreement for an annual salary of $200,000 subject to annual increases effective until December 19, 1996. The Employment agreement provided for an incentive bonus if the Company achieved a net profit before taxes of $1,000,000 the executive officer is entitled to a $100,000 bonus. If the Company achieves a net profit before taxes of $1,500,000 the executive officer was entitled to a $150,000 bonus. Included in the statement of operations, for 1996 is an accrual for the incentive bonus of $100,000.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         C. ENVIRONMENTAL LIABILITY

            The Company had received notice from the Dade County Environmental Resources Management Department indicating that there has been a discharge on the property owned by the Company. The Company has cooperating with the Department, and preliminary evaluation by outside professional hired by the Company indicates there is not a severe contamination problem. The Company maintains that the discharge was not as a result of the Company's ongoing activities at the location, but as a result of prior usage of the property. The Company has incurred approximately $120,000 in cost and believes the problems have been remedied. These costs have been capitalized to the cost of the land.

         D  FOREIGN ASSETS

            The accompanying consolidated balance sheet for the period ended December 31, 1997, includes assets related to the Company's slot machine operations in Peru, Colombia, and Nicaragua of $3,938,000, 1,421,000 and $285,000 respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations.

            In that regard the Company had been informed that in Peru an excise tax was instituted effective October 1, 1996 on the lessee's of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have incurred considerable legal expenses and have had the excise tax significantly curtailed.


NOTE 9.  SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

         In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipated recovery of the amounts due under the financing arrangement in full. The Company's has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements. In February 1998 approximately $18,000 had been collected on the amounts due.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996


NOTE 10. DIVIDEND PAYMENT

         On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously, the Company's officers and directors waived their rights to the payment of such dividend. The company disbursed $87,189 pursuant to this dividend declaration.