Form 10KSB/A
period 1997-12-31
LATIN AMERICAN CASINOS INC
filed 1998-04-24
CIK 880242

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



ITEM 10.       EXECUTIVE COMPENSATION


         The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to each of the Executive Officers of the Company whose cash compensation exceeded $100,000 during that year:


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
     Position           Year        Salary        Bonus        sation        Awards         SARs         Payouts      sation
                                       $            $             $             $            (#)            $            $
---------------------------------------------------------------------------------------------------------------------------------

Lloyd Lyons,            1997        317,000         -             -             -          350,000          -            -
Chief Executive         1996        236,000      100,000          -             -             -             -            -
Officer                 1995        236,000         -             -             -             -             -            -
=================================================================================================================================

         The following table sets forth the options granted by the Company during the year ended December 31, 1997 to the Chief Executive Officer of the Company.


                                            OPTION/SAR GRANTS
                                            -----------------

------------------------------------------------------------------------------------------------------------------
                                           Number of
                                           Securities       Percent of Total
                                           Underlying         Options/SARs
                                          Options/SARs         Granted to         Exercise or
                                            granted           Employees In        Base Price
                   Name                       (#)             Fiscal Year           ($/Sh)         Expiration Date
                   (a)                        (b)                 (c)                 (d)                (e)
------------------------------------------------------------------------------------------------------------------

Lloyd Lyons, Chief Executive Officer        350,000              84.34%              $2.50             3/6/07
------------------------------------------------------------------------------------------------------------------

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 31, 1998, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors as a group:


                                    Number of
                                     Shares
                                   Beneficially                    Percent of
Name                                 Owned(1)                        Class
----                               ------------                    ----------


Lloyd Lyons                        1,734,612(2)                      43.91%
c/o Latin American
  Casinos, Inc.
3941 N.E. 163rd Street
North Miami Beach, FL  33160

Donald D. Schiffour                   82,000(3)                       2.43%
c/o Latin American Casinos, Inc.
3941 N.E. 163rd Street
North Miami Beach, FL  33160

Geraldine Lyons                      198,072(4)                       5.87%
c/o Latin American Casinos, Inc.
3941 N.E. 163rd Street
North Miami Beach, FL  33160


Angel Garcia                          65,000(5)                       1.93%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru

Ronald Zaid                            3,000                          *
16 Birchwood Park Court
Jericho, NY  11753

Jose A. Caballero                          0                          0%
12900 SW 11th Avenue
Miami, FL  33176

All Officer and Directors          2,082,684                      54.14%
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

                          LATIN AMERICAN CASINOS, INC.


                                            By  /s/ LLOYD LYONS
                                                -------------------------------
                                                    Lloyd Lyons
                                                    Chairman and Chief Executive
                                                    Officer


                                                    Date: April 23, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on this twenty-third day of April, 1998:



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