Form 10QSB
period 1998-03-31
LATIN AMERICAN CASINOS INC
filed 1998-05-15
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------



                  For the quarterly period ended March 31, 1998


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

                                  REVIEW REPORT
                                  -------------

                              AS OF MARCH 31, 1998
                             ----------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS



Accountants' Review Report                                                  1

Consolidated Balance Sheets as of March 31, 1998
  and December 31, 1997                                                     2

Consolidated Statements of Changes in Stockholder's
  Equity for the Three Months Ended March 31, 1998 and
  the Year Ended December 31, 1997                                          3

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1998 and 1997                                      4

Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1998 and 1997                                      5

Notes to Consolidated Financial Statements as of March 31,
  1998 and December 31, 1997                                                6-13

                           Accountants' Review Report


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three months ended March 31, 1998 and 1997, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated March 24, 1998, but we have not prepared any auditing procedures since that date.



/s/ SHUBITZ ROSENBLOOM & CO.
------------------------------
Shubitz Rosenbloom & Co., P.A.




Miami, Florida
May 8, 1998

                        LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                           ASSETS
                                                                    March 31,  December 31,
                                                                      1998        1997
                                                                   -----------------------
CURRENT ASSETS
  Cash and Cash Equivalents                                        $2,658,905   $3,224,665
  Accounts Receivable, Less
   $149,814 of Allowance for Doubtful Accounts
     in 1998 and 1997                                               1,298,659    1,168,794
  Prepaid Expenses and Other Current Assets                           182,986      162,008
                                                                   ----------   ----------

           Total Current Assets                                     4,140,550    4,555,467
                                                                   ----------   ----------

PROPERTY AND EQUIPMENT - NET                                        4,883,594    4,428,109
                                                                   ----------   ----------
OTHER ASSETS
  Financing Arrangement Receivable                                     94,624      114,460
  Deposits                                                              4,935        8,813
  Note Receivable - Stockholder                                       125,000      125,000
  Other Assets                                                        273,145      182,601
                                                                   ----------   ----------
           Total Other Assets                                         497,704      430,864
                                                                   ----------   ----------
TOTAL ASSETS                                                       $9,521,848   $9,414,440
                                                                   ==========   ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                            $  228,440   $  253,238
  Foreign Income Tax Payable                                           20,000       23,280
                                                                   ----------   ----------

      Total Current Liabilities                                       248,440      276,518
                                                                   ----------   ----------

COMMITMENTS AND CONTINGENCIES                                              --           --
                                                                   ----------   ----------

           Total Liabilities                                          248,440      276,518
                                                                   ----------   ----------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 7,500,000*
     Shares Authorized, 3,300,000 Shares Issued
     and Outstanding                                                    2,211        2,211
  Additional Paid-In Capital                                        9,919,557    9,919,557
  Cumulative Translation Adjustments                               (  184,432)  (  125,179)
  Deficit                                                          (  458,693)  (  653,432)
  Treasury Stock, at cost                                          (    5,235)  (    5,235)
                                                                   ----------   ----------
                 Total Stockholders' Equity                         9,273,408    9,137,722
                                                                   ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $9,521,848   $9,414,440
                                                                   ==========   ==========



             Read accountants' review report and notes to financial statements.

                           LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                                FOR THE YEAR ENDED December 31, 1997


                           Common Stock
                           ------------
                        Number          Par      Additional                 Retained
                          of           Value      Paid-In    Translation    Earnings      Treasury
                        Shares        $.00067     Capital    Adjustments    (Deficit)       Stock

Balance -             3,300,000       $ 2,211   $9,919,557    $   4,003     $(828,069)       $    0
  January 1, 1997

Acquisition of
  3400 Shares of
  Treasury Stock
  at Cost                    --            --           --           --            --         5,235

Adjustment for
  Foreign
Currency                     --            --           --     (129,182)           --            --
  Translation

Dividends Paid                                                                (87,189)

Net Income for
  The Year Ended
  December 31,
  1997                       --            --           --           --       261,826            --
                      ---------    ----------   ----------    ---------     ---------        ------

Balance -
  December 31,
  1997                3,300,000         2,211    9,919,557     (125,179)     (653,432)        5,235

Adjustment for
  Foreign
Currency                     --            --           --      (59,353)           --            --
  Translation

Net Income for the
  Three Months
  Ended March 31,
  1998                       --            --           --           --       194,739            --
                      ---------    ----------   ----------    ---------     ---------        ------

Balance -
  March 31, 1998      3,300,000    $    2,211   $9,919,557    $(184,532)    $(458,693)       $5,235
                      =========    ==========   ==========    =========     =========        ======

                 Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                         1998         1997
                                                      ----------------------

Rental Income                                         $ 666,808    $ 425,808

Selling, General and Administrative Expenses            439,250      362,709
   Depreciation                                          54,062       36,500
                                                      ---------    ---------
   Income (Loss) from Operations Before
   Interest Income, Income Taxes and Extraordinary
   Item                                                 173,496       26,599
      Interest Income                                    41,243       59,413
                                                      ---------    ---------

Income (Loss) from Operations
   Before Income Taxes and Extraordinary Item           214,739       86,012

Income Taxes                                             82,000       47,000
                                                      ---------    ---------

Income from Operations
   Before Extraordinary Item                            132,739       39,012

Utilization of Net Operating Losses and Foreign
   Tax Credits                                           62,000       27,000
                                                      ---------    ---------

Net Income (Loss)                                     $ 194,739    $  66,012
                                                      =========    =========

Earnings (Loss) Per Common Share and Common
-------------------------------------------
   Share Equivalent
   ----------------
   Common Share and Common Share Equivalent
      Outstanding                                     3,296,600    3,300,000
                                                      =========    =========

      Net Income (Loss) Per Share                     $     .06    $     .02
                                                      =========    =========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                         1998         1997
                                                      ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $  194,739   $   66,012
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                         54,062       36,500
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                              (  129,865)  (  123,481)
     Prepaid Expenses and Other Current Assets        (   20,978)      27,321
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses            (   24,798)  (   91,523)
     Foreign Income Tax Payable                       (    3,280)  (    5,887)
     Deferred Income Taxes                                    --       14,000
                                                      ----------   ----------

        Net Cash Provided By (Used In) Operating
           Activities                                 (   69,880)  (   77,058)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                 (  509,547)  (  107,121)
   Other Assets                                       (   66,840)  (   63,390)
                                                      ----------   ----------

         Net Cash Provided by (Used In) Investing
           Activities                                 (  576,387)  (  170,511)
                                                      ----------   ----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                   (   59,253)  (      399)
                                                      ----------   ----------

NET (DECREASE) IN CASH                                (  565,760)  (  247,170)

CASH AND CASH EQUIVALENTS - BEGINNING                  3,224,665    4,492,198
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - ENDING                    $2,658,905   $4,245,028
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                           $       --   $       --
                                                      ==========   ==========
   Income Taxes, Foreign                              $   23,280   $   11,887
                                                      ==========   ==========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


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

         In 1994, the Company formed a Peruvian subsidiary, in late 1995 formed a Colombian subsidiary and in 1997 the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to operators. The Company had allocated $5,000,000 for the purchase of machines and equipment. As of March 31, 1998 the Company had acquired approximately 8,000 slot machines and other related equipment at a cost of $4,732,062, including applicable costs for transportation, duty and refurbishing.

      B  Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, Inc., SA, a Peruvian corporation, Latin American Casinos of Colombia LTPA a Colombian Corporation and Latin American Casinos of Nicaragua. In addition, effective September 23, 1997 the company incorporated World's Best Rated Cigar Company as a wholly owned subsidiary to distribute cigars. Operations of this subsidiary have not commenced; however, as of March 31, 1998 the company has expended approximately $350,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included $273,000 as other assets and $77,000 as prepaid and other current assets in the accompanying financial statements. In addition, World's Best Rated Cigar Company has formed a working relationship with a cigar producer in South America with the intent of acquiring at a minimum 100,000 cigars per month. The arrangement extends for twenty years; however, the purchase commitment can be cancelled with a cancellation fee of $125,000. It is anticipated operations for World's Best Rated Cigar Company will commence in the latter part of the second quarter of 1998.

         All material intecompany transactions, balances and profits have been eliminated.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------------------

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

      E  Statement of Cash Flows
         -----------------------

         For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The marketable securities of $2,400,000 as of March 31, 1998 are considered a cash equivalent.

      F  Income (Loss) Per Common Share
         ------------------------------

         Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1997 and all 1998 warrants, stock options and underwriter's options were anti- dilative.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------------------

      G  Significant Concentration of Credit Risk
         ----------------------------------------

         The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $127,000 and $3,094,000 as of March 31, 1998 and December 31, 1997 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

      H  Use of Estimates
         ----------------

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

      I  Foreign Currency Translation
         ----------------------------

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 2.  Property and Equipment
-------  ----------------------

         Property and equipment are summarized as follows:
                                                            March 31,  December 31,
                                                               1998         1997
       ----------------------------------------------------------------------------

         Leased Property                                    $  346,881   $  346,881
         Rental Equipment                                    4,732,062    4,229,873
         Leasehold Improvements                                  8,222        8,222
         Furniture and Fixtures                                192,872      188,900

       Transportation Equipment                                156,322      143,948
         Office Equipment                                       27,828       27,828
                                                            ----------   ----------
                 Total                                       5,464,187    4,945,652
         Less:  Accumulated Depreciation                       580,593      517,543
                                                            ----------   ----------
         Property and Equipment - Net                       $4,883,594   $4,428,109
                                                            ==========   ==========

         Depreciation expense for the three months ended March 31, 1998 and 1997 was $54,062 and $36,500, respectively.

         Rent expense for the three months ended March 31, 1998 and 1997 was $21,200 and $20,900 respectively.

         Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period. Effective February 1, 1998 the lease was rewritten for a new tenant with similiar terms.

Note 3.  Cash and Cash Equivalents
-------  -------------------------

         As of March 31, 1998, cash and cash equivalents included commercial paper in the amount of $2,400,000, due between April 2, 1998 through April 14, 1998 at interest rates which approximates 5.4%. At December 31, 1997 there were no investments in short-term commercial paper.

Note 4.  Note Receivable - Stockholder
-------  -----------------------------

         The Company advanced $150,000 to one of the stockholders in 1993. Interest is being charged at a rate of prime plus 1% per annum.
         Included in the statement of operations is $2,800 of interest income accrued for 1998 on this note.

         The stockholder repaid $21,000 during 1994 and $4,000 during 1997. All interest charged through 1997 has been paid by the stockholder. The Company expects that the balance of the note will be repaid in 1998.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 5.  Warrants and Options
-------  --------------------

         As of March 31, 1998, the Company has outstanding 1,725,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 12, 1996, which has been extended to December 11, 1998.

Note 6.  Incentive Stock Option Plan
-------  ---------------------------

         On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan to issue 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees.


Note 7.  Provision for Income Taxes
-------  --------------------------

         The provision for income taxes consisted of the following for the three months ended March 31:

                                                      1998        1997
                                                   ---------   ---------
Current
  Federal                                          $  62,000   $  20,000
  State                                                   --          --
  Foreign                                             20,000      13,000
                                                   ---------   ---------
                                                      82,000      33,000
                                                   ---------   ---------
Deferred
  Federal                                                 --          --
  State                                                   --          --
  Foreign                                                 --      14,000
                                                   ---------   ---------
                                                          --      14,000
                                                   ---------   ---------
Income Tax Provision                               $  82,000   $  47,000
                                                   =========   =========


       Read accountants' review report and notes to financial statements.

                      LATIN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 7.  Provision for Income Taxes (Continued)
-------  --------------------------------------

         Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                    1997           1996
                                                  ---------     ---------

         Revenue Recognition                      $      --     $  14,400
                                                  ---------     ---------

         Tax Effects of Timing Differences        $      --     $  14,000
                                                  =========     =========

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                     1998         1997
                                                   ---------    ---------

         Amount Computed Using the Federal
           statutory rate                          $  60,000    $  20,000

         Foreign Taxes                                20,000       27,000
         Net Operating Losses and Tax Credits      (  62,000)   (  27,000)
                                                   ---------    ---------

         Income Tax Provision, Net                 $  20,000    $  20,000
                                                   =========    =========


         As of March 31, 1998, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits expiring as follows:

                   December 31, 2009               $   42,000
                   December 31, 2010                  428,000
                                                   ----------

                          Total                    $  470,000
                                                   ==========

         In addition the Company has available approximate foreign tax credit to offset future federal income tax of $302,000.

Note 8.  Commitments and Contingencies
-------  -----------------------------

      A  Litigation
         ----------

         The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 8.  Commitments and Contingencies (Continued)
-------  -----------------------------------------

      B  Employment Agreements
         ---------------------

         In January 1997 the company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum plus commencing January 1, 1998. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors.


      C  Environmental Liability

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


Note 8.  Commitments and Contingencies (Continued)
-------  -----------------------------------------

      D  Foreign Assets
         --------------

         The accompanying consolidated balance sheet for the period ended March 31, 1998, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua South America, of $4,179,000, $1,486,000 and $289,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessee's of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed.

Note 9.  Sublease Agreement and Financing Arrangement
-------  -------------------------------------------

         In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipates recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements. In February 1998 approximately $19,000 has been collected on the amounts due.


Note 10  Dividend Payment
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various major cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Columbian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. As of March 31, 1998, the Company had approximately 1,900 machines under rental contracts in Peru and Columbia and approximately 1,350 machines under participation contracts with various entrepreneurs throughout Colombia and Nicaragua.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines are purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $600 each including freight, duty, and refurbishing expenses.

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

Results of Operations
---------------------

         Revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the quarter ended March 31, 1998 increased by

$241,000  (56.60%) to $666,808  from  $425,808  for the quarter  ended March 31,
1997. The principal reason for the increase in revenues was the increase in market penetration of the Company's slot machine operations in Peru, Columbia and Nicaragua.

         The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

         The Company has temporarily enjoined the Peruvian Government from implementing the excise tax. The Company has appeared before a preliminary judge who ruled in its favor finding just cause for the injunction. The case must now go before a three-judge panel. If the panel of three judges rules in favor of the Company, the injunction is upheld and the government is enjoined unless new legislation is passed through Congress. The Company is optimistic about the outcome because two other gaming companies have gone before the panel and have succeeded in obtaining an injunction against the government. In case the panel rules against the Company, the Company can appeal to a higher court and eventually to the World Court.

         It has not been determined to what extent the excise tax will have on the future operations of the Company in Peru. While this new tax, if not modified, may adversely effect future earnings, the Company expects to continue to be profitable. As of March 31, 1998, the Company had approximately 1000 slot machines under rental agreements in Peru.

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

         Selling, general, and administrative expenses incurred in the operation of the Company's gaming and casino business for the quarter ended March 31, 1998 increased $76,541 (21.10%) to $439,250 from $362,709 for the same period in 1997. The increase in expenses reflects an increase in the commissions of the Company's salespersons necessary to increase the number of the Company's slot machines on location in Peru and Columbia. The increase was also due to an increase in executive compensation and the continuing legal fees incurred in seeking to enjoin the Peruvian government from implementing a 200% excise tax on lessees of gaming equipment. As a percentage of revenues, selling, general and administrative expenses decreased 19.31% for the three-month period ended on March 31, 1998.

         Net income from continuing operations increased to $194,739, or $0.06 per share, for the quarter ended March 31, 1998, from $66,012, or $0.02 per share, for the quarter ended March 31, 1997. The $128,727 (195%) increase in net income is primarily attributed to the 56.60% increase in the Company's revenues and the 19.31% decrease in selling, general and administrative expenses as a percentage of revenues for the quarter ended March 31, 1998.

         Cash and cash equivalents decreased $565,760 (17.54%) to $2,658,905 for the three-month period ended March 31, 1998 from $3,224,665 for the same period in 1997. The decrease is attributed to the Company's purchase of an additional 2,000 slot machines from its vendors in Australia and the freight charges and custom fees involved in shipping 1000 slot machines from Peru to Columbia to supply the Company's new offices in Medellin and Barranquilla. The decrease was also due to start-up costs in the amount of approximately $355,000 of the Company's new subsidiary, World's Best Rated Cigar Company.

         On September 23, 1997 the Company incorporated World's Best Rated Cigar Company (A World's Best@) as a wholly-owned subsidiary to distribute cigars. In September 1997, the Company entered into a joint venture agreement with a cigar producer in Santiago, Dominican Republic. Operations of World's Best have not yet commenced; however as of March 31, 1998, the Company had expended approximately $355,000, $274,000 of which the Company expended on initial cigar inventory acquisitions, $64,000 on construction of a cigar factory in Santiago, Dominican Republic and $17,000 on other prepaid expenses associated with the start-up of World's Best. The Company anticipates operations of World's Best will commence in the latter part of the second quarter of 1998 with full operations in the third quarter.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 1998, the Company had invested approximately $4,732,000 in the business of renting slot machines in Latin America and had acquired approximately 8,000 slot machines and other related equipment. The Company's investment in the gaming business included the acquisition of slot machines at a approximate cost of $600 per machine. The Company anticipates that its cash flow from operations, interest on investment and the remaining proceeds from the Company's public offering will be sufficient to meet its needs for the next twelve months.

         The Company's balance sheet for the quarter ended March 31, 1998 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,179,000, $1,486,000 and $289,000, respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk for the quarter ended March 31, 1998 totaled approximately $127,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         The Company is financially strong with $9,521,848 in assets, of which $2,658,905 is in cash and cash equivalents, and approximately 8,000 slot machines in inventory. The Company has 3,300,000 shares of Common Stock currently outstanding. All options and warrants are considered to be anti-dilutive. The Company has no debt and U.S. net operating loss carryforwards of approximately $470,000 which may provide the Company future tax benefits. In addition, the Company has available foreign tax credits in the amount of approximately $302,000.

         Other than for the acquisition of additional slot machines and inventory for new cigar operations, the Company does not presently know of any material commitment for capital expenditures for the upcoming year.

         In August 1997, the Board of Directors of the Company authorized the extension of the expiration date of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") for two additional years to December 1999 from December 1997. The Warrants currently trade on the NASDAQ National Market System under the symbol "LACIW".

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of exhibits as required by Item 601 of Regulation S-B.

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

3.1         Articles of Incorporation (Delaware)

3.2         Bylaws(1)

4.1         Common Stock Specimen(1)

4.2         Warrant Specimen(1)

4.3         Form of Warrant Agreement(1)

4.4         Secretarial Certification(5)

10.1 Agreements between the Company and Aristocrat Leisure Industries PTY LTD dated May 31, 1994, December 12, 1994 and March 24, 1995(2)

10.2 Agreements between the Company and Latin American Casinos S.A. dated January 10, 1996(3)

10.3 Employment Agreement between the Company and Lloyd Lyons dated January 1, 1997 (4)

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

(5) Incorporated herein by reference to the 10-KSB filed by the Company for the year ended December 31, 1997.

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



                             LATIN AMERICAN CASINOS, INC.



Date:  May 15, 1998          /s/ LLOYD LYONS
                             --------------------------------------
                                 Lloyd Lyons
                                 Chief Executive Officer



Date:  May 15, 1998          /s/ DONALD D. SCHIFFOUR
                             ---------------------------------------
                                 Donald D. Schiffour
                                 Chief Financial Officer