Form 10QSB
period 1998-06-30
LATIN AMERICAN CASINOS INC
filed 1998-08-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                                -----------------

                  For the quarterly period ended June 30, 1998


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

                         Yes [X]               No [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: 3,300,000 shares of common stock $.00067 par value per share

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  REVIEW REPORT

                               AS OF JUNE 30, 1998

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Accountants' Review Report                                               1

Consolidated Balance Sheets as of June 30, 1998
  and December 31, 1997                                                  2

Consolidated Statements of Changes in Stockholder's
  Equity for the Six Months Ended June 30, 1998 and
  the Year Ended December 31, 1997                                       3

Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 1998 and 1997                                    4

Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1998 and 1997                                    5

Notes to Consolidated Financial Statements as of June 30,
  1998 and December 31, 1997                                          6-13

                           Accountants' Review Report

To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 1998 and 1997, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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


Shubitz Rosenbloom & Co., P.A.


Miami, Florida
August 7, 1998

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                           June 30,      December 31,
                                                             1998            1997
                                                          -----------    -----------
                           ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                              $ 2,406,900    $ 3,224,665

  Accounts Receivable, Less
   $149,814 of Allowance for Doubtful Accounts
     in 1998 and 1997                                       1,508,150      1,168,794
   Inventory                                                  377,970             --
  Prepaid Expenses and Other Current Assets                   151,664        162,008
                                                          -----------    -----------

                 Total Current Assets                       4,444,684      4,555,467
                                                          -----------    -----------

PROPERTY AND EQUIPMENT - NET                                4,947,709      4,428,109
                                                          -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                            94,624        114,460
   Deposits                                                     4,935          8,813
   Note Receivable - Stockholder                              125,000        125,000
   Other Assets                                                    --        182,601
                                                          -----------    -----------
                 Total Other Assets                           224,559        430,864
                                                          -----------    -----------

TOTAL ASSETS                                              $ 9,616,952    $ 9,414,440
                                                          ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                  $   140,503    $   253,238
   Foreign Income Tax Payable                                  30,000         23,280
                                                          -----------    -----------

      Total Current Liabilities                               170,503        276,518
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES                                      --             --
                                                          -----------    -----------

                 Total Liabilities                            170,503        276,518
                                                          -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                           2,211          2,211
   Additional Paid-In Capital                               9,919,557      9,919,557
   Cumulative Translation Adjustments                        (240,147)      (125,179)
   Deficit                                                   (229,937)      (653,432)
   Treasury Stock, at cost                                     (5,235)        (5,235)
                                                          -----------    -----------

                 Total Stockholders' Equity                 9,446,449      9,137,722
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 9,616,952    $ 9,414,440
                                                          ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                           Common Stock
                       -----------------------
                         Number        Par       Additional   Translation   Retained
                           of         Value       Paid-In       Ad-         Earnings      Treasury
                         Shares      $.00067      Capital     justments     (Deficit)       Stock
                       ----------   ----------   ----------   ----------    ----------    ----------
BALANCE
 JANUARY 1,1997         3,300,000   $    2,211   $9,919,557   $    4,003    ($ 828,069)           --

ACQUISITION OF 3,400
 SHARES OF TREASURY
 STOCK, AT COST                --           --           --           --            --    $    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --           --           --     (129,182)           --            --

DIVIDENDS PAID                 --           --           --           --       (87,189)           --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1997             --           --           --           --       261,826            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 DECEMBER 31, 1997      3,300,000        2,211    9,919,557     (125,179)     (653,432)        5,235


ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                   --           --           --     (144,968)           --            --

NET INCOME FOR THE
 SIX MONTHS ENDED
 JUNE 30, 1998                 --           --           --           --       423,495            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 JUNE 30, 1998          3,300,000   $    2,211   $9,919,557   ($ 240,147)   ($ 229,937)   $    5,235
                       ==========   ==========   ==========   ==========    ==========    ==========

                  Read accountants' review report and notes to financial statements.

                                                - 3 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended            Six Months Ended
                                          -------------------------    -------------------------
                                           June 30,       June 30,      June 30,       June 30,
                                             1998           1997          1998           1997
                                          -----------   -----------    -----------   -----------
Rental Income                             $   731,853   $   480,878    $ 1,398,661   $   906,686
Selling, General &
  Administrative Expenses                     465,334       449,786        904,584       812,502
Depreciation                                   67,138        38,500        121,200        75,000
                                          -----------   -----------    -----------   -----------

Income (Loss) from Operations Before
   Interest Income, Income Taxes
   Extraordinary Item                         199,381        (7,408)       372,877        19,184
Interest Income                                39,374        58,623         80,618       118,044
                                          -----------   -----------    -----------   -----------

Income from Operations Before
   Income Taxes and Extraordinary Item        238,755        51,215        453,495       137,228

Income Taxes                                   67,000        (6,000)       149,000        41,000
                                          -----------   -----------    -----------   -----------

Income from Operations
   Before Extraordinary Item                  171,755        57,215        304,495        96,228

Utilization of Net Operating Losses and
   Foreign Tax Credits                         57,000        14,000        119,000        41,000
                                          -----------   -----------    -----------   -----------

                 Net Income               $   228,755   $    71,215    $   423,495   $   137,228
                                          ===========   ===========    ===========   ===========

Earnings Per Common Share and
   Common Share Equivalent
   Common Share Equivalent Outstanding      3,296,000     3,300,000      3,296,600     3,300,000
                                          ===========   ===========    ===========   ===========

                 Net Income (Loss)        $       .07   $       .02    $       .13   $       .04
                                          ===========   ===========    ===========   ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                         1998          1997
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $  423,495    $  137,228
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                        121,200        75,000
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                (339,356)     (254,637)
     Prepaid Expenses and Other Current Assets          (185,025)      (70,341)
     Deferred Income Tax                                      --        (7,500)
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses              (112,735)       (4,120)
     Foreign Income Tax Payable                            6,720       (49,485)
                                                      ----------    ----------

     Net Cash (Used In) Operating
        Activities                                       (85,701)     (173,855)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Property and Equipment                   (640,800)     (303,639)
   Other Assets                                           23,704       (24,403)
                                                      ----------    ----------

     Net Cash (Used In) Investing
        Activities                                      (617,096)     (328,042)
                                                      ----------    ----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     (114,968)      (14,752)
                                                      ----------    ----------

NET (DECREASE) IN CASH                                  (817,765)     (516,649)

CASH AND CASH EQUIVALENTS - BEGINNING                  3,224,665     4,492,198
                                                      ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                    $2,406,900    $3,975,549
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                           $       --    $        --
                                                      ==========    ===========
   Income Taxes, Foreign                              $   23,280    $    49,485
                                                      ==========    ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


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

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 the Company formed a Colombian subsidiary and in 1997 the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to operators. The Company had allocated $5,000,000 for the purchase of machines and equipment. As of June 30, 1998 the Company had acquired approximately 8,000 slot machines, 2,000 of which have been acquired for parts, and other related equipment at a cost of $4,858,522, including applicable costs for transportation, duty and refurbishing.

         B  Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, Inc., SA, a Peruvian corporation, Latin American Casinos of Colombia LTPA a Colombian Corporation and Latin American Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World's) as a wholly owned subsidiary to distribute quality cigars. In addition, Premium Cigar Manufactures (Premium) is presently being incorporated as a wholly-owned subsidiary. It is intended that World will market premium cigars at "off price" whereas it is anticipated that Premium will acquire premium cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have not commenced; however, as of June 30, 1998 the company has expended approximately $482,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included and $113,000 as prepaid and other current assets; and $378,000 as inventory in the accompanying financial statements. World Best Rated Cigar Company has committed with a cigar producer in South America to acquire at a minimum 100,000 cigars per month. The arrangement extends for twenty years; however, the purchase commitment can be cancelled with a cancellation fee of $125,000. It is anticipated that cigar operations will commence in the latter part of 1998.

            All material intercompany transactions, balances and profits have been eliminated.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


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

         D  Revenue Recognition

            Effective January 1, 1995, the Company began renting casino slot machines in South America. Revenue is recognized monthly as the casino slot machines are placed in service.

         E  Statement of Cash Flows

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities of $2,000,000 as of June 30, 1998 are considered a cash equivalent.

         F  Income (Loss) Per Common Share

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1997 and 1998 all warrants, stock options and underwriter's options were anti-dilutive.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


Note 1.  Summary of Significant Accounting Policies (Continued)

         G  Significant Concentration of Credit Risk

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $259,000 and $3,094,000 as of June 30, 1998 and December 31, 1997 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30 1998 AND DECEMBER 31, 1997


Note 2.  Property and Equipment

         Property and equipment are summarized as follows:

                                                    June 30,     December 31,
                                                      1998          1997
                                                   ----------    ----------


         Leased Property                           $  346,881    $  346,881
         Rental Equipment                           4,858,522     4,229,873
         Leasehold Improvements                         8,222         8,222
         Furniture, Fixtures & Office Equipment       225,223       216,728


         Transportation Equipment                     157,655       143,948
                                                   ----------     ---------
                     Total                          5,596,513     4,945,652
         Less:  Accumulated Depreciation              648,804       517,543
                                                   ----------    ----------

         Property and Equipment - Net              $4,947,709    $4,428,109
                                                   ==========    ==========

         Depreciation expense for the three and six months ended June 30, 1998 was $67,138 and $121,200, respectively.

         Rent expense for the three and six months ended June 30, 1998 was $24,058 and $45,074 respectively.

         Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period. Effective February 1, 1998 the lease was rewritten for a new tenant with similar terms.

Note 3.  Cash and Cash Equivalents

         As of June 30, 1998, cash and cash equivalents included commercial paper in the amount of $2,000,000, due July 22, 1998 at an annual interest rate of 5.54%. At December 31, 1997 there were no investments in short-term commercial paper.

Note 4.  Note Receivable - Stockholder

         The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994 and $4,000 during 1997. All interest charged through 1997 has been paid by the stockholder. The Company expects that the balance of the note will be repaid in 1998 or 1999. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $5,600 of interest income accrued for 1998 on this note.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


Note 5.  Warrants and Options

         As of June 30, 1998, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 11, 1998.

Note 6.  Investment Banker Warrants

         Effective June 5, 1998 the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisition and internal capital structuring. The duration of the contract is for five years. In consideration for these services Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998 which can be exercised through June 5, 2003. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

Note 7.  Incentive Stock Option Plan

         On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and will terminate on September 30, 2001. The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees.

                      LATIN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

Note 8.  Provision for Income Taxes

         The provision for income taxes consisted of the following for the six months ended June 30:

                                                  1998             1997
                                               ---------         -------
                 Current
                   Federal                     $ 119,000         $41,000
                   State                              --              --
                   Foreign                        30,000          13,000
                                               ---------         -------
                                                 149,000          54,000
                                               ---------         -------
                 Deferred
                   Federal                            --              --
                   State                              --              --
                   Foreign                            --         (13,000)
                                               ---------         -------
                                                      --         (13,000)
                                               ---------         -------


                 Income Tax Provision          $ 149,000         $41,000
                                               =========         =======

         Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                  1998             1997
                                                --------         -------

         Revenue Recognition                   $      --        ($13,000)
                                               ---------        --------

         Tax Effects of Timing Differences     $      --        ($13,000)
                                               =========        ========

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                  1998             1997
                                               ---------         -------
         Amount Computed Using the Federal
            statutory rate                     $119,000          $41,000


         Foreign Taxes                           30,000               --
         Net Operating Losses and Tax Credits   (19,000)              --
                                               ---------         -------

         Income Tax Provision, Net             $ 30,000          $41,000
                                               =========         =======

         As of June 30, 1998, the Company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits expiring as follows:

                   December 31, 2009           $     --
                   December 31, 2010            281,000
                                               --------

                          Total                $281,000
                                               ========

         In addition the Company has available approximate foreign tax credit to offset future federal income tax of $312,000.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


Note 9.  Commitments and Contingencies

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


         C  Environmental Liability

            The Company had received notice from the Dade County Environmental Resources Management Department indicating that there has been a discharge on the property owned by the Company. The Company is cooperating with the Department, and preliminary evaluation by outside professionals hired by the Company indicates there is not a severe contamination problem. The Company maintains that the discharge was not a result of the Company's ongoing activities at the location, but the result of prior usage of the property. The Company has incurred approximately $120,000 in costs and believes the problems have been remedied. These cost have been capitalized to the cost of the land.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


Note 9.  Commitments and Contingencies (Continued)

         D  Foreign Assets

            The accompanying consolidated balance sheet for the period ended June 30, 1998, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua, of $4,278,000, $1,604,000 and $345,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessees of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in Cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plan.


Note 10 Sublease Agreement and Financing Arrangement

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


Note 11     Dividend Payment

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously, the Company's officers and directors waived their rights to the payment of such dividend. The company disbursed $87,189, in 1997 pursuant to this dividend declaration.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. As of June 30, 1998, the Company had approximately 2,200 machines under rental contracts in Peru and Colombia and approximately 1,350 machines under participation contracts with various entrepreneurs throughout Colombia and Nicaragua.

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

Results of Operations

         Revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the six months ended June 30, 1998 increased by $491,975 (54.26%) to $1,398,661 from $906,686 for the six months ended June 30, 1997 and increased by $250,975 (52%) to $731,853 for the three months ended June 30, 1998 from $480,878 for the comparable period in 1997. The principal reason for the increase in revenues was the increase in market penetration of the Company's slot machine operations in Peru, Colombia and Nicaragua.

         Selling, general and administrative expenses incurred in the operation of the Company's gaming and casino business for the six months ended June 30, 1998 increased $92,082 (11.33%) to $904,584 from $812,502 for the same period in
1997 and increased $15,548 (3%) to $465,334 for the three month period ended June 30, 1998 from $449,786 for the comparable period in 1997. The increase in expenses reflects an increase in the commissions of the Company's salespersons necessary to increase the number of the Company's slot machines on location in Peru and Colombia. The increase was also due to an increase in executive compensation and the continuing legal fees incurred in seeking to enjoin the Peruvian government from implementing a 200% excise tax on lessees of gaming equipment. As a percentage of revenues, selling, general and administrative expenses decreased 24.94% for the six month period ended on June 30, 1998 and decreased 30% of the three month period ended June 30, 1998.

         Net income from continuing operations increased to $423,495 or $0.13 per share, for the six months ended June 30, 1998, from $137,228 or $0.04 per share, for the six months ended June 30, 1997. The $286,267 (209%) increase in net income is primarily attributed to the 11.33% increase in the Company's revenues and the 24.94% decrease in selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 1998. For the three month period ended June 30, 1998, net income increased $157,540 from $71,215 or $.02 per share to $228,755 or $.07 per share. This increase is also primarily attributable to the increase in revenues and a decrease in selling, general and administrative expenses as a percentage of revenues during the comparable periods.

         The Company has temporarily enjoined the Peruvian Government from implementing an excise tax on slot machine revenues. The case is now on appeal before a panel of three judges. If the injunction is upheld, the government will continue to be enjoined, unless new legislation is passed by Congress. The Company is optimistic about the outcome because two other gaming companies have succeeded in obtaining similar injunctions against the government. In the event the panel rules against the Company, the Company can appeal to a higher court and eventually, if necessary, to the World Court.

         It has not been determined to what extent, if any, the excise tax will have on the future operations of the Company in Peru. As of June 30, 1998, the Company has approximately 1,200 slot machines under rental agreements in Peru.

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

Liquidity and Capital Resources

         Cash and cash equivalents decreased $817,765 (25.36%) to $2,406,900 for the six month period ended June 30,1998 from $3,975,549 for the same period in 1997. The decrease is attributed to the Company's purchase of an additional 2,300 slot machines from its vendors in Australia plus the freight charges and custom fees involved in shipping 1,000 slot machines from Peru to Columbia to supply the Company's new offices in Medellin and Barranquilla. The decrease was also due to start-up costs in the amount of approximately $355,000 of the Company's subsidiary, World's Best Rated Cigar Company.

         On September 23, 1997 the Company incorporated World's Best Rated Cigar Company ("World's Best") as a wholly-owned subsidiary to distribute cigars. In September 1997, the Company entered into a joint venture agreement with a cigar producer in Santiago, Dominican Republic. Operations of Worlds' Best have not yet commenced; however as of June 30, 1998, the Company had expended approximately $482,000, $378,000 of which the Company expended on initial cigar inventory acquisitions, $64,000 on construction of a cigar factory in Santiago, Dominican Republic and $17,000 on other prepaid expenses associated with the start-up of World's Best. The Company anticipates operations of World's Best will commence in the latter part of 1998 with full operations in 1999.

         The Company's balance sheet for the six months ended June 30, 1998 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,278,000, $1,604,000 and $345,000, respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk for the quarter ended June 30, 1998 totaled approximately $259,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         As of June 30, 1998, the Company had invested approximately $4,858,000 in the business of renting slot machines in Latin America and had acquired approximately 8,000 slot machines, 2,000 of which have been acquired for parts. The Company's investment in the gaming business included the acquisition of slot machines at an approximate cost of $600 per machine. The Company anticipates that its cash flow from operations, interest on investments and the remaining proceeds from the Company's public offering will be sufficient to meet its cash needs for the next twelve months.

         The Company does not have any commitments for material capital expenditures.

PART  II - OTHER INFORMATION

Item 4   - Submission of Matters To a Vote of Security Holders

         Annual Meeting of Shareholders held on June 29, 1998

                  (i)      Election of Directors

                                                  For          Against   Abstain
                                                  ---          -------   -------

                           Lloyd Lyons            2,894,247    95,616       --

                           Donald D. Schiffour    2,894,247    95,616       --

                           Jose A. Caballero      2,894,247    95,616       --

                           Angel Garcia           2,894,247    95,616       --

                           Ronald Zaid            2,894,247    95,616       --

                  (ii) The approval of the appointment of Shubitz Rosenbloom & Co., P.A. as the independent certified public accountants for 1998 was approved by an affirmative vote of 2,893,622 shares to a negative vote of 96,201 shares, with no shares abstaining.

Item 6   - Exhibits and Reports on Form 8-K

           None

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LATIN AMERICAN CASINO, INC.
                                  (Registrant)


Dated:      August 13, 1998                By: /s/ Lloyd Lyons
                                               ---------------------------------
                                                   Lloyd Lyons
                                                   President and Chief
                                                   Executive Officer


                                           By: /s/ Donald D. Schiffour
                                               ---------------------------------
                                                   Donald D. Schiffour
                                                   Chief Financial Officer