Form 10QSB
period 1998-09-30
LATIN AMERICAN CASINOS INC
filed 1998-11-16
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                                 --------------


                For the quarterly period ended September 30, 1998


                          LATIN AMERICAN CASINOS, INC.


                         Commission File Number 33-43423


A Delaware Corporation                                   65-0159115
                                                         (IRS Employer
                                                         Identification Number)


2000 N.E. 164th Street                                   (305) 945-9300
North Miami Beach, FL  33162                             (Telephone Number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   [X]                          No  [ ]


         Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998: 3,300,000 shares of common stock $.00067 par value per share

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  REVIEW REPORT

                            AS OF SEPTEMBER 30, 1998

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Accountants' Review Report                                                1

Consolidated Balance Sheets as of September 30, 1998
  and December 31, 1997                                                   2

Consolidated Statements of Changes in Stockholders'
  Equity for the Nine Months Ended September 30, 1998 and
  the Year Ended December 31, 1997                                        3

Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1998 and 1997                                4

Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1998 and 1997                                5

Notes to Consolidated Financial Statements as of September 30,
  1998 and December 31, 1997                                           6-13

                         SHUBITZ ROSENBLOOM & CO., P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                     MEMBERS
         AMERICAN AND FLORIDA INSTITUTES OF CERTIFIED PUBLIC ACCOUNTATNS
                   AICPA . PRIVATE COMPANIES PRACTICE SECTION
                              AICPA - TAX DIVISION

HOWARD ROSENBLOOM, C.P.A., M.B.A.             SABAL CHASE PROFESSIONAL CENTER
LEONARD ALAN SHUBITZ, C.P.A.                   11428 SOUTHSWEST 109TH ROAD
        ----                                     MIAMI, FLORIDA 33176
JERRY L. FEINGOLD, C.P.A.                               -------
                                                TELEPHONE (305) 596 -CPAS
                                                   FAX (305) 595-2309
                                                  EMAIL SR@IPOF.FLA.NET

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and nine months ended September 30, 1998 and 1997, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated March 24, 1998, but we have not performed any auditing procedures since that date.



/s/ SHUBITZ ROSENBLOOM & CO.
----------------------------------
    Shubitz Rosenbloom & Co., P.A.




Miami, Florida
November 9, 1998

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS
                                                   September 30, December 31,
                                                       1998           1997
                                                   -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                       $ 1,851,831    $ 3,224,665
   Accounts Receivable, Less
   $149,814 of Allowance for Doubtful Accounts
     in 1998 and 1997                                1,613,827      1,168,794
   Inventory                                           688,770             --
   Prepaid Expenses and Other Current Assets           267,903        162,008
                                                   -----------    -----------

                 Total Current Assets                4,422,331      4,555,467
                                                   -----------    -----------

PROPERTY AND EQUIPMENT - NET                         4,970,900      4,428,109
                                                   -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                     94,624        114,460
   Deposits                                             20,435          8,813
   Note Receivable - Stockholder                       120,000        125,000
   Other Assets                                             --        182,601
                                                   -----------    -----------
                 Total Other Assets                    235,059        430,864
                                                   -----------    -----------

TOTAL ASSETS                                       $ 9,628,290    $ 9,414,440
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses           $   216,790    $   253,238
   Foreign Income Tax Payable                           43,000         23,280
                                                   -----------    -----------

      Total Current Liabilities                        259,790        276,518
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                   -----------    -----------

                 Total Liabilities                     259,790        276,518
                                                   -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                    2,211          2,211
   Additional Paid-In Capital                        9,919,557      9,919,557
   Cumulative Translation Adjustments                 (447,055)      (125,179)
   Deficit                                            (100,978)      (653,432)
   Treasury Stock, at cost                              (5,235)        (5,235)
                                                   -----------    -----------

                 Total Stockholders' Equity          9,368,500      9,137,922
                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 9,628,290    $ 9,414,440
                                                   ===========    ===========

      Read accountants' review report and notes to financial statements.

                             LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                                  FOR THE YEAR ENDED DECEMBER 31, 1997


                             COMMON STOCK
                        -----------------------
                          Number        Par       Additional      Other        Retained
                            of          Value       Paid-In    Comprehensive   Earnings     Treasury
                          Shares      $.00067       Capital    Income (Loss)   (Deficit)     Stock
                        ----------   ----------   ----------   -------------  ----------   ----------

BALANCE
 JANUARY 1,1997          3,300,000   $    2,211   $9,919,557   $    4,003     ($828,069)           --

ACQUISITION OF 3,400
 SHARES OF TREASURY
 STOCK, AT COST                 --           --           --           --            --    $    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                   --           --           --     (129,182)           --            --

DIVIDENDS PAID                  --           --           --           --       (87,189)           --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1997              --           --           --      261,826            --            --
                        ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 DECEMBER 31, 1997       3,300,000        2,211    9,919,557     (125,179)     (653,432)        5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATION                    --           --           --     (321,876)           --            --

NET INCOME FOR THE
 NINE MONTHS ENDED
 SEPT. 30, 1998                 --           --           --           --       552,454            --
                        ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 SEPT. 30, 1998          3,300,000   $    2,211   $9,919,557    ($447,055)    ($100,978)   $    5,235
                        ==========   ==========   ==========   ==========    ==========    ==========


                  Read accountants' review report and notes to financial statements.

                                                 - 3 -

                        LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended       Nine Months Ended
                                             ------------------       -----------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1998         1997         1998         1997
                                          ----------   ----------   ----------   ----------

Rental Income                             $  667,561   $  559,104   $2,063,171   $1,465,790
Selling, General &
  Administrative Expenses                    466,912      501,832    1,371,496    1,314,335
Depreciation                                  81,996       48,500      203,196      123,500
                                          ----------   ----------   ----------   ----------

Income (Loss) from Operations Before
   Interest Income, Income Taxes
   Extraordinary Item                        118,653        8,772      488,479       27,955
Interest Income                               23,306       56,927      106,975      174,971
                                          ----------   ----------   ----------   ----------

Income (Loss) from Operations Before
   Income Taxes and Extraordinary Item       141,959       65,699      595,454      202,926

Income Taxes                                  38,000       29,156      187,000       71,894
                                          ----------   ----------   ----------   ----------

Income from Operations
   Before Extraordinary Item                 103,959       36,543      408,454      131,032
Utilization of Net Operating Losses and
   Foreign Tax Credits                        25,000       17,000      144,000       58,000
                                          ----------   ----------   ----------   ----------

                 Net Income (Loss)        $  128,959   $   53,543   $  552,454   $  189,032
                                          ==========   ==========   ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT
   Common Share Equivalent Outstanding     3,296,600    3,300,000    3,296,600    3,300,000
                                          ==========   ==========   ==========   ==========

                 Net Income (Loss)        $      .04   $      .02   $      .17   $      .06
                                          ==========   ==========   ==========   ==========



             Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $   552,454   $   189,032
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                         203,196       123,500
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                 (445,033)     (374,078)
     Prepaid Expenses and Other Current Assets           (105,895)       31,268
     Inventory of Cigars                                 (688,770)           --
     Deferred Income Tax                                       --        (7,500)
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                (36,448)      (18,327)
     Foreign Income Tax Payable                            19,720       (97,266)
                                                      -----------   -----------

        Net Cash (Used In) Operating
           Activities                                    (500,776)     (153,374)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Property and Equipment                    (745,987)     (475,641)
   Other Assets                                           195,805       (44,342)
   Dividend Payments
                                                               --       (87,189)
                                                      -----------   -----------
         Net Cash (Used In) Investing
           Activities                                    (550,182)     (607,172)
                                                      -----------   -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                      (321,876)      (64,913)
                                                      -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,372,834)     (825,459)

CASH AND CASH EQUIVALENTS - BEGINNING                   3,224,665     4,492,198
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - ENDING                    $ 1,851,831   $ 3,666,739
----------------------------------                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                           $        --   $        --
                                                      ===========   ===========
   Income Taxes, Foreign                              $    23,280   $    97,266
                                                      ===========   ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. The Company started a new business in 1994 in the gaming and casino business primarily in Peru and other Latin American countries, renting casino slot machines.

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 The Company formed a Colombian subsidiary and in 1997 the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. The Company had allocated $5,000,000 for the purchase of machines and equipment. As of September 30, 1998 the Company had acquired approximately 8,000 slot machines, approximately 2,000 of which have been acquired for parts and other related equipment, at a total cost of $4,879,460,
            including   applicable   costs   for   transportation,    duty   and
            refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos, Inc., SA, a Peruvian corporation, Latin American Casinos of Colombia LTPA a Colombian Corporation and Latin American Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World's) as a wholly owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufactures (Premium) was incorporated in 1988 as a wholly-owned subsidiary of Latin American Casinos, Inc. It is intended that World will market premium cigars at "off price" where as it is anticipated that Premium will acquire premium cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have not commenced; however, as of September 30, 1998 the company has expended approximately $811,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $29,000 prepaid and other current assets, $697,000 as inventory and $10,000 as fixed assets in the accompanying financial statements. World Best Rated Cigar Company has committed with a cigar producer in South America to acquire at a minimum 100,000 cigars per month. The arrangement extends for twenty years; however, the purchase commitment can be cancelled with a cancellation fee of $125,000. It is anticipated cigar operations will commence in the latter part of 1998.

            All material intercompany transactions, balances and profits have been eliminated.

            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



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


         D  REVENUE RECOGNITION

            Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service.

         E  STATEMENT OF CASH FLOWS

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities of $1,500,000 as of September 30, 1998 are considered a cash equivalent.

         F  INCOME (LOSS) PER COMMON SHARE

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see notes 6 and 7) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1997 and all 1998 warrants, stock options and underwriter's options were anti-dilative.



            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $145,000 and $3,094,000 as of September 30, 1998 and December 31, 1997 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

         I  FOREIGN CURRENCY TRANSLATION

            For most international operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments, resulting from fluctuations in exchange rates, are recorded as a separate component of shareholders' equity, as other comprehensive income (loss).


            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30 1998 AND DECEMBER 31, 1997


NOTE 2.     PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows:

                                                     September 30,  December 31,
                                                         1998           1997
                                                      ----------     ---------

            Leased Property                         $    346,881    $  346,881
            Rental Equipment                           4,879,460     4,229,873
            Leasehold Improvements                         8,222         8,222
            Furniture, Fixtures & Office Equipment       296,958       216,728
            Transportation Equipment                     153,703       143,948
                                                      ----------     ---------
                        Total                          5,685,224     4,945,652
            Less:  Accumulated Depreciation              714,324       517,543
                                                      ----------    ----------

            Property and Equipment - Net              $4,970,900    $4,428,109
                                                      ==========    ==========

            Depreciation expense for the three and nine months ended September 30, 1998 was $81,996 and $203,196, respectively.

            Rent expense for the three and nine months ended September 30, 1998 was $20,889 and $45,274 respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period. Effective February 1, 1998 the lease was rewritten for a new tenant with similar terms.

NOTE 3.     CASH AND CASH EQUIVALENTS

            As of September 30, 1998, cash and cash equivalents included commercial paper in the amount of $1,500,000, due October 21, 1998 at an annual interest rate of 5.53%. At December 31, 1997 there were no investments in short-term commercial paper.

NOTE 4.     NOTE RECEIVABLE - STOCKHOLDER

            The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997 and $5,000 in 1998. All interest charged through June 1998 has been paid by the stockholder. The Company expects that the balance of the note will be repaid in 1998 or 1999. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $8,788 of interest income for 1998 on this note.

            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


NOTE 5.     WARRANTS AND OPTIONS

            As of September 30, 1998, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 11, 1998.

NOTE 6.     INVESTMENT BANKER WARRANTS

            Effective June 5, 1998 the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998 which can be exercised through June 5, 2003. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

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


            Read accountants' review report.

                      LATIN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 8.     PROVISION FOR INCOME TAXES

            The provision for income taxes consisted of the following for the nine months ended September 30:
                                                    1998                1997
                                                 ---------           ---------
Current
  Federal                                        $ 144,000           $  70,156
  State                                                 --               1,738
  Foreign                                           43,000              28,000
                                                 ---------           ---------
                                                   187,000              99,894
                                                 ---------           ---------
Deferred
  Federal                                               --                  --
  State                                                 --                  --
  Foreign                                               --             (28,000)
                                                 ---------           ---------
                                                        --             (28,000)
                                                 ---------           ---------

Income Tax Provision                             $ 187,000           $  71,894
                                                 =========           =========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.
                                                   1998                1997
                                                 --------            --------

Revenue Recognition                              $     --            ($28,000)
                                                 --------            --------

Tax Effects of Timing Differences                $     --            ($28,000)
                                                 ========            ========

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                    1998                1997
                                                 ---------           ---------
Amount Computed Using the Federal
  statutory rate                                 $ 144,000           $  58,000
Assessment of prior years taxes                         --              13,894
Foreign Taxes                                       43,000                  --
Net Operating Losses and Tax Credits              (144,000)            (58,000)
                                                 ---------           ---------
Income Tax Provision, Net                        $  43,000           $  13,894
                                                 =========           =========

            As of September 30, 1998, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $197,000, expiring in year 2010.


            In addition the Company has available approximate foreign tax credit of $325,000 to offset future federal income tax.



            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


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


            Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


NOTE 9.     COMMITMENTS AND CONTINGENCIES (Continued)

         D  FOREIGN ASSETS

            The accompanying consolidated balance sheet for the period ended September 30, 1998, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua South America, of $4,067,000, $1,850,000 and $372,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessees of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in Cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plan. In October 1998, Nicaragua suffered the effects of hurricane "Mitch". The effect of this hurricane on future operations in Nicaragua cannot at the present be determined.


NOTE 10     SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company is owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management anticipates recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements. In February 1998 approximately $19,000 had been collected on the amounts due.


NOTE 11     DIVIDEND PAYMENT

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously, the Company's officers and directors waived their rights to the payment of such dividend. The company disbursed $87,189, in 1997 pursuant to this dividend declaration.


            Read accountants' review report.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. As of September 30, 1998, the Company had approximately 2,200 machines under rental contracts in Peru and Colombia and approximately 1,350 machines under participation contracts with various entrepreneurs throughout Colombia and Nicaragua.

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

RESULTS OF OPERATIONS

         Revenues from the rental of slot machines in Peru, Colombia, and Nicaragua for the three months ended September 30, 1998 increased by $108,457 (19.4%) to $667,561 from $559,104 for the comparable period in 1997. Revenues for the nine month period ended September 30, 1998 increased $597,381 (40.75%) to $2,063,171 from $1,465,790 for the comparable period in 1997. The primary reason for the increase in revenues was the increase in market penetration of the Company's slot operations in Peru, Colombia and Nicaragua. Selling, general and administrating expenses incurred in the operation of the Company's gaming and casino business for the three months ended September 30, 1998 decreased $34,920 (7%) to $466,912 from $501,832 for the comparable period in 1997.
Similar expenses for the nine month period ended September 30, 1998 increased $57,161

(4.3%) to $1,371,496 from $1,314,335 for the comparable period in 1997. The increase in expenses reflects an increase in the commissions paid to the Company's salespersons necessary to increase the number of the Company's slot machines on location in Peru and Colombia. This increase was also due to an increase in executive compensation and the continuing legal fees incurred in seeking to enjoin the Peruvian government from implementing a 200% increase in the excise tax on lessees of gaming equipment. As a percentage of revenues, selling, general and administrative expenses decreased 20% for the three month period ended September 30, 1998 and decreased 24% for the nine month period ended September 30, 1998 from comparable periods in 1997.

         Net income from continuing operations increased to $128,959 or $0.04 for the three months ended September 30, 1998 from $53,543 or $0.02 per share for the comparable period in 1997. Net income for the nine month period rose to $522,454 or $0.17 per share from $189,032 or $0.06 per share for the comparable period in 1997. This increase is primarily attributable to the increase in revenue derived from expanded operations in Peru and Colombia and a reduction in selling, general and administrative expenses as a percentage of revenue.

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

         It has not been determined to what extent, if any, an implementation of an excise tax will have on the future operations of the Company in Peru. As of September 30, 1998, the Company had approximately 1,000 slot machines under rental agreements in Peru.

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

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company ("World's Best") as a wholly-owned subsidiary to distribute cigars. In September 1997, the Company entered into a joint venture agreement with a cigar producer in Santiago, Dominican Republic. Operations of World's Best have not yet commenced; however as of September 30, 1998, the Company had expended approximately $811,000,

$697,000 of which the Company expended on initial cigar inventory acquisitions, $64,000 on construction of a cigar factory in Santiago, Dominican Republic and $29,000 on other prepaid expenses associated with the start-up of World's Best. The Company anticipates operations of the cigar business will commence in the latter part of 1998 with full operations in 1999.

         The Company's balance sheet for the nine months ended September 30, 1998 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,067,000, $1,850,000 and $372,000 respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk for the quarter ended September 30, 1998 totalled approximately $259,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         In October 1998, Hurricane Mitch caused severe damage in Nicaragua. However, inasmuch as revenues from this country account for less than 5% of the total revenues of the Company, it is not anticipated that Hurricane Mitch will have a material adverse affect on the Company's business results of operations or financial condition.

         The Company has reviewed issues associated with its computer system and its ability to operate effectively as the millennium (year 2000) approaches, as well as the potential effect of year 2000 on key suppliers and customers. The Company believes that its year 2000 transition will not have a material adverse affect on its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $1,372,834 (42.5%) to $1,851,831 for the nine month period ended September 30, 1998 from $3,224,663 for the comparable period in 1997. This decrease is attributed to the Company's purchase of 2,300 additional slot machines from its vendors in Australia, plus the freight charges and custom fees involved in shipping 1,000 slot machines from Peru to Columbia to supply the Company's new offices in Medellin and Barranquilla. The decrease was also due to start-up costs in the amount of approximately $811,000 of the Company's subsidiaries, World's Best Rated Cigar Company and Premium Cigar Manufacturers, Inc.

         As of September 30, 1998, the Company had invested approximately $4,880,000 in the business of renting slot machines in Latin America and had acquired approximately 8,000 slot machines, 2,000 of which have been acquired for parts. The Company's investment in the gaming business included the acquisition of slot machines at an approximate cost of $600 per machine. The Company anticipates that its cash flow from operations and interest on investments will be sufficient to meet its cash needs for the next twelve months.

         The Company does not have any commitments for material capital expenditures.

Item 6      Exhibits and Reports on Form 8-K

            None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LATIN AMERICAN CASINO, INC.
                                  (Registrant)


Dated:            November 13, 1998      By: /s/ LLOYD LYONS
                                             -----------------------------------
                                                 Lloyd Lyons
                                                 President and Chief
                                                 Executive Officer

                                         By: /s/ DONALD D. SCHIFFOUR
                                             -----------------------------------
                                                 Donald D. Schiffour
                                                 Chief Financial Officer