Form 10KSB
period 1998-12-31
LATIN AMERICAN CASINOS INC
filed 1999-04-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For the fiscal year ended December 31, 1998           Commission File #33-43423


                          LATIN AMERICAN CASINOS, INC.


A Delaware Corporation                                 65-0159115
                                           (IRS Employer Identification Number)

2000 NE 164th Street                                 (305) 945-9300
North Miami Beach, FL  33162                        (Telephone Number)


Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:

                        Common Stock, $0.00067 par value

                    Warrants, exercisable at $7.25 per share

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $2,392,142.

         Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 31, 1999: $2,345,980.50.

         Number of shares outstanding of the registrant's common stock, as of March 31, 1999: 3,300,000 shares.


                          LATIN AMERICAN CASINOS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I

         ITEM 1.    BUSINESS................................................................................2

         ITEM 2.    PROPERTIES..............................................................................6

         ITEM 3.    LEGAL PROCEEDINGS.......................................................................6

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................6

PART II

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................7

         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................8

         ITEM 7.    FINANCIAL STATEMENTS....................................................................10

         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....11

PART III

         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS............................11

         ITEM 10.   EXECUTIVE COMPENSATION..................................................................12

         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................14

         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS/COMPLIANCE WITH SECTION 16(b)............16

         ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K .......................................................16

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Latin American Casinos, Inc. (the "Company") is the largest slot machine rental and remanufacturing company in South America and is also involved in the distribution and sale of its own premium brand cigars in the United States. The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect its entrance into the gaming and casino business in South and Central America. The Company does business under the name Latin American Industries, reflecting the diversification of the Company with the introduction of a premium cigar business. The Company maintains its principal place of business at 2000 NE 164th Street, North Miami Beach, Florida 33162. Its telephone number is (305) 945-9300.

SLOT MACHINE OPERATIONS

         The Company concentrates its efforts on the rental of used five reel slot machines. The Company purchases these machines at a fraction of the cost of new machines which are then refurbished at facilities in Latin America for use in South and Central America. Whereas a new slot machine costs approximately $6,000, plus duty charges, the used slot machines purchased by the Company cost approximately $500 each, including freight, duty, and limited refurbishing expenses. The Company has determined that more extensive refurbishing extends the working life of each slot machine for up to an additional five years. Such additional refurbishing increases the cost of each machine by approximately $100. The Company believes however, that the additional refurbishing results in lower maintenance and future refurbishing costs and that these savings offset the additional costs. The Company purchased approximately 2,000 machines in 1998 for refurbishment and to be used for spare parts.

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

         In February 1997, the Company expanded into gaming route operations in Colombia and Nicaragua on a participating basis with the owners of various business establishments. Such arrangements benefit both the Company and those establishments which want slot machines, but do not wish to enter into formal long-term rental agreements. Participation also allows the Company to share in the profits of slot machine operations while minimizing the risks associated with the collection of accounts receivable pursuant to long-term leases. These participation arrangements occur primarily in Colombia; however, the majority of the Company's slot machines in Latin America are subject to leases.

         As of December 31, 1998, approximately 1,000 slot machines were in operation in Peru and approximately 1,450 slot machines were in operation in Colombia. These machines are installed in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. The entrance into gaming route operations provides the Company a broader base as an operational gaming company as well as a rental company. The Company is committed to enhancing its position for further growth in both Central and South America.

         The Company has offices in Lima, Peru; and Bogota, Barranquilla, and Medellin, Colombia. Applications to do business have been filed in Argentina, Paraguay, Brazil, and Honduras and are still pending. If approved, the Company would then determine whether circumstances warrant the expansion of business into these jurisdictions.

         The Company's operations in Nicaragua, which were not substantial, were adversely affected by Hurricane Mitch in October 1998. The Company is in the process of recovering its machines and distributing them to other locations.

         The Company competes with all the major gaming companies in Latin America, including IGT, Novomatic and Admiral. Many of the companies are more established and have greater resources.

SOURCE OF MACHINES

         The Company purchases used slot machines from several vendors in Australia, including Damlite Pty. Ltd. and Olympic Video Gaming, a subsidiary of International Gaming Technology. The Company's principal vendor is AJ Electronics Repairs Pty. Ltd., ("AJ"), an Australian company which services and disposes of used slot machines. The loss of any of these suppliers, including AJ, would not have a material adverse effect on the Company's business due to the existence of other sources.

REFURBISHING PROCESS

         All slot machines purchased are delivered to the Company's warehouses in Lima, Peru or Bogota, Colombia and are refurbished by the Company's technicians. Each slot machine is electronically tested for 30 minutes to assure that it is in correct working order. Defective or worn parts are replaced or repaired. Once the technician is satisfied that the machine is in proper working order, the machine is thoroughly cleaned inside and out. At that time, a computerized printed card that translates the rule of play from English to Spanish is placed inside the machine in such a way that it can be seen and read by the slot machine player. Refurbished machines are then placed in service in the various locations.

RENTAL OF SLOT MACHINES

         The slot machines are rented to licensed individual owner operators under a rental contract usually for a term of one year or longer. The contract provisions vary depending on, among other things, the number of slot machines requested by the renter. All contracts are backed by a personal guarantee for the first four installment payments from the renter to insure against non-payment of rental fees in the contract's initial stage. The rental contracts also provide insurance to cover any loss by fire, theft, vandalism or political unrest.

SLOT ROUTE OPERATIONS - PARTICIPATION

         Under certain circumstances, slot machines are placed into various business establishments under written agreements that provide for participation between the Company and the owner of the business establishment. Under such an agreement, an amount equal to the monthly tax imposed by the government is deducted from the total winnings of the machine, along with all paid jackpots. The remaining funds are divided on a weekly basis, 30% to the owner of the business establishment and 70% to the Company. Although the machines are calibrated to retain at least 15% of all coins played, at certain times, due to paid jackpots, there may be no participation funds to be divided.

GOVERNMENT REGULATION

         The governments of Peru, Colombia and Nicaragua have regulations governing gaming activities. Essentially, these regulations establish licensing requirements for slot machine operations. The Company takes appropriate steps to verify the licenses of its customer, particularly those involved in joint participation agreements.

         The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

         In January 1997, the Company obtained a temporary injunction against the Peruvian government, prohibiting it from implementing the excise tax. The case is now on review before a three judge panel. The Company is optimistic about the outcome because two other gaming companies have succeeded in obtaining an injunction against the government. If the panel rules against the Company, an appeal to a higher court and eventually to the World Court could be taken.

         The imposition of an excise tax in Peru could adversely effect future earnings. Accordingly, if the Company is not successful in preventing the tax, it would reevaluate its position in Peru.

PREMIUM CIGAR OPERATIONS

         Beginning in September, 1997, the Company directed its efforts into establishing a business of producing, distributing and selling premium cigars throughout the United States.

         World's Best Rated Cigar Company ("World's Best") was formed as a subsidiary to distribute cigars produced by Claudio Norberto Mercado. Mr. Mercado resides in Santiago, Dominican Republic, in the Villa Gonzalez region, the heart of the tobacco growing valley. In a business arrangement, World's Best advanced $75,000 to Mr. Mercado to build a cigar factory. World's Best also advanced the sum of $15,000 to purchase all necessary fixtures to produce cigars, such as molds, rolling tables, compressors, etc. World's Best holds a mortgage on the factory to secure these advances. However, the Company determined that the plan of selling one cigar from one manufacturer was too limited. Therefore, during the summer of 1998, World's Best entered into contractual arrangements with five other manufacturers in Nicaragua, Honduras and the Dominican Republic. All of the manufacturers produce hand made 100% Cuban seed, long leaf filler premium cigars. The manufacturers are world renown and they manufacture cigars for over 20% of the brand name cigars currently on the market.

         These agreements allow the Company to acquire cigars at a fraction over their cost and will enable them to be sold at a retail price significantly below the retail price for brand name premium cigars. The agreements require that the manufacturers use high grade long leaf tobacco, hand roll the cigars utilizing high grade filler and parchment wrapping of a grade selected by the Company and wrap the cigars individually in cellophane and box them for shipping. They also require the manufacturers to retain a specified amount of inventory at all times to satisfy the Company's cigar purchase orders. The cigars will be transported to the Company's facilities in Miami to be placed in individual containers and delivered to distributors.

         The cigars are marketed in a smart looking display case suitable for counter-top merchandising in a convenience store operation. The display case is made of clear Lucite and has interior shelves made of mahogany or cedar. Each display case holds 216 cigars, in six different sizes, in bundles of six, from the six manufacturers. Each of the products of the six cigar manufacturers are identified by a color coded cigar ring and matching colored row to display their products. Beside each row will be a sign describing the manufacturer's history, factories and plantations. Display cases may also be custom designed for a distributor.

         Each cigar will be in a clear plastic tube with the Universal Bar Code label attached to the tube. The cigar tube caps are colored coded to the color label assigned to each of the manufacturers. The blue label are cigars from Carlos Oliva; green label are cigars from Tabaco Del Caribe; red label are cigars from Pedro Ramos; black label are cigars from Claudio Mercado; silver label are cigars from Tabaco de Oriente; and gold label are cigars from Medardo Padron. The tubes are air tight to insure the freshness of the cigars for many months and to protect the cigars from being crushed or broken.

         Suggested retail pricing on the cigars range from $1.92 for the panatella size to $2.49 for the large size presidente. The popular churchill size has a suggested retail price of $2.25. These prices are 60% to 80% lower than prices charged in tobacco shops for cigars of the same quality.

         The Company is in the process of establishing relationships with various distributors in the United States who supply convenience stores, restaurants, bars and supermarkets with products. The Company is attempting to place its products on display in these outlets initially on a consignment basis, at no charge to the distributor or retailer. Only when the cigars are sold and/or reordered, will payment for the cigars be required. In this manner, the Company believes distributors and retail outlets will be more inclined to handle and display the Company's cigar products, thereby gaining immediate access to the public. Depending upon the relative success of this strategy and ultimately the acceptance of the products by the public, the Company will develop the necessary infrastructure to expand this business further.

EMPLOYEES

         The Company currently has a total of 84 full-time employees. The Company has 9 employees in the Miami office; 3 executives and 6 in clerical positions. In Lima, Peru, the Company has 9 clerical employees in its business office, including a general manager and 16 service technicians in its warehouse and remanufacturing plant. In Managua, Nicaragua, the Company has a total of 4 employees working in its business office and warehouse; 2 clerical and 2 service technicians. In Colombia, the Company employs a total of 15 clerical employees including a general manager in its three business offices and 31 service technicians in its warehouse and refurbishing facility.

         The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices and operating facilities located at 2000 NE 164th Street, North Miami Beach, Florida 33162 are leased for a period of three years until September 30, 2000, at a monthly rental of $2,200. The premises consist of approximately 3,300 square feet. The property is in overall good condition.

         The Company leases a 2,000 square foot business office in Miraflores, a municipality in Lima, Peru, for $1,100 per month. The lease terminates on April 1, 1999, with a two year renewal option. The Company also leases an 11,000 square foot main warehouse and refurbishing facility approximately five miles from the business office, for $2,520 per month, which lease terminates on October 1, 2000.

         In Bogota, Colombia, the Company leases a two story 7,000 square foot combined office, warehouse and refurbishing facility for $2,500 per month. This lease terminates on January 2000 with a two year renewal option. The Company also leases properties for office and warehouse space in Medellin (2,500 square feet), Cali (5,000 square feet), and Barranquilla, Colombia (3,500 square feet) for $500 per month, $700 per month and $700 per month, respectively. These leases expire in June 1999 subject to two year renewal options.

         The Company leased an office/warehouse (4,000 square feet) in Managua, Nicaragua for $1,000 per month which expired on September 30, 1998.

         Finally, the Company is the lessor of office space at 11337 NW 7th Avenue in Miami pursuant to a four year lease terminating on February 14, 2002 for $1,500 per month, subject to annual increases of 12%.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which have or are expected to have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         From June 20, 1994 until October 30, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Stock Market under the symbol "LACI" and "LACIW", respectively. Beginning in October 31, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Small Cap. The table below represents the quarterly high and low bid prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ.

COMMON STOCK                              HIGH                    LOW
------------                              ----                    ---
1997
----
January 1 - March 31                      3 1/4                   2 3/8
April 1 - June 30                         2 3/4                   1 3/16
July 1 - September 30                     2 5/16                  1 5/8
October 1 - December 31                   2 5/16                  1 5/16

1998
----
January 1 - March 31                      2 5/16                  1 17/32
April 1 - June 30                         2 9/16                  1 3/4
July 1 - September 30                     1 15/16                 1 3/16
October 1 - December 31                   1 11/32                 1 3/32

WARRANTS                                  HIGH                    LOW
--------                                  ----                    ---
1997
----
January 1 - March 31                      13/32                   5/32
April 1 - June 30                         19/64                   5/32
July 1 - September 30                     1/4                     3/16
October  1 - December 31                  11/32                   1/16
1998
January 1 - March 31                      13/32                   5/32
April 1 - June 30                         3/8                     11/32
July 1 - September 30                     3//8                    1/4
October 1 - December 31                   11/32                   7/32

         The closing prices for the Common Stock and Warrants on March 31, 1999 were $1.125 and $.25 respectively.

         There were 46 registered owners and approximately 1,000 beneficial owners of the Common Stock of the Company as of December 31, 1998. The Company declared a dividend of $.05 per share for shareholders of record as of May 30, 1997 which was disbursed on September 1, 1997. The directors and officers of the Company waived their rights to receive this dividend. A total of $87,189 was disbursed pursuant to this dividend declaration. The Company did not declare a dividend in 1998.

         As of December 31, 1998, the Company has outstanding 1,500,000 five year Warrants to purchase one share of the Company's Common Stock at an exercise price of $7.25 through December 11, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

         The Company revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the year ended December 31, 1998 increased $458,909 (23.7%) to $2,392,142 from $1,933,233 for the year ended December 31, 1997. The increase in revenues for the period described above is primarily due to a greater number of slot machines on monthly leases in Peru and a 20% increase in rent for all slot machines lessees in Colombia.

         Selling, General and Administrative Expenses incurred in the operation of the Company's gaming and casino business for the year ended December 31, 1998 decreased as a percentage of revenues from 87% in 1997 to 72% in 1998.

         As a result of the decrease in Selling, General and Administrative Expenses as a percentage of revenues and an increase in revenues, the Company's net income increased approximately 100% or $269,297 from $261,826 or $.08 per share, for the year ended December 31, 1997 to $531,123, or $.016 per share, for the year ended December 31, 1998.

         During 1998, the Company spent approximately $926,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected in 1999. The Company anticipates that it will generate significant revenues from this business in 1999, although the amount of such revenues, is, at this time, impossible to forecast. Also, the effect that this business will have on the overall profitability of the Company is, at this time, unclear.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

         The Company's revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the year ended December 31, 1997 decreased $567,828 (22.7%) to $1,933,233 from $2,501,061 for the year ended December 31, 1996. The decrease in revenues for the period described above is due to a combination of factors, including the implementation by the Peruvian Government of an excise tax on gaming machines which resulted in several of the Company's customers returning machines. The Company had in Peru 2,350 slot machines under rental agreements on October 1, 1996. After the excise tax was implemented, the number of machines decreased to 800, however, the number of machines has increased to 970 as of December 31, 1997. Additionally, rising inflation rates in Colombia negatively affected the Company's revenues for the year ended December 31, 1997.

         Selling, General and Administrative Expenses incurred in the operation of the Company's gaming and casino business increased $311,428 (22.6%) over the twelve month period ended December 31, 1997. This increase reflected the continued start-up costs associated with the Company's expansion into Colombia and Nicaragua, the increase in executive compensation and the considerable legal fees the Company incurred in seeking to enjoin the Peruvian Government from implementing an excise tax on lessees of gaming equipment.

         As a result of the increase in Selling, General and Administrative Expenses and the decrease in revenues, the Company's net income decreased $706,534 from $968,360, or $.29 per share, in the year ended December 31, 1996 to $261,826, or $0.08 per share, in the year ended December 31, 1997.

INFORMATION SYSTEMS AND THE YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As the year 2000 approaches, such systems maybe unable to accurately process certain date-based information.

         The Company has reviewed issues associated with its computer system and its ability to operate effectively as the millennium (year 2000) approaches, as well as the potential effect of year 2000 on key suppliers and customers. The Company believes that its year 2000 transition will not have a material adverse effect on its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its retail slot machine operations, as well as the establishment of its premium cigar business, exclusively through internal sources, including profits generated in 1998. The Company's cash position at December 31, 1998 stood at approximately $1,568,000, down from approximately $3,228,000 at December 31, 1997. The Company anticipates additional expenditures in connection with the operation of its premium cigar business in 1999. However, the Company believes that cash generated from operations, along with cash on hand, will be sufficient to cover all liquidity needs over the next 12 months. Thereafter, and depending upon the financial results of its cigar business, as well as expansion plans, if any, the Company may seek to finance operations and growth through the utilization of outside sources of financing, including commercial lending or the sale of equity.

         The Company does not have any material commitments for capital expenditures for the upcoming year.

FORWARD LOOKING STATEMENTS

         From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, new products and certain other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations that may effect the operations, performance, development and results of the Company's business, including the following:

              1. Changes in government regulations of gaming, such as the excise tax imposed by Peru, could have an effect on the Company's operations and business.

              2.  Political   factors   affecting  South  and  Central  America,
particularly as they pertain to currency valuation, could affect the Company's business in ways which are difficult to predict.

              3. The agreements which the Company has with five of its cigar manufacturers are cancelable upon 60 days written notice. One or more such cancellations could have a material adverse effect on the Company's cigar operations.

              4. The Company's cigar operations are in its initial stages. This business is subject to all the risks and uncertainties associated with the commencement of a new enterprise. There can be no assurances that the Company will be able to successfully penetrate the market, or that its cigar operations will become profitable.

              5. The Company may be required to raise additional funds to expand its business operations, particularly the cigar business, if it proves successful. There can be no assurances that the Company will be able to raise such funds, either through the sale of equity or debt securities or through commercial sources. The inability to acquire needed capital could have a material adverse effect on the Company's ability to expand.

              6. The Company may be required to expand its infrastructure, including the hiring of additional personnel in its executive offices. There can be no assurances that the Company will be able to attract and retain qualified personnel who will be successful in managing the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                           FORM 10-KSB
                                                                     -----------
Independent Auditors' Report                                            F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998            F-3
Consolidated Statements of Operations for the years ended December      F-4
31, 1997 and 1998

Consolidated Statements of Changes in Stockholders' Equity for years F-5 ended December 31, 1997 and 1998
Consolidated Statements of Cash Flows for the years ended December F-6 31, 1997 and 1998
Notes to the Consolidated Financial Statements                          F-7

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  AUDIT REPORT

                             AS OF DECEMBER 31, 1998

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Independent Auditor's Report                                            1

Consolidated Balance Sheets as of December 31, 1998
  and 1997                                                              2

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 1998
   and 1997                                                             3

Consolidated Statements of Operations for the Years
  Ended December 31, 1998 and 1997                                      4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998 and 1997                                      5

Notes to Consolidated Financial Statements as of December 31,
  1998 and December 31, 1997                                         6-14

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of:
Latin American Casinos, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Latin American Casinos, Inc. and Subsidiaries as of December 31, 1998, and 1997 the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsiblility on the Company's management. Our responsibility is to express an opinion on these consolidated finanical statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 1998 and 1997 the results of their operations and there cash flows for the years then ended, in conformity with generally accepted accounting principles.


Shubitz Rosenbloom & Co., P.A.


Miami, Florida
April 2, 1999

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                   December 31,   December 31,
                                                       1998           1997
                                                   -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                       $ 1,567,773    $ 3,224,665

  Accounts Receivable, Less
   $149,814 of Allowance for Doubtful Accounts
   in 1998 and 1997                                  1,322,130      1,168,794
  Inventory                                            725,609             --
  Prepaid Expenses and Other Current Assets            189,513        162,008
                                                   -----------    -----------

      Total Current Assets                           3,805,025      4,555,467
                                                   -----------    -----------

PROPERTY AND EQUIPMENT - NET                         5,497,734      4,428,109
                                                   -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                     94,624        114,460
   Deposits                                             22,275          8,813
   Note Receivable - Stockholder                       117,000        125,000
   Other Assets                                         16,248        182,601
                                                   -----------    -----------
      Total Other Assets                               250,147        430,864
                                                   -----------    -----------

TOTAL ASSETS                                       $ 9,552,906    $ 9,414,440
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses           $   247,126    $   253,238
   Foreign Income Tax Payable                           28,707         23,280
                                                   -----------    -----------

      Total Current Liabilities                        275,833        276,518
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                   -----------    -----------

      Total Liabilities                                275,833        276,518
                                                   -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      and Outstanding                                    2,211          2,211
   Additional Paid-In Capital                        9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss)       (517,151)      (125,179)
   Deficit                                            (122,309)      (653,432)
   Treasury Stock, at cost                              (5,235)        (5,235)
                                                   -----------    -----------

      Total Stockholders' Equity                     9,227,073      9,137,922
                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 9,552,906    $ 9,414,440
                                                   ===========    ===========

         The accompanying notes are an integral part of this statement.

                            LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                             Common Stock
                       -----------------------
                         Number        Par      Additional      Other        Retained
                           of         Value       Paid-In    Comprehensive   Earnings      Treasury
                         Shares      $.00067      Capital    Income (Loss)   (Deficit)      Stock
                       ----------   ----------  ----------   ------------   ----------    ----------
BALANCE
 JANUARY 1, 1997        3,300,000    $ 2,211     $9,919,557        4,003     $(828,069)           --

ACQUISITION OF 3,400
 SHARES OF TREASURY
 STOCK, AT COST                --           --           --           --            --    $    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --           --           --     (129,182)           --            --

DIVIDENDS PAID                 --           --           --           --       (87,189)           --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1997             --           --           --                    261,826            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 DEC. 31, 1997          3,300,000        2,211    9,919,557     (125,179)     (653,432)        5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --           --           --     (391,972)           --            --

NET INCOME FOR THE
 YEARS ENDED
 DEC. 31, 1998                 --           --           --           --       531,123            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 DEC. 31, 1998          3,300,000   $    2,211   $9,919,557   $ (517,151)   $  (12,309)   $    5,235
                       ==========   ==========   ==========   ==========    ==========    ==========

                    The accompanying notes are an integral part of this statement.

                                                 F-3

           LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                             1998         1997
                                          ----------   ----------

Revenue                                   $2,392,142   $1,933,233
Selling, General &
  Administrative Expenses                  1,727,686    1,688,077

Depreciation                                 258,133      186,529
                                          ----------   ----------

Income (Loss) from
   Operations Before Interest Income,
   Income taxes and Extraordinary Item       406,323       58,627
Interest Income                              153,507      222,878
                                          ----------   ----------
Income from
   Operations Before Income Taxes and
   Extraordinary Item                        559,830      281,505
   Income Taxes                              196,707      103,679
                                          ----------   ----------

Income (Loss) from
   Operations Before Extraordinary
   Item                                      363,123      177,826

Utilization of Net Operating Losses and
   Foreign Tax Credits                       168,000       84,000
                                          ----------   ----------

                 Net Income (Loss)        $  531,123   $  261,826
                                          ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT
   Common Share Equivalent Outstanding     3,296,600    3,300,000
                                          ==========   ==========

                 Net Income (Loss)        $      .16   $      .08
                                          ==========   ==========


  The accompanying notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                          1998           1997
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                 $   531,123    $   261,826
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                        258,133        186,529
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                (153,336)      (320,534)
     Prepaid Expenses and Other Current Assets           (27,505)         7,064
      Inventory of Cigars                               (725,609)            --
      Deferred Income Tax                                     --         (7,500)
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                (6,112)      (114,496)
     Foreign Income Tax Payable                            5,427       (117,380)
                                                     -----------    -----------

        Net Cash (Used In) Operating
           Activities                                   (117,879)      (104,491)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Property and Equipment                 (1,327,758)      (761,677)
   Other Assets                                          180,717       (179,759)
   Treasury Stock Acquisitions                                --         (5,235)
   Dividend Payments                                          --        (87,189)
                                                     -----------    -----------

         Net Cash (Used In) Investing
           Activities                                 (1,147,041)    (1,033,860)
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     (391,972)      (129,182)
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,656,892)    (1,267,533)

CASH AND CASH EQUIVALENTS - BEGINNING                  3,224,665      4,492,198
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                   $ 1,567,773    $ 3,224,665
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Year for:
   Interest                                          $        --    $        --
                                                     ===========    ===========
   Income Taxes, Foreign                             $    23,280    $   137,059
                                                     ===========    ===========

         The accompanying notes are an intergral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. The Company started a new business in 1994 in the gaming and casino business primarily in Peru and other Latin American countries, renting casino slot machines.

            In 1994, the Company formed a Peruvian subsidiary, in late 1995 The Company formed a Colombian subsidiary and in 1997 the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. The Company had allocated $5,600,000 for the purchase of machines and equipment. As of December 31, 1998 the Company had acquired approximately 8,000 slot machines, approximately 2,000 of which have been acquired for parts and other related equipment, at a total cost of $5,580,705,
            including   applicable   costs   for   transportation,    duty   and
            refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian corporation, of Colombia LTPA a Colombian Corporation and Latin American Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World's) as a wholly owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufactures (Premium) was incorporated in 1988 as a wholly-owned subsidiary of Latin American Casinos, Inc. It is intended that World will market premium cigars at "off price" where as it is anticipated that Premium will acquire premium cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have not commenced; however, as of December 31, 1998 the company has expended approximately $926,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $33,000 prepaid and other current assets, $726,000 as inventory and $102,000 as fixed assets in the accompanying financial statements. World Best Rated Cigar Company had committed with a cigar manufacture in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations the purchase commitment was cancelled. It is anticipated cigar operations will commence in mid 1999.

            All material intercompany transactions, balances and profits have been eliminated.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997


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

         F  INCOME (LOSS) PER COMMON SHARE

            Earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see note 5) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. During 1998 and all 1997 warrants, stock options and underwriter's options were anti-dilutive.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $1,411,086 and $3,094,000 as of December 31, 1998 and December 31, 1997 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

         J  INVENTORIES

            Inventory of cigars are stated at the lower of average cost or market.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

NOTE 2.     PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows:

                                                     December 31,  December 31,
                                                         1998          1997
                                                     ------------  ------------

            Land & Building                          $    421,882  $    421,882
            Rental Equipment                            5,580,705     4,229,873
            Leasehold Improvements                         26,027         8,222
            Furniture, Fixtures & Office Equipment        153,930       141,737
            Transportation Equipment                      149,876       143,948
                                                     ------------   -----------
                        Total                           6,332,426     4,945,652
            Less:  Accumulated Depreciation               834,686       517,543
                                                     ------------   -----------

            Property and Equipment - Net             $  5,497,734   $ 4,428,109
                                                     ============   ===========

            Included in Rental Equipment is approximately $1,500,000 of parts and supplies purchased or obtained from other machines previously taken apart for parts.

            Depreciation expense for the years ended December 31, 1998 and 1997 was $258,133 and $186,529, respectively.

            Rent expense for the years ended December 31, 1998 and 1997 was $92,000 and $91,000, respectively.

            Effective April 1, 1996, the Company leased the land and building owned by the Company for $1,500 per month to an unrelated party for a three year period. Effective February 1, 1998 the lease was rewritten for a new tenant with similar terms.

NOTE 3.     NOTE RECEIVABLE - STOCKHOLDER

            The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997 and $8,000 in 1998. All interest charged through December 1998 has been paid by the stockholder. The Company expects that the balance of the note will be repaid 1999. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $11,188 of interest income in 1998 on this note.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997


NOTE 4.     WARRANTS AND OPTIONS

            As of December 31, 1998, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 11, 1999.

NOTE 5.     INVESTMENT BANKER WARRANTS

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

NOTE 6.     INCENTIVE STOCK OPTION PLAN

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1994 plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. Effective December 31, 1998 the company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and cancelled 10,000 options issued in 1995 at $2.50 per share.

                      LATIN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

NOTE 7.     PROVISION FOR INCOME TAXES

            The provision for income taxes consisted of the following for the years ended December 31:
                                                    1998         1997
                                                -----------   -----------
                 Current
                   Federal                      $   168,000   $    96,156
                   State                                 --         1,738
                   Foreign                           28,707        13,285
                                                -----------   -----------
                                                    196,707       111,179
                                                -----------   -----------
                 Deferred
                   Federal                               --            --
                   State                                 --            --
                   Foreign                               --        (7,500)
                                                -----------   -----------
                                                         --        (7,500)
                                                -----------   -----------

                 Income Tax Provision           $   196,707   $   103,679
                                                ===========   ===========

            Deferred income taxes resulting from differences between accounting for financial statements purposes and accounting for tax purposes, were as follows.

                                                    1998          1997
                                                -----------   -----------
            Revenue Recognition                 $        --   $   (22,000)
                                                -----------   -----------

            Tax Effects of Timing Differences   $        --   $    (7,500)
                                                ===========   ===========

            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                    1998          1997
                                                -----------   -----------
            Amount Computed Using the Federal
              statutory rate                    $   168,000   $    84,000
            State Taxes                                  --         1,738
            Assessment of prior years taxes              --            --
            Foreign Taxes                            28,707         5,785
            Other-Additional Taxes Prior Year            --        12,156
            Net Operating Losses and Tax Credits   (168,000)      (84,000)
                                                -----------   -----------

            Income Tax Provision, Net           $    28,707   $    19,679
                                                ===========   ===========

            As of December 31, 1998, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $166,000, expiring in year 2010. No valuation allowance has been reported for unremitted foreign profits.

            In addition the Company has available approximate foreign tax credits of $310,000 to offset future financial statement of income tax.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997


NOTE 8.  COMMITMENTS AND CONTINGENCIES

         A  LITIGATION

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.


         B  EMPLOYMENT AGREEMENTS

            In January 1997 the company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors.

         C  FOREIGN ASSETS

            The accompanying consolidated balance sheet for the period ended December 31, 1998, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua South America, of $4,211,000, $2,171,000 and $362,000, respectively. Although, these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the lessees of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in Cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plan. In October 1998, Nicaragua suffered the effects of hurricane "Mitch". The company has indicated that future operations in Nicaragua will either cease or be significantly curtailed.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         D  LEASE COMMITMENT

            The Company's Miami office is obligated for a three year lease for its premises which expires in September 2001 and requires monthly rent of $2,200.

NOTE 9. SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements. In February 1998 approximately $19,000 had been collected on the amounts due.

NOTE 10     DIVIDEND PAYMENT

            On April 15, 1997 The Board of Directors declared a $.05 per share dividend to shareholders of record on May 30, 1997, payable September 1, 1997. Simultaneously, the Company's officers and directors waived their rights to the payment of such dividend. The company disbursed $87,189, in 1997 pursuant to this dividend declaration.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997


NOTE 11     UNAUDITED FINANCIAL INFORMATION

                                      For The Quarters Ended
                                      ----------------------
                         March 31      June 30     Sept. 30     Dec. 31
                           1998         1998         1998         1998
                        ----------   ----------   ----------   ---------

Revenues                $  666,808   $  731,853   $  667,561   $ 325,920
                        ==========   ==========   ==========   =========

Income (Loss) From
Continuing Operations   $  194,739   $  228,755   $  128,959   $ (21,330)
                        ==========   ==========   ==========   =========

Net Income (Loss)       $  194,739   $  228,755   $  128,959   $ (21,330)
                        ==========   ==========   ==========   =========

Earnings (Loss) Per
Common Share *          $      .06   $      .07   $      .04   $    (.01)
                        ==========   ==========   ==========   =========

----------
*At December 31, 1998 all outstanding options and warrants were considered anti-dilutive

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The executive officers and directors of the Company are as follows:

NAME                                     AGE                  DIRECTOR SINCE
----                                     ---                  --------------

Lloyd Lyons                              58                   1989
Donald D. Schiffour                      67                   1992
Jose A. Caballero                        42                   1994
Angel Garcia                             39                   1995
Ronald Zaid                              62                   1997(1)

----------
Resigned on January 20, 1999.

         Lloyd Lyons is Chairman of the Board and Chief Executive Officer and is the founder of the Company. Prior to founding the Company, Mr. Lyons was General Manager and auctioneer of Miami Recovery Corp., a Miami based used car auction company, from 1987 to 1989.

         Mr. Schiffour is Vice President, Chief Financial Officer and a Director of the Company. Mr. Schiffour joined the Company as Vice President of International Operations in June 1992 and in 1994 he was appointed as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Schiffour was the General Manager for Samson Automobile Leasing Co., in Pittsburgh, Pennsylvania.

         Mr. Caballero has served on the Board of Directors since April, 1994. Mr. Caballero is the Vice President of Exfi International Corporation, an advertising and marketing agency that specializes in doing work for companies that plan to expand their business into Latin America. Mr. Caballero has been with Exfi International Corporation since 1987.

         Mr. Garcia joined the Company in January, 1995 and serves as President of LACI in Peru. Mr. Garcia was the Marketing Manager of Slot Operations for one of the largest casinos in Lima, Peru before joining LACI. He was named to the Board of Directors of the Company in April, 1995.

         Mr. Zaid joined the Board of Directors in March, 1997 and resigned in January 1999. Mr. Zaid has been a successful entrepreneur in many businesses including the leasing of security equipment and automobiles.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued during the last three completed fiscal years ended December 31, 1998 by the Company for services rendered by the Chief Executive Officer during those years:

                                             SUMMARY COMPENSATION TABLE

===========================================================================================================================
                             Annual Compensation                                         Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
                                                                            Awards                     Payouts
---------------------------------------------------------------------------------------------------------------------------
      (a)                  (b)         (c)          (d)          (e)          (f)           (g)        (h)         (i)
---------------------------------------------------------------------------------------------------------------------------
                                                                Other
                                                                Annual      Restricted                            All Other
   Name and                                                     Compen-       Stock        Options/     LTIP      Compen-
   Principal                           Salary        Bonus      sation       Awards          SARs      Payouts     sation
   Position                Year          $            $            $            $            (#)         $           $
---------------------------------------------------------------------------------------------------------------------------

Lloyd Lyons,               1998       300,000         --          --           --         650,000*       --          --
Chief Executive Officer    1997       275,000      100,000     [42,000]        --         350,000        --          --
                           1996       236,000         --          --           --            --          --          --

===========================================================================================================================

* Options which were repriced from $2.50 to $1.0 per share.

         REPORT ON   REPRICING OF  OPTIONS

         The Board of Directors determined that in lieu of awarding a cash bonus and an increase in his non-accountable expense allowance to Mr. Lyons in connection with the performance of his duties as the Chief Executive Officer and Chairman of the Board of the Company, his outstanding stock options would be re-priced on the same basis as other outstanding stock options which were similarly repriced.

         The following table sets forth certain information with respect to outstanding stock options held by the Chief Executive Officer or exercised in 1998.

====================================================================================================================
                                                            NUMBER OF SECURITIES
                      SHARES                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
       NAME         ACQUIRED ON     VALUE                   OPTIONS AT DECEMBER 31,        IN-THE-MONEY OPTIONS AT
       (a)          EXERCISE (#)   REALIZED ($)                    1998                      DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                                       EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                       -----------     -------------    -----------    -------------
Lloyd Lyons              0            0                  416,666          233,334
====================================================================================================================

EMPLOYMENT AGREEMENTS

         In January, 1997, the Company entered into a five year employment agreement with Lloyd Lyons, the Chief Executive Officer which provides for an annual salary commencing January, 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation, sale or conveyance of substantially all of the assets of the Company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the agreement. Further, the agreement provides that an annual bonus may be awarded at the discretion of the Board of Directors.

         Other than the incentive bonus plan described above and the stock option plans described below, as of December 31, 1998, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

DIRECTOR COMPENSATION

Non-Management directors receive $300 for each meeting attended.

1991 INCENTIVE STOCK PLAN AND 1994 STOCK OPTION PLAN

         In September 1991, the Company adopted the 1991 Incentive Stock Plan (the "1991 Plan"). The maximum number of shares available for issuance under the 1991 Plan is 450,000 shares. No options have been issued under this Plan and in March 1999, the Board of Directors terminated it. In June 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Plan"). The maximum number of shares available for issuance under the Plan is 1,000,000 shares. The Plan terminates on June 13, 2004. The Plan is designed to provide additional incentives for Directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Plan is administered by the Board of Directors. The Plan authorizes the Board of Directors to grant key employees selected by it, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options must not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plan to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 100% of the fair market value on the date of grant. Fair market value has been determined to be the closing sales price for the Company's common stock reported by Nasdaq. To date, 982,500 options have been issued under the Plan, but none have been exercised.

         The Board of Directors may amend the Plan at any time but may not, without shareholder approval, adopt any amendment which would materially increase the benefits accruing to participants or materially modify the eligibility requirements. The Company also may not, without shareholder approval, adopt any amendment which would increase the maximum number of shares which may be issued under the Plans, unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company. In March 1999, the Board of Directors authorized an amendment to the Plan increasing the number of shares to be issued thereunder from 1,000,000 to 1,500,000. This amendment will be submitted for shareholder approval at the 1999 Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 15, 1999, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:

--------------------------------------------------------------------------------
                                       NUMBER OF SHARES
                                         BENEFICIALLY
         NAME                               OWNED(1)          PERCENT OF CLASS
--------------------------------------------------------------------------------
Lloyd Lyons                               1,734,612(2)           43.91%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Donald D. Schiffour                          92,000(3)             3.0%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
--------------------------------------------------------------------------------
Geraldine Lyons                             198,072(4)            5.87%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
--------------------------------------------------------------------------------
Angel Garcia                                 65,000(5)            1.93%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru
--------------------------------------------------------------------------------
Ronald Zaid                                   3,000                   *
16 Birchwood Park Court
Jericho, NY  11753
--------------------------------------------------------------------------------
Jose A. Caballero                                 0                  0%
12900 SW 11th Avenue
Miami, FL  33176
--------------------------------------------------------------------------------
All Executive Officers
and Directors as a group                                         54.14%
--------------------------------------------------------------------------------

(1)  To  the  Company's  knowledge,   all  shares  of  Common  Stock  are  owned
     beneficially, with sole voting and investment power, except as otherwise noted.

(2) Includes options to purchase 650,000 shares of Common Stock of the Company exercisable at $1.00 per share.

(3) Includes options to purchase 85,000 shares of Common Stock of the Company exercisable at $1.00 per share.

(4) Includes options to purchase 75,000 shares of Common Stock of the Company exercisable at $1.00 per share and 123,072 shares of Common Stock held in trust for 6 grandchildren.

(5) Includes options to purchase 65,000 shares of Common Stock of the Company exercisable at $1.00 per share.

----------
*        Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 1998, Mr. Lyons, the Chief Executive Officer is indebted to the Company for $117,000, pursuant to a loan taken in 1993 in the amount of $150,000. Mr. Lyons pays interest on the loan, at the rate of prime plus 1%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index of exhibits as required by Item 601 of Regulation S-B.

    Exhibit No.       Description of Exhibit
    -----------       ----------------------
        3.1           Articles of Incorporation (Delaware), as amended
        3.2           Certificate of Merger Merging Repossession Auction,
                      Inc. (Florida corporation) and Repossession Auction,
                      Inc. (Delaware corporation)
        3.3           Bylaws
        4.3           Form of Warrant Agreement
        10.3          Employment Agreement between the Company and Lloyd
                      Lyons dated January 1, 1997(1)
        10.4          1994 Stock Option Plan
        10.5          Lease dated September 9, 1998 between Company and Oska
                      Partnership re: executive offices.
        10.6          Agreement dated July 12, 1998 with Tabacelera
                      Panamericano Y Del Caribe S.A. (with certain portions omitted pursuant to Rule 24b-2)
        10.7          Agreement  dated  July 20,  1998 with  Tabacos  De Oriente
                      (with certain portions omitted pursuant to Rule 24b-2)
        10.8          Agreement  dated  July 20,  1998 with  Tabacos  Del Caribe
                      (with certain portions omitted pursuant to Rule 24b-2)
        10.9          Agreement  dated July 12, 1998 with Tacunisa (with certain portions omitted pursuant to Rule 24b-2)

       10.10 Agreement dated July 12, 1998 with Tabanica, S.A. (with certain portions omitted pursuant to Rule 24b-2)
        27.1          Financial Data Schedule

(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1997.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Latin American Casinos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LATIN AMERICAN CASINOS, INC.


                        By: /s/ LLOYD LYONS
                            ----------------------------------------------------
                                Lloyd Lyons, Chairman and Chief
                                Executive Officer

                        Date: April 13, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on the 13th day of April, 1999.


                        /s/ LLOYD LYONS
                        --------------------------------------------------------
                            Lloyd Lyons, Chairman, Chief Executive Officer and Director


                        /s/ DONALD D. SCHIFFOUR
                        --------------------------------------------------------
                            Donald D. Schiffour, Vice President, Chief Financial Officer and Director



                        --------------------------------------------------------
                            Jose A. Caballero, Director


                        /s/ ANGEL GARCIA
                        --------------------------------------------------------
                            Angel Garcia, President, Latin American Operations and Director