Form 10QSB
period 1999-03-31
LATIN AMERICAN CASINOS INC
filed 1999-05-24
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission File Number 33-43423

                          LATIN AMERICAN CASINOS, INC.
                          ----------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            DELAWARE                                    65-0159115
---------------------------------                 ---------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

                              2000 N.E. 164 Street
                           North Miami Beach, Fl 33162
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 945-9300
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]                                             No [ ]


         Number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 3,296,600 shares of common stock, $0.00067 par value per share.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Accountants' Review Report                                             1

Consolidated Balance Sheets as of March 31, 1999
  and December 31, 1998                                                2

Consolidated Statements of Changes in Stockholders'
  Equity for the Three Months Ended March 31, 1999
   and Year Ended December 31, 1998                                    3

Consolidated Statements of Income for the Three
  Months Ended March 31, 1999 and 1998                                 4

Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1999 and 1998                                 5

Notes to Consolidated Financial Statements as of March 31, 1999
  and December 31, 1998                                                6-12

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
 Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of income, changes in stockholder's equity and cash flows for the three months ended March 31, 1999 and 1998, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated April 2, 1999, but we have not performed any auditing procedures since that date.

/s/ SHUBITZ ROSENBLOOM & CO., P.A.
----------------------------------
    Shubitz Rosenbloom & Co., P.A.



Miami, Florida
May 11, 1999

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS
                                                              March 31,     December 31,
                                                                1999            1998
                                                             -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                 $ 1,389,854    $ 1,567,773
   Accounts Receivable, Less
     $149,814 of Allowance for Doubtful Accounts
     in 1999 and 1998                                          1,402,087      1,322,130
   Inventory                                                     771,320        725,609
   Prepaid Expenses and Other Current Assets                     145,276        189,513
                                                             -----------    -----------

                 Total Current Assets                          3,708,537      3,805,025
                                                             -----------    -----------
   PROPERTY AND EQUIPMENT - NET                                5,600,871      5,497,734
                                                             -----------    -----------
   OTHER ASSETS
     Financing Arrangement Receivable                             94,624         94,624
     Deposits                                                     24,215         22,275
     Note Receivable - Stockholder                               117,000        117,000
     Other Assets                                                 14,911         16,248
                                                             -----------    -----------
                 Total Other Assets                              250,750        250,147
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 9,560,158    $ 9,552,906
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $   133,039    $   247,126
   Foreign Income Tax Payable                                     17,000         28,707
                                                             -----------    -----------

      Total Current Liabilities                                  150,039        275,833
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                             -----------    -----------

                 Total Liabilities                               150,039        275,833
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 7,500,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      Held As Treasury Stock                                       2,211          2,211
   Additional Paid-In Capital                                  9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss)                 (500,397)      (517,151)
   Deficit                                                        (6,017)      (122,309)
   Treasury Stock, at cost                                        (5,235)        (5,235)
                                                             -----------    -----------

                 Total Stockholders' Equity                    9,410,119      9,227,073
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,560,158    $ 9,552,906
                                                             ===========    ===========

       Read Accountants' review report and notes to financial statements.

                 LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                 Common Stock
                                Number     Par     Additional    Other      Retained
                                 of       Value     Paid-In   Comprehensive Earnings   Treasury
                               Shares    $.00067    Capital   Income (Loss) (Deficit)    Stock
                             ---------   -------   ---------- ------------  ---------   -------
BALANCE
 JANUARY 1,1998              3,300,000   $ 2,211   $9,919,557 $(125,179)    $(653,432)    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                       --        --           --  (391,972)           --        --

DIVIDENDS PAID                      --        --           --        --            --        --
NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1998                  --        --           --        --       531,123        --
                             ---------   -------   ---------- ---------     ---------   -------

BALANCE -
 DEC. 31, 1998               3,300,000     2,211    9,919,557  (517,151)     (122,309)    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                       --        --           --    16,754            --        --

NET INCOME FOR THE
 THREE MONTHS ENDED
 MARCH 31,1999                      --        --           --        --       116,292        --
                             ---------   -------   ---------- ---------     ---------   -------
BALANCE -
 MARCH 31, 1999              3,300,000   $ 2,211   $9,919,557 $(500,397)    $  (6,017)  $ 5,235
                             =========   =======   ========== =========     =========   =======

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                1999         1998
                                             ----------   ----------

Revenue                                      $  609,420   $  666,808
Selling, General &
  Administrative Expenses                       453,735      439,250

Depreciation                                     52,500       54,062
                                             ----------   ----------

Income from
   Operations Before Interest Income,
   Income taxes and Extraordinary Item          103,185      173,496
Interest Income                                  30,107       41,243
                                             ----------   ----------

Income from Operations Before Income Taxes
   and Extraordinary Item                       133,292      214,739

Income Taxes                                     57,000       82,000
                                             ----------   ----------

Income from Operations Before
   Extraordinary Item                            76,292      132,739

Utilization of Net Operating Losses and
   Foreign Tax Credits                           40,000       62,000
                                             ----------   ----------


                 Net Income                  $  116,292   $  194,739
                                             ==========   ==========


EARNINGS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT

   BASIC

      Common Equivalent Shares Outstanding    3,446,475    3,296,600
                                             ==========   ==========
        Net Income Per Share                 $      .03   $      .06
                                             ==========   ==========

   FULLY DILUTED

      Common Equivalent Shares Outstanding
        Net Income Per Share                 $      .03   $      .06
                                             ==========   ==========

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                         1999           1998
                                                     -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $   116,292    $   194,739
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Depreciation                                        52,500         54,062
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                 (79,957)      (129,865)
     Prepaid Expenses and Other Current Assets            44,237        (20,978)
     Inventory of Cigars                                 (45,711)            --
    Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses              (114,087)       (24,798)
     Foreign Income Tax Payable                          (11,707)        (3,280)
                                                     -----------    -----------

        Net Cash Provided by (Used In) Operating
           Activities                                    (38,433)       (69,880)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Property and Equipment                   (155,637)      (509,547)
   Other Assets                                             (603)       (66,840)
                                                     -----------    -----------

         Net Cash (Used In) Investing
           Activities                                   (156,240)      (576,387)
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                       16,754        (59,253)
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (177,919)      (565,760)

CASH AND CASH EQUIVALENTS - BEGINNING                  1,567,773      3,224,665
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                   $ 1,389,854    $ 2,658,905
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
   Interest                                          $        --    $        --
                                                     ===========    ===========
   Income Taxes, Foreign                             $    28,707    $    23,280
                                                     ===========    ===========

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the Company started in the gaming and casino business, primarily in Peru and other Latin American countries, renting casino slot machines.

            In 1994, the Company formed a Peruvian subsidiary. In 1995, the Company formed a Colombian subsidiary and in 1997, the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. The Company had allocated $5,600,000 for the purchase of machines and equipment. As of March 31, 1999, the Company had acquired approximately 8,000 slot machines, approximately 2,000 of which have been acquired for parts and other related equipment at a net cost of $5,495,195 including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua, a Nicaraguan Corporation. Effective September 23, 1997, the Company incorporated World's Best Rated Cigar Company (World's) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It is intended that World's will market premium cigars at "off price" whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have not commenced; however, as of March 31, 1999, the Company has expended approximately $1,000,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $44,000 prepaid and other current assets, $771,000 as inventory and $141,000 as fixed assets in the accompanying financial statements. World's had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations, the purchase commitment was cancelled. It is anticipated that cigar operations will commence in mid to late 1999.

            All material intercompany transactions, balances and profits have been eliminated.


       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

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

         F  INCOME (LOSS) PER COMMON SHARE

            Earnings per common share and common share equivalents were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see Note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1999 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1999, all other warrants, stock options and underwriter's options (Notes 4 and 5) are anti-dilutive. During 1998, all warrants, stock options, and underwriter's options were anti-dilutive.

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $1,228,000 and $1,411,000 as of March 31, 1999 and December 31, 1998,
            respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

         J  INVENTORIES

            Inventory of cigars, and related material are stated at the lower of average cost or market.

NOTE 2.  PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows:
                                                     March 31,    December 31,
                                                      1999            1998
                                                    ----------    ------------

            Land & Building                         $  421,882     $  421,882
            Rental Equipment                         5,495,145      5,580,705
            Leasehold Improvements                      26,027         26,027
            Furniture, Fixtures & Office Equipment     200,688        153,930
            Transportation Equipment                   161,095        149,876
                                                    ----------     ----------
                        Total                        6,304,837      6,332,426
            Less:  Accumulated Depreciation            703,966        834,686
                                                    ----------     ----------

            Property and Equipment - Net            $5,600,871     $5,497,734
                                                    ==========     ==========

            Included in Rental Equipment is approximately $1,500,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

            Depreciation expense for the three months ended March 31, 1999 and 1998 was $52,500 and $54,000, respectively.

            Rent expense for the three months ended March 31, 1999 and 1998 was $21,200 and $21,100, respectively.

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 2.   PROPERTY AND EQUIPMENT (CONTINUED)

            Effective April 1, 1996, the Company leased the land and building it owns for $1,500 per month to an unrelated party for a three year period. The lease is presently on a month to month basis with similar terms.

NOTE 3.  NOTE RECEIVABLE - STOCKHOLDER

            The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997 and $8,000 in 1998. All interest charged through December 1998 has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $2,560 of interest income accrued in 1999 on this note.

NOTE 4.  WARRANTS AND OPTIONS

            As of March 31, 1999, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $7.25 by December 11, 1999.

NOTE 5.  INVESTMENT BANKER WARRANTS

            Effective June 5, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998 which can be exercised through June 5, 2003. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 6.  INCENTIVE STOCK OPTION PLAN

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 Plan became effective on September 30, 1991 and was terminated in March 1999. The 1994 Plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997, the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. Effective December 31, 1998, the Company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and cancelled 10,000 options issued in 1995 at $2.50 per share.

NOTE 7.  PROVISION FOR INCOME TAXES

            The provision for income taxes consisted of the following for the three months ended March 31:

                                                  1999                  1998
                                                ----------           ---------
                 Current
                   Federal                      $   40,000           $  62,000
                   State                                --                  --
                   Foreign                          17,000              20,000
                                                ----------           ---------
                                                    57,000              82,000
                                                ----------           ---------
                 Deferred
                   Federal                              --                  --
                   State                                --                  --
                   Foreign                              --                  --
                                                ----------           ---------
                                                        --                  --
                                                ----------           ---------

                 Income Tax Provision           $   57,000           $  82,000
                                                ==========           =========


            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows.

                                                    1999                1998
                                                  ----------         ---------
            Amount computed using the Federal
              statutory rate                      $  40,000          $  62,000
            Foreign Taxes                            17,000             20,000
            Net Operating Losses and Tax Credits    (40,000)           (62,000)
                                                  ---------          ---------

            Income Tax Provision, Net             $  17,000          $  20,000
                                                  =========          =========

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 7.  PROVISION FOR INCOME TAXES (CONTINUED)

            As of March 31, 1999, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $33,000, expiring in the year 2010. No valuation allowance has been reported for unremitted foreign profits.

            In addition the Company has available approximate foreign tax credits of $327,000 to offset future Federal Income Taxes.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         A  LITIGATION

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

         B  EMPLOYMENT AGREEMENTS

            In January 1997, the Company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase has been waived. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors.

         C  FOREIGN ASSETS

            The accompanying consolidated balance sheet for the period ended March 31, 1999, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua, South America of $4,244,000, $2,127,000 and $362,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard, the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the leasees of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plan. In October 1998, Nicaragua suffered the effects of hurricane "Mitch". The Company has ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will be transferred to other South American subsidiaries.

       Read Accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         D  LEASE COMMITMENT

            The Company's Miami office is obligated for a three year lease for its premises which expires in September, 2001 and requires monthly rent of $2,200.

NOTE 9.  SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

            In 1994, the Company had subleased a used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take more than twelve months to resolve. The receivable is shown as long term in the accompanying financial statements. In February 1998, approximately $19,000 had been collected on the amounts due.


       Read Accountants' review report and notes to financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. As of March 31, 1999, the Company had approximately 2,200 machines under rental contracts in Peru and Colombia and approximately 1,350 machines under participation contracts with various entrepreneurs throughout Colombia and Nicaragua.

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

         In March 1997, the Company expanded its slot machine operations in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payouts, the Company divides any remaining winnings of the machine on a 30% participation to the business owner and 70% participation to the Company. The Company believes that this change will increase cash flow and reduce the Company's risk associated with the collection of accounts receivable, thereby reducing allowances for doubtful accounts.

RESULTS OF OPERATIONS

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended March 31, 1999 decreased by $57,388 or 8.6%, to $609,420 from $666,808 for the comparable period in 1998. The principal reason for the decrease in revenues was the closing of the Company's slot operations in Nicaragua and the overall sluggishness of the economy in South America.

         Selling, general, and administrative expenses incurred in the operation of the Company's gaming and casino business for the quarter ended March 31, 1999 increased $14,485 or 3.3%, to $453,735 from $439,250 for the same period in 1998. The increase in expenses reflects the cost of inflation both in Peru and Colombia. As a percentage of revenues, selling, general, and administration expenses increased 8.6% for the three month period ended March 31, 1999, as compared to the prior period.

         Net income for the three month period ended March 31, 1999 decreased to $116,292, or $0.03 per share, from $194,739 or $0.06 per share for the same in period 1998.

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

         It has not been determined to what extent, if any, an implementation of an excise tax will have on the future operations of the Company in Peru. As of March 31, 1999, the Company had approximately 1,000 slot machines under rental agreements in Peru.

         In addition, the Peruvian government has imposed regulations regulating the number of slot machines in each gaming parlor. The Company and four other gaming companies have enjoined the Peruvian Government from implementing these regulations on the grounds that (i) such regulations were implemented arbitrarily without consulting the Peruvian Gaming Commission and (ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian Government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years.

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company ("World's Best") as a wholly-owned subsidiary to distribute cigars. In addition, in 1998, Premium Cigar Manufacturers ("Premium") was incorporated as a wholly-owned subsidiary of the Company. Operations of World's Best and Premium have not yet commenced; however, as of March 31, 1999, the Company had expended approximately $1,000,000, primarily for the start-up and initial inventory acquisitions for World's Best and Premium. These costs have been allocated $44,000 to prepaid expenses, $771,000 to inventory and $141,000 to fixed assets.

         The Company's balance sheet for the three months ended March 31, 1999 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,244,000, $2,127,000 and $362,000, respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk for the quarter ended March 31, 1999 totaled approximately $1,228,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         The Company has reviewed issues associated with its computer system and its ability to operate effectively as the millennium (year 2000) approaches, as well as the potential effect of year 2000 on key suppliers and customers. The Company believes that its year 2000 transition will not have a material adverse affect on its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $177,919 or 11.3%, to $1,389,854 on March 31, 1999 from $1,567,773 on December 31, 1998. The decrease is attributed to the Company's investment in inventory and related cost of the cigar business. It is anticipated that the cigar operation will commence in the second quarter and be fully operational and profitable by the latter part of 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit
              Number              Description

                27           Financial Data Schedule


         (b) Reports on Form 8-K:

             During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LATIN AMERICAN CASINOS, INC.
                                  (Registrant)

Dated:  May 24, 1999            By:  /s/ LLOYD LYONS
                                     -----------------------------------------
                                         Lloyd Lyons
                                         President and Chief Executive Officer


                                By:  /s/ DONALD D. SCHIFFOUR
                                     -----------------------------------------
                                         Donald D. Schiffour
                                         Chief Financial Officer