Form 10QSB
period 1999-06-30
LATIN AMERICAN CASINOS INC
filed 1999-08-23
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

        Yes [X]                                             No [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 1999: 3,300,000 shares of common stock, $0.00067 par value per share.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              1

Accountants' Review Report                                                  1

Consolidated Balance Sheets as of June 30, 1999
  and December 31, 1998                                                     2

Consolidated Statements of Changes in Stockholders'
  Equity for the Six Months Ended June 30, 1999
  and Year Ended December 31, 1998                                          3

Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 1999 and 1998                                       4

Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1999 and 1998                                       5

Notes to Consolidated Financial Statements as of June 30, 1999
  and December 31, 1998                                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

PART II.  OTHER INFORMATION

Item 4.   Submissions of Matters to a Vote of Security Holders             17

Item 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                 18

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 1999 and 1998, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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


/s/ Shubitz Rosenbloom & Co., P.A.
----------------------------------
    Shubitz Rosenbloom & Co., P.A.



Miami, Florida
August 11, 1999

                              LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,1999 AND DECEMBER 31,1998

                                          ASSETS
                                                                               June 30,      December 31,
                                                                                 1999           1998
                                                                              -----------    -----------
CURRENT ASSETS
  Cash and Cash Equivalents                                                   $ 1,272,647    $ 1,567,773
  Accounts Receivable, Less
    $150,000 of Allowance for Doubtful Accounts
    in 1999 and 1998                                                            1,428,659      1,322,130
  Inventory                                                                       801,921        725,609
  Prepaid Expenses and Other Current Assets                                       262,889        189,513
                                                                              -----------    -----------

                 Total Current Assets                                           3,766,116      3,805,025
                                                                              -----------    -----------

PROPERTY AND EQUIPMENT - NET                                                    5,696,222      5,497,734
                                                                              -----------    -----------

OTHER ASSETS
  Financing Arrangement Receivable                                                 94,624         94,624
  Deposits                                                                         11,320         22,275
  Note Receivable - Stockholder                                                   115,000        117,000
  Other Assets                                                                     14,911         16,248
                                                                              -----------    -----------
                 Total Other Assets                                               235,855        250,147
                                                                              -----------    -----------

TOTAL ASSETS                                                                  $ 9,698,193    $ 9,552,906
                                                                              ===========    ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                                       $   252,531    $   247,126
  Foreign Income Tax Payable                                                       19,000         28,707
                                                                              -----------    -----------

      Total Current Liabilities                                                   271,531        275,833
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                          --             --
                                                                              -----------    -----------

                 Total Liabilities                                                271,531        275,833
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                                        2,211          2,211
  Additional Paid-In Capital                                                    9,919,557      9,919,557
  Cumulative Other Comprehensive Income (Loss)                                   (492,492)      (517,151)
  Retained Earnings (Deficit)                                                       2,621       (122,309)
  Treasury Stock, at cost                                                          (5,235)        (5,235)
                                                                              -----------    -----------
                 Total Stockholders' Equity                                     9,426,662      9,227,073
                                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 9,698,193    $ 9,552,906
                                                                              ===========    ===========

                    Read accountants' review report and notes to financial statement.

                                                   -2-

                              LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
                                  FOR THE YEAR ENDED DECEMBER 31, 1998

                           Common Stock
                     ------------------------
                       Number          Par       Additional      Other         Retained
                         of           Value        Paid-In    Comprehensive    Earnings       Treasury
                       Shares        $.00067       Capital    Income (Loss)    (Deficit)        Stock
                     -----------   -----------   -----------  -------------   -----------    -----------
BALANCE
 JANUARY 1,1998        3,300,000   $     2,211   $ 9,919,557   $  (125,179)     ($653,432)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                 --            --            --      (391,972)            --             --

DIVIDENDS PAID                --            --            --            --             --             --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1998            --            --            --            --        531,123             --
                     -----------   -----------   -----------   -----------    -----------    -----------

BALANCE -
 DEC. 31, 1998         3,300,000         2,211     9,919,557      (517,151)      (122,309)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                 --            --            --        24,659             --             --

NET INCOME FOR THE
 SIX MONTHS ENDED
 JUNE 30, 1999

BALANCE -
 JUNE 30, 1999         3,300,000   $     2,211   $ 9,919,557     ($492,492)       ($2,621)   $     5,235
                     ===========   ===========   ===========   ===========    ===========    ===========

                   Read accountants' review report and notes to financial statements.

                                                   -3-

                        LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                           -----------------------   -----------------------
                                            JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                              1999         1998         1999         1998
                                           ----------   ----------   ----------   ----------
Revenue                                    $  434,437   $  731,853   $1,043,857   $1,398,661
Selling, General And
  Administrative Expenses                     418,804      465,334      872,539      904,584
Depreciation                                   44,500       67,138       97,000      121,200
                                           ----------   ----------   ----------   ----------
Income (Loss) from Operations Before
   Interest Income, Income Taxes And
   Extraordinary Item                         (28,867)     199,381       74,318      372,877

Interest Income                                27,969       39,374       58,076       80,618
                                           ----------   ----------   ----------   ----------
Income (Loss) from Operations Before
  Income Taxes and Extraordinary Item            (898)     238,755      132,394      453,495

Income Taxes                                  (14,536)      67,000       42,464      149,000
                                           ----------   ----------   ----------   ----------

Income from Operations
  Before Extraordinary Item                    13,638      171,755       89,930      304,495

Utilization of Net Operating Losses
  And Foreign Tax Credits                      (5,000)      57,000       35,000      119,000
                                           ----------   ----------   ----------   ----------

  Net Income (Loss)                        $    8,638   $  228,755   $  124,930   $  423,495
                                           ==========   ==========   ==========   ==========

EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT

BASIC
  Common Equivalent Shares Outstanding      3,296,600    3,296,000    3,296,600    3,296,600
                                           ==========   ==========   ==========   ==========
  Net Income Per Share                     $      .00   $      .07   $      .04   $      .13
                                           ==========   ==========   ==========   ==========
FULLY DILUTED
  Common Equivalent Shares Outstanding      3,296,600    3,296,600    3,296,600    3,481,432
                                           ==========   ==========   ==========   ==========
  Net Income Per Share                     $      .00   $      .07   $      .04   $      .13
                                           ==========   ==========   ==========   ==========

             Read accountants' review report and notes to financial statements.

                                             -4-

                       LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                 1999               1998
                                                               ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                  $  124,930       $   423,495
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Depreciation                                                  97,000           121,200
   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                         (106,529)         (339,356)
     Prepaid Expenses and Other Current Assets                    (73,376)         (185,025)
     Inventory of Cigars                                          (76,312)               --
   Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                          5,405          (112,735)
     Foreign Income Tax Payable                                    (9,707)            6,720
                                                               ----------       -----------

        Net Cash Provided by (Used In) Operating
           Activities                                             (38,589)          (85,701)
                                                               ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Property and Equipment                            (295,488)         (640,800)
   Other Assets                                                    14,292            23,704
                                                               ----------       -----------

         Net Cash (Used In) Investing
           Activities                                            (281,196)         (617,096)
                                                               ----------       -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                24,659          (114,968)
                                                               ----------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (295,126)         (817,765)

CASH AND CASH EQUIVALENTS - BEGINNING                           1,567,773         3,224,665
                                                               ----------       -----------

CASH AND CASH EQUIVALENTS - ENDING                             $1,272,647       $ 2,406,900
                                                               ==========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Period for:
   Interest                                                    $   13,902       $        --
                                                               ==========       ===========
   Income Taxes, Foreign                                       $   28,707       $    23,280
                                                               ==========       ===========

             Read accountants' review report and notes to financial statement.

                                            -5-

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the Company started in the gaming and casino business, primarily in Peru and other Latin American countries renting casino slot machines.

            In 1994, the Company formed a Peruvian subsidiary; in 1995, the Company formed a Colombian subsidiary and in 1997, the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. The Company had allocated $5,650,000 for the purchase of machines and equipment. As of June 30, 1999, the Company had acquired approximately 8,000 slot machines, approximately 2,000 of which have been acquired for parts and other related equipment at a net cost of $5,644,713 including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian corporation, Latin American Casinos of Colombia LTPA, a Colombian corporation, and Latin American
            Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It is intended that World will market premium cigars at "off price" whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have not commenced; however, as of June 30, 1999 the Company has expended approximately $1,000,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $77,000 prepaid and other current assets, $802,000 as inventory and $143,000 as fixed assets in the accompanying financial statements. World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations, the purchase commitment was cancelled. It is anticipated that cigar operations will commence in mid to late 1999.

            All material intercompany transactions, balances and profits have been eliminated.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


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

         F  INCOME (LOSS) PER COMMON SHARE

            Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 1999, all other warrants, stock options and underwriter's options (Notes 4 and 5) are anti-dilutive. During 1998, all warrants, stock options, and underwriter's options were anti-dilutive.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $1,138,000 and $1,411,000 as of June 30, 1999 and December 31, 1998,
            respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 2.  PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows:

                                                        June 30,    December 31,
                                                          1999         1998
                                                       -----------  ------------

            Land & Building                            $   421,882   $  421,882
            Rental Equipment                             5,644,713    5,580,705
            Leasehold Improvements                          26,027       26,027
            Furniture, Fixtures & Office Equipment         203,683      153,930
            Transportation Equipment                       157,504      149,876
                                                       -----------   ----------
                        Total                            6,453,809    6,332,426
            Less:  Accumulated Depreciation                757,587      834,686
                                                       -----------   ----------

            Property and Equipment - Net               $ 5,696,222   $5,497,734
                                                       ===========   ==========

            Included in Rental Equipment is approximately $1,500,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

            Depreciation expense for the three months and six months ended June 30, 1999 was $44,500 and $97,000, respectively.

            Rent expense for the three months ended and six months ended June 30, 1999 was $17,100 and $38,299, respectively.

            Effective April 1, 1996, the Company leased the land and building it owns for $1,500 per month increased to $1,900 per month in 1999 to an unrelated party for a three year period. The lease is presently on a month to month basis with similar terms.

NOTE 3.  NOTE RECEIVABLE - STOCKHOLDER

            The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through March 31, 1999 has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $5,120 of interest income accrued in 1999 on this note.

       Read accountants' review report and notes to financial statements.

                                   LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 4.  WARRANTS AND OPTIONS

            As of June 30, 1999, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $3.00 by December 11, 2001.

NOTE 5.  INVESTMENT BANKER WARRANTS

            Effective June 5, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

NOTE 6.  INCENTIVE STOCK OPTION PLAN

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 Plan became effective on September 30, 1991 and was terminated in March 1999. The 1994 Plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997, the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June 1999, the Company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998 the Company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and cancelled 10,000 options issued in 1995 at $2.50 per share.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 7.  PROVISION FOR INCOME TAXES

            The provision for income taxes consisted of the following for the six months ended June 30:

                                                     1999               1998
                                                   ---------         ---------
                 Current
                   Federal                         $  23,464         $ 119,000
                   State                                  --                --
                   Foreign                            19,000            30,000
                                                   ---------         ---------
                                                      42,464           149,000
                                                   ---------         ---------
                 Deferred
                   Federal                                --                --
                   State                                  --                --
                   Foreign                                --                --
                                                   ---------         ---------
                                                          --                --
                                                   ---------         ---------

                 Income Tax Provision              $  42,464         $ 149,000
                                                   =========         =========


            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                     1999               1998
                                                   ---------         ---------
            Amount computed using the Federal
              statutory rate                       $  35,000         $ 119,000
            Foreign Taxes                             19,000            30,000
            Refund Prior Year Taxes                  (11,536)               --
            Net Operating Losses and Tax Credits     (35,000)         (119,000)
                                                   ---------         ---------

            Income Tax Provision, Net              $   7,464         $  30,000
                                                   =========         =========

            As of June 30, 1999, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $34,000, expiring in the year 2010. No valuation allowance has been provided for unremitted foreign profits.

            In addition, the Company has available approximate foreign tax credits of $329,000 to offset future Federal Income Taxes.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


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

         C  FOREIGN ASSETS

            The accompanying consolidated balance sheets for the period ended June 30, 1999, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua, South America of $4,244,000, $2,127,000 and $362,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard, the Company has been informed that in Peru an excise tax has been instituted effective October 1, 1996 on the leases of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies to have the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plan. In October 1998, Nicaragua suffered the effects of hurricane "Mitch". The Company has ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will be transferred to other South American subsidiaries.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         D  LEASE COMMITMENT

            The Company's Miami office is obligated for a three year lease for its premises which expires in September 2001 and requires monthly rent of $2,200. In addition, the Company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly-owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. As of June 30, 1999, the Company had approximately 2,200 machines under rental contracts in Peru and Colombia and approximately 250 machines under participation contracts with various entrepreneurs throughout Colombia.

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

RESULTS OF OPERATIONS

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended June 30, 1999 decreased by $297,416 or 41%, to $434,437 from the comparable period in 1998. The principal reasons for the decrease in revenues were the overall sluggishness of the economy in South America and the bureaucratic delays in Colombia for obtaining permits to open new slot machine parlors. The Company believes the backlong is over and anticipates the rental of more machines in the third quarter.

         Selling, general, and administrative expenses incurred in the operation of the Company's gaming and casino business for the quarter ended June 30, 1999 decreased by $46,530 or 10%, to $418,804 from $465,334 for the same period in 1998.

         Net income for the three month period ended June 30, 1999 decreased to $8,638 from $228,755 or $0.07 per share for the same in period 1998.

         Revenues from the rental of slot machines in Peru and Colombia for the six months ended June 30, 1999 decreased $354,804 or 25%, to $1,043,857 from the comparable period in 1998.

         Selling, general, and administrative expenses incurred in the operation of the Company's gaming and casino business for the six month period ended June 30, 1999 decreased $32,045 or 4%, to $872,539 from the same period in 1998.

         Net income for the six month period ended June 30, 1999 decreased to $124,930 or $0.04 per share from $423,495 or $0.13 per share for the same period 1998.

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

         It has not been determined to what extent, if any, an implementation of an excise tax will have on the future operations of the Company in Peru. As of June 30, 1999, the Company had approximately 1,000 slot machines under rental agreements in Peru.

         In addition, the Peruvian government has imposed regulations regulating the number of slot machines in each gaming parlor. The Company and four other gaming companies have enjoined the Peruvian government from implementing these regulations on the grounds that (i) such regulations were implemented arbitrarily without consulting the Peruvian Gaming Commission, and (ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years.

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company ("World's Best") as a wholly-owned subsidiary to distribute cigars. In addition, in 1998, Premium Cigar Manufacturers ("Premium") was incorporated as a wholly-owned subsidiary of the Company. Operations of World's Best and Premium have not yet commenced; however, as of June 30, 1999, the Company had expended approximately $1,000,000, primarily for the start-up and initial inventory acquisitions for World's Best and Premium. These costs have been allocated $77,000 to prepaid expenses, $802,000 to inventory and $143,000 to fixed assets.

         The Company's balance sheet for the three months ended June 30, 1999 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,244,000, $2,127,000 and $362,000, respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk for the quarter ended June 30, 1999 totaled approximately $1,411,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         The Company has reviewed issues associated with its computer system and its ability to operate effectively as the millennium (year 2000) approaches, as well as the potential effect of year 2000 on key suppliers and customers. The Company believes that its year 2000 transition will not have a material adverse affect on its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $295,126 or 18.8%, to $1,272,647 on June 30, 1999 from $1,567,773 on December 31, 1998. The decrease is attributed to the Company's investment in inventory and related cost of the cigar business. It is anticipated that the cigar operation will commence and be fully operational and profitable by the latter part of 1999.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Annual Meeting of Stockholders (the "Annual Meeting") was held on Monday, June 28, 1999 at the Thunderbird Resort Hotel, 18401 Collins Avenue, Miami Beach, FL 33160.

                  (b)      DIRECTORS VOTED FOR AT THE ANNUAL MEETING

                           The following individuals were elected directors until the annual meeting of stockholders to be held in the year 2000 or until their successors are elected and qualified:

                                                              Abstentions and
                       Votes for   Votes Against or Withheld  Broker Non-votes
                       ---------   -------------------------  ----------------
Llyod Lyons            2,929,532            52,225                      --
Donald Schiffour       2,929,532            52,225                      --
Angel Garcia           2,929,532            52,225                      --
Jose Caballero         2,929,532            52,225                      --
Dennis Barry           2,929,532            52,225                      --


         All of the members of the Board of Directors will continue their terms.

                  (c)      OTHER MATTERS VOTED ON AT THE ANNUAL MEETING.

                           (1) The stockholders also voted on a proposal to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from an aggregate of 7,500,000 shares to an aggregate of 15,000,000 shares.

                                                              Abstentions and
                       Votes for   Votes Against or Withheld  Broker Non-votes
                       ---------   -------------------------  ----------------
                       2,887,532            89,600                 4,625

                           (2) The stockholders also voted on a proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of the Common Stock reserved for issuance from an aggregate of 1,000,000 shares to an aggregate of 1,500,000 shares.

                                                              Abstentions and
                       Votes for   Votes Against or Withheld  Broker Non-votes
                       ---------   -------------------------  ----------------
                       1,529,181             89,720                1,560,856

                           (3) The stockholders also voted to appoint Shubitz, Rosenbloom & Co., P.A. as the Company's independent auditors for the 1999 fiscal year.
                                                              Abstentions and
                       Votes for   Votes Against or Withheld  Broker Non-votes
                       ---------   -------------------------  ----------------
                       2,969,637             11,000                1,120

                  (d)      Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                        Exhibit
                        Number              Description
                        -------        -----------------------

                          27           Financial Data Schedule


                  (b) Reports on Form 8-K:

                           During the quarter  ended June 30, 1999,  the Company
                  did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LATIN AMERICAN CASINOS, INC.
                                  (Registrant)

Dated:  August 20, 1999          By:  /s/ LLOYD LYONS
                                      -----------------------------------------
                                          Lloyd Lyons
                                          President and Chief Executive Officer



                                 By:  /s/ DONALD D. SCHIFFOUR
                                      -----------------------------------------
                                          Donald D. Schiffour
                                          Chief Financial Officer