Form 10QSB
period 1999-09-30
LATIN AMERICAN CASINOS INC
filed 1999-11-22
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition form _______________ to _______________.


                         Commission File Number 33-43423


                          LATIN AMERICAN CASINOS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          Delaware                                         65-0159115
---------------------------------                   ----------------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                     Identification Number)


                             2000 N.E. 164th Street
                          North Miami Beach, FL 33162
                    ---------------------------------------
                    (Address of principal executive offices)


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


                  Yes   [X]                          No  [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 3,300,000 shares of common stock $.00067 par value per share.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Accountants' Review Report                                                1

Consolidated Balance Sheets as of September 30, 1999
  and December 31, 1998                                                   2

Consolidated Statements of Changes in Stockholders'
  Equity for the Nine Months Ended September 30, 1999 and
  the Year Ended December 31, 1998                                        3

Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1999 and 1998                                4

Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1999 and 1998                                5

Notes to Consolidated Financial Statements as of September 30,
  1999 and December 31, 1998                                           6-13

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  REVIEW REPORT

                            AS OF SEPTEMBER 30, 1999

                         SHUBITZ ROSENBLOOM & CO., P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                     MEMBERS
         AMERICAN AND FLORIDA INSTITUTES OF CERTIFIED PUBLIC ACCOUNTANTS
                   AICPA   PRIVATE COMPANIES PRACTICE SECTION
                              AICPA - TAX DIVISION

HOWARD ROSENBLOOM, C.P.A., M.B.A.             SABAL CHASE PROFESSIONAL CENTER
LEONARD ALAN SHUBITZ, C.P.A.                   11428 SOUTHSWEST 109TH ROAD
        ----                                     MIAMI, FLORIDA 33176
JERRY L. FEINGOLD, C.P.A.                               -------
                                                TELEPHONE (305) 596-CPAS
                                                   FAX (305) 595-2309
                                                  EMAIL sr@ipof.fla.net

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and nine months ended September 30, 1999 and 1998, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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


Shubitz Rosenbloom & Co., P.A.




Miami, Florida
November 12, 1999

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                            September 30,  December 31,
                                                                1999           1998
                                                             -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                 $ 1,024,303    $ 1,567,773
  Accounts Receivable, Less
   $150,000 of Allowance for Doubtful Accounts
     in 1999 and 1998                                          1,336,793      1,322,130
   Inventory                                                     785,055        725,609
   Prepaid Expenses and Other Current Assets                     272,835        189,513
                                                             -----------    -----------

                 Total Current Assets                          3,418,986      3,805,025
                                                             -----------    -----------

PROPERTY AND EQUIPMENT - NET                                   5,882,575      5,497,734
                                                             -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                               94,624         94,624
   Deposits                                                       11,320         22,275
   Note Receivable - Stockholder                                 115,000        117,000
   Other Assets                                                   36,815         16,248
                                                             -----------    -----------
                 Total Other Assets                              257,759        250,147
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 9,559,320    $ 9,552,906
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $   174,043    $   247,126
   Foreign Income Tax Payable                                     30,393         28,707
                                                             -----------    -----------
      Total Current Liabilities                                  204,436        275,833
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                             -----------    -----------

                 Total Liabilities                               204,436        275,833
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                       2,211          2,211
   Additional Paid-In Capital                                  9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss)                 (511,407)      (517,151)
  Retained Earnings (Deficit)                                    (50,242)      (122,309)
   Treasury Stock, at cost                                        (5,235)        (5,235)
                                                             -----------    -----------

                 Total Stockholders' Equity                    9,354,884      9,227,073
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,559,320    $ 9,552,906
                                                             ===========    ===========

                         Read accountants' review report
                       and notes to financial statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                             Common Stock
                        -----------------------
                          Number       Par       Additional      Other        Retained
                            of         Value       Paid-In    Comprehensive   Earnings     Treasury
                          Shares     $.00067       Capital    Income (Loss)   (Deficit)     Stock
                        ----------  ----------   ----------   -------------  ----------   ----------

BALANCE
 JANUARY 1,1998         3,300,000   $    2,211   $9,919,557   ($ 125,179)   ($ 653,432)   $    5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --           --           --     (391,972)           --            --

DIVIDENDS PAID                 --           --           --           --            --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1998             --           --           --           --       531,123            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE -
 DEC. 31, 1998          3,300,000        2,211    9,919,557     (517,151)     (122,309)        5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --           --           --        5,744            --            --

NET INCOME FOR THE
 NINE MONTHS ENDED
 SEPTEMBER 30, 1999            --           --           --           --        72,067            --
                       ----------   ----------   ----------   ----------    ----------    ----------

BALANCE SEPTEMBER
 30, 1999               3,300,000   $    2,211   $9,919,557   ($ 511,407)   ($  50,242)   $    5,235
                       ==========   ==========   ==========   ==========    ==========    ==========

        Read accountants' review report and notes to financial statement

                            LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    --------------------------   --------------------------
                                                     SEPT 30,       SEPT 30,      SEPT 30,       SEPT 30,
                                                       1999           1998          1999           1998
                                                    -----------    -----------   -----------    -----------
Revenues                                            $   357,826    $   667,561   $ 1,401,684    $ 2,063,171
Selling, General And
Administrative Expenses                                 390,609        466,912     1,263,148      1,371,496
Depreciation                                             53,500         81,996       150,500        203,196
                                                    -----------    -----------   -----------    -----------

Income (Loss) from Operations Before
Interest Income, Income Taxes And
Extraordinary Item                                      (86,283)       118,653       (11,964)       488,479

Interest Income                                          35,419         23,306        93,495        106,975
                                                    -----------    -----------   -----------    -----------

Income (Loss) from Operations Before
Income Taxes and Extraordinary Item                     (50,864)       141,959        81,531        595,454

Income Taxes                                              2,000         38,000        31,464        187,000
                                                    -----------    -----------   -----------    -----------

Income (Loss) from Operations
Before Extraordinary Item                               (52,864)       103,959        50,067        408,454

Utilization of Net Operating Losses
And Foreign Tax Credits                                      --         25,000        22,000        144,000
                                                    -----------    -----------   -----------    -----------

     Net Income (Loss)                                ($ 52,864)   $   128,959   $    72,066    $   552,454
                                                    ===========    ===========   ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT

  BASIC
  Common Equivalent Shares Outstanding                3,296,600      3,296,000     3,296,600      3,296,600
                                                    ===========    ===========   ===========    ===========

     Net Income (Loss) Per Share                    ($      .02)   $       .04   $       .02    $       .17
                                                    ===========    ===========   ===========    ===========

  FULLY DILUTED
   Common Equivalent Shares Outstanding               3,296,600      3,296,600     3,296,600      3,481,432
                                                    ===========    ===========   ===========    ===========

    Net Income (Loss) Per Share                     ($      .02)   $       .04   $       .02    $       .17
                                                    ===========    ===========   ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $    72,067   $   552,454
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
    Depreciation                                          150,500       203,196
Changes in Assets - (Increase) Decrease:
  Accounts Receivable                                     (14,664)     (445,033)
Prepaid Expenses and Other Current Assets                 (83,322)     (105,895)
  Inventory of Cigars                                     (59,446)     (688,770)
Changes in Liabilities - Increase (Decrease):
  Accounts Payable and Accrued Expenses                   (73,082)      (36,448)
  Foreign Income Tax Payable                                1,686        19,720
                                                      -----------   -----------

    Net Cash Provided by (Used In) Operating
      Activities                                           (6,261)     (500,776)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Property and Equipment                     (535,341)     (745,987)
  Other Assets                                             (7,612)      195,805
                                                      -----------   -----------

       Net Cash (Used In) Investing
           Activities                                    (542,953)     (550,182)
                                                      -----------   -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                          5,744      (321,876)
                                                      -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (543,470)   (1,372,834)

CASH AND CASH EQUIVALENTS - BEGINNING                   1,567,773     3,224,665
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - ENDING                    $ 1,024,303   $ 1,851,831
----------------------------------                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                            $    24,590   $        --
                                                      ===========   ===========
  Income Taxes, Foreign                               $    19,314   $    23,280
                                                      ===========   ===========


        Read accountants' review report and notes to financial statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994 the Company started in the gaming and casino business, primarily in Peru and other Latin American countries renting casino slot machines.

            In 1994 the Company formed a Peruvian subsidiary; in 1995 the Company formed a Colombian subsidiary and in 1997 the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. As of September 30, 1999 the Company had acquired approximately 8,000 slot machines, approximately 2,000 of which have been acquired for parts and other related equipment, at a total cost of $5,885,121 including applicable costs for transportation, duty and refurbishing.

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American
            Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World) as a wholly owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price" whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have only initially commenced in this quarter. Included in revenues is approximately $13,000 of cigar sales. As of September 30, 1999 the Company has expended approximately $1,100,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $54,000 prepaid and other current assets, $785,000 as inventory and $149,000 as fixed assets in the accompanying financial statements. World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations, the purchase commitment was canceled. It is anticipated that cigar operations will be fully operational in either late 1999 or in year 2000.

            All material intercompany transactions, balances and profits have been eliminated.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         C  PROPERTY AND EQUIPMENT

            Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

         D  REVENUE RECOGNITION

            Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service.

         E  STATEMENT OF CASH FLOWS

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         F  INCOME (LOSS) PER COMMON SHARE

            Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 1999 all other warrants, stock options and underwriter's options (Notes 4 and 5) are anti-dilutive. During 1998 all warrants, stock options, and underwriter's options were anti-dilutive.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF SEPTEMBER 30, 1999, 1999 AND DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $885,000 and $1,411,000 as of September 30, 1999 and December 31, 1998 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

         H  USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for Uncollectable accounts receivable, obsolescence, equipment depreciation and amortization, taxes, among others.

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 2.     PROPERTY AND EQUIPMENT

            Property and equipment are summarized as follows:

                                                    September 30,  December 31,
                                                        1999          1998
                                                     ----------    ----------

            Land & Building                          $  421,882    $  421,882
            Rental Equipment                          5,885,121     5,580,705
            Leasehold Improvements                       26,027        26,027
            Furniture, Fixtures & Office Equipment      212,556       153,930
            Transportation Equipment                    157,126       149,876
                                                     ----------    ----------
                        Total                         6,702,712     6,332,426
            Less:  Accumulated Depreciation             820,137       834,686
                                                     ----------    ----------

            Property and Equipment - Net             $5,882,575    $5,497,734
                                                     ==========    ==========

            Included in Rental Equipment is approximately $1,500,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

            Depreciation expense for the three and nine months ended September 30, 1999 was $53,500 and $150,500 respectively.

            Rent expense for the three and nine months ended September 30,1999 was $25,600 and $63,899, respectively.

            Effective April 1, 1996, the Company leased the land and building it owns for $1,500 per month increased to $1,900 per month in 1999 to an unrelated party for a three year period. The lease is presently on a month to month basis with similar terms.

NOTE 3.     NOTE RECEIVABLE - STOCKHOLDER

            The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through March 31, 1999 has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is $9,680 of interest income accrued in 1999 on this note.


        Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


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

NOTE 6.     INCENTIVE STOCK OPTION PLAN

            On September 30, 1991, the Company adopted the 1991 Incentive Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 450,000 shares. On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 Plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 Plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998 the Company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and cancelled 10,000 options issued in 1995 at $2.50 per share.

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

NOTE 7.     PROVISION FOR INCOME TAXES

            The provision for income taxes consisted of the following for the nine months ended September 30:

                                      1999       1998
                                   ---------   ---------
            Current
              Federal              $  10,464   $ 144,000
              State                       --          --
              Foreign                 21,000      43,000
                                   ---------   ---------
                                      31,464     187,000
                                   ---------   ---------
            Deferred
              Federal                     --          --
              State                       --          --
              Foreign                     --  (       --)
                                   ---------   ---------
            Income Tax Provision   $  31,464   $ 187,000
                                   =========   =========


            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                      1999         1998
                                                   ---------    ---------
            Amount computed using the Federal
             statutory rate                        $  22,000    $ 144,000
            Foreign Taxes                             21,000       43,000
            Refund Prior Year Taxes                  (11,536)          --
            Net Operating Losses and Tax Credits     (22,000)    (144,000)
                                                   ---------    ---------

            Income Tax Provision, Net              $   9,464    $  43,000
                                                   =========    =========

            As of September 30, 1999, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $73,000, expiring in the year 2010. No valuation allowance has been provided for unremitted foreign profits.

            In addition the Company has available approximate foreign tax credits of $331,000 to offset future Federal Income Taxes.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


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

         C  FOREIGN ASSETS

            The accompanying consolidated balance sheets for the period ended September 30, 1999, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua, South America of $4,219,000, $2,488,000 and $362,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard, the Company was informed that in Peru an excise tax has been instituted effective October 1, 1996 on the leases of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plans. In October, 1998 Nicaragua suffered the effects of hurricane "Mitch". The Company has ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will be transferred to other South American subsidiaries.


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         D  LEASE COMMITMENT

            The Company's Miami office is obligated for a three year lease for its premises which expires in September, 2001 and requires monthly rent of $2,200. In addition the company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

NOTE 9.     SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take a considerable time to resolve. The receivable is shown as long term in the accompanying financial statements. In February, 1998 approximately $19,000 had been collected on the amounts due.


       Read accountants' review report and notes to financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua. In October 1998 the company ceased operations in Nicaragua due to the effects of hurricane "Mitch". The company is contemplating restarting operations early in the year 2000.

           As of September 30, 1999, the Company had approximately 1,900 machines under rental contracts in Peru and Colombia and approximately 250 machines under participation contracts with various entrepreneurs throughout Colombia.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines are purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost in excess $600 each including freight, duty, and refurbishing expenses.

         In March 1997, the Company expanded its slot machine operations in Colombia and Nicaragua to include gaming slot route operations. Under the slot route operations, the Company places machines into various businesses on a participation basis with the owners or managers of the location. After deducting expenses for taxes and jackpot payoffs, the Company divides any remaining winnings of the machine on 30% participation to the business owner and 70% participation to the Company.

RESULTS OF OPERATIONS

THIRD QUARTER

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended September 30, 1999 decreased by $309,735 or 47%, to $357,826 from the comparable period in 1998. The primary reason for the decrease in revenues were the overall weakness of the economy in South America and the continued bureaucratic delays in obtaining permits to open new slot machine parlors, and the cessation of operations in Nicaragua. The Company believes the bureaucratic delays are over and anticipates the rental of additional slot machines in the forth quarter.

         Selling, general, and administrative expenses incurred in the quarter ended September 30, 1999 decreased by $76,303 or 16%, to $390,609 from $466,912 for the same period in 1998.

         Net (loss) for the three months ended September 30, 1999 was to ($52,864) or ($0.02) per share from $128,959, profit or $0.04 per share for the same in period 1998. The net loss was attributable to the decline in revenues from slot machine operations and to a lesser extent to the expenses of starting the cigar operation.

         NINE MONTHS

         Revenues from the rental of slot machines in Peru and Colombia for the nine months ended September 30, 1999 decreased $661,487 or 32%, to $1,401,684 from the comparable period in 1998.

         Selling, general, and administrative expenses for the nine months ended September 30, 1999 decreased $108,348 or 9%, to $1,263,148 from the same period in 1998.

         Net income for the nine months ended September 30, 1999 decreased to $72,066 or $0.02 per share from $552,454 or $0.17 per share for the same period 1998.

         The Company has temporarily enjoined the Peruvian government from implementing an excise tax on slot machine revenues. The case is now on appeal before a panel of three judges. If the injunction is upheld, the government will continue to be enjoined, unless Congress passes new legislation. The Company is optimistic about the outcome because two other gaming companies have succeeded in obtaining similar injunctions against the government. In the event the panel rules against the Company, the Company can appeal to a higher court and eventually, if necessary, to the World Court.

         In addition, the Peruvian government has imposed regulations regulating the number of slot machines that each parlor could maintain. The Company and four other gaming companies have enjoined the Peruvian government from implementing these regulations on the grounds that (I) such regulations were implemented arbitrarily without consulting the Peruvian Gaming Commission, and
(ii) gaming issues are within the jurisdiction of Peruvian municipalities and not the Peruvian government. The Company's attorneys in Peru believe the injunction will remain in effect for approximately two years.

         On September 23, 1997, the Company incorporated World's Best Rated Cigar Company ("World's Best") as a wholly owned subsidiary to distribute cigars. In addition, in 1998, Premium Cigar Manufacturers ("Premium") was incorporated as a wholly owned subsidiary of the Company. Operations of World's Best and Premium have now commenced as of September 30, 1999, the Company had expended approximately $1,100,000, primarily for the start-up and initial inventory acquisitions for World's Best and Premium. These costs have been allocated $54,000 to prepaid expenses, $785,000 to inventory and $149,000 to fixed assets.

         The Company's balance sheet at September 30, 1999 includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua of $4,219,000, $2,488,000 and $362,000, respectively. Although these countries are considered to be politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. Additionally, the Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region of its operations. The maximum loss that would have resulted from such risk at September 30, 1999 totaled approximately $1,411,000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance. In October 1998, the Company ceased operations in Nicaragua and as a result the Company reported revenes in Nicaragua of $156,000 in 1998 and $0 in 1999.

         The Company has reviewed issues associated with its computer system and its ability to operate effectively as the millenium (year 2000) approaches, as well as the potential effect of year 2000 on key suppliers and customers. The Company believes that its year 2000 transition will not have a material adverse affect on its business, financial condition or results of operations. The Company is confident that the funds deposited in foreign banks will continue to be accessible.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $543,470 or 35%, to $1,024,303 at September 30, 1999 from $1,567,773 at December 31, 1998. The decrease is attributable primarily to the Company's investment in inventory and related cost of the cigar business. It is anticipated that the cigar operation will commence and be fully operational and profitable either in the last quarter of 1999 or in the year 2000.

         The Company anticipates that its cash flow from operations and interest on investments will be sufficient to meet its cash needs for the next twelve months. The Company does not have any commitments for material capital expenditures.

FORWARD LOOKING STATEMENTS

     From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, new products and certain other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safeharbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations that may effect the operations, performance, development and results of the Company's business, including the following:

1. Changes in government regulations of gaming, such as the excise tax imposed by Peru, could have an effect on the Company's operations and business.

2. Political factors affecting South and Central America, particularly as they pertain to currency valuation, could affect the Company's business in ways, which are difficult to predict.

3. The agreements, which the Company has with five of its cigar manufacturers, are cancelable upon 60 days written notice. One or more such cancellations could have a material adverse effect on the Company's cigar operations.

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

6. The Company may be required to expand its infrastructure, including the hiring of additional personnel in its executive offices. The Company is currently in the process of a search for a replacement for its Chief Financial Officer, Donald Schiffour, who passed away in November of this year. There can be no assurances that the Company will be able to attract and retain qualified personnel who will be successful in managing the Company's operations.

7. As previously announced, Lloyd Lyons, the President and Chief Executive Officer of Latin American Casinos, Inc. has entered into a letter of intent to sell his shares in the Company to Blue Whale Investments, Ltd. A final, definitive agreement has not yet been signed. In addition, the Company is in the initial stages of negotiating a possible combination of the interests of Blue Whale and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LATIN AMERICAN CASINO, INC.
                                         (Registrant)


Dated:  November 19, 1999                By: /s/ LLOYD LYONS
                                             -----------------------------------
                                                 Lloyd Lyons
                                                 Chief Executive Officer

                                         By: /s/ LLOYD LYONS
                                             -----------------------------------
                                                 Lloyd Lyons
                                                 Acting Chief Financial Officer