Form 10KSB
period 1999-12-31
LATIN AMERICAN CASINOS INC
filed 2000-04-13
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For the fiscal year ended December 31, 1999            Commission File #33-43423


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

                        Common Stock, $0.00067 par value

                    Warrants, exercisable at $3.00 per share

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]           No [_]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $1,879,071.

     Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 31, 2000: $2,964,324.00.

Number of shares outstanding of the registrant's common stock, as of March 31, 2000: 3,296,600 shares.

                          LATIN AMERICAN CASINOS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I

      ITEM 1.     BUSINESS...................................................2

      ITEM 2.     PROPERTIES.................................................6

      ITEM 3.     LEGAL PROCEEDINGS..........................................7

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........7

PART II

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................8

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION.......................................9

      ITEM 7.     FINANCIAL STATEMENTS......................................12

      ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................12

PART III

      ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS.......................................12

      ITEM 10.    EXECUTIVE COMPENSATION....................................14

      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................16

      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS/COMPLIANCE WITH SECTION 16(b)................17

      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..........................18

                                     PART I

ITEM 1.     BUSINESS

GENERAL
-------

      Latin American Casinos, Inc. (the "Company") operates a slot machine rental and remanufacturing company in South America and is involved in the distribution and sale of its own premium brand cigars in the United States. The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect its entrance into the gaming and casino business in South and Central America. The Company does business under the name Latin American Industries, reflecting the diversification of the Company with the introduction of a premium cigar business. The Company maintains its principal place of business at 2000 NE 164th Street, North Miami Beach, Florida 33162. Its telephone number is (305) 945-9300.

SLOT MACHINE OPERATIONS
-----------------------

      The Company concentrates its efforts on the rental of used five reel slot machines. The Company purchases these machines at a fraction of the cost of new machines, which are then refurbished at facilities in Latin America for use in South and Central America. Whereas a new slot machine costs approximately $6,000, plus duty charges, the used slot machines purchased by the Company cost approximately $600 each, including freight, duty, and limited refurbishing expenses. The Company has determined that more extensive refurbishing extends the working life of each slot machine for up to an additional five years. Currently, the expected useful life of a used slot machine is five years. Such additional refurbishing increases the cost of each machine by approximately $100. The Company believes however, that the additional refurbishing results in lower maintenance and future refurbishing costs and that these savings offset the additional costs. This refurbishing in no way impacts any government regulations that could mandate obsolescence.

      The Company entered the gaming and casino industry in Peru in 1994. Since then, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various major cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua.

      In February 1997, the Company expanded into gaming route operations in Colombia and Nicaragua on a participation basis with the owners of various business establishments. Such arrangements benefit both the Company and those establishments, which want slot machines, but do not wish to enter into formal long-term rental agreements. Participation allows the Company to share in the profits of slot machine operations while minimizing the risks associated with the collection of accounts receivable pursuant to long-term leases. These participation arrangements occur primarily in Colombia; however, the majority of the Company's slot machines are subject to long-term leases.

      As of December 31, 1999, approximately 800 slot machines were in operation in Peru and approximately 1,000 slot machines were in operation in Colombia. These machines are installed in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. The entrance into gaming route operations provides the Company a broader base as an operational gaming company as well as a rental company. The Company is committed to enhancing its position for further growth in both Central and South America. To this end, it will be necessary to upgrade our current machines, replacing them with newer models, and thereby avoiding any future government mandated obsolescence regulations. It is anticipated that the costs associated with upgrading of the equipment will be substantially offset by the sale of the older equipment.

      The Company has offices in Lima, Peru; and Bogota, Barranquilla, and Medellin, Colombia. Applications to do business have been filed in other Latin American countries. These applications are still pending final government approval of gaming laws in these countries. Upon approval, the Company would then determine whether circumstances warrant the expansion of business into these jurisdictions. This is not anticipated in the forthcoming year.

      Hurricane Mitch adversely affected the Company's operations in Nicaragua, which were not substantial, in October 1998. The Company is in the process of distributing the equipment in Nicaragua to other locations.

      The Company competes with all the major gaming companies in Latin America, including IGT, Novomatic and Admiral. Many of the companies are more established and have greater resources. The Company, through its current relationships with its existing clients believes that it has created in which the impact of competition from major companies is limited.

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

REFURBISHING PROCESS

      All slot machines purchased are delivered to the Company's warehouses in Lima, Peru or Bogota, Colombia and are refurbished by the Company's technicians. Each slot machine is electronically tested for 30 minutes to assure that it is in correct working order. Defective or worn parts are replaced or repaired. Once the technician is satisfied that the machine is in proper working order, the machine is thoroughly cleaned inside and out. At that time, a computerized printed card that translates the rule of play from English to Spanish is placed inside the machine in such a way that it can be seen and read by the slot machine player. Refurbished machines are then placed in service in the various locations. While the refurbishing does extend the useful life of a used slot machine, this refurbishing in no way impacts the effect of any possible government regulations that could mandate obsolescence.

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

SLOT ROUTE OPERATIONS - PARTICIPATION

      Under certain circumstances, slot machines are placed into various business establishments under written agreements that provide for participation between the Company and the owner of the business establishment. Under such an agreement, an amount equal to the monthly tax imposed by the government is deducted from the total winnings of the machine, along with all paid jackpots. The remaining funds are divided on a weekly basis, 30%-40% to the owner of the business establishment and 60%-70% to the Company. Although the machines are calibrated to retain at least 15% of all coins played, at certain times, due to paid jackpots; there may be no participation funds to be divided.

GOVERNMENT REGULATION

      The governments of Peru, Colombia and Nicaragua have regulations governing gaming activities. Essentially, these regulations establish licensing requirements for slot machine operations. It is anticipated that new regulations governing the age and condition of machines will soon be enacted. At that time, the company will be upgrading its machines to newer equipment, which should have a useful life of five to seven years. The costs associated with this upgrade will be substantially financed by the sale the older equipment. The Company takes appropriate steps to verify the licenses of its customers; particularly those involved in joint participation agreements.

      The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

      In January 1997, the Company obtained a temporary injunction against the Peruvian government, prohibiting it from implementing the excise tax. The tax issue has been resolved. The Government has lowered the tax to a more realistic level. It is anticipated that new regulations governing the age and condition of machines will be enacted in the coming years. The Company believes by upgrading to newer machines, we can avoid any new government mandated age restrictions.

      The re-imposition of an excise tax in Peru could adversely affect future earnings. Accordingly, if the Company were not successful in preventing the tax, it would reevaluate its position in Peru.


PREMIUM CIGAR OPERATIONS
------------------------

      Beginning in September 1997, the Company directed part of its efforts into establishing a business of producing, distributing and selling premium cigars throughout the United States.

      World's Best Rated Cigar Company ("World's Best") was formed as a subsidiary to distribute cigars produced by Claudio Norberto Mercado. Mr. Mercado resides in Santiago, Dominican Republic, in the Villa Gonzalez region, the heart of the tobacco-growing valley. In a business arrangement, World's Best advanced $75,000 to Mr. Mercado to build a cigar factory. World's Best also advanced the sum of $15,000 to purchase all necessary fixtures to produce cigars, such as molds, rolling tables, compressors, etc. World's Best holds a mortgage on the factory to secure these advances. However, the Company determined that the plan of selling one cigar from one manufacturer was too limited. Therefore, during the summer of 1998, World's Best entered into contractual arrangements with five other manufacturers in Nicaragua, Honduras and the Dominican Republic. All of the manufacturers produce hand made 100% Cuban seed, long leaf filler premium cigars. The manufacturers are world renown and they manufacture cigars for over 20% of the brand name cigars currently on the market.

      These agreements allow the Company to acquire cigars at a fraction over their cost and will enable them to be sold at a retail price significantly below the current retail price for brand name premium cigars. The agreements require that the manufacturers use high grade long leaf tobacco, hand roll the cigars utilizing high grade filler and parchment wrapping of a grade selected by the Company and wrap the cigars individually in cellophane and box them for shipping. They also require the manufacturers to retain a specified amount of inventory at all times to satisfy the Company's cigar purchase orders. The cigars will be transported to the Company's facilities in Miami to be placed in individual containers and delivered to distributors.

      The cigars are marketed in a smart looking display case suitable for counter-top merchandising in a convenience store operation. The display case is made of clear Lucite and has interior shelves made of mahogany or cedar. Each display case holds 216 cigars, in six different sizes, in bundles of six, from the six manufacturers. A color-coded cigar ring identifies each of the products of the six cigar manufacturers and matching colored row to display their products. Beside each row will be a sign describing the manufacturer's history, factories and plantations. Display cases may also be custom designed for a distributor. Additionally, the Company is in the process of building a web site that can accommodate both the wholesale trade as well as the retail trade. Traffic to the web site will be accomplished through advertising in both cigar and non-cigar magazines. It is anticipated that the web site and advertising campaign will commence in the middle of year 2000.

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

      The Company is in the process of establishing relationships with various distributors in the United States who supply convenience stores, restaurants, bars and supermarkets with products. While the company has had limited success with this strategy, It will continue to attempt to establish these relationship with companies that have various means of distribution. These relationships require many meetings and conversations over a protracted period of time. The company is committed to pursing these relationships.

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

EMPLOYEES
---------

      The Company currently has a total of 65 full-time employees. The reduction of 19 employees from the previous year was a result of our operations in Nicaragua, and downsizing of our technical staff in our other locations. The Company has 5 employees in the Miami office: 2 executives and 3 in clerical positions. In Lima, Peru, the Company has 7 clerical employees in its business office, including a general manager and 17 service technicians in its warehouse and remanufacturing plant. In Colombia, the Company employs a total of 10 clerical employees including a general manager in its three business offices and 26 service technicians in its warehouse and refurbishing facility.

      The Company believes its relations with its employees are good.


ITEM 2.     PROPERTIES

      The Company's executive offices and operating facilities located at 2000 NE 164th Street, North Miami Beach, Florida 33162 are leased for a period of three years until September 30, 2001, at a monthly rental of $2,500. The premises consist of approximately 3,300 square feet. The property is in overall good condition. In addition the company is obligated for a two-year lease beginning on Feb. 8, 1999 for warehouse space at a rental of $1400 per month.

      The Company leases a 2,000 square foot business office in San Isidro, a municipality in Lima, Peru, for $680 per month. The lease terminates in June 2001, with a renewal option. The Company also leases an 10,000 square foot main warehouse and refurbishing facility Lima, for $1,200 per month, the lease terminates on June 2001.

      In Bogota, Colombia the Company leases a 4300 square foot combined office and warehouse facility for $1065 per month. This lease terminates on January 1, 2001. The Company also leases in Bogota an additional 1100 square foot warehouse for $260 per month. This lease expires May 19, 2000. In Cartago, Colombia the Company has a 7550 square foot combined office and warehouse with a lease that expiries September 21, 2000. The rent for this property is $285.00. The Company has a 3230 square feet combined office and warehouse in Cartagena, Colombia with a rent of $505. The lease expires on August 10, 2000. In Medellin, Colombia the Company has rented a 2,700 square foot combined office and warehouse for $465.00 per month. This lease expires on February 1, 2001.

      The Company is the lessor of office space and used car lot at 11337 NW 7th Avenue in Miami currently on a month-to-month basis for $1,200 per month. The property is leased to an unrelated party. The Company acquired the property as an office space and used car lot in 1990. This property was converted to a rental property when the Company exited the used vehicle business and entered the slot machine business. Over the years, the Company, expended in excess of $100,000 as a result of environmental concerns on the property. Currently, this property has a market value of approximately $86,000 less than the recorded value, which includes all environmental costs. The Company took a charge to operation to reduce the value of this property to its net realizable value.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which have or are expected to have a material adverse effect on its business or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION
------------------

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

1999
----
January 1 - March 31              1 5/8              27/32
April 1 - June 30                 1 1/2            1 1/8
July 1 - September 30             1 3/8            1 1/32
October 1 - December 31           1 1/8            1 1/32

WARRANTS                          HIGH             LOW
--------                          ----             ---

1998
----
January 1 - March 31              13/32             5/32
April 1 - June 30                   3/8            11/32
July 1 - September 30               3/8             1/4
October 1 - December 31           11/32             7/32
1999
January 1 - March 31                1/4            1/4
April 1 - June 30                   3/8            1/4
July 1 - September 30               3/8            5/16
October 1 - December 31             5/16           5/16

      The closing prices for the Common Stock and Warrants on March 31, 2000 were $1.375 and $.344 respectively.

      There were 47 registered owners and approximately 590 beneficial owners of the Common Stock of the Company as of December 31, 1999. The Company declared a dividend of $.05 per share for shareholders of record as of May 30, 1997, which was disbursed on September 1, 1997. The directors and officers of the Company waived their rights to receive this dividend. A total of $87,189 was disbursed pursuant to this dividend declaration. The Company did not declare a dividend in 1998 or 1999.

      As of December 31, 1999, the Company has outstanding 1,500,000 five year Warrants to purchase one share of the Company's Common Stock at an exercise price of $3.00 through December 11, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998
---------------------------------------------

      The Company's revenues from the rental of slot machines were $1,851,000 for the year ended December 31, 1999, a decreased of $541,000 (22.6%) from the year ending December 31, 1998. The decrease was due in part to the concerns over government mandated obsolescence, political changes, increased competition, as well as the devaluation of the foreign currency. The Company's revenues from cigar sales were $28,000 in 1999 and were negligible in 1998.

      Selling, General and Administrative Expenses incurred in the operation of the Company's cigar, gaming and casino business for the year ended December 31, 1999 increased as a percentage of revenues from 72% in 1998 to 94% in 1999 from $1,727,600 to $1,771,700 in 1999.

      As a result of the decrease in revenues, without a significant change in operating expenses, the effect of the increase in Selling, General and Administrative Expenses, as well as the revaluation of the company's gaming, cigar, and real estate assets, the company's net loss was ($1,506,000) and ($ 0.46) per share for the year ended December 31, 1999 compared to net income of $531,000 or $0.16 per share for the preceding year.

      Through 1999 the Company expended approximately $1,100,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected in year 2000. The Company expended approximately $174,000 in 1999 in the cigar business down from $926,000 in 1998 a decrease of $752,000. The fact that there were no costs associated with acquisitions of cigars and related inventory in 1999, accounted for the change. In 1999, an insignificant amount was spent to acquire additional inventory. The Company anticipates that it will generate significant revenues from this business in year 2000, although the amount of such revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability of the Company is uncertain.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997
---------------------------------------------

      The Company's revenues from the rental of slot machines in Peru, Colombia and Nicaragua for the year ended December 31, 1998 increased $458,000 (23.7%) to $2,392,000 from $1,933,233 for the year ended December 31,1997. The increase in revenues for the period described above is primarily due to a greater number of slot machines on monthly leases in Peru and a 20% increase in rent for all slot machines lessees in Colombia.

      Selling, General and Administrative Expenses incurred in the operation of the Company's gaming and casino business for the year ended December 31, 1998 decreased as a percentage of revenues from 87% in 1997 to 72% in 1998.

      As a result of the decrease in Selling, General and Administrative Expenses as a percentage of revenues and an increase in revenues, the Company's net income increased approximately 100% or $269,000 from $261,000 or $.08 per share, for the year ended December 31, 1997 to $531,000, or $.016 per share, for the year ended December 31, 1998.

      During 1998, the Company spent approximately $926,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected in 1999. The Company anticipates that it will generate significant revenues from this business in 1999, although the amount of such revenues is, at this time, impossible to forecast. Also, the effect that this business will have on the overall profitability of the Company is, at this time, unclear.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company has financed its slot machine operations, and its premium cigar business, exclusively through internal sources. The Company's cash position at December 31, 1999 was approximately $800,200, down from approximately $1,568,000 at December 31, 1998. The Company anticipates additional expenditures in connection with the operation of its premium cigar business in year 2000; however, the Company believes that cash generated from operations, along with cash on hand, will be sufficient to cover all liquidity needs over the next 12 months. Thereafter, and depending upon the financial results of its cigar business, as well as expansion plans, if any, the Company may seek to finance operations and growth through the utilization of outside sources of financing, including commercial lending or the sale of equity.

      The Company does not have any material commitments for capital expenditures for the forthcoming year.

FORWARD LOOKING STATEMENTS
--------------------------

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

            4. The Company's cigar operations are in the final stages with regard to our marketing plan. This business is subject to all the risks and uncertainties associated with the commencement of a new enterprise. There can be no assurances that the Company will be able to successfully penetrate the market, or that its cigar operations will become profitable.

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

Index to Consolidated Financial Statements       Form 10-KSB
                                                 -----------

Independent Auditors' Report                     F-2

Consolidated Balance Sheets as of December 31,   F-3
1998 and 1999

Consolidated Statements of Operations for the    F-4
years ended December 31, 1998 and 1999

Consolidated Statements of Changes in            F-5
Stockholders' Equity for years ended
December 31, 1998 and 1999

Consolidated Statements of Cash Flows for the    F-6
years ended December 31, 1998 and 1999

Notes to the Consolidated Financial Statements   F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The executive officers and directors of the Company are as follows:

Name                        Age            Director Since
----                        ---            --------------

Jeffrey A. Felder           37             2000*
Geraldine Lyons             60             2000*
Jose A. Caballero           42             1994
Angel Garcia                39             1995
Dennis R. Barry             60             1999

--------
* As of January 26, 2000

      Mr. Felder joined the company as President and chief Operating Officer in 1992. He served in that capacity through June 1995. Mr. Felder rejoined the company in January of 1999 and was in charge of cigar operations. The Board of Directors elected Mr. Felder as President and Chief Executive Officer of the Company on an interim basis and as a director of the company to serve the un-expired term of Donald D. Schiffour.

      Mrs. Lyons has been with the Company since it's the inception in 1991 and has served as Corporate Secretary since 1991. The Board of Directors elected Mrs. Lyons as Chief financial Officer of the Company on an interim basis and as a director of the Company to serve the un-expired term of Lloyd P. Lyons.

      Mr. Caballero has served on the Board of Directors since April 1994. Mr. Caballero is the Vice President of Exfi International Corporation, an advertising and marketing agency that specializes in doing work for companies that plan to expand their business into Latin America. Mr. Caballero has been with Exfi International Corporation since 1987.

      Mr. Garcia joined the Company in January 1995 and serves as President of LACI in Peru. Mr. Garcia was the Marketing Manager of Slot Operations for one of the largest casinos in Lima, Peru before joining LACI. He was named to the Board of Directors of the Company in April 1995.

      Mr. Dennis R. Barry has been member of the Board of Directors since June of 1999. Mr. Barry has been employed as a commercial mortgage broker and real estate salesman for the past 15 years. He was a Vice President with the Mortgage Corporation of America where he worked from 1997 to 1999.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid or accrued during the last three completed fiscal years ended December 31, 1999 by the Company for services rendered by the Chief Executive Officer during those years:

                           Summary Compensation Table

================ ================================================= ==================================================
                               Annual Compensation                              Long Term Compensation
---------------- ------------------------------------------------- --------------------------------------------------
                                                                            Awards                     Payouts
---------------- ------------------------------------------------- -------------------------- -----------------------
      (a)           (b)         (c)          (d)          (e)          (f)           (g)        (h)         (i)
---------------- ---------- ------------ ------------ ------------ ------------- ------------ --------- -------------
                                                         Other
   Name and                                             Annual      Restricted                 LTIP       All Other
   Principal                  Salary        Bonus     Compensation Stock Awards  Options/SARs Payouts   Compen-sation
   Position        Year          $            $            $            $            (#)         $            $
---------------- ---------- ------------ ------------ ------------ ------------- ------------ --------- -------------
Lloyd Lyons,       1999       348,000         -            -            -         650,000*       -           -
Chief                                      100,000     [42,000]         -         650,000*       -           -
Executive          1998       300,000         -            -            -         350,000        -           -
Officer            1997       275,000                                                 -
================ ========== ============ ============ ============ ============= ============ ========= =============

*Options which were re-priced from $2.50 to $1.00 per share.

      Report on Re-pricing of Options
      -------------------------------

      The Board of Directors determined that in lieu of awarding a cash bonus and an increase in his non-accountable expense allowance to Mr. Lyons in connection with the performance of his duties as the Chief Executive Officer and Chairman of the Board of the Company, his outstanding stock options would be re-priced on the same basis as other outstanding stock options which were similarly re-priced.

      The following table sets forth certain information with respect to outstanding stock options held by the Chief Executive Officer or exercised in 1998.

================== =============== ================ ================================= ===============================
                       Shares                       Number of Securities Underlying       Value of Un-exercised
      Name          Acquired on    Value Realized       Un-exercised Options at          In-the-Money Options at
       (a)          Exercise (#)         ($)               December 31, 1998                December 31, 1998
------------------ --------------- ---------------- --------------- ----------------- ------------- -----------------
                                                     Exercisable     Un-exercisable   Exercisable    Un-exercisable
------------------ --------------- ---------------- --------------- ----------------- ------------- -----------------
Lloyd Lyons              0                0            650,000             -               -               -
================== =============== ================ =============== ================= ============= =================


EMPLOYMENT AGREEMENTS
---------------------

      In January 1997, the Company entered into a five-year employment agreement with Lloyd Lyons, the Chief Executive Officer that provides for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The contract provided for salary continuation for a period of two years after the death of the officer. In January 2000 the Chief Executive Officer passed away and at present the estate is receiving $2000.00 monthly (as per the contract) the balance is being deferred. In addition the Chief Financial officer's annual contract required upon his death one years salary, which approximates $45,000 to be paid monthly for the one year period subsequent to his death. In November 1999 the Chief Financial Officer passed away.

      The Company entered into two-year employment contracts with Jeffrey A. Felder, CEO, Geraldine Lyons, CFO, and Angel Garcia, President of Latin American Operations on January 27, 2000, calling for salaries of $70,000, $50,000 and $43,000 respectively for the first year. The contracts call for a ten percent increase in salary during the second year of each contract.

      Other than the incentive bonus plan described above and the stock option plans described below, as of December 31, 1999, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

Director Compensation
---------------------

Non-Management directors receive $300 for each meeting attended.

1994 STOCK OPTION PLAN
----------------------

       In June 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Plan"). The maximum number of shares available for issuance under the Plan is 1,500,000 shares. The Plan terminates on June 13, 2004. The Plan is designed to provide additional incentives for Directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Board of Directors administers the Plan. The Plan authorizes the Board of Directors to grant key employees selected by it, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying, as incentive stock options must not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plan to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 100% of the fair market value on the date of grant. Fair market value has been determined to be the closing sales price for the Company's common stock reported by NASDAQ. To date, 1,017,500 options have been issued under the Plan, but none have been exercised.

      The Board of Directors may amend the Plan at any time but may not, without shareholder approval, adopt any amendment, which would materially increase the benefits accruing to participants, or materially modify the eligibility requirements. The Company also may not, without shareholder approval, adopt any amendment, which would increase the maximum number of shares, which may be issued under the Plans, unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company. In March 1999, the Board of Directors authorized an amendment to the Plan increasing the number of shares to be issued thereunder from 1,000,000 to 1,500,000. This amendment was submitted for shareholder approval at the 1999 Annual Meeting and was approved.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 15, 2000, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:

-----------------------------------------------------------------------------
                                          NUMBER OF SHARES
                                            BENEFICIALLY
                NAME                          OWNED(1)      PERCENT OF CLASS
-----------------------------------------------------------------------------
Estate of Lloyd Lyons                         1,609612(2)       26.70%
c/o Wayne Pathman Esq.
Personal Representitive
2 South Biscayne Tower, Suite 2400
Miami, FL 33162
-----------------------------------------------------------------------------
M.H. Meyerson & Co. Inc.                       796,101(3)       13.20%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------
Geraldine Lyons                                 241024(4)       4.00%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------
Angel Garcia                                    65,000(5)       1.10%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru
-----------------------------------------------------------------------------
Kenneth Koock                                  265,250(6)       4.40%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------
Jose A. Caballero                                5,000(7)         0%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------
Jeffrey A. Felder                               40,092(8)         0%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------
Dennis R. Barry                                  5,000(9)         0%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------
All Executive Officers and                                      5.90%
Directors as a group (10)
-----------------------------------------------------------------------------

(1) To the Company's knowledge, all shares of Common Stock are owned beneficially, with sole voting and investment power, except as otherwise noted.

(2) Includes options to purchase 650,000 shares of Common Stock of the Company exercisable at $1.00 per share.

(3) Includes 530,195 of Common Stock purchase warrants, and 50,375 investment banker warrants exercisable at $1.06 per share.

(4) Includes options to purchase 75,000 shares of Common Stock of the Company exercisable at $1.00 per share and 41,024 shares of Common Stock held in trust for grandchildren.

(5) Includes options to purchase 65,000 shares of Common Stock of the Company exercisable at $1.00 per share.

(6)  Includes 100,750 investment banker warrants exercisable at $1.06 per share.

(7) Includes options to purchase 5,000 shares of Common Stock of the Company exercisable at $1.06 per share.

(8) Includes options to purchase 25,000 shares of Common Stock of the Company exercisable at $1.06 per share.

(9) Includes options to purchase 5,000 shares of Common Stock of the Company exercisable at $1.06 per share.

(10) Includes 140,000 options exercisable at $1.00; 35,000 options exercisable at $1.06.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 1999, Mr. Lyons, the Chief Executive Officer is indebted to the Company for $115,000, pursuant to a loan taken in 1993 in the amount of $150,000. Mr. Lyons pays interest on the loan at the rate of prime plus 1%. It is anticipated that upon the disposition of the estate of Mr. Lyons that the balance will be paid in full.

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

     10.3      Employment Agreement between the
               Company and Lloyd Lyons dated January
               1, 1997(1)

     10.4      1994 Stock Option Plan

     10.5      Lease dated September 9, 1998 between
               Company and Oska Partnership re:
               executive offices.

     10.6      Agreement dated July 12, 1998 with
               Tabacelera Panamericano Y Del Caribe
               S.A. (with certain portions omitted
               pursuant to Rule 24b-2)

     10.7      Agreement dated July 20, 1998 with
               Tabacos DeOriente (with certain
               portions omitted pursuant to Rule
               24b-2)

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

     (b)  Reports on Form 8-K
                              1/27/00     Change in Officers and Directors

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Latin American Casinos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LATIN AMERICAN CASINOS, INC.


                                   By: /s/ Jeffrey A. Felder, Chairman and Chief
                                       -----------------------------------------
                                       Jeffrey A. Felder, Chairman and Chief
                                       Executive Officer

                                   Date: _______________, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on the ____ day of _____________, 2000.



                                   /s/ Jeffrey A. Felder, Chairman, Chief
                                   ---------------------------------------------
                                   Jeffrey A. Felder, Chairman, Chief
                                   Executive Officer and Director



                                   /s/ Geraldine Lyons, Secretary, Chief
                                   ---------------------------------------------
                                   Geraldine Lyons, Secretary, Chief
                                   Financial Officer and Director



                                   /s/ Angel Garcia, President, Latin American
                                   ---------------------------------------------
                                   Angel Garcia, President, Latin American
                                   Operations and Director


                                   /s/ Jose A. Caballero, Director
                                   ---------------------------------------------
                                   Jose A. Caballero, Director



                                   /s/ Dennis R. Barry, Director
                                   ---------------------------------------------
                                   Dennis R. Barry, Director

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  AUDIT REPORT

                            AS OF DECEMBER 31, 1999

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Independent Auditor's Report                                                1

Consolidated Balance Sheets as of December 31, 1999
  and December 31, 1998                                                     2

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 1999 and 1998                     3

Consolidated Statements of Operations for the Years
   Ended December 31, 1999 and 1998                                         4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999 and 1998                                         5

Notes to Consolidated Financial Statements as of December 31, 1999
  and 1998.                                                                 6-13

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of December 31, 1999 and 1998, the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility on the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 1999 and 1998 the results of their operations and there cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 10 to the financial statements the company reduced its asset values and has charged current operations with the $1,515,000 asset impairment cost.


Shubitz Rosenbloom & Co., P.A.



Miami, Florida
March 30, 2000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS
                                     ------

                                                     December 31    December 31,
                                                        1999            1998
                                                     -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                         $   800,223    $ 1,567,773
  Accounts Receivable, Less $225,000 and
   $150,000 of Allowance for Doubtful Accounts
     in 1999 and 1998, respectively                    1,591,399      1,322,130
   Inventory                                             645,172        725,609
   Prepaid Expenses and Other Current Assets             212,429        189,513
                                                     -----------    -----------

             Total Current Assets                      3,249,223      3,805,025
                                                     -----------    -----------

PROPERTY AND EQUIPMENT - NET                           4,568,008      5,497,734
                                                     -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                       94,624         94,624
   Deposits                                               11,609         22,275
   Note Receivable - Stockholder                         115,000        117,000
   Other Assets                                           25,925         16,248
                                                     -----------    -----------
            Total Other Assets                           247,158        250,147
                                                     -----------    -----------

TOTAL ASSETS                                         $ 8,064,389    $ 9,552,906
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses             $   191,650    $   247,126
   Foreign Income Tax Payable                               --           28,707
                                                     -----------    -----------
      Total Current Liabilities                          191,650        275,833
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --
                                                     -----------    -----------

                 Total Liabilities                       191,650        275,833
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                               2,211          2,211
   Additional Paid-In Capital                          9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss)         (415,193)      (517,151)
   Retained Earnings (Deficit)                        (1,628,601)      (122,309)
   Treasury Stock, at cost                                (5,235)        (5,235)
                                                     -----------    -----------

              Total Stockholders' Equity               7,872,739      9,227,073
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,064,389    $ 9,552,906
                                                     ===========    ===========

              See Independent Auditor's Report.
              The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                           Common Stock
                     -------------------------
                        Number         Par        Additional   Cumulative      Retained
                          of          Value        Paid-In    Comprehensive    Earnings       Treasury
                        Shares       $.00067       Capital    Income (Loss)    (Deficit)        Stock
                     -----------   -----------   -----------   -----------    -----------    -----------
BALANCE
 JANUARY 1,1998        3,300,000   $     2,211   $ 9,919,557   ($  125,179)   ($  653,432)   $     5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS               --            --            --        (391,972)          --             --

DIVIDENDS PAID              --            --            --            --             --             --

NET INCOME FOR
 THE YEAR ENDED
 DECEMBER 31, 1998          --            --            --            --          531,123           --
                     -----------   -----------   -----------   -----------    -----------    -----------

BALANCE -
 DEC. 31, 1998         3,300,000         2,211     9,919,557      (517,151)      (122,309)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS               --            --            --         101,958           --             --

NET LOSS FOR THE
 YEAR ENDED
 DECEMBER 31, 1999          --            --            --            --       (1,506,292)          --
                     -----------   -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER
 31, 1999              3,300,000   $     2,211   $ 9,919,557   ($  415,193)   ($1,628,601)   $     5,235
                     ===========   ===========   ===========   ===========    ===========    ===========

              See Independent Auditor's Report.
              The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                   1999           1998
                                               -----------    -----------
Revenue
   Rental Income                               $ 1,851,062    $ 2,392,142
   Sales of Cigars                                  28,009           --
                                               -----------    -----------

         Total Revenues                        $ 1,879,071    $ 2,392,142
                                               -----------    -----------

Cost and Expenses
   Selling, General & Administration             1,771,763      1,727,686
   Depreciation                                    197,187        258,133
   Cost of Cigar Sales                              22,407           --
                                               -----------    -----------

          Total Cost and Expenses              $ 1,991,357      1,985,819
                                               -----------    -----------

Operating Income (Loss)                           (112,286)       406,323
                                               -----------    -----------

Other Income (Expenses)
   Interest Income                                 109,458        153,507
   Restructuring Charges                        (1,515,000)          --
                                               -----------    -----------

             Net Other Income (Expenses)        (1,405,542)       153,507
                                               -----------    -----------

Income (Loss) Before Income Taxes
   And Extraordinary Item                       (1,517,828)       559,830

Income Taxes (Provision) Benefit                    11,536       (196,707)
                                               -----------    -----------

Income (Loss) Before Extraordinary Item         (1,506,292)       363,123

Utilization of Net Operating Losses and
   Foreign Tax Credits                                --          168,000
                                               -----------    -----------

             Net Income (Loss)                 ($1,506,292)   $   531,123
                                               ===========    ===========

Earnings (Loss) Per Common Share and
   Common Share Equivalent

   Common Share Equivalent Outstanding           3,296,000      3,296,000
                                               ===========    ===========

                 Net Income (Loss) per share   ($      .46)   $       .16
                                               ===========    ===========


              See Independent Auditor's Report.
              The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ((Loss)                                 $(1,506,292)   $   531,123
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
    Depreciation                                         197,187        258,133
    Restructuring Charges                              1,515,963           --
  Changes in Assets - (Increase) Decrease:
    Accounts Receivable                                 (269,269)      (153,336)
    Prepaid Expenses and Other Current Assets            (21,953)       (27,505)
    Inventory of Cigars                                   80,437       (725,609)
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                (55,476)        (6,112)
    Foreign Income Tax Payable                           (28,707)         5,427
                                                     -----------    -----------

    Net Cash (Used In) Operating
      Activities                                         (89,073)      (117,879)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Property and Equipment                    (783,424)    (1,357,758)
  Other Assets                                             2,989        180,717
                                                     -----------    -----------

       Net Cash (Used In) Investing
           Activities                                   (780,435)    (1,177,041)
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                       101,958       (391,972)
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (767,550)    (1,656,892)

CASH AND CASH EQUIVALENTS - BEGINNING                  1,567,773      3,224,665
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                   $   800,223    $ 1,567,773
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                           $      --      $      --
                                                     ===========    ===========
  Income Taxes, Foreign                              $    28,707    $    23,280
                                                     ===========    ===========

              See Independent Auditor's Report.
              The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 1.  Summary of Significant Accounting Policies

         A  Business and Organization

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994 the Company started in the gaming and casino business, primarily in Peru and other Latin American countries renting casino slot machines.

            In 1994 the Company formed a Peruvian subsidiary; in 1995 the Company formed a Colombian subsidiary and in 1997 the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. These operations include the renting of casino slot machines to casino operators. As of December 31, 1999 the Company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $4,715,798 including applicable costs for transportation, duty and refurbishing (See note
            10).

         B  Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997 the Company incorporated World's Best Rated Cigar Company (World) as a wholly owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price" whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have only initially commenced this year. Included in revenues is approximately $28,000 of cigar sales. As of December 31, 1999 the Company has expended approximately $1,100,000 primarily for start up costs and initial inventory acquisitions. Such pre-operating expenditures have been included as $30,000 prepaid and other current assets, $645,000 as inventory and $109,000 as fixed assets in the accompanying financial statements. World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations, the purchase commitment was cancelled

            All material intercompany transactions, balances and profits have been eliminated.


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 1.  Summary of Significant Accounting Policies (Continued)

         C  Property and Equipment

            Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations (See note 10).

         D  Revenue Recognition

            Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service.

         E  Statement of Cash Flows

            For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         F  Income (Loss) Per Common Share

            Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 1999 and 1998 all warrants, stock options and underwriter's options (Notes 4 and 5) were anti-dilutive.


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 1.  Summary of Significant Accounting Policies (Continued)

         G  Significant Concentration of Credit Risk

            The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $697,000 and $1,411,000 as of December 31, 1999 and 1998 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

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


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 2.  Property and Equipment

         Property and equipment are summarized as follows:

                                                  December 31,  December 31,
                                                      1999          1998
                                                  -----------   -----------

         Land & Buildings (See note 10)            $  335,363    $  421,882
         Rental Equipment (See note 10)             4,715,798     5,580,705
         Leasehold Improvements                        26,027        26,027
         Furniture, Fixtures & Office Equipment       185,327       153,930
         Transportation Equipment                     158,592       149,876
                                                  -----------   -----------
                    Total                           5,421,107     6,332,426
         Less:  Accumulated Depreciation              853,099       834,686
                                                  -----------   -----------

         Property and Equipment - Net              $4,568,008    $5,497,734
                                                  ===========   ===========

         Included in Rental Equipment is approximately $2,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the years ended December 31, 1999 and 1998 was $113,000 and $92,000, respectively.

         The Company leased the land and building it owns for $1,500 per month had decreased to $1,200 per month on a month to month basis (See note
         10).

Note 3.  Note Receivable - Stockholder

         The Company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999 has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is approximately $11,000 of interest income in both 1999 and 1998 on this note.


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 4.  Warrants and Options

         As of December 31, 1999, the Company has outstanding 1,500,000 five year warrants to purchase one share of the Company's common stock at an exercise price of $3.00 by December 11, 2001.

Note 5.  Investment Banker Warrants

         Effective June 5, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 1999, the Board of Directors reduced the option price to $1.06, which was the closing price of the stock at that date. These warrants vest and had become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

Note 6.  Incentive Stock Option Plan

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 Plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 Plan became effective on June 13, 1994 and will terminate in June 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998 the Company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share.


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 7.  Provision for Income Taxes

         The provision for income taxes consisted of the following for the years ended December 31:

                                                          1999          1998
                                                      ----------     ----------
                 Current
                   Federal                            $       -      $  168,000
                   State                                      -             -
                   Foreign                                    -          28,707
                                                      ----------     ----------
                                                              -        196,707
                                                      ----------     ----------
                 Deferred
                   Federal                                    -             -
                   State                                      -             -
                   Foreign                                    -             -
                                                      ----------     ----------
                                                              -             -
                                                      ----------     ----------

                 Income Tax Provision                 $       -      $  196,707


         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                         1999           1998
                                                      ----------     ----------
            Amount computed using the Federal
             statutory rate                           $       -      $  168,000
           Foreign Taxes                                      -          28,707
           Refund Prior Year Taxes                            -            -
           Net Operating Losses and Tax Credits               -        (168,000)
                                                      ----------     ----------
           Income Tax Provision, Net                  $       -      $   28,707
                                                      ==========     ==========

         As of December 31, 1999, the Company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $1,667,000 expiring through the year 2015. No valuation allowance has been provided for unremitted foreign profits.


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 8.  Commitments and Contingencies

         A  Litigation

            The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.


         B  Employment Agreements

            In January 1997, the Company entered into a five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase has been waived. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the Company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors. The contract provided for salary continuation for a period of two years after the death of the officer. In January 2000 the Chief Executive Officer passed away and at present the estate of the officer has deferred it's rights under the contract for salary continuation. In addition, the Chief Financial Officer's annual contract required upon his death one years salary, which approximates $45,000, be paid for the one year period subsequent to his death. In November 1999 the Chief Financial Officer passed away.

         C  Foreign Assets

            The accompanying consolidated balance sheets for the period ended December 31, 1999, includes assets relating to the Company's slot machine operations in Peru, Colombia and Nicaragua, South America of $4,300,000, $2,000,000 and $300,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the Company's operations. In that regard, the Company was informed that in Peru an excise tax has been instituted effective October 1, 1996 on the leases of gaming equipment. The Company with others in the industry have been negotiating with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the Company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plans. In October, 1998 Nicaragua suffered the effects of hurricane "Mitch". The Company has at present ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will be transferred to other South American subsidiaries. (See note 10)


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


Note 8.  Commitments and Contingencies (Continued)

         D  Lease Commitment

            The Company's Miami office is obligated for a three year lease for its premises which expires in September, 2001 and requires monthly rent of $2,500. In addition the company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

Note 9. Sublease Agreement and Financing Arrangement

            In 1994, the Company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The Company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The Company has indicated the proceedings may take a considerable time to resolve. The receivable is shown as long term in the accompanying financial statements. In February, 1998 approximately $19,000 had been collected on the amounts due. A substantial part of the schedule has been included in the allowance for default accounts.

Note 10  Restructuring Losses

            In the fourth quarter of 1999 as a result of the deaths of both it's founder and it's Chief Financial Officer the Company initiated a review of the company's operations, on a country by country basis. As a result of political change's and government mandated obsolescence of certain gaming equipment the company revalued previously recorded cost of gaming equipment to it's anticipated net realizable value. Additionally, the company reduced the valuation of certain real estate value in Miami to reflect current market conditions and adjusted it's investment in the cigar operations to account for the slower than expected sales. The total restructuring adjustment is computed as follows:

                    Gaming Equipment Asset Impairment Cost         $1,245,000
                    Miami Real Estate Impairment Cost                  86,000
                    Reduction of cigar investment                     169,000
                                                                   ----------

                                       Total                       $1,515,000
                                                                   ==========


                        See Independent Auditor's Report.