Form 10QSB
period 2000-03-31
LATIN AMERICAN CASINOS INC
filed 2000-05-15
CIK 880242

LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  REVIEW REPORT

                              AS OF MARCH 31, 2000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS

Accountants' Review Report                                                  1

Consolidated Balance Sheets as of March 31, 2000
  and December 31, 1999                                                     2

Consolidated Statements of Changes in Stockholders'
  Equity for the Three months ended March 31, 2000 and
  and Year Ended December 31, 1999                                          3

Consolidated Statements of Operations for the Three months
  Ended March 31, 2000 and 1999                                             4

Consolidated Statements of Cash Flows for the Three months
  Ended March 31, 2000 and 1999                                             5

Notes to Consolidated Financial Statements as of March 31, 2000
  and December 31, 1999                                                     6-13

                           ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three months ended March 31, 2000 and 1999, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated March 31, 2000, but we have not performed any auditing procedures since that date.

Shubitz Rosenbloom & Co., P.A.




Miami, Florida
May 4, 2000

                        LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                       AS OF THE THREE MONTHS ENDED MARCH 31, 2000 AND
                                      DECEMBER 31, 1999

                                           ASSETS

                                                                  March 31     December 31,
                                                                    2000            1999
                                                                 -----------    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                     $   639,887    $   800,223
   Accounts Receivable, Less
     $150,000 of Allowance for Doubtful Accounts
     in 2000 and 1999                                              1,589,294      1,591,399
   Inventory                                                         628,136        645,172
   Prepaid Expenses and Other Current Assets                         191,992        212,429
                                                                 -----------    -----------

            Total Current Assets                                   3,049,309      3,249,223
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT - NET                                       4,328,090      4,568,008
                                                                 -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                                   94,624         94,624
   Deposits                                                           11,609         11,609
   Note Receivable - Stockholder                                     115,000        115,000
   Other Assets                                                       16,964         25,925
                                                                 -----------    -----------
            Total Other Assets                                       238,197        247,158
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 7,615,596    $ 8,064,389
                                                                 ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                         $   167,965    $   191,650
   Foreign Income Tax Payable                                             --             --
                                                                 -----------    -----------
      Total Current Liabilities                                      167,965        191,650
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                 -----------    -----------

                 Total Liabilities                                   167,965        191,650
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                           2,211          2,211
   Additional Paid-In Capital                                      9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss                      (535,105)      (415,193)
   Retained Earnings (Deficit)                                    (1,933,797)    (1,628,601)
   Treasury Stock, at cost                                            (5,235)        (5,235)
                                                                 -----------    -----------

         Total Stockholders' Equity                                7,447,631      7,872,739
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 7,615,596    $ 8,064,389
                                                                 ===========    ===========

             Read accountants' review report and notes to financial statements.

                               LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                                   FOR THE YEAR ENDED DECEMBER 31, 1999

                            Common Stock
                      -------------------------
                        Number          Par        Additional    Cumulative      Retained
                          of           Value        Paid-In     Comprehensive    Earnings       Treasury
                        Shares        $.00067       Capital     Income (Loss)    (Deficit)        Stock
                      -----------   -----------   -----------    -----------    -----------    -----------
BALANCE
 JANUARY 1,1999         3,300,000   $     2,211   $ 9,919,557    ($  517,151)   ($  122,309)   $     5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --            --            --        101,958             --             --

NET LOSS FOR
 THE YEAR ENDED
 DECEMBER 31, 1999             --            --            --     (1,506,292)                           _-
                      -----------   -----------   -----------    -----------    -----------    -----------

BALANCE DECEMBER
 31, 1999               3,300,000         2,211     9,919,557       (415,193)    (1,628,601)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                  --            --            --       (119,912)            --             --

NET LOSS FOR THE
 THREE MONTHS ENDED
 MARCH 31, 2000       $        --            --            --             --       (305,196)            --
                      -----------   -----------   -----------    -----------    -----------    -----------

BALANCE MARCH
 31, 2000             $ 3,300,000   $     2,211   $ 9,919,557    ($  535,105)   ($1,933,797)   $     5,235
                      ===========   ===========   ===========    ===========    ===========    ===========

                    Read accountants' review report and notes to financial statements.
                                                   - 3 -

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE MONTHS ENDED MARCH 31, 2000 AND 1999

                                             2000            1999
                                          -----------    -----------
REVENUES

   Rental Income                          $   240,146        608,361
   Sales of Cigars                             24,301          1,059
                                          -----------    -----------

           Total Revenues                     264,447        609,420
                                          -----------    -----------

COSTS AND EXPENSES

   Selling, General & Administration          527,852        452,885
   Depreciation                                32,847         52,500
   Costs of Cigar Sales                        19,783            850
                                          -----------    -----------

           Total Cost and Expenses            580,482        506,235
                                          -----------    -----------


OPERATING INCOME (LOSS)                      (316,035)       103,185

Interest Income                                10,839         30,107
                                          -----------    -----------
Income (Loss) Before Income Taxes
   And Extraordinary Item                    (305,196)       133,292

Income Taxes (Provision) Benefit                   --         57,000
                                          -----------    -----------

Income (Loss) Before Extraordinary Item      (305,196)        76,292

Utilization of Net Operating Losses and
   Foreign Tax Credits                             --         40,000
                                          -----------    -----------

             Net Income (Loss)            ($  305,196)   $   116,292
                                          ===========    -----------

EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT

   Common Share Equivalent Outstanding      3,296,600      3,446,475
                                          ===========    ===========

                 Net Income (Loss)        ($      .09)   $       .03
                                          ===========    ===========

       Read accountants' review report and notes to financial statements.
                                      -4-

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  ($  305,196)   $   116,292
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
    Depreciation                                          32,847         52,500
  Changes in Assets - (Increase) Decrease:
    Accounts Receivable                                    2,105        (79,957)
    Prepaid Expenses and Other Current Assets             20,437         44,237
    Inventory of Cigars                                   17,036        (45,711)
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                (23,684)      (114,087)
    Foreign Income Tax Payable                                --        (11,707)
                                                     -----------    -----------

    Net Cash Provided by (Used In) Operating

      Activities                                        (256,455)       (38,433)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Property and Equipment                       207,070       (155,637)
  Other Assets                                             8,961           (603)
                                                     -----------    -----------

       Net Cash Provided By (Used by)Investing

           Activities                                    216,031       (156,240)
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                      (119,912)        16,754
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (160,336)      (177,919)

CASH AND CASH EQUIVALENTS - BEGINNING                    800,223      1,567,773
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                   $   639,887    $ 1,389,854
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                           $        --    $        --
                                                     ===========    ===========
  Income Taxes, Foreign                              $        --    $    28,707
                                                     ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A  BUSINESS AND ORGANIZATION

            Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994 the company started in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

            In 1994 the company formed a Peruvian subsidiary; in 1995 the company formed a Colombian subsidiary and in 1997 the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. The operations include the renting of casino slot machines to casino operators. As of March 31, 2000 the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $4,532,304 including applicable costs for transportation, duty and refurbishing (See note 10).

         B  PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997 the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price" whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have been slower than originally anticipated. Included in revenues for the three months ended March 31, 2000 is approximately $24,000 of cigar sales. As of March 31, 2000 the company has expended approximately $1,125,000 primarily for start up costs and initial inventory acquisitions. Such expenditures have been included as $23,000 prepaid and other current assets, $628,000 as inventory and $119,000 as fixed assets in the accompanying financial statements. World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month. The arrangement had extended for twenty years; however, with the delay in the commencement of the cigar operations, the purchase commitment was canceled.

            All material intercompany transactions, balances and profits have been eliminated.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

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

         F  INCOME (LOSS) PER COMMON SHARE

            Earnings per common share and common share equivalents were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see Note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1999 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1999, all other warrants, stock options and underwriter's options (Notes 4 and) are anti-dilative. During 2000 all warrants, stock options, and underwriter's options were anti-dilative.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

            The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $532,000 and $697,000 as of March 31, 2000 and December 31, 1999 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

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

         K  RECLASSIFICATIONS

            Certain amounts reported in 1999 have been reclassified to conform to the presentation used in the year 2000.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                    March 31,       December 31,
                                                      2000              1999
                                                   -----------       ----------
         Land & Building (See Note 10)             $   335,363       $  335,363
         Rental Equipment(See Note 10)               4,532,304        4,715,798
         Leasehold Improvements                         26,027           26,027
         Furniture, Fixtures & Office Equipment        178,885          185,327
         Transportation Equipment                       86,619          158,592
                                                   -----------       ----------

                    Total                            5,159,198        5,421,107

         Less:  Accumulated Depreciation               831,108          853,099
                                                   -----------       ----------

         Property and Equipment - Net              $ 4,328,090       $4,568,008
                                                   ===========       ==========


         Included in Rental Equipment is approximately $2,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the three months ended March 31, 2000 and 1999 was $23,000 and $21,000, respectively.

         The company leases the land and building it owns in Miami for $1,200 per month, on a month to month basis (See Note 10).

NOTE 3.  NOTE RECEIVABLE - STOCKHOLDER

         The company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999 has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is approximately $2,500 of interest income accrued in both 2000 and 1999 on this note.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

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

NOTE 6.  INCENTIVE STOCK OPTION PLAN

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004 unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998 the company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE 7.  PROVISION FOR INCOME TAXES

         The provision for income taxes consisted of the following for the three months ended March 31:

                                                           2000          1999
                                                        ----------    ---------
                 Current
                   Federal                              $       --    $  40,000
                   State                                        --           --
                   Foreign                                      --       17,000
                                                        ----------    ---------
                                                                --       57,000
                                                        ----------    ---------
                 Deferred
                   Federal                                      --           --
                   State                                        --           --
                   Foreign                                      --           --
                                                        ----------    ---------
                                                                --           --
                                                        ----------    ---------

                 Income Tax Provision                   $       --    $  57,000
                                                        ==========    =========


            The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                            2000         1999
                                                        ----------    ---------
            Amount computed using the Federal
              statutory rate                            $       --    $  40,000
            Foreign Taxes                                       --       17,000
            Net Operating Losses and Tax Credits                --      (40,000)
                                                        ----------    ---------

            Income Tax Provision, Net                   $       --    $  17,000
                                                        ==========    =========


            As of March 31, 2000 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $1,972,000 expiring in the year 2015. No valuation allowance has been provided for unremitted foreign profits.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31 2000 AND DECEMBER 31, 1999

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         A  LITIGATION

            The company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

         B  EMPLOYMENT AGREEMENTS

            In January 1997, the company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase has been waived. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000 the Chief Executive Officer passed away and at present the estate of the officer has deferred its' rights under the contract. Included in the accompanying financial statements $67,000 of accrual payroll in regard to this contract. In addition, the Chief Financial Officer's annual contract required upon his death one years salary, which approximated $45,000, be paid for the one year period subsequent to his death. In November 1999 the Chief Financial Officer passed away.

         C  FOREIGN ASSETS

            The accompanying consolidated balance sheets for the period ended March 31, 2000, includes assets relating to the company's slot machine operations in Peru, Colombia and Nicaragua, of $4,200,000, $1,900,000 and $250,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996 on the leases of gaming equipment. The company with others in the industry have been negotiating with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plans. In October, 1998 Nicaragua suffered the effects of hurricane "Mitch". The company has ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will be transferred to other South American subsidiaries (See Note 10).

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

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

NOTE 9. SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

            In 1994, the company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The company has indicated the proceedings may take a considerable time to resolve. The receivable is shown as long term in the accompanying financial statements. In February, 1998 approximately $19,000 had been collected on the amounts due. A substantial part of this receivables has been included in the allowance for doubtful accounts.

NOTE 10  RESTRUCTURING LOSSES

            In the fourth quarter of 1999, as a result of the death of both its founder and its Chief Financial Officer, the company initiated a review of the company's operation on a country by country basis. As a result of political changes and government mandated obsolescence of certain gaming equipment the company adjusted previously recorded cost of gaming equipment, to its anticipated net realizable value. Additionally, the company reduced the valuation of certain real estate value in Miami to reflect current market conditions and adjusted its investment in the cigar operations to account for the slower than expected sales. The total restructuring adjustments were computed as follows:

                 Gaming Equipment Asset Impairment Cost          $  1,245,000
                 Miami Real Estate Impairment Cost                     86,000
                 Reduction of Cigar investment                        169,000
                                                                 ------------

                                     Total                       $  1,515,000
                                                                 ============

                        Read accountants' review report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995 the Company formed its Colombian subsidiary, and in 1997 the Company formed a subsidiary in Nicaragua. In October 1998 the company ceased operations in Nicaragua due to the effects of hurricane "Mitch". The company is not contemplating restarting operations in Nicaragua.

           As of March 31, 2000, the Company had approximately 1,600 machines under rental contracts in Peru and Colombia and no machines under participation contracts.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $6,000 plus additional duty charges, the used slot machines purchased by the Company cost approximately $600 each including freight, duty, and refurbishing expenditures.

         In March 1997, the Company expanded its slot machine operations in Colombia and Nicaragua to include gaming slot route operations. In January 2000, the Company suspended these route operations due to increasing cost of maintaining these routes.

RESULTS OF OPERATIONS

FIRST QUARTER

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended March 31, 2000 decreased by $368,000 or 60.5%, to $240,000 from $608,000 for the comparable period in 1999. The primary reason for the decrease in revenues was the overall weakness of the economy in South America. Additionally, the decrease in revenues was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition as well as the devaluation of foreign currency. The Company's revenues from cigar sales were $24,300 in the first quarter of 2000 as compared to negligible sales in 1999.

         Selling, general, and administrative expenses incurred in the quarter ended March 31, 2000 increased $75,000 or 16.6%, to $528,000 from $453,000 for the same period in 1999. This increase is due in part to the increased cost of obtaining spare parts for the older machines. In Peru and Columbia the reduction in personnel also resulted in a one time administrative expense for severance payments as required by law in the amount of $17,000.

         Net (loss) for the three months ended March 31,2000 was ($305,000) or ($0.09) per share compared to $116,000 profit or $0.03 per share for the same in period 1999. The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures including officer compensation continuation payments.

         Through March 31, 2000 the Company expended approximately $1,125,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected throughout the year 2000. While the Company has expended approximately $1,125,000 on the premium cigar business, expenditures have significantly decreased due to the fact that there were no costs associated with acquisitions of new cigars and related inventory in the quarter ending March 31, 2000. In 1999, an insignificant amount was spent to acquire additional inventory. The Company anticipates that it will generate increased revenues from this business in year 2000, although the amount of such revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability of the Company is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased approximately $160,000 or 20%, to $640,000 at March 31, 2000 from $800,000 at December 31, 1999. The decrease is attributable primarily to the sluggish results of our slot machine operations as well as continued slow growth of our cigar sales, all while overhead increased marginally.

         In November 1999 and January 2000 the Chief Financial Officer and the Chief Executive Officer, respectively, of the Company passed away. Each officer was covered by an employment contract, which called for salary continuation of one year in the case of the Chief Financial Officer and two years in the case of the Chief Executive Officer. The continuation salary of Chief Financial Officer is being paid to his widow on a month basis, while the continuation salary of the Chief Executive Officer is being deferred at the request of his estate. The Company accrued $67,000 in salary pursuant to the Chief Executive Officer's contract for the quarter ending March 31, 2000.

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

                          Latin American Casinos, Inc.



         Date:  _________________________       ______________________________
                                                Jeffrey A. Felder
                                                Chief Executive Officer

         Date:  _________________________       ______________________________
                                                Geraldine Lyons
                                                Acting Chief Financial Officer