Form 10QSB
period 2000-06-30
LATIN AMERICAN CASINOS INC
filed 2000-08-21
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For the period ended:  June 30, 2000                   Commission File #33-43423


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

      Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of August 18, 2000: $4,120,750.

      Number of shares outstanding of the registrant's common stock, as of August 18, 2000: 3,296,600 shares.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS


Accountants' Review Report                                                1

Consolidated Balance Sheets as of June 30, 2000
  and December 31, 1999                                                   2

Consolidated Statements of Changes in Stockholders'
  Equity for the Six Months Ended June 30, 2000 and
   and Year Ended December 31, 1999                                       3

Consolidated Statements of Operations for the Three and Six
   Months Ended June 30, 2000 and 1999                                    4

Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2000 and 1999                                           5

Notes to Consolidated Financial Statements as of June 30, 2000
  and December 31, 1999                                                   6-12

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 2000 and 1999, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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


Shubitz Rosenbloom & Co., P.A.




Miami, Florida
August 4, 2000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             AS OF JUNE 30, 2000 AND
                                DECEMBER 31, 1999

                                     ASSETS
                                     ------

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                     -----------    -----------

CURRENT ASSETS
   Cash and Cash Equivalents                         $   533,529    $   800,223
  Accounts Receivable, Less
   $150,000 of Allowance for Doubtful Accounts
     in 2000 and 1999                                  1,485,887      1,591,399
   Inventory                                             587,526        645,172
   Prepaid Expenses and Other Current Assets             104,658        212,429
                                                     -----------    -----------

            Total Current Assets                       2,711,600      3,249,223
                                                     -----------    -----------

PROPERTY AND EQUIPMENT - NET                           4,287,061      4,568,008
                                                     -----------    -----------

OTHER ASSETS
   Financing Arrangement Receivable                       94,624         94,624
   Deposits                                               11,609         11,609
   Note Receivable - Stockholder                         115,000        115,000
   Other Assets                                           11,032         25,925
                                                     -----------    -----------
            Total Other Assets                           232,265        247,158
                                                     -----------    -----------

TOTAL ASSETS                                         $ 7,230,926    $ 8,064,389
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses             $   175,144    $   191,650
   Foreign Income Tax Payable                                 --             --
                                                     -----------    -----------
      Total Current Liabilities                          175,144        191,650
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                                 --             --
                                                     -----------    -----------

                 Total Liabilities                       175,144        191,650
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 3,300,000 Shares Issued
      3,296,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                               2,211          2,211
   Additional Paid-in Capital                          9,919,557      9,919,557
   Cumulative Other Comprehensive Income (Loss          (548,836)      (415,193)
   Retained Earnings (Deficit)                        (2,311,915)    (1,628,601)
   Treasury Stock, at cost                                (5,235)        (5,235)
                                                     -----------    -----------

         Total Stockholders' Equity                    7,055,782      7,872,739
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 7,230,926    $ 8,064,389
                                                     ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                           Common Stock
                     -------------------------
                       Number          Par        Additional   Cumulative      Retained
                         of           Value        Paid-in    Comprehensive    Earnings       Treasury
                       Shares        $.00067       Capital    Income (Loss)    (Deficit)        Stock
                     -----------   -----------   -----------   -----------    -----------    -----------
BALANCE
 JANUARY 1,1999        3,300,000   $     2,211   $ 9,919,557   ($  517,151)   ($  122,309)   $     5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                 --            --            --       101,958             --             --

NET LOSS FOR
 THE YEAR ENDED
 DECEMBER 31, 1999            --            --            --            --     (1,506,292)            --
                     -----------   -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER
 31, 1999              3,300,000         2,211     9,919,557      (415,193)    (1,628,601)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                 --            --            --      (133,643)            --             --

NET LOSS FOR THE
 SIX MONTHS ENDED
 JUNE 30, 2000       $        --            --            --            --       (683,314)            --
                     -----------   -----------   -----------   -----------    -----------    -----------

BALANCE JUNE
 30, 2000            $ 3,300,000   $     2,211   $ 9,919,557   ($  548,836)   ($2,311,915)   $     5,235
                     ===========   ===========   ===========   ===========    ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                     ---------------------   ----------------------
                                      June 30,    June 30,    June 30,    June 30,
                                        2000        1999        2000        1999
                                     ---------   ---------   ---------   ----------
REVENUES
   Rental Income                     $ 164,344   $ 431,642   $ 404,486   $1,040,003
   Sales of Cigars                      50,931       2,795      75,232        3,854
                                     ---------   ---------   ---------   ----------

        Total Revenues                 215,275     434,437     479,718    1,043,857
                                     ---------   ---------   ---------   ----------

COSTS AND EXPENSES

   Selling, General & Administration   534,639     417,104   1,062,484      869,989
   Depreciation                         29,007      44,500      61,854       97,000
   Costs of Cigar Sales                 44,668       1,700      64,451        2,550
                                     ---------   ---------   ---------   ----------

           Total Cost and Expenses     608,314     463,304   1,188,789      969,539
                                     ---------   ---------   ---------   ----------


OPERATING INCOME (LOSS)               (393,039)    (28,867)   (709,071)      74,318

Interest Income                         15,368      27,969      25,757       58,076
                                     ---------   ---------   ---------   ----------

Income (Loss) Before Income Taxes
   And Extraordinary Item             (377,671)       (898)   (683,314)     132,394

Income Taxes (Provision) Benefit            --      14,536          --      (42,464)
                                     ---------   ---------   ---------   ----------


Income (Loss) Before
    Extraordinary Item                (377,671)     13,638    (683,314)      89,930

Utilization of Net Operating Losses
   and Foreign Tax Credits                  --      (5,000)         --       35,000
                                     ---------   ---------   ---------   ----------

             Net Income (Loss)      ($ 377,671)  $   8,638  ($ 683,314)  $  124,930
                                     =========   =========   =========   ==========


EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT - BASIC
    AND FULLY DILUTED

   Common Share Equivalent
    Outstanding                      3,296,600   3,296,600   3,296,600    3,296,600
                                     =========   =========   =========   ==========

                 Net Income (Loss)  ($     .11) ($     .00) ($     .21)  $      .04
                                     =========   =========   =========   ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                         2000          1999
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   ($ 683,314)   $  124,930
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
    Depreciation                                          61,854        97,000
  Changes in Assets - (Increase) Decrease:
    Accounts Receivable                                  105,512      (106,529)
     Prepaid Expenses and Other Current Assets           107,771       (73,376)
    Inventory of Cigars                                   57,646       (76,312)
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                (16,507)        5,405
    Foreign Income Tax Payable                                --        (9,707)
                                                      ----------    ----------

    Net Cash Provided by (Used In) Operating
      Activities                                        (367,038)      (38,589)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Property and Equipment                       219,093      (295,488)
  Other Assets                                            14,894        14,292
                                                      ----------    ----------

    Net Cash Provided By (Used by)Investing
        Activities                                       233,987      (281,196)
                                                      ----------    ----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                      (133,643)       24,659
                                                      ----------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (266,694)     (295,126)

CASH AND CASH EQUIVALENTS - BEGINNING                    800,223     1,567,773
                                                      ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                    $  533,529    $1,272,647
----------------------------------                    ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash Paid During the Period for:
  Interest                                            $   14,592    $   13,902
                                                      ==========    ==========
  Income Taxes, Foreign                               $       --    $   28,707
                                                      ==========    ==========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A  BUSINESS AND ORGANIZATION

         Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. The operations include the renting of casino slot machines to casino operators. As of June 30, 2000, the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $4,529,895 including applicable costs for transportation, duty and refurbishing (See note 10).

      B  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price", whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have been slower than originally anticipated. As of June 30, 2000, the company had expended approximately $1,130,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated balance sheet as follows:


              Cash                                               $    1,000
              Accounts Receivable                                    47,000
              Prepaid and Other Current Assets                       16,000
              Inventory                                             587,000
              Fixed Assets, Net of Accumulated Depreciation         103,000
              Other Assets                                            3,000
              Aggregate Accumulated Deficit                         373,000
                                                                 ----------

                   Total Investment                              $1,130,000
                                                                 ==========

World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month; however, with slower than anticipated cigar operations, this purchase commitment was cancelled.

All material intercompany transactions, balance and profits have been eliminated.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


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

      F  INCOME (LOSS) PER COMMON SHARE

         Earnings per common share and common share equivalents were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see Note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings per common share assuming full dilution for 1999 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1999, all other warrants, stock options and underwriters options (Notes 4 and) are anti-dilative. During 2000 all warrants, stock options, and underwriters options were anti-dilative.

      G  SIGNIFICANT CONCENTRATION OF CREDIT RISK

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $420,000 and $697,000 as of June 30, 2000 and December 31, 1999 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


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

      I  FOREIGN CURRENCY TRANSLATION

         For most international operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments, resulting from fluctuations in exchange rates are recorded as a separate component of shareholders' equity, as other comprehensive income (loss).

      J  INVENTORIES

         Inventory of cigars and related material are stated at the lower of average cost or market.

      K  RECLASSIFICATIONS

         Certain amounts reported in 1999 have been reclassified to conform to the presentation used in the year 2000.

NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                    June 30      December 31,
                                                     2000           1999
                                                  ----------     ----------

         Land & Building (See Note 10)            $  335,363     $  335,363
         Rental Equipment(see Note 10)             4,529,895      4,715,798
         Leasehold Improvements                       26,027         26,027
         Furniture, Fixtures & Office Equipment      180,760        185,327
         Transportation Equipment                     72,151        158,592
                                                  ----------     ----------

                       Total                       5,144,196      5,421,107

         Less:  Accumulated Depreciation             857,135        853,099
                                                  ----------     ----------

         Property and Equipment - Net             $4,287,061     $4,568,008
                                                  ==========     ==========

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 2.  PROPERTY AND EQUIPMENT (CONTINUED)

         Included in Rental Equipment is approximately $2,500,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the three and six months ended June 30, 2000, were $25,000 and $48,000, respectively.

         The company leases the land and building it owns in Miami for $1,200 per month, on a month to month basis (See Note 10).

NOTE 3.  NOTE RECEIVABLE - STOCKHOLDER

         The company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999, has been paid by the stockholder. Interest is being charged at a rate of prime plus 1% per annum. Included in the statement of operations is approximately $5,000 of interest income accrued in both 2000 and 1999 on this note.

NOTE 4.  WARRANTS AND OPTIONS

         As of December 31, 1999, the company has outstanding 1,500,000 five year warrants to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001.

NOTE 5.  INVESTMENT BANKER WARRANTS

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the option price to $1.06, which was the closing price of the stock at that date. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 6.  INCENTIVE STOCK OPTION PLAN

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share.

NOTE 7.  PROVISION FOR INCOME TAXES

         The provision for income taxes consisted of the following for the six months ended June 30:

                                                          2000          1999
                                                       ---------    ----------
                 Current
                   Federal                             $      --    $   23,464
                   State                                      --            --
                   Foreign                                    --        19,000
                                                       ---------    ----------
                                                              --        42,464
                 Deferred
                   Federal                                    --            --
                   State                                      --            --
                   Foreign                                    --            --
                                                       ---------    ----------
                                                              --            --
                                                       ---------    ----------

                 Income Tax Provision                  $      --    $   42,464
                                                       =========    ==========

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                          2000          1999
                                                       ---------    ----------
            Amount computed using the Federal
              statutory rate                           $      --    $   35,000
           Foreign Taxes                                      --        19,000
            Refund of Prior Years Tax                         --       (11,536)
            Net Operating Losses and Tax Credits              --       (35,000)
                                                       ---------    ----------

            Income Tax Provision, Net                  $      --    $    7,464
                                                       =========    ==========

         As of June 30, 2000 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $2,350,000 expiring in the year 2015. No valuation allowance has been provided for unremitted foreign profits.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 8.  COMMITMENTS AND CONTINGENCIES

      A  LITIGATION

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

      B  EMPLOYMENT AGREEMENTS

         In January 1997, the company entered into a new five year employment agreement with the Chief Executive Officer which provides for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase has been waived. The agreement provides for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provides that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provides that an annual bonus shall be at the discretion of the Board of Directors. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000, the Chief Executive Officer passed away and at present the estate of the officer has deferred certain rights under the contract. Included in the accompanying financial statements is $144,000 of accrued payroll in regard to this contract. In addition, the Chief Financial Officers annual contract required upon his death one years salary, which approximated $45,000, be paid for the one year period subsequent to his death. In November, 1999, the Chief Financial Officer passed away.

      C  FOREIGN ASSETS

         The accompanying consolidated balance sheets for the period ended June 30, 2000, includes assets relating to the company's slot machine operations in Peru, Colombia and Nicaragua, of $4,070,000, $1,720,000 and $250,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry have been negotiating with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting finalization of the corporate marketing and distribution plans. In October, 1998, Nicaragua suffered the effects of hurricane "Mitch". The company has ceased operations in Nicaragua and it is anticipated that all of the assets in Nicaragua will ultimately be transferred to other South American subsidiaries (See Note 10).

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      D  LEASE COMMITMENT

         The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

NOTE 9.  SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

         In 1994, the company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management continues to pursue the recovery of the amounts due under the financing arrangement in full. The company has indicated the proceedings may take a considerable time to resolve. The receivable is shown as long term in the accompanying financial statements. In February, 1998 approximately $19,000 had been collected on the amounts due. A substantial part of this receivables has been included in the allowance for doubtful accounts and has subsequently been settled at a total loss.

NOTE 10  RESTRUCTURING LOSSES

         In the fourth quarter of 1999, as a result of the death of both its founder and its Chief Financial Officer, the company initiated a review of the companys operation on a country by country basis. As a result of political changes and government mandated obsolescence of certain gaming equipment, the company adjusted previously recorded cost of gaming equipment to its anticipated net realizable value. Additionally, the company reduced the valuation of certain real estate value in Miami to reflect current market conditions and adjusted its investment in the cigar operations to account for the slower than expected sales. The total restructuring adjustments were computed as follows:

            Gaming Equipment Asset Impairment Cost          $ 1,245,000
            Miami Real Estate Impairment Cost                    86,000
            Reduction of Cigar Investment                       169,000
                                                            -----------

                                     Total                  $ 1,500,000
                                                            ===========

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

           As of June 30, 2000, the Company had approximately 1300 machines under rental contracts in Peru and Colombia and no machines under participation contracts.

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

RESULTS OF OPERATIONS


         Revenues from the rental of slot machines in Peru and Colombia for the three months ended June 30, 2000 decreased by $267,300 or 61.9 %, to $164,300 from $431,600 for the comparable period in 1999. The Company's revenues from cigar sales were $50,900 in the second quarter of 2000 as compared to sales of $2,800 for the comparable period in 1999.

         Revenues from the rental of slot machines in Peru and Colombia for the six months ended June 30, 2000 decreased by $635,500 or 61.1%, to $404,500 from $1,040,000 for the comparable period in 1999. The Company's revenues from cigar sales were $75,200 for the six months ended June 30, 2000 as compared to sales of $3,800 for the comparable period in 1999.

         The reason for the decrease in revenues was the overall weakness of the economy in South America. Additionally, the decrease in revenues was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition as well as the devaluation of foreign currency.

         Selling, general, and administrative expenses incurred in the quarter ended June 30, 2000 increased $117,500 or 28.20%, to $534,600 from $417,100 for the same period in 1999. Selling, general, and administrative expenses incurred in the six months June 30, 2000 increased $192,500 or 22.1%, to $1,062,500 from $870,000 for the same period in 1999.

         The increase is due in part to the increased cost of obtaining spare parts for the older machines. In Peru reduction in personnel resulted in a one time administrative charge for severance payments as required by Peruvian law in the amount of $15,000.

         Net (loss) for the three months ended June 30,2000 was ($377,600) or ($0.11) per share compared to $8,600 profit or $0.00 per share for the same in period 1999. Net (loss) for the six months ended June 30,2000 was ($683,300) or ($0.21) per share compared to $124,900 profit or $0.04 per share for the same in period 1999.

          The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures including officer compensation continuation payments.

         Through June 30, 2000 the Company expended approximately $1,130,000 on the establishment of a premium cigar business; minor additional expenditures for marketing and personnel are expected throughout the year 2000. No additional costs associated with acquisitions of new cigars and related inventory occurred in year 2000. In 1999, an insignificant amount was spent to acquire additional inventory. The Company anticipates that it will generate increased revenues from this business in year 2000, although the amount of such revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability of the Company is uncertain.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased approximately $266,700 or 33.3%, to $533,500 at June 30, 2000 from $800,000 at December 31, 1999. The decrease is attributable primarily to the poor results of the slot machine operations as well as continued slow growth of the cigar sales, all while overhead increased.

         In November 1999 and January 2000 the Chief Financial Officer and the Chief Executive Officer, respectively, of the Company passed away. Each officer was covered by an employment contract, which called for salary continuation of one year in the case of the Chief Financial Officer and two years in the case of the Chief Executive Officer. The continuation salary of Chief Financial Officer is being paid to his widow on a month basis, while the continuation salary of the Chief Executive Officer is being deferred at the request of his estate. The Company accrued $144,000 in salary pursuant to the Chief Executive Officer's contract as at June 30, 2000.

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

                          Latin American Casinos, Inc.


   Date:  August 18, 2000                        /s/ JEFFREY A. FELDER
                                                 ------------------------------
                                                 Jeffrey A. Felder
                                                 Chief Executive Officer



   Date:  August 18, 2000                        /s/ GERALDINE LYONS
                                                 ------------------------------
                                                 Geraldine Lyons
                                                 Acting Chief Financial Officer