Form 10QSB
period 2000-09-30
LATIN AMERICAN CASINOS INC
filed 2000-11-14
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Period Ended:  September 30, 2000              Commission File #33-43423


                          LATIN AMERICAN CASINOS, INC.

A Delaware Corporation                                   65-0159115
-----------------------------               ------------------------------------
                                            (IRS Employer Identification Number)

2000 NE 164th Street                                   (305) 945-9300
North Miami Beach, FL  33162                         ------------------
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

         Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of November 14, 2000: $3,656,259.

Number of shares outstanding of the registrant's common stock as of November 14, 2000: 3,296,600 shares.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS

Accountants' Review Report                                                   1

Consolidated Balance Sheets as of September 30, 2000
  and December 31, 1999                                                      2

Consolidated Statements of Changes in Stockholders'
  Equity for the Nine Months ended September 30, 2000 and
  and Year Ended December 31, 1999                                           3

Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 2000 and 1999                                   4

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 2000 and 1999                                          5

Notes to Consolidated Financial Statements as of September 30, 2000
  and December 31, 1999                                                     6-13

                           ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and nine months ended September 30, 2000 and 1999, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

Shubitz Rosenbloom & Co., P.A.



Miami, Florida
November 3, 2000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 2000 AND
                                DECEMBER 31, 1999

                                     ASSETS

                                                            September 30,   December 31,
                                                                2000            1999
                                                             -----------    ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                  $   358,829    $   800,223
  Accounts Receivable, Less
    $150,000 of Allowance for Doubtful Accounts
    in 2000 and 1999                                           1,546,907      1,591,399
  Inventory                                                      569,622        645,172
  Prepaid Expenses and Other Current Assets                      173,360        212,429
                                                             -----------    -----------
      Total Current Assets                                     2,648,718      3,249,223
                                                             -----------    -----------
PROPERTY AND EQUIPMENT - NET                                   4,164,779      4,568,008
                                                             -----------    -----------
OTHER ASSETS
  Financing Arrangement Receivable                                    --         94,624
  Deposits                                                        11,609         11,609
  Note Receivable - Stockholder                                       --        115,000
  Other Assets                                                    11,776         25,925
                                                             -----------    -----------
      Total Other Assets                                                        247,158
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 6,836,882    $ 8,064,389
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                      $   172,182    $   191,650
  Foreign Income Tax Payable                                          --             --
                                                             -----------    -----------
      Total Current Liabilities                                  172,182        191,650
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                             -----------    -----------
      Total Liabilities                                          172,182        191,650
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 3,300,000 Shares Issued
    3,296,600 Shares Outstanding and 3,400 Shares
    held as Treasury Stock                                         2,211          2,211
  Additional Paid-In Capital                                   9,919,557      9,919,557
  Cumulative Other Comprehensive Income (Loss)                  (589,387)      (415,193)
  Retained Earnings (Deficit)                                 (2,662,446)    (1,628,601)
  Treasury Stock, at cost                                         (5,235)        (5,235)
                                                             -----------    -----------
      Total Stockholders' Equity                               6,694,700      7,872,739
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 6,836,882    $ 8,064,389
                                                             ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                           Common Stock
                           ------------
                       Number           Par        Additional     Cumulative     Retained
                         of            Value        Paid-In     Comprehensive    Earnings      Treasury
                       Shares         $.00067       Capital     Income (Loss)    (Deficit)       Stock
                       ------         -------       -------     -------------    ---------       -----
BALANCE
  JANUARY 1,1999      3,300,000     $     2,211   $ 9,919,557   ($  517,151)   ($  122,309)   $     5,235

ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS               --              --            --       101,958             --             --

NET LOSS FOR
  THE YEAR ENDED
  DECEMBER 31, 1999          --              --            --            --     (1,506,292)            --
                      ---------     -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER
  31, 1999            3,300,000           2,211     9,919,557      (415,193)    (1,628,601)         5,235

ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS               --              --            --      (174,194)            --             --

NET LOSS FOR THE
  NINE MONTHS ENDED
  SEPTEMBER 30,
    2000                     --              --            --            --     (1,033,845)            --
                      ---------     -----------   -----------   -----------    -----------    -----------

BALANCE SEPTEMBER
  30, 2000            3,300,000     $     2,211   $ 9,919,557   ($  589,387)   ($2,662,446)   $     5,235
                     ==========     ===========   ===========   ===========    ===========    ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended        Nine Months Ended
                                       ------------------        -----------------
                                      Sept, 30  Sept, 30        Sept, 30   Sept, 30
                                        2000      1999            2000       1999
                                        ----      ----            ----       ----
REVENUES

Rental Income                         $   152,609    $   349,084    $   557,712    $ 1,389,088
Sales of Cigars                            36,614          8,742        111,846         12,596
                                      -----------    -----------    -----------    -----------
    Total Revenues                        189,223        357,826        669,558      1,401,684
                                      -----------    -----------    -----------    -----------

COSTS AND EXPENSES

Selling, General & Administration         494,542        384,709      1,557,643      1,254,698
Depreciation                               29,685         53,500         91,539        150,500
Costs of Cigar Sales                       17,195          5,900         81,646          8,450
                                      -----------    -----------    -----------    -----------
    Total Costs and Expenses              541,422        444,109      1,730,828      1,413,648
                                      -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                  (352,199)       (86,283)    (1,061,270)       (11,964)

Interest Income                             1,668         35,419         27,425         93,495
                                      -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes
  And Extraordinary Item                 (350,531)       (50,864)    (1,033,845)       (81,531)

Income Taxes (Provision) Benefit               --          2,000             --         31,464
                                      -----------    -----------    -----------    -----------

Income (Loss) Before
  Extraordinary Item                     (350,531)       (52,864)    (1,033,845)        50,067

Utilization of Net Operating Losses
  and Foreign Tax Credits                      --             --             --         22,000
                                      -----------    -----------    -----------    -----------

      Net Income (Loss)               ($  350,531)   ($   52,864)   ($1,033,845)   $    72,067
                                      ===========    ===========    ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT - BASIC
    AND FULLY DILUTED

  Common Share Equivalent
    Outstanding                         3,296,600      3,296,600      3,296,600      3,296,600
                                      ===========    ===========    ===========    ===========

      Net Income (Loss)                     ($.11)         ($.02)         ($.31)         ($.02)
                                      ===========    ===========    ===========    ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                            2000            1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      ($1,033,845)   $    72,067
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Off set of Officers notes receivable and Accrued
      Compensation                                           115,000             --
        Depreciation                                          91,539        150,500
  Changes in Assets - (Increase) Decrease
    Accounts Receivable                                      139,114        (14,664)
    Prepaid Expenses and Other Current Assets                 39,069        (83,322)
    Inventory of Cigars                                       75,550        (59,446)
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                    (19,468)       (73,082)
    Foreign Income Tax Payable                                    --          1,686
                                                         -----------    -----------
    Net Cash Provided by (Used In) Operating
      Activities                                            (593,041)        (6,261)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Property and Equipment                           311,690       (535,341)
  Other Assets                                                14,150         (7,612)
                                                         -----------    -----------
    Net Cash Provided By (Used by)Investing
      Activities                                             325,840       (542,953)
                                                         -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                          (174,194)         5,744
                                                         -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (441,395)      (543,470)

CASH AND CASH EQUIVALENTS - BEGINNING                        800,224      1,567,773
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                       $   358,829    $ 1,024,303
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                               $    24,391    $    24,590
                                                         ===========    ===========
  Income Taxes, Foreign                                  $        --    $    19,314
                                                         ===========    ===========


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTENMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A   BUSINESS AND ORGANIZATION

         Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America. The operations include the renting of casino slot machines to casino operators. As of September 30, 2000, the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $4,425,971 including applicable costs for transportation, duty and refurbishing (See note 10).

     B   PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price", whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have been slower than originally anticipated. As of September 30, 2000, the company had expended approximately $1,135,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated balance sheet as follows:

             Cash                                               $    1,000
             Accounts Receivable                                    45,000
             Prepaid and Other Current Assets                        7,000
             Inventory                                             570,000
             Fixed Assets, Net of Accumulated Depreciation         102,000
             Other Assets                                            3,000
             Aggregate Accumulated Deficit                         410,000
                                                                ----------

                  Total Investment                              $1,135,000
                                                                ==========

World's Best Rated Cigar Company had committed with a cigar manufacturer in South America to acquire a minimum number of cigars per month; however, with slower than anticipated cigar operations, this purchase commitment was cancelled.

All material intercompany transactions, balance and profits have been eliminated.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

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

     F   INCOME (LOSS) PER COMMON SHARE

         Earnings (loss) per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The incentive stock options granted (see Note 6) have been considered to be the equivalent of common stock when the market price of the common stock exceeds the exercise price of the options. The increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period. Earnings (loss) per common share assuming full dilution for 1999 were determined on the assumption that the increase in the number of common shares was calculated from the proceeds of the exercise of the options at the end of period price of common stock. During 1999, all other warrants, stock options and underwriter's options (Notes 4 and) are anti-dilative. During 2000 all warrants, stock options, and underwriter's options were anti-dilative.

     G   SIGNIFICANT CONCENTRATION OF CREDIT RISK

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $257,000 and $697,000 as of September 30, 2000 and December 31, 1999 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

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

NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                September 30     December 31,
                                                    2000             1999
                                                 ----------      ------------

         Land & Building (See Note 10)          $   335,365     $   335,363
         Rental Equipment(See Note 10)            4,425,971       4,715,798
         Leasehold Improvements                      26,027          26,027
         Furniture, Fixtures & Office Equipment     183,760         185,327
         Transportation Equipment                    64,487         158,592
                                               ------------    -----------

                     Total                        5,035,610       5,421,107

         Less:  Accumulated Depreciation            870,831         853,099
                                                -----------     -----------

         Property and Equipment - Net           $ 4,164,779     $ 4,568,008
                                                ===========     ===========

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 2.  PROPERTY AND EQUIPMENT (Continued)

         Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the three and nine months ended September 30, 2000, were $22,000 and $70,000, respectively.

         The company leases the land and building it owns in Miami for $1,200 per month, on a month to month basis (See Note 10).

NOTE 3.  NOTE RECEIVABLE - STOCKHOLDER

         The company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999, has been paid by the stockholder. Interest was being charged at a rate of prime plus 1% per annum. In August 2000, the note receivable was off set with the accrued compensation due to the estate of the shareholder - See note 8.

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

                         Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 6.  INCENTIVE STOCK OPTION PLAN

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of 872,000 of employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share.(See Note 11)

NOTE 7.  PROVISION FOR INCOME TAXES

         The provision for income taxes consisted of the following for the nine months ended September 30:

                                                       2000         1999
                                                    ----------   ----------
              Current

                Federal                             $       --   $   10,464
                State                                       --           --
                Foreign                                     --       21,000
                                                    ----------   ----------
                                                            --       31,464

              Deferred

                Federal                                     --           --
                State                                       --           --
                Foreign                                     --           --
                                                    ----------   ----------
                                                            --           --
                                                    ----------   ----------

              Income Tax Provision                  $       --   $   31,464
                                                    ==========   ==========

         The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows:

                                                       2000         1999
                                                    ----------   ----------
         Amount computed using the Federal
           statutory rate                           $       --   $   22,000
         Foreign Taxes                                      --       21,000
         Refund of Prior Years Tax                          --     (11,536)
         Net Operating Losses and Tax Credits               --     (22,000)
                                                    ----------   ----------

         Income Tax Provision, Net                  $       --   $    9,464
                                                    ==========   ==========

         As of September 30, 2000 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $2,700,000 expiring in the year 2015. No valuation allowance has been provided for unremitted foreign profits.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     A   LITIGATION

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

     B   EMPLOYMENT AGREEMENTS

         In January 1997, the company entered into a five year employment agreement with the Chief Executive Officer which provided for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase had been waived. The agreement provided for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of the Chief Executive Officer, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provided that an annual bonus shall be at the discretion of the Board of Directors. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000, the Chief Executive Officer passed away and effective August 2, 2000 the company amended it's employment contract with the surviving widow and primary beneficiary of the Estate of the Chief Executive Officer, where-in the salary continuation clause included in the contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to the amendment of her employment agreement. The employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provide that the officer loan of $115,000 (note 3) was off-set by the accrued compensation as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per anum in the year 2000 and $51,480 in the subsequent year.

         In January 2000 the company entered into two additional employment contracts, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive and $95,000, regardless of the term the employees hold such shares.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

     C   FOREIGN ASSETS

         The accompanying consolidated balance sheets for the period ended September 30, 2000, includes assets relating to the company's slot machine operations in Peru, Colombia and Nicaragua, of $3,650,000, $1,681,000 and $100,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location. In October, 1998, Nicaragua suffered the effects of hurricane "Mitch" and ceased operations in Nicaragua. It is anticipated that all the remaining assets in Nicaragua will ultimately be transferred to other South American subsidiaries or written-off. (See Note 10).

     D   LEASE COMMITMENT

         The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

NOTE 9.  SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

         In 1994, the company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management has concluded its attempt at recovering in the amounts due under the financing arrangement. The receivable that had been shown as a long-term and substantially reserved for the possibility of non-collection, has been written off.

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
                                                           ===========

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

NOTE 11  SUBSEQUENT EVENT

         Effective October 3, 2000 the Board of Directors appointed a new Chairman and Chief Executive Officer, who is to receive 100,000 shares of the company's common stock and warrants to purchase 750,000 shares of additional stock at $1.75 per share. In addition, the company issued in the aggregate 70,000 options in accordance with the company's stock option plan at $1.75 per share.

                        Read accountants' review report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary in late 1995 the Company formed its Colombian subsidiary.

         As of September 30, 2000, the Company had approximately 950 machines under rental contracts in Peru and Colombia.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $10,000 plus additional charges for duty, the used slot machines cost approximately $600 each including freight, duty, and refurbishing expenditures.

         In March 1997, the Company expanded its slot machine operations in Colombia and Nicaragua to include gaming slot route operations. In January 2000, the Company suspended these route operations due to increasing cost of maintaining these routes.

RESULTS OF OPERATIONS

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended September 30, 2000 decreased by $196,475 or 57%, to $152,600 from $349,100 for the comparable period in 1999. The Company's revenues from cigar sales were $36,600 in the third quarter of 2000 as compared to sales of $8,700 for the same period in 1999.

         Revenues from the rental of slot machines in Peru and Colombia for the nine months ended September 30, 2000 decreased by $831,375 or 60%, to $557,700 from $1,389,100 for the comparable period in 1999. The Company's revenues from cigar sales were $111,850 for the nine months ended September 30, 2000 as compared to sales of $12,600 for the same period in 1999.

         The reason for the decrease in revenues was the overall weakness of the economy in South America. Additionally, the decrease was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition as well as the devaluation of foreign currency.

         Selling, general, and administrative expenses incurred in the quarter ended September 30, 2000 increased $109,830 or 28.5%, to $494,540 from $384,700 for the same period in 1999. Selling, general, and administrative expenses incurred for the nine months September 30, 2000 increased $302,945 or 24.1%, to $1,557,645 from $1,254,700 for the same period in 1999.

         The increase is due in part to the increased cost of servicing the older machines.

         Net (loss) for the three months ended September 30, 2000 was ($350,500) or ($0.11) per share compared to ($52,865) loss or ($0.02) per share for the same period in 1999. Net (loss) for the nine months ended September 30, 2000 was ($1,033,845) or ($0.31) per share compared to $72,070 profit or $0.02 per share for the same period in 1999.

         The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures including officer compensation continuation payments.

         Through September 30, 2000 the Company expended approximately $1,135,000 on the establishment of a premium cigar business; minor additional expenditures for marketing and personnel are expected throughout the year 2000. No additional costs associated with acquisitions of new cigars and related inventory occurred in year 2000. In 1999, an insignificant amount was spent to acquire additional inventory. The Company anticipates that it will generate increased revenues from this business in year 2001, although the amount of such increased revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability or loss of the Company is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased approximately $441,400 or 55%, to $359,000 at September 30, 2000 from $800,000 at December 31, 1999. The decrease is attributable primarily to the poor results of the slot machine operations, continued slow growth of the cigar sales, and the increase in overhead expenditures.

         In November 1999 and January 2000 the Chief Financial Officer and the Chief Executive Officer, respectively, of the Company passed away. Each officer was covered by an employment contract, which called for salary continuation of one year in the case of the Chief Financial Officer and two years in the case of the Chief Executive Officer. The continuation salary of Chief Financial Officer was paid to his widow on a monthly basis through November 2000.

         The continuation salary of the Chief Executive Officer was being deferred at the request of his estate. The Company had accrued $144,000 in salary pursuant to the Chief Executive Officer's contract as at June 30, 2000. In August 2000, the Company amended it's employment contract with the surviving widow and primary beneficiary of the Estate of the Chief Executive Officer, where-in the salary continuation clause included in the contract was replaced with a severance agreement which requires the Company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to the amendment of her employment agreement.

         The Company anticipates that its cash flow from operations and interest earned on cash equivalents will be sufficient to meet its cash needs for the next twelve months. The Company does not have any commitments for material capital expenditures.

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

                                             Latin American Casinos, Inc.

   Date: November 14, 2000                   /s/ JEFFREY A. FELDER
                                             ------------------------------
                                             Jeffrey A. Felder
                                             Chief Executive Officer

   Date: November 14, 2000                   /s/ GERALDINE LYONS
                                             ------------------------------
                                             Geraldine Lyons
                                             Acting Chief Financial Officer