Form 10KSB
period 2000-12-31
LATIN AMERICAN CASINOS INC
filed 2001-04-02
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For the fiscal year ended December 31, 2000            Commission File #33-43423


                          LATIN AMERICAN CASINOS, INC.

A Delaware Corporation                                   65-0159115
                                            ------------------------------------
                                            (IRS Employer Identification Number)

2000 NE 164th Street                                            (305) 945-9300
North Miami Beach, FL  33162                                  ------------------
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

                               Yes [X]     No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $669,651.

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 30, 2001: $2,964,324.00.

Number of shares outstanding of the registrant's common stock, as of March 30, 2001: 4,225,000 shares.

                          LATIN AMERICAN CASINOS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            PAGE
PART I

     ITEM 1.   BUSINESS..................................................     1

     ITEM 2.   PROPERTIES................................................     4

     ITEM 3.   LEGAL PROCEEDINGS.........................................     5

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     5

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................     6

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION......................................     7

     ITEM 7.   FINANCIAL STATEMENTS......................................    10

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE....................    10

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS.......................................    10

     ITEM 10.  EXECUTIVE COMPENSATION....................................    11

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT............................................    15

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS/COMPLIANCE WITH SECTION 16(b)................    17

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................    19

                                     PART I

ITEM 1.  BUSINESS

GENERAL

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

SLOT MACHINE OPERATIONS

     The Company concentrates its efforts on the rental of used five reel slot machines. The Company purchases these machines at a fraction of the cost of new machines, which are then refurbished at facilities in Latin America for use in South and Central America. Whereas a new slot machine costs approximately $10,000, plus duty charges, the used slot machines purchased by the Company cost approximately $700 each, including freight, duty, and limited refurbishing expenses. The Company has determined that more extensive refurbishing extends the working life of each slot machine for up to an additional five years. Currently, the expected useful life of a used slot machine is five years. Such additional refurbishing increases the cost of each machine by approximately $100. This refurbishing in no way impacts any government regulations that could mandate obsolescence.

     The Company entered the gaming and casino industry in Peru in 1994. Since then, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various major cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, in late 1995, the Company formed its Colombian subsidiary, and in 1997, the Company formed a subsidiary in Nicaragua, which was liquidated in year 2000.

     As of December 31, 2000, approximately 678 slot machines were in operation in Peru and approximately 324 slot machines were in operation in Colombia. These machines are installed in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. The Company is in the process of scaling down it's operations in both Peru and Columbia in order to prepare for the announced planned merger with Digital Convergence.

     The Company has offices in Lima, Peru; and Bogota, and Medellin, Colombia.

     Hurricane Mitch adversely affected the Company's operations in Nicaragua, which were not substantial, in October 1998. The Company liquidated all of its assets in Nicaragua in the year 2000.

     The Company competes with all the major gaming companies in Latin America, including IGT, Novomatic and Admiral. Many of the companies are more established and have greater resources. The Company, through its current relationships with its existing clients believes that it has created in which the impact of competition from major companies is limited.

SOURCE OF MACHINES

     The Company had purchased used slot machines from several vendors in Australia, including Damlite Pty. Ltd. and Olympic Video Gaming, a subsidiary of International Gaming Technology. The Company's principal vendor is AJ Electronics Repairs Pty. Ltd., ("AJ"), an Australian Company which services and disposes of used slot machines. The loss of any of these suppliers, including AJ, would not have a material adverse effect on the Company's business due to the existence of other sources.

REFURBISHING PROCESS

     All slot machines purchased were delivered to the Company's warehouses in Lima, Peru or Bogota, Colombia and were refurbished by the Company's technicians. Each slot machine is electronically tested for 30 minutes to assure that it is in correct working order. Defective or worn parts are replaced or repaired. Once the technician is satisfied that the machine is in proper working order, the machine is thoroughly cleaned inside and out. At that time, a computerized printed card that translates the rule of play from English to Spanish is placed inside the machine in such a way that it can be seen and read by the slot machine player. Refurbished machines are then placed in service in the various locations. While the refurbishing does extend the useful life of a used slot machine, this refurbishing in no way impacts the effect of any possible government regulations that could mandate obsolescence.

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

GOVERNMENT REGULATION

     The governments of Peru, Colombia have regulations governing gaming activities. Essentially, these regulations establish licensing requirements for slot machine operations. It is anticipated that new regulations governing the age and condition of machines will soon be enacted. The Company takes appropriate steps to verify the licenses of its customers. The Company is in the process of reviewing it's operations in both Peru and Columbia in order to prepare for the announced planned merger with Digital Convergence.

     The Peruvian government, in October 1996, imposed an excise tax of 200% on lessees of gaming equipment, including slot machines. The excise tax caused many of the Company's customers to return their slot machines to the Company rather than pay the higher tax.

     In January 1997, the Company obtained a temporary injunction against the Peruvian government, prohibiting it from implementing the excise tax. The tax issue has been resolved. The Government has lowered the tax to a more realistic level. It is anticipated that new regulations governing the age and condition of machines will be enacted in the coming years. The Company is reviewing its options at the present time.

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

     World's Best Rated Cigar Company ("World's Best") was formed as a subsidiary to distribute cigars produced by Claudio Norberto Mercado. Mr. Mercado resides in Santiago, Dominican Republic, in the Villa Gonzalez region, the heart of the tobacco-growing valley. In a business arrangement, World's Best advanced $75,000 to Mr. Mercado to build a cigar factory. World's Best also advanced the sum of $15,000 to purchase all necessary fixtures to produce cigars, such as molds, rolling tables, compressors, etc. World's Best holds a mortgage on the factory to secure these advances. However, the Company determined that the plan of selling one cigar from one manufacturer was too limited. Therefore, during the summer of 1998, World's Best entered into contractual arrangements with five other manufacturers in Nicaragua, Honduras and the Dominican Republic. All of the manufacturers produce hand made 100% Cuban seed, long leaf filler premium cigars. The manufacturers are world-renowned and they manufacture cigars for over 20% of the brand name cigars currently on the market.

     These agreements allow the Company to acquire cigars at a fraction over their cost and will enable them to be sold at a retail price significantly below the current retail price for brand name premium cigars. The agreements require that the manufacturers use high grade long leaf tobacco, hand roll the cigars utilizing high grade filler and parchment wrapping of a grade selected by the Company and wrap the cigars individually in cellophane and box them for shipping. They also require the manufacturers to retain a specified amount of inventory at all times to satisfy the Company's cigar purchase orders. The cigars are then transported to the Company's facilities in Miami where they are shipped to both retail customers and wholesale distributors.

     The cigars are marketed through our web site: WWW.WORLDSBESTRATED.COM as well as our toll free number in bundles and boxes of twenty-five from the six manufacturers. A color-coded cigar ring identifies each of the products of the six cigar manufacturers. Traffic to the web site and to our toll free number, is generated by our advertising in both traditional and non-traditional cigar magazines, newspapers, electronic advertising. Our clients are provided with literature describing the manufacturer's history, factories and plantations. This change is sales strategy has resulted in a nearly six-fold increase in sales and the Company believes this increase can be sustained through the year 2001

     Suggested retail pricing on the cigars range from $40.00 for a bundle of 25 panatelas to $50.00 for a bundle of 25 presidentes. The popular Churchill size has a suggested retail price of $48.00 for a bundle of 25. These prices are 60% to 80% lower than prices charged in tobacco shops for cigars of the same quality and they include free shipping anywhere in the USA.

     The Company continues to work on establishing relationships with various distributors in the United States who supply convenience stores, restaurants, bars and supermarkets with products. While the Company has had limited success with this strategy, it will continue to attempt to establish these relationship with companies that have various means of distribution. These relationships require many meetings and conversations over a protracted period of time. The Company is committed to pursing these relationships.

EMPLOYEES

     The Company currently has a total of 43 full-time employees. The reduction of 22 employees from the previous year was a result of our operations in Nicaragua, and downsizing of our technical staff in our other locations. The Company has 4 employees in the Miami office: 2 executives and 2 in clerical positions. In Lima, Peru, the Company has 5 clerical employees in its business office, including a general manager and 12 service technicians in its warehouse and remanufacturing plant. In Colombia, the Company employs a total of 7 clerical employees including a general manager in its three business offices and 15 service technicians in its warehouse and refurbishing facility.

     The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's executive offices and operating facilities located at 2000 NE 164th Street, North Miami Beach, Florida 33162 are leased for a period of three years until September 30, 2001, at a monthly rental of $2,500. The premises consist of approximately 3,300 square feet. The property is in overall good condition. In addition the Company is obligated for a two-year lease beginning on February 8, 1999 for warehouse space at a rental of $1400 per month. This lease was renewed at the same rate for a period of one-year with a clause, which permits the Company to terminate the lease with three months notice.

     The Company leases a 2,000 square foot business office in San Isidro, a municipality in Lima, Peru, for $680 per month. The lease terminates in June 2001, with a renewal option. The Company also leases a 10,000 square foot main warehouse and refurbishing facility in Lima, for $1,200 per month, the lease terminates on June 2001. The Company is currently negotiating with the landlords in Lima, Peru for a reduction in rent.

     In Bogota, Colombia the Company leases a 4300 square foot combined office and warehouse facility for $1065 per month. This lease terminates on January 1, 2002. The Company also leases in Bogota an additional 1100 square foot warehouse for $260 per month. This lease expires May 19, 2001. In Medellin, Colombia the Company has rented a 2,700 square foot combined office and warehouse for $465.00 per month. This lease expires on February 1, 2002. The Company is currently negotiating with the landlord in Medellin, Columbia to terminate the lease. The monthly rent has been converted into U.S. Dollars from Columbian Pesos and as such it fluctuates based upon the value of the U.S. Dollar in Columbia.

     The Company was the lessor of office space and used car lot at 11337 NW 7th Avenue in Miami on a month-to-month basis for $1,200 per month. The property is leased to an unrelated party. The Company acquired the property as an office space and used car lot in 1990. This property was converted to a rental property when the Company exited the used vehicle business and entered the slot machine business. Over the years, the Company, expended in excess of $100,000 as a result of environmental concerns on the property. Currently, this property has a market value of approximately $86,000 less than the recorded value, which includes all environmental costs. The Company took a charge to operations in 1999 to reduce the value of this property to its net realizable value. In March 2001, the Company sold this property for its approximate recorded value.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which have or are expected to have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

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

Common Stock                         High              Low
- ------------                         ----              ---

1999
- ----
January 1 - March 31                 1 5/8              27/32
April 1 - June 30                    1 1/2            1 1/8
July 1 - September 30                1 3/8            1 1/32
October 1 - December 31              1 1/8            1 1/32

2000
- ----
January 1 - March 31                 1 1/8            1 1/16
April 1 - June 30                    1 7/16           1 3/16
July 1 - September 30                1 1/4            1 1/4
October 1 - December 31              1 3/4            1 11/16


Warrants                             High              Low
- --------                             ----              ---

1999
- ----
January 1 - March 31                   1/4              1/4
April 1 - June 30                      3/8              1/4
July 1 - September 30                  3/8              5/16
October 1 - December 31                5/16             5/16

2000
- ----
January 1 - March 31                   1/2              5/16
April 1 - June 30                      3/8              5/16
July 1 - September 30                  7/16             5/16
October 1 - December 31                5/8              7/16

     The closing prices for the Common Stock and Warrants on March 28, 2001 were $2.90625 and $.75 respectively.

     There were 48 registered owners and approximately 611 beneficial owners of the Common Stock of the Company as of December 31, 2000. The Company did not declare a dividend in 1998,1999 or 2000.

     As of December 31, 2000, the Company has outstanding (i) 1,500,000 publicly traded Warrants to purchase one share of the Company's Common Stock at an exercise price of $3.00 through December 11, 2001, and (ii) 3,250,000 five year warrants to purchase one common stock at an exercise price of $1.75 per share through December 11, 2005.

     On December 14, 2000 the Company issued and sold $3,500,000 principal amount of Convertible Debentures to certain accredited investors. The Convertible Debentures are convertible Debentures are convertible into shares of Common Stock at a price of $1.75 per share and expires June 13, 2001. The Convertible Debentures were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act and Rule 506 promulgated by the Securities and Exchange Commission under that Section.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

     Revenues from the rental of slot machines in Peru and Colombia for the year ended December 31, 2000 decreased by $1,181,000 or (63.8%), to $670,000 from
$1,851,000 for the comparable period in 1999. The Company's revenues from cigar sales were $163,900 for the year ended December 31, 2000 as compared to sales of $28,000 for the same period in 1999.

     The reason for the decrease in revenues was the overall weakness of the economy in South America. Additionally, the decrease was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition, the devaluation of foreign currency as well as the need to replace machines with newer more modern equipment.

     Selling, general, and administrative expenses incurred in the year ended December 31, 2000 increased $823,500 or 46.5%, to $2,595,200 from $1,771,700 for the same period in 1999.

     The Company recorded non-recurring expenses of compensation for stock issued of $350,000, costs associated with the liquidation of Nicaragua of $162,000 and officer compensation of $115,000 due the former Chief operating officer, Lloyd Lyons, under his employment agreement. The increase is also due in part to the increased cost of servicing the older machines and the cost of severance requirements in these countries

     Net (loss) for the year ended December 31, 2000 was ($2,116,800) or ($0.63) per share compared to ($1,506,300) loss or ($0.46) per share for the same period in 1999.

     The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures including officer compensation.

     Through 2000 the Company expended approximately $1,142,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected in year 2001. The Company expended approximately $42,000 in 2000 in the cigar business down from $174,000 in 1999 a decrease of $132,000. There were no costs associated with acquisitions of cigars and related inventory in 2000, which resulted in the decrease in the expenditures in cigar operations in year 2000. The Company anticipates that it will generate significant revenues from this business in year 2001, although the amount of such revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability of the Company is uncertain.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $3,622,700 or 452%, to $4,422,715 at December 31, 2000 from $800,000 at December 31, 1999. The increase is attributable to the issuance of debentures in December 2000, which resulted in a $3,435,000 net of expenses being received. In addition, stock options were exercised which resulted in an increase in cash of $725,000.

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

ITEM 7.  FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements                   FORM 10-KSB
                                                                  -----------

     Independent Auditors' Report                                     F-2

     Consolidated Balance Sheets as of December 31, 1998
     and 1999                                                         F-3

     Consolidated Statements of Operations for the years
     ended December 31, 1998 and 1999                                 F-4

     Consolidated Statements of Changes in Stockholders'
     Equity for years ended December 31, 1998 and 1999                F-5

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1998 and 1999                                 F-6

     Notes to the Consolidated Financial Statements                   F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The executive officers and directors of the Company are as follows:

     Name                              Age                Position
     ----                              ---                --------

     Todd Sanders                      29                 Director, Chief
                                                          Executive Officer

     William Bossung                   42                 Director, Chief
                                                          Operating Officer

     Jose A. Caballero                 43                 Director

     Michael Iscove                    49                 Director

     Dennis R. Barry                   61                 Director

     Directors are elected to an annual term that expires at our Company's annual meeting of stockholders.

     Mr. Sanders joined the Company as a Director and Chief Executive Officer in October 2000. For the last five years Mr. Sanders has been acting as a private financier of both public and private ventures. Since 1998 Mr. Sanders has been the President of Strategic Capital Consultants, Inc., an Orange County, California based corporate finance and business development consulting company.

     Mr. Bossung joined the Company as a Director and Chief Operating Officer in October 2000. For approximately the last ten years Mr. Bossung has been President of Alliance Financial Network, Inc. which provides financial consulting for public and private companies. From early 1995 until mid 1997 Mr. Bossung was the Director of Corporate Finance for Chadmoore Wireless Group, Inc. which was subsequently acquired by Nextel.

     Mr. Caballero has served on the Board of Directors since April 1994. Mr. Caballero is the Vice President of Exfi International Corporation, an advertising and marketing agency that specializes in doing work for companies that plan to expand their business into Latin America. Mr. Caballero has been with Exfi International Corporation since 1987.

     Mr. Iscove joined the Company in October 2000 as a Director. From June 1995 to date, Mr. Iscove served as the Chairman, President and Chief Executive Officer of Sirius Corporate Finance Inc.

     Mr. Dennis R. Barry has been a member of the Board of Directors since June of 1999. Mr. Barry has been employed as a commercial mortgage broker and real estate salesman for the past 15 years. He was a Vice President with the Mortgage Corporation of America where he worked from 1997 to 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2000, the Company believes that, during the year ended December 31, 2000, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements other than one late report filed by each of Messrs. Sanders, Bossung, Iscove, Barry, and Caballero.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued during the last three completed fiscal years ended December 31, 2000 by the Company for services rendered by the Lloyd Lyons, Chief Executive Officer during those years (and part of fiscal 2000), and Todd Sanders, Chief Executive Officer for part of fiscal 2000, and William Bossung, Chief Executive Officer for part of fiscal 2000:

                           SUMMARY COMPENSATION TABLE

===================================================================================================================
                                 Annual Compensation                            Long Term Compensation
- -------------------------------------------------------------------------------------------------------------------

                                                                             Awards                  Payouts
- -------------------------------------------------------------------------------------------------------------------

  (a)                (b)         (c)          (d)         (e)          (f)           (g)          (h)        (i)
- -------------------------------------------------------------------------------------------------------------------

                                                        Other
                                                        Annual     Restricted                             All Other
Name and                                                Compen-       Stock         Options      LTIP      Compen-
Principal                      Salary        Bonus      sation        Awards          SARs      Payouts     sation
Position             Year         $            $           $            $              #           $           $
- -------------------------------------------------------------------------------------------------------------------

Lloyd               2000 (2)   151,000           --          --          --             --         --          --
Lyons,
Chief               1999       348,000      348,000     [42,000]                   650,000 (1)     --          --
Executive
Officer             1998       300,000      300,000          --                    650,000 (1)     --          --


Todd Sanders,       2000 (3)        --           --          --     100,000 (3)    750,000 (3)     --          --
Sanders,
Chief
Executive
Officer


William             2000 (4)        --           --          --     100,000 (4)    750,000 (4)     --          --
Bossung,
Chief
Operating
Officer

===================================================================================================================

(1)  Options which were re-priced from $2.50 to $1.00 per share.
(2)  Including wage continuation payments and offset of loans from Company.
(3) Became Chief Executive Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Sanders 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share.
(4) Became Chief Operating Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Bossung 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share.

REPORT ON RE-PRICING OF OPTIONS

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

     The following table sets forth certain information with respect to outstanding stock options held by the Lloyd Lyons Chief Executive Officer (for part of 2000) or exercised in 2000.

==================================================================================================================
                       Shares                            Number of Securities           Value of Un-exercised
      Name          Acquired On       Value            Underlying Un-exercised         In-the-Money Options at
       (a)          Exercise (#)   Realized ($)      Options at December 31, 1998         December 31, 1998
- ------------------------------------------------------------------------------------------------------------------

                                                     Exercisable    Un-exercisable    Exercisable   Un-exercisable
- ------------------------------------------------------------------------------------------------------------------

Lloyd Lyons           650,000           0                 --               --              --              --
==================================================================================================================


EMPLOYMENT AGREEMENTS

     In January 1997, the Company entered into a five-year employment agreement with Lloyd Lyons, that provided for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The contract provided for salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended it's employment contract with the surviving widow (Geraldine Lyons, the Company's CFO) and primary beneficiary of the Estate of the Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the Company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement

     The Company entered into two-year employment contracts with Jeffrey A. Felder, CEO, Geraldine Lyons, CFO, and Angel Garcia, President of Latin American Operations on January 27, 2000, calling for salaries of $70,000, $50,000 and $43,000 respectively for the first year. The contracts call for a ten percent increase in salary during the second year of each contract.

     The Company entered into two additional one-year employment agreements with the Todd Sanders the Chief Executive Officer and William Bossung the Chief Operating Officer whereby the Company issued each of them 100,000 shares of stock and warrants to purchase 750,000 shares of Common Stock at $1.75 per share.

     Other than the incentive bonus plan described above and the stock option plans described below, as of December 31, 2000, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

DIRECTOR COMPENSATION

     Non-Management directors receive $300 for each meeting attended.

1994 STOCK OPTION PLAN

     In June 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Plan"). The maximum number of shares available for issuance under the Plan is 1,500,000 shares. The Plan terminates on June 13, 2004. The Plan is designed to provide additional incentives for Directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Board of Directors administers the Plan. The Plan authorizes the Board of Directors to grant key employees selected by it, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying, as incentive stock options must not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plan to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 100% of the fair market value on the date of grant. Fair market value has been determined to be the closing sales price for the Company's common stock reported by NASDAQ. In October 2000 the Board of Directors authorized the issuance of stock options under the Plan to certain officers and directors of the Company as more fully set forth in the footnotes to the Security Ownership table in Item 11 below.

INCENTIVE STOCK OPTIONS OUTSTANDING

                                                        Amount  Price Per Share
                                                        ------  ---------------

         Options Outstanding at January 1, 2000         932,500       1.00
         Additional Options Issued                       35,000       1.06
         Additional Options Issued                       80,000       1.75
         Options Lapsed                                 (85,000)      1.00
         Options Exercised                             (725,000)      1.00
                                                        -------
         Options Outstanding at December 31, 2000       237,500
                                                        =======

     The Board of Directors may amend the Plan at any time but may not, without shareholder approval, adopt any amendment, which would materially increase the benefits accruing to participants, or materially modify the eligibility requirements. The Company also may not, without shareholder approval, adopt any amendment, which would increase the maximum number of shares, which may be issued under the Plans, unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company. In March 1999, the Board of Directors authorized an amendment to the Plan increasing the number of shares to be issued thereunder from 1,000,000 to 1,500,000. This amendment was submitted for shareholder approval at the 1998 Annual Meeting and was approved.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 28, 2001, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:

- -----------------------------------------------------------------------------------------------------------
                                                            Number of Shares
            Name                                          Beneficially Owned(1)        Percent of Class (1)
- -----------------------------------------------------------------------------------------------------------
William Bossung                                               1,589,403 (2)                   14.2%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
Todd Sanders                                                  1,475,117 (3)                   13.2%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
Augustine Fund, L.P.                                          3,121,234 (4)                   27.8%
141 W. Jackson, Suite 2182, Chicago, IL 60604
- -----------------------------------------------------------------------------------------------------------
M.H. Meyerson & Co. Inc.                                        982,463 (5)                    8.8%
525 Washington Boulevard
Jersey City, NJ 07503
- -----------------------------------------------------------------------------------------------------------
Geraldine Lyons                                                 226,024 (6)                      2%
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
Angel Garcia                                                     75,000 (7)                      *
Mariscal Sucre 321 Miraflores
Lima, 18 Peru
- -----------------------------------------------------------------------------------------------------------
Kenneth Koock                                                   263,750 (8)                    2.4%
525 Washington Boulevard
Jersey City, NJ 07503
- -----------------------------------------------------------------------------------------------------------
Jose A. Caballero                                                35,000 (9)                      *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
Jeffrey A. Felder                                                50,092 (10)                     *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
                                                            Number of Shares
            Name                                          Beneficially Owned(1)        Percent of Class (1)
- -----------------------------------------------------------------------------------------------------------
Dennis R. Barry                                                  30,000 (11)                     *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
Michael Iscove                                                   50,000 (12)                     *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
- -----------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as a group               3,530,636                       31.4% (13)
- -----------------------------------------------------------------------------------------------------------

*    Less than 1%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 28, 2001.

(2) Mr. Bossung is the Chief Operating Officer and a Director of the Company. Includes 125,000 shares which may be acquired upon exercise of Company's publicly traded warrants, 200,000 shares which may be acquired upon conversion of the Company's Convertible Debentures, and 750,000 shares which may be acquired upon exercise of the Company's private warrants at a price of $1.75 per share.

(3) Mr. Sanders is the Chief Executive Officer and a Director of the Company. Includes 125,000 shares which may be acquired upon exercise of Company's publicly traded warrants, 85,714 shares which may be acquired upon conversion of the Company's Convertible Debentures, and 750,000 shares which may be acquired upon exercise of the Company's private warrants at a price of $1.75 per share.

(4) Based upon filings by Augustine Fund, L.P. with the Securities and Exchange Commission. Includes 457,143 shares which may be acquired upon conversion of the Company's Convertible Debentures owned by Augustine Fund, L.P. Includes 285,714 shares which may be acquired upon conversion of the Company's Convertible Debentures owned by Brian D. Porter. Includes 28,571 shares which may be acquired upon conversion of the Company's Convertible Debentures and 45,000 shares which may be acquired upon exercise of the Company's private warrants owned by David M. Matteson at a price of $1.75 per share. Mr. Porter and Mr. Matteson are either controlling members, directors and officers of Augustine Capital, the general partner of Augustine Fund L.P. Also, includes 750,000 shares which may be acquired upon exercise of the Company's private warrants at a price of $1.75 per share owned by Delano Group Securities LLC, which is owned, controlled and/or managed by certain affiliates of Augustine Fund L.P.

(5) Includes 554,050 shares of stock which may be acquired upon exercise of the Company's publicly traded warrants, and 103,000 shares of stock which may be acquired upon exercise of investment banker warrants exercisable at $1.06 per share.

(6) Includes 10,000 shares which may be acquired upon exercise of Company options which are exercisable at $1.75 per share, and 41,024 shares of Common Stock held in trust for grandchildren.

(7) Includes 65,000 shares which may be acquired upon exercise of Company options which are exercisable at $1.00 per share and 10,000 shares which may be acquired upon exercise of Company options which are exercisable at $1.75 per share.

(8) Includes 100,750 shares which may be acquired upon exercise of investment banker warrants exercisable at $1.06 per share.

(9) Includes 25,000 shares which may be acquired upon exercise of Company options exercisable at $1.06 per share and 10,000 shares which may be acquired upon exercise of Company options exercisable at $1.75 per share.

(10) Includes 5,000 shares which may be acquired upon exercise of Company options exercisable at $1.06 per share and 25,000 shares which may be acquired upon exercise of Company options exercisable at $1.75 per share.

(11) Includes 5,000 shares which may be acquired upon exercise of Company options exercisable at $1.06 per share and 25,000 shares which may be acquired upon exercise of Company options exercisable at $1.75 per share.

(12) Includes 50,000 shares which may be acquired upon exercise of the Company's private warrants.

(13) Percentage is based upon a total number of shares assuming conversion in full of the Company's Convertible Debentures, and exercise in full of all of the Company's publicly traded warrants and private warrants. Also assumes the exercise of 237,500 of the Company's options into shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company advanced $150,000 to Lloyd Lyons, the Chief Executive Officer in 1993. Mr. Lyons repaid $21,000 during 1994, $4,000 during 1997, $8,000 in
1998 and $2,000 in 1999. All interest charged through December 31, 1999, had been paid by Mr. Lyons. Interest was being charged at a rate of prime plus 1% per annum. In August 2000, the note receivable was off set with the accrued compensation due to the estate of Mr. Lyons - which resulted in an additional $115,000 of compensation being recorded.

     In December 2000 the Company entered into an agreement with Delano Group Securities LLC (which is owned, controlled and/or managed by certain affiliates of Augustine Fund L.P.) to render investment banking, capital formation, consulting and advisory services. Pursuant to this agreement Delano received warrants to purchase 1,500,000 shares of Common Stock at a price of $1.75 per share. These warrants expire on December 11, 2005.

     In December 2000 the Company issued and sold $3,500,000 principal amount of 6% Convertible Debentures. These Convertible Debentures are convertible into shares of Common Stock at a price of $1.75 per share and mature on June 13, 2001. The following officers and greater than five percent owners of Common Stock are owners of the Convertible Debentures: Todd Sanders, Chief Executive Officer, Director, $150,000 principal amount of Convertible Debentures; William Bossung, Chief Operating Officer, Director, $350,000 principal amount of Convertible Debentures; John Porter, controlling member, director or officer of Augustine Capital Augustine Capital, the general partner of Augustine Fund L.P. a greater than five percent owner, $500,000 principal amount of Convertible Debentures; David Matteson, controlling member, director or officer of Augustine Capital Augustine Capital, the general partner of Augustine Fund L.P. a greater than five percent owner, $50,000 principal amount of Convertible Debentures; and Augustine Fund, L.P., greater than five percent owner, $800,000 principal amount of Convertible Debentures.

     For more information concerning transactions between us and related parties, see Note 13 of the Notes to the Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index of exhibits as required by Item 601 of Regulation S-B.

     Exhibit No.      Description of Exhibit
     -----------      ----------------------

        3.1           Articles of Incorporation (Delaware), as amended

        3.2 Certificate of Merger Merging Repossession Auction, Inc. (Florida corporation) and Repossession Auction, Inc. (Delaware corporation)

        3.3           Bylaws

        4.3           Form of publicly traded Warrant Agreement

        4.4           Form of private warrant dated December 12, 2000

        4.5           Form of 6% Convertible Debenture dated December 14, 2000

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

        10.5 Lease dated September 9, 1998 between Company and Oska Partnership re: executive offices.

        10.6 Agreement dated July 12, 1998 with Tabacelera Panamericano Y Del Caribe S.A. (with certain portions omitted pursuant to Rule 24b-2)

        10.7 Agreement dated July 20, 1998 with Tabacos DeOriente (with certain portions omitted pursuant to Rule 24b-2)

        10.8 Agreement dated July 20, 1998 with Tabacos Del Caribe (with certain portions omitted pursuant to Rule 24b-2)

        10.9 Agreement dated July 12, 1998 with Tacunisa (with certain portions omitted pursuant to Rule 24b-2)

        10.10 Agreement dated July 12, 1998 with Tabanica, S.A. (with certain portions omitted pursuant to Rule 24b-2)

     Exhibit No.      Description of Exhibit
     -----------      ----------------------

        10.11 Form of Employment Agreement between the Company and Todd Sanders dated March 2001

        10.12 Form of Employment Agreement between the Company and William Bossung dated March 2001

        10.13 Form of Agreement between the Company and Delano Group Securities LLC dated December 2000

        10.14 Form of Convertible Debenture Purchase Agreement dated December 14, 2001

        27.1          Financial Data Schedule

(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1997.

     (b)  Reports on Form 8-K

        10/4/00       Change in Control of Registrant and Other Events
        11/17/00      Other Events
        12/14/00      Other Events

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                  AUDIT REPORT

                             AS OF DECEMBER 31, 2000

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES

                                    CONTENTS

Independent Auditor's Report                                             F-1

Consolidated Balance Sheets as of December 31, 2000
  and December 31, 1999                                                  F-2

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2000 and 1999                  F-3

Consolidated Statements of Operations for the years
  Ended December 31, 2000 and 1999                                       F-4

Consolidated Statements of Cash Flows for the years
  Ended December 31, 2000 and 1999                                       F-5

Notes to Consolidated Financial Statements as of December 31,
  2000 and December 31, 1999                                          F-6 - F-13

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of December 31, 2000, and 1999 the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended. These consolidated financial statements are the responsibility on the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 2000 and 1999 the results of their operations and there cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 10 to the financial statements the company reduced its asset values and has charged current operations with the $1,515,000 asset impairment cost.

Shubitz Rosenbloom & Co., P.A.



Miami, Florida
March 15, 2001

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                             December 31,    December 31,
                                                                 2000            1999
                                                             ------------    ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                  $  4,422,715    $    800,223
  Accounts Receivable, Less
    $150,000 of Allowance for Doubtful Accounts
      in 2000 and 1999                                          1,382,382       1,591,399
  Inventory                                                       539,560         645,172
  Prepaid Expenses and Other Current Assets                       136,717         212,429
                                                             ------------    ------------

          Total Current Assets                                  6,481,374       3,249,223
                                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                                    3,772,795       4,568,008
                                                             ------------    ------------

OTHER ASSETS
  Financing Arrangement Receivable                                     --          94,624
  Deposits                                                         11,609          11,609
  Note Receivable - Stockholder                                        --         115,000
  Other Assets                                                     46,208          25,925
                                                             ------------    ------------
          Total Other Assets                                       57,817         247,158
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 10,311,986    $  8,064,389
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                      $    190,703    $    191,650
  Debentures Payable                                            3,500,000              --
                                                             ------------    ------------
          Total Current Liabilities                             3,690,703         191,650
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                          --              --
                                                             ------------    ------------

          Total Liabilities                                     3,690,703         191,650
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 4,225,000 Shares Issued
    4,221,600 Shares Outstanding and 3,400 Shares
    held as Treasury Stock                                          2,831           2,211
  Additional Paid-In Capital                                   10,929,437       9,919,557
  Cumulative Other Comprehensive Income (Loss)                   (560,326)       (415,193)
  Retained Earnings (Deficit)                                  (3,745,424)     (1,628,601)
  Treasury Stock, at cost                                          (5,235)         (5,235)
                                                             ------------    ------------

          Total Stockholders' Equity                            6,621,283       7,872,739
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,311,986    $  8,064,389
                                                             ============    ============

                        See Independent Auditor's Report.

           The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                              Common Stock
                              ------------
                           Number        Par        Additional   Cumulative      Retained
                             of         Value        Paid-In    Comprehensive    Earnings       Treasury
                           Shares      $.00067       Capital    Income (Loss)    (Deficit)       Stock
                           ------      -------       -------    -------------    ---------       -----
BALANCE
 JANUARY 1,1999          3,300,000   $     2,211   $ 9,919,557   ($  517,151)   ($  122,309)   $     5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                   --            --            --       101,958             --             --

NET LOSS FOR
 THE YEAR ENDED
 DECEMBER 31, 1999              --            --            --            --     (1,506,292)            --
                         ---------   -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER
 31, 1999                3,300,000         2,211     9,919,557      (415,193)    (1,628,601)         5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                   --            --            --      (145,133)            --             --

EXERCISE OF
 STOCK OPTIONS             725,000           486       724,514            --             --             --

STOCK ISSUED AS
 COMPENSATION              200,000           134       349,866            --             --             --

COST INCURRED IN
 REGARD TO PRIVATE
 PLACEMENT                      --            --                     (64,500)            --             --

NET LOSS FOR THE
 YEAR ENDED DECEMBER
 31, 2000                       --            --            --            --     (2,116,823)            --
                         ---------   -----------   -----------   -----------    -----------    -----------

BALANCE DECEMBER
 31, 2000                4,225,000   $     2,831   $10,929,437   ($  560,326)   ($3,745,424)   $     5,235
                         =========   ===========   ===========    ==========     ==========    ===========

                        See Independent Auditor's Report.

          The accompany notes are an integral part of this statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000             1999
                                                   -----------      -----------

REVENUE
   Rental Income                                   $   669,651      $ 1,851,062
   Sales of Cigars                                     163,886           28,009
                                                   -----------      -----------

         Total Revenues                            $   833,537      $ 1,879,071
                                                   -----------      -----------

COST AND EXPENSES
   Selling, General & Administration                 2,595,199        1,771,763
   Depreciation                                        268,462          197,187
   Cost of Cigar Sales                                 119,183           22,407
                                                   -----------      -----------

         Total Cost and Expenses                   $ 2,982,844      $ 1,991,357
                                                   -----------      -----------

Operating Income (Loss)                             (2,149,307)        (221,286)
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
   Interest Income                                      35,957          109,458
   Restructuring Charges                                    --       (1,515,000)
                                                   -----------      -----------

         Net Other Income (Expenses)                    35,957       (1,405,542)
                                                   -----------      -----------

Income (Loss) Before Income Taxes                   (2,113,350)      (1,517,828)

Income Taxes (Provision) Benefit                         3,473           11,536
                                                   -----------      -----------

Net Income (Loss)                                  $ 2,116,823)     ($1,506,292)
                                                   ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT BASIC AND
   FULLY DILUTED

      Common Share Equivalent Outstanding            3,367,200        3,296,000
                                                   ===========      ===========

         Net Income (Loss) per share               ($      .63)     ($      .46)
                                                   ===========      ===========

                        See Independent Auditor's Report.

           The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 20000 AND 1999

                                                              2000           1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                       ($2,116,823)   ($1,506,292)
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Off set of Officers Notes Receivable and Accrued
      Compensation                                            115,000             --
        Depreciation                                          268,462        197,187
        Issuance of Stock Accounted for As Compensation       350,000             --
        Reconstructing Charge                                      --      1,515,963

  Changes in Assets - (Increase) Decrease
    Accounts Receivable                                       303,641       (269,269)
  Prepaid Expenses and Other Current Assets                    75,712        (21,953)
    Inventory of Cigars                                       105,612         80,437
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                        (947)       (56,439)
    Foreign Income Tax Payable                                     --        (28,707)
                                                          -----------    -----------

    Net Cash Provided by (Used In) Operating
      Activities                                             (899,343)       (89,073)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Property and Equipment                            526,751       (783,424)
  Other Assets                                                (20,283)         2,989
                                                          -----------    -----------

    Net Cash Provided By (Used by)Investing
      Activities                                              506,468       (780,435)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenditures incurred in connection with
    Private Placement                                         (64,500)            --
  Issuance of Debentures                                    3,500,000             --
  Exercise of Stock Options                                   725,000             --
                                                          -----------    -----------
    Net Cash Provided From Financing Activities             4,160,500             --
                                                          -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                           (145,133)       101,958
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,622,492       (767,550)

CASH AND CASH EQUIVALENTS - BEGINNING                         800,223      1,567,773
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                        $ 4,422,715    $   800,223
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                                $        --    $        --
                                                          ===========    ===========
  Income Taxes, Foreign                                   $     3,473    $    28,707
                                                          ===========    ===========

                        See Independent Auditor's Report

           The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A    BUSINESS AND ORGANIZATION

          Latin American Casinos, Inc. (formerly Repossession Auction, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

          In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines to casino operators. As of December 31, 2000, the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $4,197,282 including applicable costs for transportation, duty and refurbishing (See note 10).

     B    PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTPA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World will market premium cigars at "off price", whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. Operations of these subsidiaries have been slower than originally anticipated. As of December 31, 2000, the company had expended approximately $1,142,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated balance sheet as follows:

               Cash                                            $    2,000
               Accounts Receivable                                 55,000
               Prepaid and Other Current Assets                    17,000
               Inventory                                          540,000
               Fixed Assets, Net of Accumulated Depreciation       75,000
               Other Assets                                         3,000
               Aggregate Accumulated Deficit                      450,000
                                                               ----------
                    Total Investment                           $1,142,000
                                                               ==========

          All material intercompany transactions, balance and profits have been eliminated.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF DECEMER 31, 2000 AND 1999

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

     F    INCOME (LOSS) PER COMMON SHARE

          Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2000 and 1999 all warrants, stock options and underwriter's options (Note 5, 6, 7) were anti-dilutive.

     G    SIGNIFICANT CONCENTRATION OF CREDIT RISK

          The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $4,320,000 and $697,000 as of December 31, 2000 and December 31, 1999 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                        AS OF DECEMBER 31, 2000 AND 1999

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

NOTE 2.   PROPERTY AND EQUIPMENT

          Property and equipment are summarized as follows:

                                                   December 31  December 31,
                                                      2000         1999
                                                   ----------   ----------

          Land & Building (See Note 10)            $  335,363   $  335,363
          Rental Equipment(See Note 10)             4,197,282    4,715,798
          Leasehold Improvements                       26,027       26,027
          Furniture, Fixtures & Office Equipment      141,914      185,327
          Transportation Equipment                     48,510      158,592
                                                   ----------   ----------

                     Total                          4,749,096    5,421,107

          Less:  Accumulated Depreciation             976,301      853,099
                                                   ----------   ----------

          Property and Equipment - Net             $3,772,795   $4,568,008
                                                   ==========   ==========

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE 2.   PROPERTY AND EQUIPMENT (Continued)

          Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

          Rent expense for the years ended December 31, 2000 and 1999 were $92,000 and $113,000, respectively.

          The company leases the land and building it owns in Miami for $1,200 per month, on a month to month basis (See Note 10).

NOTE 3.   NOTE RECEIVABLE - STOCKHOLDER

          The company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999, has been paid by the stockholder. Interest was being charged at a rate of prime plus 1% per annum. In August 2000, the note receivable was off set with the accrued compensation due to the estate of the shareholder - which resulted in an additional $115,000 of compensation being recorded (See note 9).

NOTE 4.   WARRANTS AND OPTIONS

          As of December 31, 2000, the company has outstanding 1,500,000 publicly traded warrants to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the board of directors authorized the issuance of an additional 3,250,000 five year stock warrants to acquire common stock at $1.75 per share.

NOTE 5.   INVESTMENT BANKER WARRANTS

          Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER31, 31, 2000 AND 1999

NOTE 6.   INCENTIVE STOCK OPTION PLAN

          On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February 2000 the company issued 35,000 options at an exercise price of $1.06 and in December 2000 the company issued 80,000 options exercisable at a 1.75 exercise price.

          INCENTIVE STOCK OPTIONS OUTSTANDING

                                                       Amount   Price Per Share
                                                       ------   ---------------

          Options Outstanding at January 1, 2000       932,500       1.00
          Additional Options Issued                     35,000       1.06
          Additional Options Issued                     80,000       1.75
          Options Lapsed                               (85,000)      1.00
          Options Exercised                           (725,000)      1.00
                                                       -------
          Options Outstanding at December 31, 2000     237,500
                                                       =======

NOTE 7.   DEBENTURES

          In December 2000 the company, through a Private Placement, issued $3,500,000 principle amount of 6% Convertible Debentures. These Debentures are due June 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share.

NOTE 8.   PROVISION OF INCOME TAXES

          As of December 31, 2000 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $3,783,000 expiring in the year 2015. No valuation allowance has been provided for unremitted foreign profits.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE 9.   COMMITMENTS AND CONTINGENCIES

     A    LITIGATION

          The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.

     B    EMPLOYMENT AGREEMENTS

          In January 1997, the company entered into a five year employment agreement with Lloyd Lyons which provided for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase had been waived. The agreement provided for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provided that an annual bonus shall be at the discretion of the Board of Directors. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended it's employment contract with the surviving widow and primary beneficiary of the Estate of the Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that the officer loan of $115,000 (note 3) was off-set by the accrued compensation as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per anum in the year 2000 and $51,480 in the subsequent year.

          In January 2000 the company entered into two additional employment contracts, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares.

          The company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer requiring the company issue 100,000 shares of stock individually and 750,000 warrants to purchase additional common stock at $1.75 per share, individually (see notes 4 & 12).

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE 9.   COMMITMENTS AND CONTINGENCIES  (Continued)

     C    FOREIGN ASSETS

          The accompanying consolidated balance sheets for the period ended September 30, 2000, includes assets relating to the company's slot machine operations in Peru and Colombia of $3,537,000 and $1,281,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location. In October, 1998, Nicaragua suffered the effects of hurricane "Mitch" and ceased operations in Nicaragua. In the year 2000 the company had decided to liquidate all assets remaining in Nicaragua included in operating expense is $75,000 in compensation and $87,000 of asset losses incurred, primarily due to the physical deterioration of these assets.

     D    LEASE COMMITMENT

          The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for two year lease for warehouse space at a monthly rent of $1,400.

NOTE 10.  SUBLEASE AGREEMENT AND FINANCING ARRANGEMENT

          In 1994, the company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sublessee's stockholder. As of May 1, 1995, the sublessee abandoned the property without notice. Management has concluded its attempt at recovering in the amounts due under the financing arrangement. The receivable that had been shown as a long-term and substantially reserved for the possibility of non-collection, has been written off during 2000.

NOTE 11.  RESTRUCTURING LOSSES

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

              Gaming Equipment Asset Impairment Cost    $1,245,000
              Miami Real Estate Impairment Cost             86,000
              Reduction of Cigar investment                169,000
                                                        ----------

                                  Total                 $1,500,000
                                                        ==========

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE 12.  QUARTERLY INTERIM FINANCIAL INFORMATION (Unaudited)

          The company recorded the following expenses in the last quarter of the year which unduly burdened the loss incurred during that quarter.

               o    Compensation for Stock Issued              $ 350,000
                    o    Liquidation and Incremental Cost        162,000
                         incurred Nicaragua (Note 9)           ---------
                                                               $ 512,000
                                                               =========

NOTE 13.  SUBSEQUENT EVENT

          In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. Digital Convergence is a provider of E-business software products and consulting services. The letter of intent contemplates a tax free exchange of stock and is subject to definitive negotiated merger agreement which has not been completed. The company has deferred $37,500 of cost incurred in connection with this merger.

          In March, 2001 the company sold it's Miami property for a total consideration of $145,000 which approximates the recorded value of the property (see note 11).

                        See Independent Auditor's Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Latin American Casinos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LATIN AMERICAN CASINOS, INC.


                                       By: /s/ JEFFREY A. FELDER
                                           -------------------------------------
                                           Jeffrey A. Felder, President

                                       Date: April 2, 2001
                                             -----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Latin American Casinos, Inc., and in the capacities and on the 2nd day of April, 2001.


                                           /s/ JEFFREY A. FELDER
                                           -------------------------------------
                                           Jeffrey A. Felder, President


                                           /s/ TODD SANDERS
                                           -------------------------------------
                                           Todd Sanders, Chief Executive
                                           Officer, Director


                                           /s/ WILLIAM BOSSUNG
                                           -------------------------------------
                                           William Bossung, Chief Operating
                                           Officer, Director

                                           /s/ GERALDINE LYONS
                                           -------------------------------------
                                           Geraldine Lyons, Secretary, and Chief
                                           Financial Officer


                                           /s/ JOSE A. CABALLERO
                                           -------------------------------------
                                           Jose A. Caballero, Director


                                           /s/ DENNIS R. BARRY
                                           -------------------------------------
                                           Dennis R. Barry, Director