Form 10QSB
period 2001-03-31
LATIN AMERICAN CASINOS INC
filed 2001-05-21
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

        Yes [X]                                             No [ ]


         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 4,221,600 shares of common stock, $0.00067 par value per share.

                                    CONTENTS



Accountant's Review Report                                                1

Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000                                                   2

Consolidated Statements of Changes in Stockholders'
  Equity for the Three months ended March 31, 2001 and
   Year Ended December 31, 2000                                           3

Consolidated Statements of Operations for the Three months
   Ended March 31, 2001 and 2000                                          4

Consolidated Statements of Cash Flows for the Three months
   Ended March 31, 2001 and 2000                                          5

Notes to Consolidated Financial Statements as of March 31, 2001
  and December 31, 2000                                                   6-12

                           Accountants' Review Report



To the Board of Directors of:
  Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three months ended March 31, 2001, in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended December 31, 2000 was audited by us and we expressed an unqualified opinion on it in our report dated March 15, 2001, but we have not performed any auditing procedures since that date.

Shubitz Rosenbloom & Co., P.A.




Miami, Florida
May 18, 2001

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                     ASSETS
                                     ------

                                                        March 31,     December 31,
                                                          2001            2000
                                                      ------------    ------------
CURRENT ASSETS
   Cash and Cash Equivalents                          $  4,381,785    $  4,422,715
   Accounts Receivable, Less $150,000 of
     Allowance for Doubtful Accounts
     in 2001 and 2000                                    1,282,858       1,382,382
   Inventory                                               554,764         539,560
   Prepaid Expenses and Other Current Assets               142,262         136,717
                                                      ------------    ------------

                 Total Current Assets                    6,361,669       6,481,374
                                                      ------------    ------------

PROPERTY AND EQUIPMENT - NET                             3,277,362       3,772,795
                                                      ------------    ------------

OTHER ASSETS
   Deposits                                                 11,609          11,609
   Other Assets
             Total Other Assets                             50,504          46,208
                                                      ------------    ------------
                                                            62,113          57,817
                                                      ------------    ------------

   TOTAL ASSETS                                       $  9,701,144    $ 10,311,986
                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                   139,576    $    190,703
   Debentures Payable                                    3,500,000       3,500,000
                                                      ------------    ------------
            Total Current Liabilities                    3,639,576       3,690,703
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                   --              --
                                                      ------------    ------------

            Total Liabilities                            3,639,576       3,690,703
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 4,225,000 Shares Issued
      4,221,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                 2,831           2,831
   Additional Paid-In Capital                           10,929,437      10,929,437
   Cumulative Other Comprehensive Income (Loss)           (559,444)       (560,326)
   Retained Earnings (Deficit)                          (4,306,021)     (3,745,424)
   Treasury Stock, at cost                                  (5,235)         (5,235)
                                                      ------------    ------------

           Total Stockholders' Equity                    6,061,568       6,621,283
                                                      ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,701,144    $ 10,311,986
                                                      ============    ============

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                              Common Stock
                       ---------------------------   Additional       Cumulative       Retained
                         Number        Par Value       Paid-In       Comprehensive     Earnings         Treasury
                        of Shares       $.00067        Capital       Income (Loss)     (Deficit)         Stock
                       ------------   ------------   ------------    ------------    ------------    ------------
BALANCE JANUARY
 1,2000                   3,300,000   $      2,211   $  9,919,557    ($   415,193)   ($ 1,628,601)   $      5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                    --             --             --        (145,133)             --              --

EXERCISE OF
 STOCK OPTIONS              725,000            486        724,514              --              --              --

STOCK ISSUED AS
 COMPENSATION               200,000            134        349,866              --              --              --

COST INCURRED IN
 REGARD TO PRIVATE
 PLACEMENT                       --             --        (64,500)             --              --              --

NET LOSS FOR THE
 YEAR ENDED DECEMBER
 31, 2000                        --             --             --              --      (2,116,823)             --
                       ------------   ------------   ------------    ------------    ------------    ------------

BALANCE DECEMBER
 31, 2000                 4,225,000          2,831     10,929,437        (560,326)     (3,745,424)          5,235

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                    --             --             --             882              --              --

NET LOSS FOR THE
 THREE MONTH ENDED
 MARCH 31, 2001                  --             --             --              --        (560,597)             --
                       ------------   ------------   ------------    ------------    ------------    ------------

BALANCE MARCH 31,
  2001                 $  4,225,000   $      2,831   $ 10,929,437    ($   559,444)   ($ 4,306,021)   $      5,235
                       ============   ============   ============    ============    ============    ============

        Read accountants review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                      2001              2000
                                                   -----------      -----------
Revenue
-------

   Rental Income                                   $   148,335      $   240,146
   Sales of Cigars                                      33,916           24,301
                                                   -----------      -----------

       Total Revenues                              $   182,251      $   264,447
                                                   -----------      -----------


Cost and Expenses
-----------------

   Selling, General & Administration                   501,211          527,852
   Depreciation                                         16,630           32,847
   Cost of Cigar Sales                                  21,384           19,783
                                                   -----------      -----------

       Total Cost and Expenses                         539,225          580,482
                                                   -----------      -----------

Operating Income (Loss)                               (356,974)        (316,035)
                                                   -----------      -----------

Other Income (Expenses)
-----------------------

   Interest Income                                      54,796           10,839
   Restructuring And Non Recurring Losses             (258,419)              --
                                                   -----------      -----------

        Net Other Income (Expenses)                   (203,623)         (10,839)
                                                   -----------      -----------

Income (Loss) Before Income Taxes                     (560,597)        (305,196)

Income Taxes (Provision) Benefit                            --               --
                                                   -----------      -----------

Net Income (Loss)                                  ($  560,597)     ($  305,196)
                                                   ===========      ===========

Earnings (Loss) Per Common Share and
   Common Share Equivalent Basic And
   Fully Diluted

   Common Share Equivalent Outstanding               4,221,600        3,296,600
                                                   ===========      ===========

       Net Income (Loss) per share                       ($.13)           ($.09)
                                                   ===========      ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                           2001           2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    ($  560,597)   ($  305,196)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Depreciation                                           16,630         32,847
     Reconstructing and non recurring losses               258,419             --

  Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                    99,524          2,105
     Prepaid Expenses and Other Current Assets              (5,545)        20,437
     Inventory of Cigars                                   (15,204)        17,036
  Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                 (51,127)       (23,684)
                                                       -----------    -----------

     Net Cash Provided by (Used In) Operating
      Activities                                          (257,900)      (256,455)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Property and Equipment                         220,384        207,070
  Other Assets                                              (4,296)         8,961
                                                       -----------    -----------

     Net Cash Provided By (Used by)Investing
      Activities                                           216,088        216,031
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             882       (119,912)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (40,930)      (160,336)

CASH AND CASH EQUIVALENTS - BEGINNING                    4,422,715        800,223
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                     $ 4,381,785    $   639,887
----------------------------------                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
---------------------------------------------------

Cash Paid During the Period for:
  Interest                                             $     1,715    $        --
                                                       ===========    ===========
  Income Taxes, Foreign                                $        --    $        --
                                                       ===========    ===========

       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


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

            In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua (which has subsequently been liquidated) that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines to casino operators. As of March 31, 2001, the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $3,944,111 including applicable costs for transportation, duty and refurbishing (See note 10).

         B  Principles of Consolidation
            ---------------------------

            The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation and Latin American Casinos of Colombia LTPA, a Colombian Corporation effective September 23, 1997. The company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. It was originally intended that the company would market premium cigars at "off price", and will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as of March 31, 2001, the company had expended approximately $1,190,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:


                Cash                                               $    7,000
                Accounts Receivable                                    60,000
                Prepaid and Other Current Assets                       16,000
                Inventory                                             555,000
                Fixed Assets, Net of Accumulated Depreciation          73,000
                Other Assets                                            3,000
                Aggregate Accumulated Deficit                         476,000
                                                                   ----------

                     Total Investment                              $1,190,000
                                                                   ==========

            All material intercompany transactions, balance and profits have been eliminated.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

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

         F  Income (Loss) Per Common Share
            ------------------------------

            Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriter's options (Note 4, 5, 6) were anti-dilutive.

         G  Significant Concentration of Credit Risk
            ----------------------------------------

            The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $4,266,000 and $4,320,000 as of March 31, 2001 and December 31, 2000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

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

         J  Inventories
            -----------

            Inventory of cigars and related material are stated at the lower of average cost or market.

Note 2.  Property and Equipment
-------  ----------------------

         Property and equipment are summarized as follows:

                                                    March 31       December 31,
                                                      2001             1999
                                                  -----------      -----------

         Land & Building (See Note 9)             $    75,000      $   335,363
         Rental Equipment(See Note 9)               3,944,111        4,197,282
         Leasehold Improvements                        19,894           26,027
         Furniture, Fixtures & Office Equipment       143,899          141,914
         Transportation Equipment                      25,823           48,510
                                                  -----------      -----------

                    Total                           4,208,727        4,749,096

         Less:  Accumulated Depreciation              931,365          976,301
                                                  -----------      -----------

         Property and Equipment - Net             $ 3,277,362      $ 3,772,795
                                                  ===========      ===========

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


Note 2.  Property and Equipment (Continued)
-------  ----------------------------------

         Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the three months ended March 31, 2000 and 2000 were $20,000 and $21,000, respectively.

         The company had leased the land and building it owned in Miami for $1,200 per month, on a month to month basis. The property was sold in 2001 (See Note 9).

Note 3.  Warrants and Options
-------  --------------------

         At March 31, 2001 the company has outstanding 1,750,000 five year publicly traded warrants to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the board of directors authorized the issuance of an additional 3,275,000 five year stock warrants to acquire common stock at $1.75 per share.

Note 4.  Investment Banker Warrants
-------  --------------------------

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

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


Note 5.  Incentive Stock Option Plan
-------  ---------------------------

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February 2000 the company issued 35,000 options at an exercise price of $1.06 and in December 2000 the company issued 80,000 option at a 1.75 exercise price.

         Incentive Stock Options Outstanding
         -----------------------------------
                                                                         Price
                                                             Amount    Per Share
                                                          ----------  ----------
         Options Outstanding at January 1, 2000           $  932,500      1.00
         Additional Options Issued                            35,000      1.06
         Additional Options Issued                            80,000      1.75
         Options Lapsed                                      (85,000)     1.00
         Options Exercised                                  (725,000)     1.00
                                                          ----------
         Options Outstanding at December 31, 2000 and
            March 31, 2001                                $  237,500
                                                          ==========

Note 6.  Debentures
-------  ----------

         In December 2000 the company, through a Private Placement issued $3,500,000 principle amount of 6% Convertible Debentures. These Debentures are due June 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share.


Note 7.  Provision of Income Taxes
-------  -------------------------

         As of March 31, 2001 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $4,344,000 expiring in the year 2016. No valuation allowance has been provided for unremitted foreign profits.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

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

         B  Employment Agreements
            ---------------------

            In January 1997, the company entered into a five year employment agreement with The Chief Executive Officer, Lloyd Lyons, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended it's employment contract with his surviving widow and primary beneficiary of the Estate where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that the then officer loan of $115,000 be off-set by the accrued compensation as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per anum in the year 2000 and $51,480 in the subsequent year.

            In January 2000 the company entered into two additional employment contracts with President, Jeffrey Felder and President of Latin American Operations, Angel Garcia, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares.

            The company entered into two additional one-year employment agreements with the Chief Operating Officer, William Bossung, and the Chief Executive Officer, Todd Sanders, requiring the company issue 100,000 shares of stock and 750,000 warrants to purchase additional common stock at $1.75 per share, individually. The distribution of the stock was considered compensation in the year 2000 (See note 3).

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

Note 8.  Commitments and Contingencies  (Continued)
-------  -----------------------------

         C  Foreign Assets
            --------------

            The accompanying consolidated balance sheets includes assets relating to the company's slot machine operations in Peru and Colombia of $3,520,000 and $1,264,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location.

         D  Lease Commitment
            ----------------

            The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for a two year lease for it's warehouse space, at a monthly rent of $1,400.

Note 9   Restructuring Losses And Non-Recurring Losses
------   ---------------------------------------------

         In March 2001, the company sold it's Miami property for an aggregate consideration of $139,000 and recorded a net loss on disposition of $64,000. In addition the company recorded a reduction in value for certain slot machine parts of $194,000.

Note 10  Pending Merger
-------  --------------

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The company has deferred $37,500 of cost incurred in connection with this merger. The Company terminated these negotiations on May 17, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

General
-------

         The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines to licensed gaming establishments in various cities through its wholly owned subsidiaries in South America. In 1994, the Company formed its Peruvian subsidiary in late 1995 the Company formed its Colombian subsidiary.

         As of March 31, 2001, the Company had approximately 900 machines under rental contracts in Peru and Colombia.

         The Company concentrates its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South America. Whereas a new slot machine would cost approximately $10,000 plus additional charges for duty, the used slot machines cost approximately $600 each including freight, duty, and refurbishing expenditures.

         In March 1997, the Company expanded its slot machine operations in Colombia to include gaming slot route operations. In January 2000, the Company suspended these route operations due to increasing cost of maintaining these routes.

         In September 1997, the company incorporated World's Best Rated Cigar Company, as a wholly owned subsidiary, to distribute premium cigars. It was originally intended that the company would acquire quality cigars from six manufacturers and market them at "off price" through large retail chains. In February 2000, the marketing strategy was modified to include selling directly to consumers through our web site, www.worldsbestrated.com, and our toll free number.

Results of Operations
---------------------

First Quarter
-------------

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended March 31, 2001 decreased by $91,800 or 38.2 %, to $148,350 from $240,150 for the comparable period in 2000. The Company's revenues from cigar sales were $33,900 in the first quarter of 2001 as compared to sales of $24,300, an increase of $9,600 or 39.5% for the same period in 2000.

         The decrease in revenues was the result of an overall weakness of the economy in South America and the continued concerns over government-mandated obsolescence, political changes, increased competition as well as the increasing need to replace the older machines on rental with more modern machines.

         Selling, general, and administrative expenses incurred in the quarter ended March 31, 2001 decreased $26,600 or 5.0%, to $501,200 from $527,850 for the same period in 2000.

         The decrease is due to a reduction in staffing in South America offset by severance payments in South America.

         Net (loss) for the three months ended March 31, 2001 was ($560,600) or ($0.13) per share compared to ($305,200) loss or ($0.09) per share for the same period in 2000.

         The net loss was attributable to the significant decline in revenues from slot machine operations, the write down of slot machine parts and the loss incurred on the sale, by the company, of it's real property in Miami.

         Through March 31, 2001 the Company expended approximately $1,190,000 on the establishment of a premium cigar operation; minor additional expenditures for marketing and personnel are expected throughout the year 2001. No significant cost associated with acquisitions of new cigars and related inventory are expected in year 2001. The Company anticipates that it will generate increased revenues from this business in year 2001, although the amount of such increased revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability or loss of the Company is uncertain.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased approximately $40,900 or less than 1%, to $4,381,800 at March 31, 2001 from $4,422,700 at December 31, 2000. The decrease is attributable to the poor results of the slot machine operations, partially offset by the sale of slot machines, and the continued slow growth of the cigar operations.

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

4. The Company's cigar operations are subject to all the risks and uncertainties associated with the development of a new enterprise. There can be no assurances that the Company will be able to successfully penetrate the market, or that its cigar operations will become profitable.

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

6. The Company has a recently terminated it's merger negotiations with Digital Convergence Corporation. The Company is exploring potential business opportunities, which if consummated, could dramatically change the operations of the Company.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          Latin American Casinos, Inc.



Date: May 21, 2001                              /s/ JEFFREY A. FELDER
     ------------------------                   --------------------------------
                                                Jeffrey A. Felder
                                                President



Date: May 21, 2001                              /s/ GERALDINE LYONS
     ------------------------                   --------------------------------
                                                Geraldine Lyons
                                                Acting Chief Financial Officer