Form 10QSB
period 2001-06-30
NUWAY ENERGY INC
filed 2001-08-20
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission File Number 33-43423

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                    -----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

        Yes [X]                                             No [ ]


         Number of shares outstanding of each of the issuer's classes of common equity, as of August __, 2001: _________ shares of common stock, $0.00067 par value per share.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------


                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

Accountant's Review Report ...............................................    1


Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 ....    2


Consolidated Statements of Changes in Stockholders' Equity for the
  Six months ended June 30, 2001 and Year Ended December 31, 2000 ........    3


Consolidated Statements of Operations for the Three months and Six
  Months Ended June 30, 2001 and 2000 ....................................    4


Consolidated Statements of Cash Flows for the Six months Ended
  June 30, 2001 and 2000 .................................................    5


Notes to Consolidated Financial Statements as of June 30, 2001
  and December 31, 2000 ..................................................  6-13

                           Accountants' Review Report
                           --------------------------


To the Board of Directors

  NuWay Energy, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Energy, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the three and six months ended June 30, 2001 and 2000 in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Energy, Inc.

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

Shubitz Rosenbloom & Co., P.A.



Miami, Florida
August 10, 2001

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                       -----------------------------------



                                     ASSETS
                                     ------

                                                               June 30,      December 31,
                                                                 2001            2000
                                                             ------------    ------------

CURRENT ASSETS
   Cash and Cash Equivalents                                 $  4,055,992    $  4,422,715
   Accounts Receivable, Less
      $150,000 of Allowance for Doubtful Accounts
      in 2001 and 2000                                          1,287,299       1,382,382
   Inventory                                                      538,097         539,560
   Prepaid Expenses and Other Current Assets                       98,511         136,717
                                                             ------------    ------------

         Total Current Assets                                   5,979,899       6,481,374
                                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                                    3,187,128       3,772,795
                                                             ------------    ------------

OTHER ASSETS
   Deposits                                                        86,610          11,609
   Other Assets                                                    13,450          46,208
                                                             ------------    ------------

         Total Other Assets                                       100,060          57,817
                                                             ------------    ------------

   TOTAL ASSETS                                              $  9,267,087    $ 10,311,986
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $    523,598    $    190,703
   Debentures Payable                                           3,500,000       3,500,000
                                                             ------------    ------------

         Total Current Liabilities                              4,023,598       3,690,703
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                          --              --

         Total Liabilities                                      4,023,598       3,690,703
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 4,225,000 Shares Issued
      4,221,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                        2,831           2,831
   Additional Paid-In Capital                                  10,904,437      10,929,437
   Cumulative Other Comprehensive Income (Loss)                  (510,238)       (560,326)
   Retained Earnings (Deficit)                                 (5,098,306)     (3,745,424)
   Treasury Stock, at cost                                         (5,235)         (5,235)
                                                             ------------    ------------

         Total Stockholders' Equity                             5,243,489       6,621,283
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  9,267,087    $ 10,311,986
                                                             ============    ============


       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
                   ------------------------------------------

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                      ------------------------------------


                                   Common Stock
                                   ------------
                               Number          Par         Additional      Cumulative      Retained
                                 of           Value         Paid-In       Comprehensive    Earnings         Treasury
                               Shares        $.00067        Capital       Income (Loss)    (Deficit)          Stock
                            ------------   ------------   ------------    ------------    ------------    ------------

BALANCE JANUARY 1,2000         3,300,000   $      2,211   $  9,919,557    ($   415,193)   ($ 1,628,601)   $      5,235

ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS                        --             --             --        (145,133)             --              --

EXERCISE OF STOCK
  OPTIONS                        725,000            486        724,514              --              --              --

STOCK ISSUED AS
  COMPENSATION                   200,000            134        349,866              --              --              --

COST INCURRED IN
  REGARD TO PRIVATE
  PLACEMENT                           --             --        (64,500)             --              --              --

NET LOSS FOR THE
  YEAR ENDED
  DECEMBER 31, 2000                   --             --             --              --      (2,116,823)             --
                            ------------   ------------   ------------    ------------    ------------    ------------

BALANCE DECEMBER 31, 2000      4,225,000          2,831     10,929,437        (560,326)     (3,745,424)          5,235

ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS                        --             --             --              89              --              --

COSTS INCURRED IN
  REGARD TO AN SEC
  REGISTRATION
  (FORM S-3)                          --             --        (25,000)             --              --              --

NET LOSS FOR THE
  SIX MONTHS ENDED
  JUNE 30, 2001                       --             --             --              --      (1,352,882)             --
                            ------------   ------------   ------------    ------------    ------------    ------------

BALANCE JUNE 30, 2001       $  4,225,000   $      2,831   $ 10,904,437    ($   560,237)   ($ 5,098,306)   $      5,235
                            ============   ============   ============    ============    ============    ============


        Read accountants review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ------------------             ----------------
                                         June 30,       June 30,       June 30,       June 30,
                                           2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------

Revenues
--------

   Rental Income                       $   117,383    $   164,344    $   265,718    $   404,486
   Sales of Cigars                          37,859         50,931         71,775         75,232
                                       -----------    -----------    -----------    -----------

         Total Revenues                    155,242        215,275        337,493        479,718
                                       -----------    -----------    -----------    -----------

Costs and Expenses
------------------

   Selling, General & Administration       783,970        534,639      1,286,896      1,062,484
   Depreciation                             34,239         29,007         50,869         61,854
   Costs of Cigar Sales                     21,932         44,668         43,316         64,451
                                       -----------    -----------    -----------    -----------

         Total Cost and Expenses           840,141        608,314      1,381,081      1,188,789
                                       -----------    -----------    -----------    -----------

Operating Income (Loss)                   (684,899)      (393,039)    (1,043,588)      (709,071)
-----------------------

   Interest Income                          45,266         15,368        101,777         25,757
   Restructuring and Non-Recurring
   Losses                                 (152,652)            --       (411,071)            --
                                       -----------    -----------    -----------    -----------

         Net Other Income (Expenses)      (107,386)        15,368       (309,294)        25,757
                                       -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes         (792,285)      (377,671)   ( 1,352,882)      (683,314)

Income Taxes (Provision) Benefit                --             --             --             --
                                       -----------    -----------    -----------    -----------

Net Income (Loss)                      ($  792,285)   ($  377,671)   ($1,352,882)   ($  683,314)
                                       ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent - Basic
   -------------------------------
   and Fully Diluted
   -----------------

   Common Share Equivalent
   Outstanding                           4,221,600      3,296,600      4,221,600      3,296,600
                                       ===========    ===========    ===========    ===========

         Net Income (Loss)             ($      .19)   ($      .11)   ($      .32)   ($      .21)
                                       ===========    ===========    ===========    ===========


       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------


                                                             2001           2000
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     ($1,352,882)   ($  683,314)
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Depreciation                                            50,869         61,854
      Reconstructing and Non Recurring Losses

   Changes in Assets - (Increase) Decrease:
      Accounts Receivable                                     95,083        105,512
      Prepaid Expenses and Other Current Assets               38,206        107,771
      Inventory of Cigars                                      1,463         57,646

   Changes in Liabilities - Increase (Decrease):
      Accounts Payable and Accrued Expenses                  322,896        (16,507)
                                                         -----------    -----------

   Net Cash Provided by (Used In) Operating
      Activities                                            (834,365)      (367,038)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in Property and Equipment                          534,796        219,093
   Other Assets                                              (42,243)        14,894
   Cost Incurred In Regard to a Registration Statement       (25,000)            --
                                                         -----------    -----------

   Net Cash Provided By (Used by) Investing
      Activities                                             467,553        233,987
                                                         -----------    -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                               89       (133,643)
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (366,723)      (266,694)

CASH AND CASH EQUIVALENTS - BEGINNING                      4,422,715        800,223
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                       $ 4,055,992    $   533,529
----------------------------------                       ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
---------------------------------------------------

Cash Paid During the Period for:
   Interest                                              $     4,696    $    14,592
                                                         ===========    ===========
   Income Taxes, Foreign                                 $        --    $        --
                                                         ===========    ===========


       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 1.  Summary of Significant Accounting Policies
-------  ------------------------------------------

     A   Business and Organization
         -------------------------

         NuWay Energy, Inc. (formerly Latin American Casinos, Inc.) is a Delaware corporation incorporated on September 19, 1991 (See note 11). In 1994, the company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines and other gaming equipment.

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua (which has subsequently been liquidated) that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines and other gaming equipment to casino operators. As of June 30, 2001, the company had acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $3,809,542 including applicable costs for transportation, duty and refurbishing (See note 10).

     B   Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formally known as Latin America Casinos, Inc. S.A.) a Peruvian Corporation and Latin American Casinos of Colombia LTPA, a Colombian Corporation effective September 23, 1997. The company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of NuWay Energy, Inc. to distribute quality cigars. It was originally intended that the company would market premium cigars at "off price", and will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as of June 30, 2001, the company had expended approximately $1,190,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:

              Cash                                            $    7,000

              Accounts Receivable                                 60,000

              Prepaid and Other Current Assets                    10,000

              Inventory                                          538,000

              Fixed Assets, Net of Accumulated Depreciation       70,000

              Other Assets                                         3,000

              Aggregate Accumulated Deficit                      502,000
                                                              ----------

                   Total Investment                           $1,190,000
                                                              ==========

         In year 2001 the company incorporated NuWay Resource, Inc., a Nevada

         Corporation and NuWay Resources of Canada, Ltd., a Canadian Company. These corporations are presently inactive and were formed to pursue opportunities in the oil and gas exploration industry (See note 11).

         All material intercompany transactions, balance and profits have been eliminated.


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   AS OF JUNE 30, 2001, AND DECEMBER 31, 2000
                   ------------------------------------------


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

     F   Income (Loss) Per Common Share
         ------------------------------

         Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriter's options (Notes 4, 5, 6, 7) were anti-dilutive.

     G   Significant Concentration of Credit Risk
         ----------------------------------------

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $4,052,000 and $4,320,000 as of June 30, 2001 and December 31, 2000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                    -----------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


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

     J   Inventories
         -----------

         Inventory of cigars and related material are stated at the lower of average cost or market.

Note 2.  Property and Equipment
-------  ----------------------

         Property and Equipment are summarized as follows:

                                                   June 30,   December 31,
                                                     2001         2000
                                                  ----------   ----------

         Land & Building (See Note 10)            $   75,000   $  335,363

         Rental Equipment(See Note 10)             3,809,542    4,197,282

         Leasehold Improvements                       19,894       26,027

         Furniture, Fixtures & Office Equipment      182,495      141,914

         Transportation Equipment                      2,830       48,510
                                                  ----------   ----------

                  Total                            4,089,761    4,749,096

         Less: Accumulated Depreciation              902,633      976,301
                                                  ----------   ----------

         Property and Equipment - Net             $3,187,120   $3,772,795
                                                  ==========   ==========


         Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 2.  Property and Equipment (Continued)
-------  ----------------------------------

         Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchase or obtained form other machines previously disassembled for parts.

         Rent expense for the three and six months ended June 30, 2001 were $112,000 and $92,000, respectively. Included as rental expense for the three and six months ended June 30, 2001 is approximately $74,000 of rental expenditures incurred at the corporate offices of the Chief Executive officer in California.

         The company had leased the land and building it owned in Miami for $1,200 per month, on a month to month basis. The property was sold in 2001 (See Note 10).

Note 3.  Warrants and Options
-------  --------------------

         At June 30, 2001 the company has outstanding 1,750,000 five year publicly traded warrants to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the board of directors authorized the issuance of an additional 3,500,000 five year stock warrants to acquire common stock at $1.75 per share (See note 7).

Note 4.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, the company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date (See note
         7).

Note 5.  Incentive Stock Option Plan
-------  ---------------------------

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years of options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February, 2000 the company issued 35,000 options at an exercise price of $1.06 and in December, 2000 the company issued 80,000 options at a 1.75 exercise price.(See note 7)


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 5.  Incentive Stock Option Plan (Continued)
-------  ---------------------------------------

         Incentive Stock Options Outstanding
         -----------------------------------

                                                       Amount    Price Per Share
                                                     ---------   ---------------

         Options Outstanding at January 1, 2000      $ 932,500        1.00

         Additional Options Issued                      35,000        1.06

         Additional Options Issued                      80,000        1.75

         Options Lapsed                                (85,000)       1.00

         Options Exercised                            (725,000)       1.00
                                                     ---------

         Options Outstanding at December 31, 2000
            and June 30, 2001                        $ 237,500
                                                     =========

Note 6.  Debentures
-------  ----------

         In December 2000 the company, through a Private Placement issued $3,500,000 principle amount of 6% Convertible Debentures. These Debentures were due June 13, 2001 and were extended to December 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share. Included in accounts payable and accrued expenses in the accompanying financial statements is approximately $122,000 of accrued interest on these disbursements. The interest on these debentures are payable either in cash or in additional shares of common stock, at the discretion of the company (see note 7).

Note 7.  SEC Registration Statement
-------  --------------------------

         In July 2001 the company filed a registration statement with the Securities and Exchange Commission to register 7,229,608 shares of common stock of the corporation. These shares represent substantially all the convertible shares outstanding from options, warrants and debentures. In addition, certain shareholders have included in the proposal registration of securities legend stock they currently own. The estimated cost incurred with the registration statement, $25,000, has been included as a reduction of additional paid-in capital in the accompanying statements.

Note 8.  Provision of Income Taxes
-------  -------------------------

         As of June 30, 2001 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $5,136,000 expiring in the year 2016. No valuation allowance has been provided for unremitted foreign profits.

Note 9.  Commitments and Contingencies
-------  -----------------------------

     A   Litigation
         ----------

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business or operations.


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------------------

     B   Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with the Chief Executive Officer, Lloyd Lyons, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of Mr. Lyons. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended it's employment contract with his surviving widow and primary beneficiary of his Estate where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that Mr. Lyons loan of $115,000 be off-set by the accrued compensation as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per anum in the year 2000 and $51,480 in the subsequent year.

         In January 2000 the company entered into two additional employment contracts, with the company president and the officer in charge of Latin American Operations, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares.

         The company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer, requiring the company issue 100,000 shares of stock and 750,000 warrants to purchase additional common stock at $1.75 per share, individually. The distribution of the stock was considered compensation in the year 2000.


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------------------

     C   Foreign Assets
         --------------

         The accompanying consolidated balance sheets includes assets relating to the company's slot machine rental operations in Peru and Colombia of $3,246,000 and $979,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location.

     D   Lease Commitment
         ----------------

         The company is obligated for a three year lease for its Miami office premise, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for a two year lease for it's warehouse space, at a monthly rent of $1,400. The company is also obligated for an office lease at its California facility. This lease requires monthly rentals of $7,670 through March 2002. All other leases are of short duration or are on a month to month arrangement.

Note 10. Restructuring Losses And Non-Recurring Losses
-------- ---------------------------------------------

         In March 2001, the company sold it's Miami property for an aggregate consideration of $139,000 and recorded a net loss on disposition of $64,000. In addition the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment cost of $100,000.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger agreement had been rescinded in May, 2001 and the company recorded $52,000 as part of the non-recurring expenses.


                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    -----------------------------------------


Note 11. Subsequent Event
-------- ----------------

         In August 2001 Latin American Casinos, Inc., changed it's name to NuWay Energy, Inc. The stock symbol will be changed to NuWay and will commence trading with the new symbol on August 15, 2001. The name change reflects a new direction that the company will be exploring. The company anticipates it will enter the oil and gas industries in Canada via the formation of subsidiaries in Alberta Canada and Nevada U.S. and other potential acquisitions in the energy field without disturbing its current business operations.

         In August 2001 the company entered into an eighteen month consulting arrangement for financial advisory services and the introductions of investors and investment banking firms to the company. In consideration for these services the company is obligated to issue 50,000 shares of restricted common stock, to be issued pro-rata over the terms of the contract, 150,000 warrants to be issued pro-rata over the term of the contract and $60,000 per month for the duration of the contract. The warrants will be valued at an exercise price of 110% of the closing sales price of the company's common stock during the five consecutive trading days immediately preceding the date of the agreement and will provide for equal monthly vesting over the duration of the contract. The agreement may be terminated by either party for "just cause" or by thirty day written notice.


                        Read accountants' review report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

         In August 2001 Latin American Casinos, Inc., changed its name to NuWay Energy, Inc. The name change reflects a new direction that the company will be exploring. The Company anticipates it will enter the oil and gas industries in Canada via the formation of subsidiaries in Alberta Canada and Nevada U.S. and other potential acquisitions in the energy field without disturbing its current business operations.

         Since January 1995, the Company has been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary in late 1995 the Company formed its Colombian subsidiary.

         As of June 30, 2001, the Company had approximately 900 machines under rental contracts in Peru and Colombia.

         The Company currently concentrates its efforts on the rental of used slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $10,000 plus additional charges for duty, the used slot machines cost approximately $600 each including freight, duty, and refurbishing expenditures.

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

         In 2001 the Company formed two subsidiaries, NuWay Resources, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian company. These corporations are presently inactive and were formed to pursue opportunities in the oil and gas exploration industry.


Results of Operations
---------------------

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended June 30, 2001 decreased by $47,000 or 29%, to $117,400 from $164,300 for the same period in 2000. The Company's revenues from cigar sales were $37,900 in the second quarter of 2001 as compared to sales of $51,000 for the same period in 2000.

         Revenues from the rental of slot machines in Peru and Colombia for the six months ended June 30, 2001 decreased by $138,800 or 34%, to $265,700 from $404,500 for the comparable period in 2000. The Company's revenues from cigar sales were $71,800 for the six months ended June 30, 2001 as compared to sales of $75,200 for the same period in 2000.

         The decrease in revenues was the overall weakness of the economy in South America. Additionally, the decrease was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition as well as the devaluation of foreign currency.

         Selling, general, and administrative expenses incurred in the quarter ended June 30, 2001 increased $249,300 or 47%, to $783,900 from $534,600 for the same period in 2000. Selling, general, and administrative expenses incurred for the six months ended June 30, 2001 increased $224,400 or 21%, to $1,286,900 from $1,062,500 for the same period in 2000.

         These expenses are due in part to the increased cost of servicing the older machines, as well as fees and costs associated with exploring new ventures and acquisitions.

         Net (loss) for the three months ended June 30, 2001 was ($792,300) or ($0.19) per share compared to ($377,700) loss or ($0.11) per share for the same period in 2000. Net (loss) for the six months ended June 30, 2001 was ($1,352,800) or ($0.32) per share compared to ($683,300) or $0.21 per share for the same period in 2000.

         The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures, costs associated with exploring new ventures and acquisitions, as well as certain non-recurring expenses for the rescinded merger and asset impairments.

         Through June 30, 2001 the Company expended approximately $1,190,000 on the establishment of a premium cigar business; minor additional expenditures for marketing and personnel are expected throughout the year 2001. No additional costs associated with acquisitions of new cigars and related inventory occurred in year 2001. In 2001 an insignificant amount was spent to acquire additional inventory.


Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased approximately $366,700 or 8%, to $4,056,000 at June 30, 2001 from $4,422,700 at December 31, 2000. The decrease is attributable primarily to the poor results of operations and the increase in overhead expenditures.

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

Forward Looking Statements
--------------------------

         From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, new products and certain other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safeharbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations that may effect the operations, performance, development and results of the Company's business, including the following:

         1. Changes in government regulations of gaming, tobacco, and oil and gas exploration could have an effect on the Company's operations and business.

         2. Political factors affecting Canada, and South and Central America, particularly as they pertain to currency valuation, could affect the Company's business in ways, which are difficult to predict.

         3. The Company's proposed venture into oil and gas exploration is subject to all the risks and uncertainties associated with the commencement of a new enterprise. There can be no assurances that the Company will be able to successfully penetrate the market, or that this operation will become profitable.

         4. The Company may be required to raise additional funds to expand its business operations, particularly the Company's proposed venture into oil and gas exploration, if it proves successful. There can be no assurances that the Company will be able to raise such funds, either through the sale of equity or debt securities or through commercial sources. The inability to acquire needed capital could have a material adverse effect on the Company's ability to expand.

              Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NuWay Energy, Inc.



              Date: August 20, 2001              /s/ JEFFREY A. FELDER
                                                 -------------------------------
                                                 Jeffrey A. Felder
                                                 President


              Date: August 20, 2001              /s/ GERALDINE LYONS
                                                 -------------------------------
                                                 Geraldine Lyons
                                                 Acting Chief Financial Officer