Form 10QSB
period 2001-09-30
NUWAY ENERGY INC
filed 2001-11-19
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                          19100 Von Karman Ave, Ste 450
                                Irvine, CA 92612
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (949) 553-8002
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]    No [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2001: 4,245,100 shares of common stock, $0.00067 par value per share.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                    CONTENTS
                                    --------


Accountant's Review Report                                                     1

Consolidated Balance Sheets as of September 30, 2001
  and December 31, 2000                                                        2

Consolidated Statements of Changes in Stockholders'
  Equity for the Nine months ended September 30, 2001 and
   Year Ended December 31, 2000                                                3

Consolidated Statements of Operations for the Three months and Nine
  Months Ended September 30, 2001 and 2000                                     4

Consolidated Statements of Cash Flows for the Nine months
  Ended September 30, 2001 and 2000                                            5

Notes to Consolidated Financial Statements as of September 30, 2001
  and December 31, 2000                                                     6-15

                           Accountants' Review Report
                           --------------------------


To the Board of Directors
  NuWay Energy, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Energy, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and nine months ended September 30, 2001 and 2000 in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Energy, Inc.

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

Shubitz Rosenbloom & Co., P.A.


Miami, Florida
November 6, 2001


                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    ----------------------------------------

                                     ASSETS
                                     ------

                                                                              September 30,     December 31,
                                                                                   2001             2000
                                                                               ------------    ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                   $  1,435,043    $  4,422,715
   Accounts Receivable, Less $150,000
    of Allowance for Doubtful Accounts
     in 2001 and 2000                                                             1,203,665       1,382,382
   Inventory                                                                        515,860         539,560
   Prepaid Expenses and Other Current Assets                                        132,345         136,717
                                                                               ------------    ------------

                 Total Current Assets                                             3,286,913       6,481,374
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT - NET                                                      3,151,566       3,772,795
                                                                               ------------    ------------

OTHER ASSETS
   Deposits                                                                         123,473          11,609
   Working Interest in Oil and Gas Investment                                     1,530,582               -
   Other Assets                                                                      46,776          46,208
                                                                               ------------    ------------

             Total Other Assets                                                   1,700,831          57,817
                                                                               ------------    ------------

   TOTAL ASSETS                                                                $  8,139,310    $ 10,311,986
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                       $    691,253    $    190,703
   Debentures Payable net of deferred debt
    issuance costs of $16,125 and $64,500
     in 2001 and 2000                                                             3,483,875       3,435,500
                                                                               ------------    ------------

            Total Current Liabilities                                             4,175,128       3,626,203
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                             -               -

            Total Liabilities                                                     4,175,128       3,626,203
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 4,225,000 Shares
    Issued, 4,180,100 Shares Outstanding and
    44,900 Shares held as Treasury Stock at
    September 30, 2001 and 4,221,600 shares
    outstanding and 3,400 shares held as
    Treasury Stock at December 31, 2000                                               2,831           2,831
   Additional Paid-In Capital                                                    10,993,937      10,993,937
   Accumulated Other Comprehensive Income(Loss)                                    (519,972)       (560,326)
         Retained Earnings (Deficit)                                             (6,387,379)     (3,745,424)
         Treasury Stock, at cost                                                   (125,235)         (5,235)
                                                                               ------------    ------------

          Total Stockholders' Equity                                              3,964,182       6,685,783
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  8,139,310    $ 10,311,986
                                                                               ============    ============

       Read accountants' review report and notes to financial statements.


                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                ------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                      ------------------------------------


                       Common Stock
                     -----------------               Accumulated
                     Number      Par    Additional      Other      Retained
                       of       Value    Paid-In    Comprehensive  Earnings     Treasury     Comprehensive
                     Shares    $.00067   Capital    Income (Loss)  (Deficit)      Stock      Income (Loss)
                    ---------  -------  ----------  ------------  ------------   -------     -------------
BALANCE JANUARY
 1,2000             3,300,000  $ 2,211  $9,919,557   ($415,193)   ($ 1,628,601) $  5,235      $      -

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS              -        -           -    ( 145,133)             -         -       ( 145,133)

EXERCISE OF
 STOCK OPTIONS        725,000      486     724,514          -               -         -              -

STOCK ISSUED AS
 COMPENSATION         200,000      134     349,866          -               -         -              -

NET (LOSS) FOR THE
 YEAR ENDED DECEMBER
 31, 2000                  -        -           -           -      ( 2,116,823)       -      (2,116,823)
                    ---------  -------  ----------   ---------    ------------  --------      ---------
BALANCE DECEMBER
 31, 2000           4,225,000    2,831  10,993,937   ( 560,326)    ( 3,745,424)    5,235

Comprehensive Income
 (Loss) For The
  Year Ended
  December 31, 2000                                                                         ($2,261,596)
                                                                                             ==========

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS              -        -           -       40,354              -         -      $   40,354

Acquisition of 41,500
  Shares of Treasury
  Stock                    -        -           -           -               -   $120,000             -

NET (LOSS) FOR THE
 NINE MONTHS ENDED
 September 30, 2001        -        -           -           -      ( 2,641,955)       -     ($2,641,955)
                    ---------  -------  ----------   ---------    ------------  --------      ---------

BALANCE SEPTEMBER
  30, 2001          4,225,000  $ 2,831 $10,993,937  ($ 519,972)   ($ 6,387,379) $125,235             -
                    =========  ======= ===========  ==========     ===========  ========

Comprehensive
 Income (Loss) For
  The Nine Months
  Ended September 30,
  2001                                                                                      ($2,601,601)
                                                                                             ==========

Read accountants review report and notes to financial statements.


                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                           September 30,           September 30,
                                      ---------------------   ----------------------
                                          2001      2000         2001        2000
                                      ----------  ---------   ---------   ----------
Revenues
--------

   Rental Income                      $  109,034  $ 152,609  $  374,752   $  557,712
   Sales of Cigars                        50,995     36,614     122,770      111,846
                                      ----------  ---------  ----------   ----------

        Total Revenues                   160,029    189,223     497,522      669,558
                                      ----------  ---------  ----------   ----------

Costs and Expenses
------------------

   Impairment Charges                         -         -       411,071           -
   Selling, General & Administration   1,343,890    494,542   2,688,076    1,557,643
   Depreciation                           36,686     29,685      87,555       91,539
   Costs of Cigar Sales                   34,628     17,195      77,944       81,646
                                      ----------  ---------   ---------   ----------

           Total Cost and Expenses     1,415,204    541,422   3,264,646    1,730,828
                                      ----------  ---------   ---------   ----------


Operating Income (Loss)               (1,255,175) ( 352,199) (2,767,124) ( 1,061,270)
-----------------------

   Interest Income                        23,352      1,668     125,129       27,425
                                      ----------  ---------   ---------   ----------

Income (Loss) Before Income Taxes     (1,231,823) ( 350,531) (2,641,955) ( 1,033,845)

Income Taxes (Provision) Benefit              -          -           -            -
                                      ----------  ---------   ---------   ----------

Net Income (Loss)                    ($1,231,823) ($350,531)($2,641,955) ($1,033,845)
                                      ==========  =========  ==========   ==========

Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent - Basic
   -------------------------------
    and Fully Diluted
    -----------------

   Common Share Equivalent
    Outstanding                        4,214,683  3,296,600   4,219,294    3,296,600
                                      ==========  =========   =========   ==========

   Net Income (Loss)                       ($.29)     ($.11)      ($.63)       ($.31)
                                      ==========  =========   =========   ==========


       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                           2001           2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    ($2,641,955)   ($1,033,845)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Additional officers compensation as a reduction
        Of notes receivables officer                            -         115,000
      Depreciation                                          87,555         91,539
     Asset Impairment Charges                              411,071             -
     Amortization of Deferred Debt Issuance Costs           48,372             -
     Loss on Sale of Fixed Assets                           14,936         69,867

   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                   178,717        139,114
     Prepaid Expenses and Other Current Assets               4,377         39,069
     Inventory of Cigars                                    23,700         75,550
  Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                 500,550        (19,468)
                                                       -----------    -----------

    Net Cash Provided by (Used In) Operating
     Activities                                         (1,372,679)      (523,174)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in oil and gas venture                     (1,530,582)            -
  Proceeds on Sale of Fixed Assets                         152,561        250,893
  Fixed Assets, Other                                      (44,894)        (9,070)
  Other Assets                                            (112,432)        14,150
  Acquisition of Treasury Stock                           (120,000)            -
                                                       -----------    -----------

     Net Cash Provided By (Used by)Investing
        Activities                                      (1,655,347)       255,973
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                          40,354       (174,194)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,987,672)      (441,395)

CASH AND CASH EQUIVALENTS - BEGINNING                    4,422,715        800,224
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                     $ 1,435,043    $   358,829
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                             $     6,460    $    14,592
                                                       ===========    ===========
  Income Taxes, Foreign                                $        -     $        -
                                                       ===========    ===========

Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
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

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua (which has subsequently been liquidated) that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines and other gaming equipment to casino operators. As of September 30, 2001, the company had originally acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $3,818,175 including applicable costs for transportation, duty and refurbishing (See Note 2).

         In July 2001 the company formed a Nevada and Canadian subsidiary to enter into the field of oil and gas exploration. In August and September 2001 these subsidiaries purchased working interests in two different projects in Canada.

      B  Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formerly known as Latin America Casinos, Inc. S.A.) a Peruvian Corporation and Latin American Casinos of Colombia LTDA, a Colombian Corporation. Effective September 23, 1997, The company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of NuWay Energy, Inc. to distribute quality cigars. It was originally intended that the company would market premium cigars at "off price", and would acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as of September 30, 2001, the company had expended approximately $1,190,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:

                  Cash and cash Equivalents                          $    5,000
                  Accounts Receivable                                    35,000
                  Prepaid and Other Current Assets                        5,000
                  Inventory                                             516,000
                  Fixed Assets, Net of Accumulated Depreciation          68,000
                  Other Assets                                            3,000
                  Aggregate Accumulated Deficit                         558,000
                                                                     ----------

                       Total Investment                              $1,190,000
                                                                     ==========

In year 2001 the company incorporated NuWay Resource, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company. These corporations were formed to pursue opportunities in the oil and gas exploration industry.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

         As of September 30, 2001 the company has invested approximately $1,850,000 in NuWay Resources, Inc. and NuWay Resources of Canada, Ltd. Such expenditures have been included in the accompanying financial statement as follows:

                  Cash and Cash Equivalents                          $  294,000
                  Working interest in an oil and gas venture          1,531,000
                  Aggregate Accumulated Deficit                          25,000
                                                                     ----------

                                    Total Investment                 $1,850,000

         As of September 30, 2001 the working interest is the oil and gas venture has not generated any cash flow; however, the company anticipates cash flows to be generated in the forth quarter.

         All material intercompany transactions, balance and profits have been eliminated.

      C  Property and Equipment
         ----------------------

         Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The company records a charge to operations for an impairment loss when the carrying amount of an asset exceeds its fair value based on the available circumstance including current replacement values.

      D  Revenue Recognition
         -------------------

         Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service. Typical rental arrangements for slot machines are for one year or less in duration with consistent rent income earned over the life of the lease. As a general rule the company does not incur any significant direct costs with the inception of a lease. All leasing expense, payroll and maintenance of equipment are charged to operations as incurred. Revenue on the sale of cigars are recorded when customer orders are shipped. The cost of cigar sales represents the direct cost of the product sold.

      E  Statement of Cash Flows
         -----------------------

         For purposes of this statement, the company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      F  Income (Loss) Per Common Share
         ------------------------------

         Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriters warrants (Notes 4, 5, 6, 7) were anti-dilutive, and excluded from the computation of basic and diluted earnings (loss) per share. In the future, these warrants, stock options, and underwriter warrants could be dilutive and as such future earnings per share could be diluted by 7,607,496 additional shares.

      G  Significant Concentration of Credit Risk
         ----------------------------------------

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $1,297,000 and $4,320,000 as of September 30, 2001 and December 31, 2000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

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

      K  Valuation of Company's Stock Options and Warrants
         -------------------------------------------------

         Based on the volatility of the company's stock price it is the company's policy not to record compensation upon the issue of options and warrants. No compensation was recorded with re-pricing of options and warrants due to the fact that the re-priced options and warrants exceeded the market value of the stock, the high volatility of the price of the common stock and the consistent corporate losses.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
-------  -------------------------------------------

      L  Advertising
         -----------

         The company expenses all advertising costs as incurred. Included in the statement of operations is approximately $100,000 and $73,000 advertising expense charged to operations for the nine months ended September 30, 2001 and 2000, respectively. Substantially all advertising expenses incurred were the result of barter transactions.

      M  Reclassifications
         -----------------

         Certain amounts reported in prior financial statements have been reclassified to conform to current classifications.

Note 2.  Property and Equipment
-------  ----------------------
          Property and Equipment are summarized as follows:

                                                September 30     December 31,
                                                    2001             2000
                                                 -----------      -----------
          Land & Building (See Note 10)          $    75,000      $   335,363
          Rental Equipment(See Note 10)            3,818,175        4,197,282
          Leasehold Improvements                      19,894           26,027
          Furniture, Fixtures & Office Equipment     185,008          141,914
          Transportation Equipment                     2,844           48,510
                                                  ----------      -----------

                     Total                         4,100,921        4,749,096

         Less:  Accumulated Depreciation             949,355          976,301
                                                  ----------     ------------

         Property and Equipment - Net            $ 3,151,566     $  3,772,795
                                                 ===========     ============

         The estimated useful lives of property and equipment, is as follows:

              Rental Equipment                                   5-7 years
              Special Use Buildings                               10 years
              Commercial Buildings                                30 years
              Leasehold Improvements                               7 years
              Furniture, Fixtures and Office Equipment           5-7 years
              Transportation Equipment                             5 years

         Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

         Rent expense for the three and nine months ended September 30, 2001 were $167,000 and $55,000, respectively. Rent expense for the three and nine months ended September 30, 2000 were $70,000 and $22,000, respectively.

         The company had leased the land and building it owned in Miami for $1,200 per month, on a month to month basis. The property was sold in 2001 (See Note 10).

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 3.  Warrants and Options
-------  --------------------

         At June 30, 2001 the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the Board of Directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share (See Note 7). The issuance of a portion of the private warrants (1,500,000) were part of the arrangement with the executive officers of the corporation who each also received 100,000 shares of restricted common stock. Compensation had been recorded on the arrangement equal to the market value of the total restricted common stock issued of 200,000 shares at $1.50 per share, $350,000, in year 2000.

Note 4.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, the company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date (See Note
         7). At the date of issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. Based on the volatility of the price of the common stock and the consistent corporation losses no value was recorded upon the issue of the warrants or subsequent re-pricing of warrants.

Note 5.  Incentive Stock Option Plan
-------  ---------------------------

         On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price of $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February, 2000 the company issued 35,000 options at an exercise price of $1.06 and in December, 2000 the company issued 80,000 options at a $1.75 exercise price.(See Note 7)

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 5.  Incentive Stock Options Outstanding (Continued)
-------  -----------------------------------
                                                                       Price
                                                         Amount      Per Share
                                                         ------      ---------

         Options Outstanding at January 1, 2000       $  932,500         $1.00
         Additional Options Issued                        35,000         $1.06
         Additional Options Issued                        80,000         $1.75
         Options Lapsed                                (  85,000)        $1.00
         Options Exercised                             ( 725,000)        $1.00
                                                       ---------
         Options Outstanding at December 31, 2000
          and September 30, 2001                      $  237,500
                                                      ==========

Note 6.  Debentures
-------  ----------

         In December 2000 the company, through a private placement issued $3,500,000 principle amount of 6% convertible debentures. These debentures were due June 13, 2001 and were extended to December 13, 2001 and are convertible into common stock at an exercise price of $1.75 per share. Included in accounts payable and accrued expenses in the accompanying financial statements is approximately $184,000 of accrued interest on these debentures. The interest on these debentures are payable either in cash or in additional shares of common stock, at the discretion of the company (see Note 7). The company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs are being amortized over the life of the debentures. Included as part of selling general & administration expenses in the statement of operations for the three and nine months ended September 30, 2001 is $16,125 and $48,375 amortization of deferred debt issuance costs.

Note 7.  SEC Registration Statement
-------  --------------------------

         In July 2001 the company filed a registration statement with the Securities and Exchange Commission to register 7,229,608 shares of common stock of the corporation. These shares represent substantially all the convertible shares outstanding from options, warrants and debentures. In addition, certain shareholders have included in the registration legend stock they currently own. The estimated cost incurred with the registration statement, has been included as part of selling, general and administration expenses in the accompanying statements.

Note 8.  Provision of Income Taxes
-------  -------------------------

         As of September 30, 2001 the company had available for income tax purposes unused net operating loss carryforwards which may provide future tax benefits of $6,425,000 expiring through the year 2021. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements. The current provision for taxes, if any, are based on tax provisions of foreign operations.

Note 9.  Commitments and Contingencies
-------  -----------------------------

      A  Litigation
         ----------

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position, or corporate liquidity.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 9. Commitments and Contingencies (Continued)
------- -----------------------------

      B  Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with Lloyd Lyons, the company's Chief Executive Officer at the time, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of Mr. Lyons. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended its employment contract with his surviving widow and primary beneficiary of his Estate (Geraldine Lyons, the company's Chief Financial Officer and Secretary) where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon Mrs. Lyons termination, the company will record additional compensation at the greater of the then market price of the company stock or the guaranteed price stipulated in her contract. The agreement further provides that Mrs. Lyons remain in the employment of the company for at least four months following the amendment of her contract. The contract revisions further provided that Mr. Lyons loan of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. Effective October 31, 2001 Mrs. Lyons tendered her resignation (See note 11).

         In January 2000 the company entered into two additional employment contracts, with the company president and the officer in charge of Latin American Operations, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee's contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract.

         The company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer, requiring the company issue 100,000 shares of stock and 750,000 warrants to purchase additional common stock at $1.75 per share, individually. Compensation was recorded on the arrangement equal to the then market value of the restricted stock, $350,000, in year 2000.

                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 9. Commitments and Contingencies (Continued)
------- -----------------------------

      C  Foreign Assets
         --------------

         The accompanying consolidated balance sheets include assets relating to the company's slot machine rental operations in Peru and Colombia of $3,200,000 and $970,000, respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location. Revenue from rental operations is entirely earned in Colombia and Peru. In addition, the consolidated balance sheets include assets relating to the company's Canadian investment in a working interest in oil and gas operations of approximately $1,850,000.

      D  Lease Commitment
         ----------------

         The company had been obligated for a three year lease for its Miami office premises, which expired in September, 2001 and required monthly rent of $2,500. This lease has not been renewed. In addition, the company was obligated for a two year lease for its warehouse space, at a monthly rent of $1,400. This lease expired; however, the company has negotiated an arrangement whereby the original term of the lease remains intact and can be terminated by either party with three month notification. The company is also obligated for an office lease at its California facility. This lease requires monthly rentals of $7,670 through March, 2002. All other leases are of short duration or are on a month to month arrangement. Future minimum payments required as of September 30, 2001 on all non-cancelable leases in effect that are one year in duration or longer, are as follows:

                               Year                  Amount
                               ----                  ------

                               2001                 $ 23,010
                               2002                   23,010
                                                    --------

                                     Total          $ 46,020
                                                    ========

                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 10. Impairment Charges
-------- ------------------

         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment costs of $100,000. The impairment costs associated with the sale of the Miami property is a result of prior environmental costs which had been capitalized and unanticipated closing costs on the sale. The impairment costs associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger discussions were terminated in May, 2001 and the company recorded $52,000 as an additional asset impairment cost.

Note 11. Subsequent Event
-------- ----------------

         Effective October 29, 2001 Mrs. Lyons resigned her position as Acting Chief Financial Officer and Secretary of the company, and the company named Joseph Tawil as acting Chief Financial Officer and William Bossung as Secretary. On such date the Company also named Todd Sanders as President of the Company and Jeffrey Felder was named President of Cigar and Casino Operations. Based upon the terms of her contract severance payments of $350,000 have been accrued in the accompanying financial statement and will be paid monthly at the rate of $8,333 per month. In addition, her contract requires that she receive 100,000 shares of stock. Upon issuance of the stock the company will record additional compensation equal to the then fair market value of the stock. In the accompanying financial statement the stock value was accrued at 2.50 per share.

                        Read accountants' review report.


                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------

Note 12. Operating Segments Three And Nine Months Ended September 30, 2001
-------- -----------------------------------------------------------------

Three Months Ended September 30, 2001
-------------------------------------
                                         Cigars         Gaming         Oil &
                                          Total        Operations     Equipment        Gas         Unallocated
                                       -----------    -----------    -----------    -----------    -----------
Revenues                               $   160,029    $    50,995    $   109,034    $         0    $         0
--------                               -----------    -----------    -----------    -----------    -----------
Costs &
-------
 Expenses
 --------
Cost of Product
 Sold                                       34,628         34,628              0              0              0
Direct Overhead
 Cost                                      327,536         64,631        237,467         25,438
Allocated Overhead
  Costs                                  1,016,394        279,949        739,445              0              0
Depreciation                                36,686          2,601         29,485              0          4,600
Assets Impairment
  Costs                                          0              0              0              0              0
                                       -----------    -----------    -----------    -----------    -----------
Total Costs
  and Expenses                           1,415,244        378,809      1,006,397         25,438          4,600
                                       -----------    -----------    -----------    -----------    -----------
Operating
Income (Loss)                          ($1,255,215)  ($   327,814)  ($   897,363)   ($   25,438)   ($    4,600)
                                       ===========    ===========    ===========    ===========    ===========

Nine Months Ended September 30, 2001
------------------------------------
                                         Cigars         Gaming         Oil &
                                          Total        Operations     Equipment        Gas         Unallocated
                                       -----------    -----------    -----------    -----------    -----------
Revenues                               $   497,522    $   122,770    $   374,752    $         0    $         0
--------                               -----------    -----------    -----------    -----------    -----------
Costs &
-------
 Expenses
 --------
Cost of Product
 Sold                                       77,944         77,944              0              0              0
Direct Overhead
 Cost                                      904,910        145,716        733,756         25,438              0
Allocated
Overhead
   Cost                                  1,783,166        440,019      1,343,147              0              0
Depreciation                                87,555          7,803         71,652              0          8,100
Assets Impairment
    Cost                                   411,071              0        347,071              0         64,000
                                       -----------    -----------    -----------    -----------    -----------
Total Costs
  and Expenses                           3,264,646        671,482      2,495,626         25,438         72,100
                                       -----------    -----------    -----------    -----------    -----------
Operating
Income Loss                           ($2,767,124)   ($   548,712)  ($   120,874)       (25,438)  ($    72,100)
                                       ===========    ===========    ===========    ===========    ===========

Total Assets                           $ 8,139,310    $   631,010    $ 4,347,895    $ 1,824,662    $ 1,335,743
                                       ===========    ===========    ===========    ===========    ===========

         The company allocates indirect overhead expenses to specific segments in proportion to the revenues earned by that segment.

         Through September 30, 2001 the company has not earned any revenues from its oil and gas venture: however, it anticipates that it will begin earning revenue from oil and gas in the last quarter of the year.

                        Read accountants' review report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

         In August 2001 Latin American Casinos, Inc., changed its name to NuWay Energy, Inc. to reflect the new direction of the Company. The Company has entered the oil and gas industries in Canada via the formation of subsidiaries in Alberta Canada and Nevada U.S. The Company is continuing to explore potential acquisitions in the energy field without disturbing its current business operations.

         In 2001 the Company formed two subsidiaries, NuWay Resources, Inc., a Nevada Corporation, and NuWay Resources of Canada, Ltd., a Canadian company. As of September 30, 2001 the Company has invested approximately $1,850,000 in these subsidiaries.

         In August 2001 the Company, through it's Canadian Subsidiary, purchased a 30% working interest from Westlinks Resources Ltd in the Superb area of Saskatchewan, Canada. In September 2001, the Company, through it's Canadian Subsidiary, purchased a 20% working interest from Westlinks Resources, Ltd's Altares gas project in Northeast British Columbia.

         Since January 1995, the Company has been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary in late 1995 the Company formed its Colombian subsidiary.

         As of September 30, 2001, the Company had approximately 950 machines under rental contracts in Peru and Colombia.

         The Company currently concentrates its efforts on the rental of used slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $10,000 plus additional charges for duty, the used slot machines cost approximately $700 each including freight, duty, and refurbishing expenditures.

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

Results of Operations
---------------------

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended September 30, 2001 decreased by $43,500 or 29%, to $109,000 from $152,600 for the same period in 2000. The Company's revenues from cigar sales were $51,000 in the third quarter of 2001 as compared to sales of $36,600, an increase of 39% for the same period in 2000.

         Revenues from the rental of slot machines in Peru and Colombia for the nine months ended September 30, 2001 decreased by $182,900 or 33%, to $374,800 from $557,700 for the comparable period in 2000. The Company's revenues from cigar sales were $122,800 for the nine months ended September 30, 2001 as compared to sales of $111,800 for the same period in 2000 or an increase in revenues of 10%.

         As of September 30, 2001, the Company's interest in oil and gas ventures has not generated any revenue; however, the company anticipates revenues will be generated in the forth quarter.

         The decrease in slot machine revenue was the result of the overall weakness of the economy in South America. Additionally, the decrease was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition as well as the devaluation of foreign currency.

         Selling, general, and administrative expenses incurred in the quarter ended September 30, 2001 increased $849,400 or 172%, to $1,343,900 from $494,600 for the same period in 2000. Selling, general, and administrative expenses incurred for the nine months ended September 30, 2001 increased $1,130,400 or 73%, to $2,688,000 from $1,557,600 for the same period in 2000.

         The increase in expenses are due in part to the increased cost of servicing the older machines, fees and costs associated with exploring new ventures and acquisitions, rent expenses for the new California offices, business development costs, and significant travel expenditures related to the oil and gas ventures.

         Net (loss) for the three months ended September 2001 was ($1,231,800) or ($0.29) per share compared to ($350,500) loss or ($0.11) per share for the same period in 2000. Net (loss) for the nine months ended September 30, 2001 was ($2,642,000) or ($0.63) per share compared to ($1,033,900) or $0.31 per share for the same period in 2000.

         The increase in net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures, costs associated with exploring new ventures and acquisitions, as well as certain non-recurring expenses for the rescinded merger and asset impairment costs.

         Through September 30, 2001 the Company expended approximately $1,190,000 on the establishment of a premium cigar business; minor additional expenditures for marketing and personnel are expected throughout the year 2001. No additional costs associated with acquisitions of new cigars and related inventory occurred in year 2001. In 2001 an insignificant amount was spent to acquire additional inventory.


Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased approximately $2,987,700 or 73%, to $1,435,000 at September 30, 2001 from $4,422,700 at December 31, 2000. The decrease is attributable to costs and expenses associated with oil and gas acquisitions, the poor results of operations in both our slot machine and cigar operations and the increase in corporate overhead expenditures.

         The Company anticipates that its cash flow from operations and interest earned on cash equivalents, as well as significant revenues anticipated from it's oil and gas operations will be sufficient to meet its cash needs for the next twelve months. The Company does not have any commitments for material capital expenditures.

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

3. The Company's proposed venture into oil and gas exploration is subject to all the risks and uncertainties associated with the commencement of a new enterprise and those associated with oil and gas exploration including: operating hazards, drilling risks and fluctuations in the price of oil and gas. There can be no assurances that the Company will be able to successfully penetrate the market, or that this operation will become profitable.

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

EXHIBITS AND FORM 8-K

         Form 8-K Item 5 dated August 15, 2001. Form 8-K Item 5 dated August 28, 2001. Form 8-K Item 5 dated September 25, 2001.


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NuWay Energy, Inc.


Date:  November 19, 2001               /s/ TODD SANDERS
                                       -----------------------------------------
                                       Todd Sanders, President and CEO


Date:  November 19, 2001               /s/ JOSEPH TAWIL
                                       -----------------------------------------
                                       Joseph Tawil, Acting Chief Financial
                                       Officer