Form 10KSB/A
period 2000-12-31
NUWAY ENERGY INC
filed 2002-03-20
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                 FORM 10-KSB/A-1

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


      For the fiscal year ended December 31, 2000 Commission File #33-43423


                               NUWAY ENERGY, INC.

      A Delaware Corporation                              65-0159115
                                            (IRS Employer Identification Number)

      19100 Von Karmon Avenue                              (949) 553-8002
      Irvine, CA 92612                                    (Telephone Number)

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

      Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 8, 2002: $7,158,666.

      Number of shares outstanding of the registrant's common stock, as of March 19, 2002: 5,133,883 shares.

                          LATIN AMERICAN CASINOS, INC.

                                 FORM 10-KSB/A-1

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Latin American Casinos, Inc. (the "Company") operates a slot machine rental and remanufacturing Company in South and Central America and is involved in the distribution and sale of its own premium brand cigars in the United States. The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect its entrance into the gaming and casino business in South and Central America. The Company does business under the name Latin American Industries, reflecting the diversification of the Company with the introduction of a premium cigar business. The Company maintains its principal place of business at 2000 NE 164th Street, North Miami Beach, Florida 33162. Its telephone number is (305)945-9300.

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

      In January 1997, the Company obtained a temporary injunction against the Peruvian government, prohibiting it from implementing the excise tax of 200%. The Government has lowered the tax to a more realistic level. It is anticipated that new regulations governing the age and condition of machines will be enacted in the coming years. Given this, the Company is evaluating whether to increase or decrease its slot machine operations in Peru.

      The re-imposition of an excise tax of 200% in Peru would adversely affect future earnings. Accordingly, if the Company were not successful in preventing the tax, it would reevaluate its position in Peru.

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

      The cigars are marketed through our web site: www.worldsbestrated.com as well as our toll free number in bundles and boxes of twenty-five from the six manufacturers. A color-coded cigar ring identifies each of the products of the six cigar manufacturers. Traffic to the web site and to our toll free number, is generated by our advertising in both traditional and non-traditional cigar magazines, newspapers, electronic advertising. Our clients are provided with literature describing the manufacturer's history, factories and plantations. This change in sales strategy has resulted in a nearly six-fold increase in sales and the Company believes this increase can be sustained through the year 2001.

      Suggested retail pricing on the cigars range from $40.00 for a bundle of 25 panatelas to $50.00 for a bundle of 25 presidentes. The popular Churchill size has a suggested retail price of $48.00 for a bundle of 25. These prices are 60% to 80% lower than prices charged in tobacco shops for cigars of the same quality and they include free shipping anywhere in the USA. Substantially all incurred advertising expenses were paid with barter transactions.

      The Company continues to work on establishing relationships with various distributors in the United States which supply convenience stores, restaurants, bars and supermarkets with products. While the Company has had limited success with this strategy, it will continue to attempt to establish these relationship with companies that have various means of distribution. These relationships require many meetings and conversations over a protracted period of time. The Company is committed to pursing these relationships.

EMPLOYEES

      The Company currently has a total of 43 full-time employees. The reduction of 22 employees from the previous year was a result of our operations in Nicaragua, and downsizing of our technical staff in our other locations. The Company has four employees in the Miami office: two executives and two in clerical positions. In Lima, Peru, the Company has five clerical employees in its business office, including a general manager and 12 service technicians in its warehouse and remanufacturing plant. In Colombia, the Company employs a total of seven clerical employees including a general manager in its three business offices and 15 service technicians in its warehouse and refurbishing facility.

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

      The Company was the lessor of office space and used car lot at 11337 NW 7th Avenue in Miami on a month-to-month basis for $1,200 per month. The property is leased to an unrelated party. The Company acquired the property as an office space and used car lot in 1990. This property was converted to a rental property when the Company exited the used vehicle business and entered the slot machine business. Over the years, the Company, expended in excess of $100,000 as a result of environmental concerns on the property. The Company took a charge to operations in 1999 to reduce the value of this property to its net realizable value. In March 2001, the Company sold this property and recorded a net loss on the sale of the property of $64,000.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which have or are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

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

Common Stock                         High              Low
------------                         ----              ---

1999
----
January 1 - March 31                 1 5/8              27/32
April 1 - June 30                    1 1/2            1 1/8
July 1 - September 30                1 3/8            1 1/32
October 1 - December 31              1 1/8            1 1/32

2000
----
January 1 - March 31                 1 1/8            1 1/16
April 1 - June 30                    1 7/16           1 3/16
July 1 - September 30                1 1/4            1 1/4
October 1 - December 31              1 3/4            1 11/16


Warrants                             High              Low
--------                             ----              ---

1999
----
January 1 - March 31                   1/4              1/4
April 1 - June 30                      3/8              1/4
July 1 - September 30                  3/8              5/16
October 1 - December 31                5/16             5/16

2000
----
January 1 - March 31                   1/2              5/16
April 1 - June 30                      3/8              5/16
July 1 - September 30                  7/16             5/16
October 1 - December 31                5/8              7/16

      The closing prices for the Common Stock and Warrants on March 28, 2001 were $2.90625 and $.75 respectively.

      There were 48 registered owners and approximately 611 beneficial owners of the Common Stock of the Company as of December 31, 2000. The Company did not declare a dividend in 1998, 1999 or 2000.

      As of December 31, 2000, the Company has outstanding (i) 1,725,000 publicly traded Warrants to purchase one share of the Company's Common Stock at an exercise price of $3.00 through December 11, 2001, and (ii) 3,300,000 five year warrants to purchase one common stock at an exercise price of $1.75 per share through December 11, 2005.

      On December 14, 2000 the Company issued and sold $3,500,000 principal amount of Convertible Debentures to certain accredited investors. The Convertible Debentures are convertible Debentures are convertible into shares of Common Stock at a price of $1.75 per share and expires June 13, 2001. The Convertible Debentures were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act and Rule 506 promulgated by the Securities and Exchange Commission under that Section. The Company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs will be amortized over the life of the debentures. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

      In December 2000 the Company issued private warrants to purchase 3,300,000 shares of common stock at an exercise price of $1.75 per share through December 11, 2005. These warrants were issued in connection with services rendered by several individuals and entities.

      In June 1998 the Company issued 225,000 warrants to an investment banker in exchange for assistance in possible mergers, acquisitions and internal capital structuring. These warrants were originally exercisable at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date.

      Effective December 31, 1998, the Company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price of $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February 2000 the company issued 35,000 options at an exercise price of $1.06 and in December 2000 the company issued 80,000 options at a $1.75 exercise price.

      As of December 31, 2000 the Company has agreed to register 135,000 shares of common stock (pursuant to employment agreements with certain employees of the Company), 225,000 shares of common stock underlying investment banking warrants (pursuant to piggy back registration rights contained in these investment banking warrants), 3,300,000 shares of common stock underlying private warrants (pursuant to piggy back registration rights contained in these warrants), and 2,120,000 shares of common stock underlying the company's convertible debentures. As of December 31, 2000 only the aforementioned 225,000 shares of common stock underlying investment banking warrants could be sold pursuant to Rule 144 under the Securities Act.


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

      The increase in selling, general, and administrative expenses were due to the costs involved in mergers and acquisitions as well as costs incurred in the issuance of debentures.

      The Company recorded non-recurring expenses of compensation for stock issued of $350,000, costs associated with the liquidation of Nicaraguan subsidiary of $162,000 and officer compensation of $115,000 due the former Chief operating officer, Lloyd Lyons, under his employment agreement. The increase is also due in part to the increased cost of servicing the older machines and the cost of employee severance requirements in these countries.

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

      As a result of the decrease in revenues, without a significant change in operating expenses, the effect of the increase in Selling, General and Administrative Expenses, as well as the impairment cost of the Company's gaming, cigar, and real estate assets, the Company's net loss was ($1,506,000) and ($0.46) per share for the year ended December 31, 1999 compared to net income of $531,000 or $0.16 per share for the preceding year. As a result of political changes and government-mandated obsolescence of certain gaming equipment, the company adjusted previously recorded cost of gaming equipment to its anticipated net realizable value.

      Additionally, the Company reduced the valuation of certain real estate value in Miami to reflect current market conditions and adjusted its investment in the cigar operations to account for the slower than expected sales. The total impairment charge was computed as follows:

Gaming Equipment Asset Impairment Charge                 $ 1,245,000
Miami Real Estate Impairment Charge                           86,000
Reduction of Cigar Investment                                169,000
Other                                                         15,000
                                                         -----------

                                       Total             $ 1,515,000
                                                         ===========

      The gaming equipment impairment charge was based on valuation of obsolescence and replacement values made by management. Consideration in the valuation was the decrease in utilization of the gaming equipment due to decreased volume of operations. The impairment value of the Miami Real Estate was based on an independent appraisal received and subsequent sale of the property as further described in Note 13 to the Financial Statements. The impairment cost of the cigar inventory cost was the result of certain packaging and tube cost that had been abandoned.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased approximately $3,622,500 or 452%, to $4,423,000 at December 31, 2000 from $800,000 at December 31, 1999. The increase is attributable to the issuance of debentures in December 2000, which resulted in a $3,435,000 net of expenses being received. In addition, stock options were exercised which resulted in an increase in cash of $725,000.

      The Company anticipates that its cash from operations and interest earned on cash equivalents should be sufficient to meet its cash needs for the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements                  FORM 10-KSB/A-1
     -------------------------------------------                 ---------------

     Independent Auditors' Report                                    F-1

     Consolidated Balance Sheets as of December 31, 2000
     and 1999                                                        F-2

     Consolidated Statements of Changes in Stockholders'
     Equity for years ended December 31, 2000 and 1999               F-3

     Consolidated Statements of Operations for the years
     ended December 31, 2000 and 1999                                F-4

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2000 and 1999                                F-5

     Notes to the Consolidated Financial Statements                  F-6-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The executive officers and directors of the Company are as follows:

     Name                           Age              Position
     ----                           ---              --------

     Todd Sanders                   29               Director, President, Chief
                                                     Executive Officer

     William Bossung                42               Director, Secretary, Chief
                                                     Operating Officer

     Jose A. Caballero              43               Director

     Michael Iscove                 49               Director

     Dennis R. Barry                61               Director

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

      Mr. Barry has been a member of the Board of Directors since June of 1999. Mr. Barry has been employed as a commercial mortgage broker and real estate salesman for the past 37 years. He is affiliated with Mortgage Systems, Inc.

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


                           SUMMARY COMPENSATION TABLE
===================================================================================================================
                                 Annual Compensation                            Long Term Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                             Awards                  Payouts
-------------------------------------------------------------------------------------------------------------------
  (a)                (b)         (c)          (d)         (e)          (f)           (g)          (h)        (i)
-------------------------------------------------------------------------------------------------------------------
                                                        Other
                                                        Annual     Restricted                             All Other
Name and                                                Compen-       Stock         Options      LTIP      Compen-
Principal                      Salary        Bonus      sation        Awards          SARs      Payouts     sation
Position             Year         $            $           $            $              #           $           $
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
Bossung,
Chief
Operating
Officer

===================================================================================================================

(1)   Options which were re-priced from $2.50 to $1.00 per share.
(2) Including wage continuation payments and outstanding loan from the Company applied as compensation.
(3) Became Chief Executive Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Sanders 100,000 shares of restricted Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share. Compensation of $175,000 was recorded in regard to this transaction.
(4) Became Chief Operating Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Bossung 100,000 shares of restricted Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share. Compensation of $175,000 was recorded in regard to this transaction.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                               [Individual Grants]

---------------------------------------------------------------------------------------------------------------------
                              Number of
                              securities
                              underlying          Percent of total
                             options/SARs      options/SARs granted to    Exercise or base price
      Name                   granted (#)       employees in fiscal year            ($/Sh)             Expiration date
---------------------------------------------------------------------------------------------------------------------
Todd Sanders, CEO            750,000 (1)                 46.4                       1.75                  12/11/05
---------------------------------------------------------------------------------------------------------------------
William Bossung, COO         750,000 (1)                 46.4                       1.75                  12/11/05


(1) Reflects private five year warrants issued to the named executive officer pursuant to an employment agreement with such executive officer.


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


================================================================================
                                                         Number of Securities
                      Shares                           Underlying Un-exercised
  Name             Acquired On       Value             In-the-Money Options at
  (a)              Exercise (#)   Realized ($)      Options at December 31, 2000
--------------------------------------------------------------------------------
                   Exercisable    Un-exercisable    Exercisable   Un-exercisable
--------------------------------------------------------------------------------


Lloyd Lyons           650,000           162,500          --               --
================================================================================


EMPLOYMENT AGREEMENTS

           In January 1997, the Company entered into a five-year employment agreement with Lloyd Lyons, that provided for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The contract provided for salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended it's employment contract with the surviving widow (Geraldine Lyons, the Company's Chief Financial Officer and Secretary) and primary beneficiary of the Estate of the Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the Company to pay Geraldine Lyons $100,000 over a one year period commencing on the first month following her termination from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement obligates the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract, the company will record additional compensation at the greater of the then market price of the company's stock or the guaranteed price stipulated in the contract. The agreement further provides that Geraldine Lyons remain in the employment of the company for at least four months following the amendment of the contract. The contract revisions further provided that the officer loan of Lloyd Lyons in the amount of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. The employment agreement with Geraldine Lyons remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per annum in the year 2000 and $51,480 in the subsequent year.

      In January 2000 the company entered into two additional employment contracts, with President, Jeffrey Felder and President of Latin American Operations, Angel Garcia, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee, the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract.

      The company entered into two additional one-year employment agreements with the Chief Operating Officer, William Bossung and the Chief Executive Officer, Todd Sanders, whereby the company issued to each 100,000 shares of stock and warrants to purchase 750,000 shares of common stock at $1.75 per share. The issuance of the stock was considered compensation in the year 2000. The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the then market value of the restricted stock, $350,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of March 28, 2001, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:


-----------------------------------------------------------------------------------------------------------
                                                            Number of Shares
            Name                                          Beneficially Owned(1)        Percent of Class (1)
-----------------------------------------------------------------------------------------------------------
William Bossung                                               1,589,403 (2)                   14.2%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Todd Sanders                                                  1,475,117 (3)                   13.2%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Augustine Fund, L.P.                                          3,121,234 (4)                   27.8%
141 W. Jackson, Suite 2182
Chicago, IL 60604
-----------------------------------------------------------------------------------------------------------
M.H. Meyerson & Co. Inc.                                        982,463 (5)                    8.8%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------------------------------------
Geraldine Lyons                                                 226,024 (6)                      2%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Angel Garcia                                                     75,000 (7)                      *
Mariscal Sucre 321 Miraflores
Lima, 18 Peru
-----------------------------------------------------------------------------------------------------------
Kenneth Koock                                                   263,750 (8)                    2.4%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------------------------------------
Jose A. Caballero                                                35,000 (9)                      *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Jeffrey A. Felder                                                50,092 (10)                     *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Dennis R. Barry                                                  30,000 (11)                     *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Michael Iscove                                                   50,000 (12)                     *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as a group               3,530,636                       31.4% (13)
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company advanced $150,000 to Lloyd Lyons, the Chief Executive Officer in 1993. Mr. Lyons repaid $21,000 during 1994, $4,000 during 1997, $8,000 in
1998 and $2,000 in 1999. All interest charged through December 31, 1999, had been paid by Mr. Lyons. Interest was being charged at a rate of prime plus 1% per annum. In August 2000, the note receivable was considered compensation due to the estate of Mr. Lyons.

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

      (b)  Reports on Form 8-K

        10/4/00       Change in Control of Registrant and Other Events
        11/17/00      Other Events
        12/14/00      Other Events

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                  AUDIT REPORT
                                  ------------

                             AS OF DECEMBER 31, 2000
                             -----------------------

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------


Independent Auditor's Report                                              F-1

Consolidated Balance Sheets as of December 31, 2000
  and December 31, 1999                                                   F-2

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2000 and 1999                   F-3

Consolidated Statements of Operations for the years
    Ended December 31, 2000 and 1999                                      F-4

Consolidated Statements of Cash Flows for the years
   Ended December 31, 2000 and 1999                                       F-5

Notes to Consolidated Financial Statements as of December 31, 2000
  and December 31, 1999                                                   F-6-17

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors of:
 NuWay Energy, Inc. (F/K/A Latin American Casinos, Inc.) and Subsidiaries


We have audited the accompanying consolidated balance sheet of Latin American Casinos, Inc. and Subsidiaries as of December 31, 2000, and 1999 the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended. These consolidated financial statements are the responsibility on the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Latin American Casinos, Inc. and subsidiaries as of December 31, 2000 and 1999 the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 10 to the financial statements the company reduced its asset values and has charged current operations with $1,515,000 asset impairment costs.

Shubitz Rosenbloom & Co., P.A.




Miami, Florida
March 15, 2001
(Except As To Note 1 N,
Whose Date is March 12, 2002)

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

                                     ASSETS
                                     ------

                                                           December 31,         December 31,
                                                               2000                 1999
                                                           ------------         ------------

CURRENT ASSETS
  Cash and Cash Equivalents                                $  4,422,715         $    800,223
  Accounts Receivable, Less
   $150,000 of Allowance for Doubtful Accounts
   in 2000 and 1999                                           1,382,382            1,591,399
  Inventory                                                     539,560              645,172
  Prepaid Expenses and Other Current Assets                     136,717              212,429
                                                           ------------         ------------

           Total Current Assets                               6,481,374            3,249,223
                                                           ------------         ------------

PROPERTY AND EQUIPMENT - NET                                  3,708,795            4,568,008
                                                           ------------         ------------

OTHER ASSETS
  Financing Arrangement Receivable                                   --               94,624
  Deposits                                                       11,609               11,609
  Note Receivable - Stockholder                                      --              115,000
  Other Assets                                                   46,208               25,925
                                                           ------------         ------------
           Total Other Assets                                    57,817              247,158
                                                           ------------         ------------
TOTAL ASSETS                                               $ 10,247,986         $  8,064,389
                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                    $    190,703         $    191,650
  Debentures Payable, net of deferred debt issuance
    costs of $64,500                                          3,435,500                   --
                                                           ------------         ------------
           Total Current Liabilities                          3,626,203              191,650
                                                           ------------         ------------

COMMITMENTS AND CONTINGENCIES                                        --                   --
                                                           ------------         ------------

           Total Liabilities                                  3,626,203              191,650
                                                           ------------         ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 4,225,000 Shares Issued
    4,221,600 Shares Outstanding and 3,400 Shares
    held as Treasury Stock                                        2,831                2,211
  Additional Paid-In Capital                                 13,796,612           10,203,732
  Accumulated Other Comprehensive Income (Loss)                (560,326)            (415,193)
  Retained Earnings (Deficit)                                (6,612,099)          (1,912,776)
    Treasury Stock, at cost                                      (5,235)              (5,235)
                                                           ------------         ------------

           Total Stockholders' Equity                         6,621,783            7,872,739
                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 10,247,986         $  8,064,389
                                                           ============         ============


                        See Independent Auditor's Report.
           The accompany notes are an integral part of this statement.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


                                   COMMON STOCK
                             ----------------------------                           ACCUMULATED
                             NUMBER               PAR            ADDITIONAL            OTHER             RETAINED
                               OF                VALUE            PAID-IN          COMPREHENSIVE         EARNINGS
                             SHARES             $.00067           CAPITAL           INCOME(LOSS)         (DEFICIT)
                             ------             -------          ----------        -------------         ---------

BALANCE JANUARY
 1,1999                      3,300,000        $     2,211        $10,203,732        ($  517,151)        ($  406,484)

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                        -                  -                  -            101,958                   -

NET LOSS OF
 THE YEAR ENDED
 DECEMBER 31, 1999                   -                  -                  -                  -          (1,506,292)
                             ---------        -----------        -----------        -----------         -----------

BALANCE DECEMBER
 31, 1999                    3,300,000              2,211         10,203,732           (415,193)         (1,912,776)

COMPREHENSIVE
 INCOME (LOSS)
 FOR THE YEAR ENDED
 DECEMBER 31,1999                    -                  -                  -                  -                   -

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                        -                  -                  -           (145,133)                  -

WARRENTS ISSUED IN
 EXCHANGE FOR SERVICE                -                  -          1,991,700                  -                   -

COMPENSATION EXPENSE ON
 VARIABLE OPTIONS PLAN               -                  -            491,700                  -                   -

COMPENSATION ON RE-PRICING
 OF STOCK OPTIONS                    -                  -             34,900                  -                   -

EXERCISE OF
 STOCK OPTIONS                 725,000                489            724,514                  -                   -

STOCK ISSUED AS
 COMPENSATION                  200,000                134            349,866                  -                   -

NET (LOSS) FOR THE
 YEAR ENDED DECEMBER
 31, 2000                            -                  -                  -                  -          (4,699,323)
                             ---------        -----------        -----------        -----------         -----------

BALANCE MARCH 31,
 2000                        4,225,000        $     2,831        $13,796,612        ($  560,326)        ($6,612,099)
                             =========        ===========        ===========        ===========         ===========

Comprehensive Income
 For The Years Ended
 December 31, 2000                   -                  -                  -                  -                   -


        READ ACCOUNTANTS REVIEW REPORT AND NOTES TO FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
           ----------------------------------------------------------


                              Treasury           Comprehensive
                               Stock              Income(Loss)
                              --------           -------------

BALANCE JANUARY  1, 1999     $     5,235         $        -

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                          -            101,958

NET LOSS OF
 THE YEAR ENDED
 DECEMBER 31, 1999                     -         (1,506,292)
                             -----------         ----------

BALANCE DECEMBER 31, 1999          5,235                  -

COMPREHENSIVE
 INCOME (LOSS)
 FOR THE YEAR ENDED
 DECEMBER 31, 1999                              ($1,404,334)
                                                ===========

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                          -           (145,133)

WARRENTS ISSUED IN
 EXCHANGE FOR SERVICE                  -                  -

COMPENSATION EXPENSE ON
 VARIABLE OPTIONS PLAN                 -                  -

COMPENSATION ON RE-PRICING
 OF STOCK OPTIONS                      -                  -

EXERCISE OF
 STOCK OPTIONS                         -                  -

STOCK ISSUED AS
 COMPENSATION                          -                  -

NET (LOSS) FOR THE
 YEAR ENDED DECEMBER
 31, 2000                              -         (2,116,823)
                             ===========         ==========

BALANCE MARCH 31, 2000          $  5,235         $        -

Comprehensive Income
 For The Years Ended
 December 31, 2000                     -        ($2,261,956)
                                                ===========


        READ ACCOUNTANTS REVIEW REPORT AND NOTES TO FINANCIAL STATEMENTS

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------

                                                                                                                           2000
                                                           2000                 1999
                                                           ----                 ----

Revenue
 Rental Income                                         $   669,651         $ 1,851,062
 Sales of Cigars                                           163,886              28,009
                                                       -----------         -----------

           Total Revenues                              $   833,537         $ 1,879,071
                                                       -----------         -----------

Cost and Expenses
  Selling, General & Administration                      2,595,199           1,771,763
Depreciation                                               268,462             197,187
  Cost of Cigar Sales                                      119,183              22,407
  Expenses Associated With Options and Warrants          2,518,500                  --
  Impairment Charges                                        64,000           1,515,000

           Total Cost and Expenses                     $ 5,565,344         $ 3,506,357
                                                       -----------         -----------

Operating Income (Loss)                                 (4,731,807)         (1,627,286)
                                                       -----------         -----------

Other Income (Expenses)
-----------------------
 Interest Income                                            35,957             109,458

      Net Other Income (Expenses)                           35,957           (109,548)
                                                       -----------         -----------

Income (Loss) Before Income Taxes                       (4,695,850)         (1,517,828)

Income Taxes (Provision) Benefit                            (3,473)             11,536
                                                       -----------         -----------

Net Income (Loss)                                      ($4,699,323)        ($1,506,292)

Earnings (Loss) Per Common Share and
 Common Share Equivalent Basic And
 Fully Diluted

     Common Share Equivalent Outstanding                 3,367,200           3,296,000
                                                       ===========         ===========

           Net Income (Loss) per share                 ($     1.40)        ($      .46)
                                                       ===========         ===========


                        See Independent Auditor's Report.
           The accompany notes are an integral part of this statement.
                                       F-4

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------

                                                                2000                 1999
                                                           ------------         ------------

       CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        ($ 4,699,323)        ($ 1,506,292)
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Off Set of Officers Notes Receivable and Accrued
      Compensation                                              115,000                   --
      Depreciation                                              268,462              197,187
      Issuance of Stock Accounted for As Compensation           350,000                   --
      Impairment Charges                                         64,000              761,350
      Issuance of Warrants and Options
        Accounted for As Compensation                         2,518,500                   --
      Loss on Property in Nicaragua                             219,505                   --

  Changes in Assets - (Increase) Decrease:
    Accounts Receivable                                         303,641             (269,269)
  Prepaid Expenses and Other Current Assets                      75,712              (21,953)
    Inventory of Cigars                                         105,612               80,437
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                          (947)             (56,439)
    Foreign Income Tax Payable                                       --              (28,707)
                                                           ------------         ------------

    Net Cash Provided by (Used In) Operating
      Activities                                               (679,838)            (843,686)
                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on Sale of Fixed Assets                              358,206                   --
  Fixed Assets, Other                                           (50,960)             (28,811)
  Other Assets                                                  (20,283)               2,989
                                                           ------------         ------------

      Net Cash Provided By (Used by)Investing
      Activities                                                286,963              (25,822)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Expenditures incurred in connection with
       Private Placement                                        (64,500)                  --
    Issuance of Debentures                                    3,500,000                   --
    Exercise of Stock Options                                   725,000                   --
                                                           ------------         ------------
      Net Cash Provided From Financing Activities             4,160,500                   --
                                                           ------------         ------------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             (145,133)             101,958
                                                           ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,622,492             (767,550)

CASH AND CASH EQUIVALENTS - BEGINNING                           800,223            1,567,773
                                                           ------------         ------------

CASH AND CASH EQUIVALENTS - ENDING                         $  4,422,715         $    800,223
---------------------------------------------------        ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
---------------------------------------------------

Cash Paid During the Period for:
  Interest                                                 $         --         $         --
                                                           ============         ============
  Income Taxes, Foreign                                    $      3,473         $     28,707
                                                           ============         ============

                            See Independent Auditor's
                   Report The accompany notes are an integral
                             part of this statement.
                                       F-5

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

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

           B  Principles of Consolidation
              ---------------------------

              The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formerly known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTDA, a Colombian Corporation, and Latin American Casinos of Nicaragua. Effective September 23, 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. In addition, Premium Cigar Manufacturers (Premium) was incorporated in 1998 as a wholly-owned subsidiary of Latin American Casinos, Inc. It was originally intended that World would market premium cigars at "off price", whereas Premium will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis Premium Cigar has subsequently been administratively dissolved Operations of these subsidiaries have been slower than originally anticipated. As of December 31, 2000, the company had expended approximately $1,142,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated balance sheet as follows:

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


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 1.    Summary of Significant Accounting Policies (Continued)
-------    ------------------------------------------

           C  Property and Equipment
              ----------------------

              Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Whenever there is a change in events or circumstances, the Company performances an impairment analysis by comparing the future undiscounted cash flows are less than the carrying amount, and impairment charge is recorded to reduce the assets to its estimated fair value.

           D  Revenue Recognition
              -------------------

              Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service. Typical rental arrangements for slot machines are for one year or less in duration with consistent rent income earned over the life of the lease. As a general rule the company does not incur any significant direct cost with the inception of the lease. All leasing expense, payroll and maintenance of equipment are charged to operations as incurred. Revenue on the sale of cigars are recorded when customer orders are shipped. The cost of cigar sales represent the direct cost of the product sold.

           E  Statement of Cash Flows
              -----------------------

              For purposes of this statement, the company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           F  Income (Loss) Per Common Share
              ------------------------------

              Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2000 and 1999 all warrants, stock options and underwriter's options (Note 5, 6, 7) were anti-dilutive, and excluded from the computation of basic and diluted earning (loss) per share. In the future the convertible debt, and these warrants, stock options, and underwriting options could be dilutive and as such future earnings per share could be diluted by 7,607,496 additional shares.

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


                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                    -----------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

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

           K  Valuation of Company's Stock Options and Warrants
              -------------------------------------------------

              As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board
              (APB) Opinion No. 25, Accounting for Stock Issured to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock options grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

           L  Advertising
              -----------

              The company expenses all advertising cost as incurred. Included in the statement of operations is approximately $110,000 and $17,000 advertising expense charged to operations for the years ended December 31,2000 and 1999, respectively. Substantially all incurred advertising expenses were paid with barter transactions.

           M  Reclassifications
              -----------------

              Certain amounts reported in prior financial statements have been reclassified to conform to current classification.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 1.    Summary of Significant Accounting Policies (Continued)
-------    ------------------------------------------

           N  Restatements
              ------------

              The Company has restated its previously issued financial statements for the years ended December 31, 2000 and 1999 for the following adjustments:

              1. Recognition of impairment loss on the sale of Miami Property $64,000.

              2. Adjustment of beginning additional paid in Capital and retained earnings deficit for expense account with options and warrants issued in 1998, $284,175.

              3. Adjustment of current earnings and additional paid in capital for the cost of warrants issued, compensation expenses on variable option plan and compensation received on repricing of stock option $2,518,500.

Note 2.    Property and Equipment
------     ----------------------

              Property and Equipment are summarized as follows:

                                                December 31, 1999    December 31, 2000
                                                -----------------    -----------------

              Land & Building (See Note 10)       $   335,363          $   335,363
              Rental Equipment(See Note 10)         4,197,282            4,715,798
              Leasehold Improvements                   26,027               26,027
              Furniture, Fixtures & Office
               Equipment                              141,914              185,327
              Transportation Equipment                 48,510              158,592

                   Total                            4,749,096            5,421,107

             Less: Accumulated Depreciation           976,301              853,099
                                                  -----------          -----------

              Property and Equipment - Net        $ 3,772,795          $ 4,568,008
                                                  ===========          ===========

              The estimated useful lives of property and equipment, is as follows:

               Rental Equipment                               5-7 years
               Special Used Buildings                          10 years
               Commercial Buildings                            30 years
               Leasehold Improvements                           7 years
               Furniture, Fixtures and Office Equipment       5-7 years
               Transportation Equipment                         5 years

              Included in Rental Equipment is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts.

              Rent expense for the years ended December 31, 2000 and 1999 were $92,000 and $113,000, respectively.

              The company leases the land and building it owns in Miami for $1,200 per month, on a month to month basis (See Note 11).

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 3.    Note Receivable - Stockholder
------     -----------------------------

              The company advanced $150,000 to one of the stockholders in 1993. The stockholder repaid $21,000 during 1994, $4,000 during 1997, $8,000 in 1998 and $2,000 in 1999. All interest charged through December 31, 1999, has been paid by the stockholder. Interest was being charged at a rate of prime plus 1% per annum. In August 2000, the note receivable was forgiven and additional compensation due to the Estate of the shareholder was recorded.

Note 4.    Warrants and Options
------     --------------------

              As of December 31, 2000, the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares, compensation was recorded on the arrangement equal to the market value of the restricted stock, $350,000. The remaining warrants were issued for service and were valued at $1,800,000 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations.

Note 5.    Investment Banker Warrants
------     --------------------------

              Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. These warrants vest and become irrevocable as follows:
              75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement. At the date issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. The incremental value of the re-priced warrants over the current value of the warrants before the repricing was approximately $35,000, using the fair values calculated with the Black-Scholes option pricing model. This amount is recorded in the statement of operations.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 6.    Incentive Stock Option Plan
------     ---------------------------

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

              Effective December 31, 1998, the company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price of $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February 2000 the company issued 35,000 options at an exercise price of $1.06 and in December 2000 the company issued 80,000 options at a $1.75 exercise price.

              Incentive Stock Options Outstanding
              -----------------------------------

                                                              Amount       Price Per Share
                                                              ------       ---------------

              Options Outstanding at January 1, 1999 and
                2000                                           932,500         $1.00
              Additional Options Issued                         35,000         $1.06
              Additional Options Issued                         80,000         $1.75
              Options Lapsed                                (   85,000)        $1.00
              Options Exercised                             (  725,000)        $1.00
                                                             ---------
              Options Outstanding at December 31, 2000         237,500
                                                             =========

              All outstanding warrants and non-qualified options are incentive stock options were exercisable at December 31, 2000.

              The following table shows the years in which all of the company's options and warrants (as discussed in Notes 4, 5 and 6) will expire:

                                                                                Weighted
                                                Range                           Average
                                        --------------------      Number of     Exercise
              Year Ending December 31      Low        High         Shares         Price
                                        --------     --------     ---------     --------

              2001                      $   3.00     $   3.00     1,725,000     $  3.00
              2002                          1.00         1.00       172,500        1.00
              2003                          1.00         1.00       310,000        1.00
              2004                             -            -             -           -
              Thereafter                    1.06         1.75     3,415,000        1.74
                                                                  ---------
              Total                                               5,622,500
                                                                  =========

                       See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

              Incentive Stock Options Outstanding (continued)
              -----------------------------------

              The weighted average fair value of options granted during fiscal 2000 was $1.07 per share. All options were granted at an exercise price that equaled the market price.

              The Company adopted the provisions so SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. In June 1999, the Company adopted the Financial Accounting Standards Board Interpretation Number 44, which requires re-priced options be re-measured for expenses each quarter based on the quarter end stock price. Expenses are also re-measured upon exercise for the options. The Company recorded no expenses and $491,900 of expenses as a result of the aforementioned accounting in 1999 and 2000, respectively.

              Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                                    2000               1999
                                                -----------         ----------

              Net income - as reported          $(4,699,323)        $(506,292)
              Net income - pro forma            $(6,429,924)        $(506,292)
              Loss per share - as reported:
                 Basic and Diluted              $     (1.40)        $    (.46)
              Loss per share - pro forma:
                 Basic and Diluted              $     (1.90)        $    (.46)

              The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                   2000
                                                   ------
              Risk - free interest                 $ 5.80%
              Expected life                        5 years
              Expected volatility                   68.19%
              Expected dividend                        -

Note 7.    Debentures
------     ----------

              In December 2000, the company, through a private placement issued $3,500,000 principle amount of 6% Convertible Debentures. These debentures were due June 13, 2001 which had been subsequently extended to December 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share. The company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs will be amortized over the life of the debentures. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 8.    Provision of Income Taxes
------     -------------------------

              As of December 31, 2000 the company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $3,783,000 expiring in the year 2015. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements. The current provision for taxes, if any, are based on tax provision based for foreign operations.

Note 9.    Commitments and Contingencies
------     -----------------------------

           A  Litigation
              ----------

              The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

           B  Employment Agreements
              ---------------------

              In January 1997, the company entered into a five year employment agreement with Lloyd Lyons which provided for an annual salary commencing January, 1997 of $275,000 and increasing at $25,000 per annum commencing January 1, 1998. The 1999 increase had been waived. The agreement provided for an adjustment in salary to reflect increases, but not decreases, in the consumer price index. The agreement further provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract. Further, the agreement provided that an annual bonus shall be at the discretion of the Board of Directors. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended its employment contract with the surviving widow and primary beneficiary of the Estate of Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination, from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that the officer loan of $115,000 be recorded as additional compensation as required by the officer compensation agreement, the employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per anum in the year 2000 and $51,480 in the subsequent year.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 9.    Commitments and Contingencies  (Continued)
------     -----------------------------

              In January 2000 the company entered into two additional employment contracts, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract.

              The company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer requiring the company issue 100,000 shares of stock individually and 750,000 warrants to purchase additional common stock at $1.75 per shares, individually (see notes 4 & 12). The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the market value of the restricted stock, $350,000.

           C  Foreign Assets
              --------------

              The accompanying consolidated balance sheets for the period ended December 31, 2000, includes assets relating to the company's slot machine operations in Peru and Colombia of $3,537,000 and $1,281,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location. Revenue from rental operations is entirely earned in Colombia and Peru. In October, 1998, Nicaragua suffered the effects of hurricane "Mitch" and ceased operations in Nicaragua. In the year 2000 the company had decided to liquidate all remaining assets in Nicaragua and included in operating expense is $75,000 as compensation the fair value of the assets retained by an employee of the Nicaraguan subsidiary. The compensation is included as part of the selling general and administrative expenses in the accompanying report. In addition, $87,000 of asset impairment costs were recorded for the physical deterioration and theft of other assets in Nicaragua.

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 9.    Commitments and Contingencies  (Continued)
------     -----------------------------

           D  Lease Commitment
              ----------------

              The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for a two year lease for warehouse space at a monthly rent of $1,400.

              Future minimum payments required as of December 31, 2000 on all non-cancelable leases in effect that are one year in duration or longer, are as follows:

                                   Total      Miami Faculty    Warehouse Faculty
                                   -----      -------------    -----------------

                   Year 2001      $39,300       $  22,50           $ 16,800
                   Year 2002       16,800              -             16,800
                                  -------       --------           --------

                      Total       $56,100       $  22,500          $  33,600
                                  =======       =========          =========

              All other leases are less than 12 month in duration or are on a month to month basis.

Note 10    Sublease Agreement and Financing Arrangement
-------    --------------------------------------------

              In 1994, the company had subleased the used car and truck lot and a portion of the office space in Miami, Florida to an unrelated party for the operation of a used car business. The company was owed $114,460. The outstanding balance was collateralized by inventory, equipment, accounts receivable and was personally guaranteed by the sub lessee's stockholder. As of May 1, 1995, the sub lessee abandoned the property without notice. Management has concluded its attempt at recovering the amounts due under the financing arrangement. The receivable that had been shown as a long-term and was substantially reserved for non-collection. In year 2000 after all legal remedies were exhausted the account and related reserves were removed from the books and records.

Note 11    Impairment Charges
-------    ------------------

              In the fourth quarter of 1999, as a result of the death of both its founder and its Chief Financial Officer, the company initiated a review of the company's operation on a country by country basis. As a result of political changes and government mandated obsolescence of certain gaming equipment, the company adjusted previously recorded cost of gaming equipment to its anticipated net realizable value. Additionally, the company reduced the valuation of certain real estate value in Miami to reflect current market conditions and adjusted its investment in the cigar operations to account for the slower than expected sales. The total impairment cost were computed as follows.

                                                              1999          2000
                                                          -----------     --------

              Gaming Equipment Asset Impairment Charge    $ 1,245,000     $ 64,000
              Miami Real Estate Impairment Charge              86,000            -
              Reduction of Cigar Investment                   169,000            -
              Other                                            15,000            -
                                                          -----------     --------

                                       Total              $ 1,515,000     $ 64,000
                                                          ===========     ========

                        See Independent Auditor's Report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


Note 11    Impairment Charges(Continued)
-------    ------------------

              The gaming equipment impairment cost in 1999 was based on valuation of obsolescence and replacement values made by management. Consideration in the valuation was the decrease in utilization of the gaming equipment due to decreased volume of operations. The impairment value of the Miami Real Estate was based on an independent appraisal received and subsequent sale of the property as further described in Note 13. The impairment cost of the cigar inventory cost was the result of certain packaging and tube cost that had been abandoned.

Note 12    Quarterly Interim Financial Information (Unaudited)
-------    ----------------------------------------

              The company recorded the following expenses in the last quarter of the year which unduly burdened the loss incurred during that quarter.

                   o Expense Associated With Options And
                       Warrants                                $2,518,500
                   o Compensation for Stock Issued             $  350,000
                      o Liquidation and Incremental Cost
                        incurred in Nicaragua (Note 9)            162,000
                      o Impairment Charge                          64,000
                                                               ----------
                                                               $3,094,500

Note 13    Subsequent Event
-------    ----------------

              In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. Digital Convergence is a provider of E-business software products and consulting services. The letter of intent contemplates a tax free exchange of stock and is subject to definitive negotiated merger agreement which has not been completed. Upon the completion of the merger it is anticipated that the current operations of Latin America Casinos, Inc., will be reviewed to determine the future course of the company. The company has deferred $37,500 cost incurred in connection with this merger and included such cost as part of the other assets. It is contemplated that if the merger is consummated the acquisition will be recorded as a "purchase" and the deferred cost will be allocated to the purchase price of the acquired assets.

              In January, 2001 the company entered into a contract to sell its Miami property for a total consideration of $145,000 and record in year 2000 an asset impairment loss of $64,000.

                        See Independent Auditor's Report.
                                      F-16

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

Note 14    Operating Segments
-------    ------------------

                                                   For The Year Ended December 31, 2000
                               ---------------------------------------------------------------------------
                                                       Cigar               Gaming
                                  Total              Operations            Equipment           Unallocated
                                  -----              ----------            ---------           -----------

Revenues                       $    833,537         $    163,886         $    669,651         $          0
--------                       ------------         ------------         ------------         ------------

Cost & Expenses
---------------
Cost of Product Sold                119,183              119,183                    0                    0
Direct Overhead Cost              1,154,226              166,080              988,146                    0
Expenses Associated
 With Options
  Warrants                        2,518,500                   --                   --            2,518,500
Allocated Overhead
  Cost                            1,440,973              283,317            1,157,656                    0
Depreciation                        268,462               11,364              250,385                6,713
Asset Impairment Cost                64,000                    0                    0               64,000
                               ------------         ------------         ------------         ------------

Total Cost and Expenses           5,565,344              579,944            2,396,187            2,589,213
-----------------------        ------------         ------------         ------------         ------------

Operating Income (Loss)        ($ 4,731,807)        ($   416,058)        ($ 1,726,536)        ($ 2,589,213)
----------------------         ------------         ------------         ------------         ------------

Total Assets                   $ 10,248,000         $    692,000         $  4,753,000         $  4,803,000
------------                   ============         ============         ============         ============

              The company allocates indirect overhead expenses to specific segments in proportion to the revenues earned by the segment.

                                                   For The Year Ended December 31, 2000
                               ---------------------------------------------------------------------------
                                                       Cigar               Gaming
                                  Total              Operations            Equipment           Unallocated
                                  -----              ----------            ---------           -----------

 Revenues                      $  1,879,071         $     28,009         $  1,851,062         $          -
 --------                      ------------         ------------         ------------         ------------

 Cost & Expenses
 ---------------

Cost of Product Sold                 22,407               22,407                    -                    -
Direct Overhead Cost              1,018,671              106,560              912,111                    -
Allocated Overhead
  Cost                              753,092               11,225              741,867                    -
Depreciation                        197,187               10,461              172,726               14,000
Asset Impairment Cost             1,515,000              169,000            1,245,000              101,000
                               ------------         ------------         ------------         ------------
Total Cost and Expenses           3,506,367              319,653            3,071,704              115,000
-----------------------        ------------         ------------         ------------         ------------

Operating Income (Loss)        ($ 1,627,286)        ($   291,644)        ($ 1,220,642)        ($   115,000)
----------------------         ============         ============         ============         ============

Total Assets                   $  8,064,000         $    797,000         $  6,601,000         $    666,000
------------                   ============         ============         ============         ============

The company allocates indirect overhead expenses to specific segments in proportion to the revenues earned by the segment. All revenue from gaming equipment and the related assets are in South America where as all revenue and a majority of the assets of the cigar operations are in the United States.

                        See Independent Auditor's Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NuWay Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUWAY ENERGY, INC.


                                       By: /s/ Todd Sanders
                                           -------------------------------------
                                           Todd Sanders, President

                                       Date: March 19, 2002
                                            ------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of NuWay Energy, Inc., and in the capacities and on the 19th day of March, 2002.


                                       /s/ TODD SANDERS
                                       -----------------------------------------
                                       Todd Sanders, President, Chief Executive
                                       Officer, Director


                                       /s/ WILLIAM BOSSUNG
                                       -----------------------------------------
                                       William Bossung, Secretary, Chief
                                       Operating Officer, Director

                                       /s/ JOE TAWIL
                                       -----------------------------------------
                                       Joe Tawil, Acting Chief Financial
                                       and Accounting Officer


                                       /s/ JOSE A. CABALLERO
                                       -----------------------------------------
                                       Jose A. Caballero, Director


                                       /s/ DENNIS R. BARRY
                                       -----------------------------------------
                                       Dennis R. Barry, Director


                                       /s/ MICHAEL ISCOVE
                                       -----------------------------------------
                                       Michael Iscove, Director