Form 10QSB/A
period 2001-03-31
NUWAY ENERGY INC
filed 2002-03-25
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

         Yes [X]        No [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2002: 5,133,883 shares of common stock, $0.00067 par value per share.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                                    CONTENTS
                                    --------

Accountant's Review Report                                                     1

Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000                                                        2

Consolidated Statements of Changes in Stockholders'
  Equity for the Three months ended March 31, 2001 and
  Year Ended December 31, 2000                                                 3

Consolidated Statements of Operations for the Three months
  Ended March 31, 2001 and 2000                                                4

Consolidated Statements of Cash Flows for the Three months
  Ended March 31, 2001 and 2000                                                5

Notes to Consolidated Financial Statements as of March 31, 2001
  and December 31, 2000                                                     6-16

                           Accountants' Review Report
                           --------------------------

To the Board of Directors of:
   Latin American Casinos, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheets of Latin American Casinos, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the three months ended March 31, 2001, in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Latin American Casinos, Inc.

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

The balance sheet for the year ended December 31, 2000 was audited by us and we expressed an unqualified opinion on it in our report dated March 15, 2001, and restated on March 12, 2002 but we have not performed any auditing procedures since that date.

Shubitz Rosenbloom & Co., P.A.


Miami, Florida
May 18, 2001
(Except as to Note 1 N
Whose date is March 22, 2002)



                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      ------------------------------------


                                     ASSETS
                                     ------

                                                         March 31,           December 31,
                                                           2001                 2000
                                                       ------------         -------------
CURRENT ASSETS
  Cash and Cash Equivalents                            $  4,381,785         $   4,422,715
  Accounts Receivable, Less
   $150,000 of Allowance for Doubtful Accounts
   in 2001 and 2000                                       1,282,858             1,382,382
  Inventory                                                 554,764               539,560
   Prepaid Expenses and Other Current Assets                142,262               136,717
                                                       ------------         -------------
           Total Current Assets                           6,361,669             6,481,374
                                                       ------------         -------------
PROPERTY AND EQUIPMENT - NET                              3,277,362             3,708,795
                                                       ------------         -------------
OTHER ASSETS
  Deposits                                                   11,609                11,609
  Other Assets                                               50,504                46,208
                                                       ------------         -------------
           Total Other Assets                                62,113                57,817
                                                       ------------         -------------

  TOTAL ASSETS                                         $  9,701,144         $  10,247,986
                                                       ============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                $    139,576         $     190,703
  Debentures Payable Net of Deferred Issuance
   Costs of $48,375 and $64,500 in 2001 and 2000          3,451,625             3,435,500
                                                       ------------         -------------
           Total Current Liabilities                      3,591,201             3,626,203
                                                       ------------         -------------
COMMITMENTS AND CONTINGENCIES                                   -                     -
                                                       ------------         -------------
           Total Liabilities                              3,591,201             3,626,203
                                                       ------------         -------------
STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
   Shares Authorized, 4,225,000 Shares Issued
   4,221,600 Shares Outstanding and 3,400 Shares
   held as Treasury Stock                                     2,831                 2,831
  Additional Paid-In Capital                             13,796,612            13,796,612
  Accumulated Other Comprehensive Income (Loss)         (   559,444)         (    560,326)
  Retained Earnings (Deficit)                           ( 7,124,821)         (  6,612,099)
  Treasury Stock, at cost                               (     5,235)         (      5,235)
                                                       ------------         -------------
           Total Stockholders' Equity                     6,109,943             6,621,783
                                                       ------------         -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  9,701,144         $  10,247,980
                                                       ============         =============


       Read accountants' review report and notes to financial statements.



                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                      ------------------------------------


                             Common Stock
                          --------------------                   Accumulated
                          Number        Par      Additional          Other       Retained               Comprehensive
                            of         Value      Paid-In        Comprehensive   Earnings     Treasury     Income
                          Shares      $.00067     Capital        Income (Loss)   (Deficit)     Stock       (Loss)
                         ---------------------    -----------    -------------  ------------   ------   ------------
 BALANCE JANUARY
  1,2000                 3,300,000    $  2,211    $10,203,732      ($415,193)  ($ 1,912,776)   $ 5,235  $         -

 ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS                 -           -              -         (145,133)           -          -        ( 145,133)

 WARRANTS ISSUED IN
  EXCHANGE FOR SERVICE         -           -        1,991,700            -              -          -              -

 COMPENSATION EXPENSE ON
  VARIABLE OPTIONS PLAN        -           -          491,900            -              -          -              -

 COMPENSATION ON
 RE-PRICING
   OF STOCK OPTIONS            -           -           34,900            -              -          -              -

 EXERCISE OF
  STOCK OPTIONS            725,000         486        724,514            -              -          -              -

 STOCK ISSUED AS
  COMPENSATION             200,000         134        349,866            -              -          -              -

 NET (LOSS) FOR THE
  YEAR ENDED DECEMBER
  31, 2000                     -           -              -              -     (  4,699,323)       -      ( 4,699,323)
                         ---------    --------    -----------      ---------    -----------    -------  -------------

 BALANCE DECEMBER
  31, 2000               4,225,000       2,831     13,796,612      ( 560,326)  (  6,612,099)     5,235            -

 Comprehensive Income
  For The Years Ended
  December 31, 2000            -           -              -              -              -          -      ($4,844,456)

 ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS                 -           -              -              882            -          -              882

 NET (LOSS) FOR THE
  THREE MONTH ENDED
  MARCH 31, 2001               -           -              -              -     (    512,722)       -      (   512,722)
                         ---------    --------    -----------      ---------    -----------    -------  -------------

 BALANCE MARCH 31,
  2001                   4,225,000    $  2,831    $13,796,612      ($ 559,444) ($ 7,124,821)   $ 5,235
                         =========    ========    ===========      ==========   ===========    =======

Comprehensive
 Income (Loss)
  For The Three
  Months Ended
  March 31, 2001                                                                                          ($  511,840)
                                                                                                          ===========


    Read accountants review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

                                                   2001           2000
                                               -----------    -----------
Revenue
-------

   Rental Income                               $   148,335    $   240,146
   Sales of Cigars                                  33,916         24,301
                                               -----------    -----------
        Total Revenues                         $   182,251    $   264,447
                                               -----------    -----------
Cost and Expenses
-----------------

   Selling, General & Administration               517,336        527,852
Depreciation                                        16,630         32,847
   Cost of Cigar Sales                              21,384         19,783
   Impairment Charges                              194,419            -
                                               -----------    -----------
         Total Cost and Expenses                   749,769        580,482
                                               -----------    -----------
Operating Income (Loss)                           (567,518)      (316,035)
                                               -----------    -----------
Other Income (Expenses)
-----------------------

   Interest Income                                  54,796         10,839

          Net Other Income (Expenses)               54,796         10,839
                                               -----------    -----------
Income (Loss) Before Income Taxes                 (512,722)      (305,196)

Income Taxes (Provision) Benefit                       -              -
                                               -----------    -----------
Net Income (Loss)                              ($  512,722)   ($  305,196)

Earnings (Loss) Per Common Share and
   Common Share Equivalent Basic And
   Fully Diluted
   -------------

   Common Share Equivalent Outstanding           4,221,600      3,296,600
                                               ===========    ===========
         Net Income (Loss) per share           ($      .12)   ($      .09)
                                               ===========    ===========

       Read accountants' review report and notes to financial statements.


                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

                                                                    2001           2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                             ($  512,722)   ($  305,196)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
      Depreciation                                                   16,630         32,847
      Asset Impairment Charges                                      194,419            -
      Amortization of Deferred Debt Issuance Costs                   16,125            -
      Loss On Sale Of Assets                                         34,022          4,867

   Changes in Assets - (Increase) Decrease:
Accounts Receivable                                                  99,524          2,105
Prepaid Expenses and Other Current Assets                            (5,545)        20,437
    Inventory of Cigars                                             (15,204)        17,036
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                           (51,127)       (23,684)
                                                                -----------    -----------
    Net Cash Provided by (Used In) Operating
      Activities                                                   (223,878)      (251,588)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on Sale of Fixed Assets                                  165,303        211,607
   Fixed Assets, Other                                               21,059         (9,404)
  Other Assets                                                       (4,296)         8,961
                                                                -----------    -----------
     Net Cash Provided By (Used by)Investing
        Activities                                                  182,066        211,164
                                                                -----------    -----------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                      882       (119,912)
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (40,930)      (160,336)

CASH AND CASH EQUIVALENTS - BEGINNING                             4,422,715        800,223
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                              $ 4,381,785    $   639,887
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                                      $     1,715    $       -
                                                                ===========    ===========
  Income Taxes, Foreign                                         $       -      $       -


       Read accountants' review report and notes to financial statements.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
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

      B  Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formerly known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation and Latin American Casinos of Colombia LTDA, a Colombian Corporation effective September 23, 1997. The company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of Latin American Casinos, Inc., to distribute quality cigars. It was originally intended that the company would market premium cigars at "off price", and will acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as of March 31, 2001, the company had expended approximately $1,190,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:

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

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000
                   -------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      C  Property and Equipment
         ----------------------

         Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Whenever there is a change in events or circumstances, the Company performs an impairment analysis by comparing the future undiscounted cash flows and if they are less than the carrying amount, and impairment charge is recorded to reduce the assets to its estimated fair value.

      D  Revenue Recognition
         -------------------

         Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service. Typical rental arrangements for slot machines are for one year or less in duration with consistent rent income earned over the life of the lease. As a general rule the company does not incur any significant direct cost with the inception of a lease. All leasing expense, payroll and maintenance of equipment are charged to operations as incurred. Revenue on the sale of cigars are recorded when customer orders are shipped. The cost of cigar sales represents the direct cost of the product sold.

      E  Statement of Cash Flows
         -----------------------

         For purposes of this statement, the company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      F  Income (Loss) Per Common Share
         ------------------------------

         Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriter's options (Note 4, 5, 6) were anti-dilutive, and excluded from the computation of basic and diluted earnings (loss) per share. In the future these warrants, stock options, and underwriter options could be dilutive and as such future earnings per share would be diluted by 7,607,496 additional shares.

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

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
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

      K  Valuation of Company's Stocks Options and Warrants
         --------------------------------------------------

         As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No.123), Accounting for Stock-Based Compensation, the Company accounts for it stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock options grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

      L  Advertising
         -----------

         The company expenses all advertising costs as incurred. Included in the statement of operations is approximately $49,000 and $34,000 advertising expense charged to operations for the six months ended June 30, 2001 and 2000, respectively. Substantially all advertising expense incurred is paid with a barter transaction.

      M  Reclassifications
         -----------------

         Certain amounts reported in prior financial statements have been reclassified to conform to current classification.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      N  Restatements
         ------------

         The Company had restated its previously issued financial statements for the years ended December 31, 2000 and 1999 for the following adjustments:

         1. Recognition of impairment loss on the sale of Miami Property of $64,000 was recorded in year 2000 instead of year 2001.

         2. Adjustment of beginning additional paid in Capital and retained earnings deficit for expense recorded with option and warrants issued in 1998, $284,175.

         3. Adjustment of retained earnings (deficit) and additional paid in capital for the cost of warrants issued, compensation expenses on variable option plan and compensation recorded on repricing of stock options, $2,518,500 in year 2000.

Note 2.  Property and Equipment
-------  ----------------------

         Property and Equipment are summarized as follows:

                                                 March 31,      December 31,
                                                   2001             2000
                                                -----------      -----------
         Land & Building (See Note 9)           $    75,000     $    335,363
         Rental Equipment(See Note 9)             3,944,111        4,197,282
         Leasehold Improvements                      19,894           26,027
         Furniture, Fixtures & Office Equipment     143,899          141,914
         Transportation Equipment                    25,823           48,510
                                                -----------      -----------
                    Total                         4,208,727        4,749,096

         Less:  Accumulated Depreciation            931,365          976,301
                                                -----------      -----------
         Property and Equipment - Net           $ 3,277,362     $  3,772,795
                                                ===========     ============

         The estimated useful lives of property and equipment, is a follows:

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


                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 3.  Warrants and Options
-------  --------------------

         At March 31, 2001 the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the Board of Directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the then market value of the restricted stock, $350,000. The remaining warrants were issued for service and were valued at $1,800,000 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations for year 2000.

Note 4.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement. At the date of issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. At the date issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. The incremental value of the repriced warrants over the current value of the warrants calculated with the Black-Scholes option pricing model was recorded in the restated financial statements of year 2000.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

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

         Incentive Stock Options Outstanding
         -----------------------------------

                                                   Amount      Price
                                                              Per Share
                                                 ---------    ---------
Options Outstanding at January 1, 2000           $ 932,500    $   1.00
Additional Options Issued                           35,000    $   1.06
Additional Options Issued                           80,000    $   1.75
Options Lapsed                                     (85,000)   $   1.00
Options Exercised                                 (725,000)   $   1.00
                                                 ---------    --------
Options Outstanding at December 31, 2000
   and March 31, 2001                            $ 237,500
                                                 =========

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 5.  Incentive Stock Option Plan (Continued)
-------  ---------------------------------------

         All outstanding warrants and non-qualified options are incentive stock options were exercisable at March 31, 2001.

         The following table shows the years in which all the company's options and warrants (as discussed in Notes 4, 5, and 6) will expire:

                                                                       Weighted
                                                            Number     Average
                                             Range            of      Exercise
            Year Ending December 31      Low      High      Shares      Price
                                           -----------      ------    ---------

            2001                        $ 3.00   $ 3.00   1,725,000     $  3.00
            2002                          1.00     1.00     172,500        1.00
            2003                          1.00     1.00     310,000        1.00
            2004                           -        -           -           -
            Thereafter                    1.06     1.75   3,415,000        1.74
                                                          ---------
            Total                                         5,622,500

         The weighted average fair value of options granted during fiscal 2000 was $1.07 per share. All options were granted at an exercise price that equaled the market price.

         The Company adopted the provision so SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion On 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. In June 1999, the Company adopted the Financial Accounting Standards Board Interpretation Number 44, which requires re-priced options be re-measured for expenses each quarter based on the quarter end stock price. Expenses are also re-measured upon exercise for the options. The Company recorded $491,900 and no expenses as a result of the aforementioned accounting in 2000 and 2001, respectively.

         Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                2001             2000
                                            -----------    -------------
         Net income - as reported           $  (512,722)   $  (4,699,323)
         Net income -pro forma              $  (512,722)   $  (6,429,924)
         Loss per share - as reported:
                  Basic and Diluted         $      (.12)   $       (1.40)
         Loss per share - pro forma:
                  Basic and Diluted         $      (.12)   $       (1.90)

         The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000
                                            -------------
         Risk - free interest               $       5.80%
         Expected life                            5 years
         Expected volatility                       68.19%
         Expected dividend                             -

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 6.  Debentures
-------  ----------

         In December 2000 the company, through a private placement issued $3,500,000 principle amount of 6% convertible debentures. These debentures were due June 13, 2001 which has been subsequently extended to December 13, 2001 and are convertible into common stock at an exercise price of $1.75 per share. The company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs are being amortized over the life of the debentures. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance. Included as part of selling general & administration expenses in the statements of operations for the three months ended March 31, 2001 is $16,125 amortization of deferred debt issuance costs.

Note 7.  Provision of Income Taxes
-------  -------------------------

         As of March 31, 2001 the company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $4,344,000 expiring in the year 2016. No valuation allowance has been provided for unmerited foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements. The current provision for taxes, if any, are based on a tax provision for foreign operations.

Note 8.  Commitments and Contingencies
-------  -----------------------------

      A  Litigation
         ----------

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 8.  Commitments and Contingencies (Continued)
-------  -----------------------------------------

      B  Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with The Chief Executive Officer Lloyd Lyons, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of the officer. In January 2000, The Chief Executive Officer passed away and effective August 2, 2000 the company amended its employment contract with his surviving widow and primary beneficiary of the Estate where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract, the company will record additional compensation at the greater of the then market price of the company's stock or the guaranteed price stipulated in the contract. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that the then officer loan of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per annum in the year 2000 and $51,480 in the subsequent year.

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

         The company entered into two additional one-year employment agreements with the Chief Operating Officer, William Bossung and the Chief Executive Officer, Todd Sanders, requiring the company issue 100,000 shares of stock and 750,000 warrants to purchase additional common stock at $1.75 per share, individually. The distribution of the stock was considered compensation in the year 2000 (See Note 3). The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the then market value of the restricted stock, $350,000.

                        Read accountants' review report.

                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 8.  Commitments and Contingencies  (Continued)
-------  -----------------------------

      C  Foreign Assets
         --------------

         The accompanying consolidated balance sheets include assets relating to the company's slot machine operations in Peru and Colombia of $3,520,000 and $1,264,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In addition, a significant portion of the company's inventory in cigars is being stored in South America awaiting instructions to deliver them to the Miami location. Revenue from rental operation is entirely earned in Colombia and Peru.

      D  Lease Commitment
         ----------------

         The company's Miami office is obligated for a three year lease for its premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for a two year lease for its warehouse space, at a monthly rent of $1,400.

         Future minimum payments required as of March 31, 2001 on all non cancelable leases in effect that are one year in duration or longer, are as follows:
                                                        Miami
                                          Total        Faculty       Warehouse
                                       ----------     ----------     ----------
              Year 2001                $   27,600     $   15,000     $   12,600
              Year 2002                    16,800            -           16,800
                                       ----------     ----------     ----------
                 Total                 $   44,400     $   15,000     $   29,400
                                       ==========     ==========     ==========

         All other leases are less the 12 month in duration or are on a month to month bases.

Note 9   Impairment Charges
------   ------------------

         In March 2001, the company sold it's Miami property for an aggregate consideration of $139,000 and recorded a net loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charge in the restated fiscal year 2000 financial statement. In addition, the company recorded an additional impairment loss due to obsolescence in value for certain slot machine parts of $194,000. The impairment cost associated with gaming equipment parts was the result of non-usable parts previously recorded as part of the slot machine fixed asset costs on the accompanying balance sheet.

                        Read accountants' review report.


                  LATIN AMERICAN CASINOS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   ------------------------------------------

Note 10  Pending Merger
-------  --------------

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The company had deferred $37,500 of cost incurred in connection with this merger. It is contemplated that if the merger is consummated, the acquisition will be recorded as a "purchase" and the deferred costs will be allocated to the purchase price of the acquired assets. The company terminated these negotiations on May 17, 2001.

Note 11  Operating Segments Three Months Ended March 31, 2001
-------  ----------------------------------------------------

                                                         Cigar         Gaming
                                          Total        Operations     Equipment     Unallocated
                                       ------------   ------------   ------------   ------------
           Revenues                    $    182,251   $     33,916   $    148,335   $          0
           --------                    ------------   ------------   ------------   ------------
           Cost & Expenses
           ---------------
           Cost of Product Sold              21,384         21,384              0              0
           Direct Overhead Cost             374,140         36,650        337,490
           Allocated Overhead Cost          143,196         26,648        116,548              0
           Depreciation                      16,630          2,601         12,926          1,103
           Asset Impairment Cost            194,419              0        194,419            -
                                       ------------   ------------   ------------   ------------
           Total Cost and
           Expenses                         749,769         87,283        661,383          1,103
           --------                    ------------   ------------   ------------   -----------
           Operating Income
           (Loss)                      ($   567,518)  ($    53,367)  ($   513,048)  ($     1,103)
           ------                      ============   ============   ============   ============
           Total Assets                $  9,701,144   $    713,370   $  4,637,600   $  4,350,174
           ------------                ============   ============   ============   ============

         For The Quarter Ended March 31, 2000
         ------------------------------------

                                                         Cigar         Gaming
                                          Total        Operations     Equipment     Unallocated
                                       ------------   ------------   ------------   ------------

           Revenues                    $    264,447   $     24,301   $    240,146   $        -
           --------                   -------------  ------------   ------------   -------------
           Cost & Expenses
           ---------------
           Cost of Product Sold              19,783         19,783            -              -
           Direct Overhead Cost
           Expenses Associated              304,309         18,667        285,642            -
           Allocated Overhead
             Cost                           223,543         20,542        203,001            -
           Depreciation                      32,847          2,841         28,006          2,000
                                       ------------   ------------   ------------   ------------
           Total Cost and
           Expenses                         580,482         61,833        516,649          2,000
           --------                    ------------   ------------   ------------   ------------

           Operating Income
             (Loss)                    $   (316,035)  $    (37,532)  $   (276,503)  $     (2,000)
             ------                     ============   ============   ============   ============

           Total Assets                $ 10,312,000   $    682,000   $  8,635,200   $  1,404,000
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

         In September 1997, the Company incorporated World's Best Rated Cigar Company, as a wholly owned subsidiary, to distribute premium cigars. It was originally intended that the company would acquire quality cigars from six manufacturers and market them at "off price" through large retail chains. In February 2000, the marketing strategy was modified to include selling directly to consumers through our web site, www.worldsbestrated.com, and our toll free number. Substantially all advertising expense incurred is paid with barter transactions.

In March 2001, the company sold it's Miami property for an aggregate consideration of $139,000 and recorded a net loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charge in the restated fiscal year 2000 financial statement. In addition, the company recorded an additional impairment loss due to obsolescence in value for certain slot machine parts of $194,000. The impairment cost associated with gaming equipment parts was the result of non-usable parts previously recorded as part of the slot machine fixed asset costs on the accompanying balance sheet.



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

         Selling, general, and administrative expenses incurred in the quarter ended March 31, 2001 decreased $10,500 or 5.0%, to $517,000 from $527,850 for the same period in 2000.

         The decrease is due to a reduction in staffing in South America offset by employee severance payments in South America.

         Net (loss) for the three months ended March 31, 2001 was ($576,800) or ($0.14) per share compared to ($305,200) loss or ($0.09) per share for the same period in 2000.

         The net loss was attributable to the significant decline in revenues from slot machine operations, the write down of slot machine parts and the loss incurred on the sale, by the company, of it's real estate in Miami.

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

         The Company anticipates that its cash position and interest earned on cash equivalents will be sufficient to meet its cash needs for the next twelve months. The Company does not have any commitments for material capital expenditures.

Item 6.  Exhibits and Reports on Form 8-K

         (b)   Form 8-K, Item 5, Dated January 5, 2001


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

                                       NuWay Energy, Inc.


Date: March 25, 2002                   /s/ TODD SANDERS
     ------------------------          ----------------------------------------
                                       Todd Sanders
                                       President

Date: March 25, 2002                   /s/ JOE TAWIL
     ------------------------          ----------------------------------------
                                       Joe Tawil
                                       Acting Chief Financial and Accounting
                                       Officer