Form 10QSB/A
period 2001-06-30
NUWAY ENERGY INC
filed 2002-03-25
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to               .
                                        -------------    --------------

                         Commission File Number 33-43423

                               NUWAY ENERGY, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 DELAWARE                               65-0159115
     ---------------------------------              -------------------
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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                    CONTENTS
                                    --------






Accountant's Review Report                                                1

Consolidated Balance Sheets as of June 30, 2001
  and December 31, 2000                                                   2

Consolidated Statements of Changes in Stockholders'
  Equity for the Six months ended June 30, 2001 and
   Year Ended December 31, 2000                                           3

Consolidated Statements of Operations for the Three months and Six
   Months Ended June 30, 2001 and 2000                                    4

Consolidated Statements of Cash Flows for the Six months
   Ended June 30, 2001 and 2000                                           5

Notes to Consolidated Financial Statements as of June 30, 2001
  and December 31, 2000                                                   6-17

                           Accountants' Review Report
                           --------------------------



To the Board of Directors
  NuWay Energy, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Energy, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and six months ended June 30, 2001 and 2000 in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Energy, Inc.

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

Shubitz Rosenbloom & Co., P.A.




Miami, Florida
August 10, 2001
(Except as to Note 1 N
Whose date is March 22, 2002)

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                     ASSETS
                                     ------


                                                        June 30,      December 31,
                                                          2001            2000
                                                      ------------    ------------
CURRENT ASSETS
   Cash and Cash Equivalents                          $  4,055,992    $  4,422,715
   Accounts Receivable, Less $150,000 of Allowance
     for Doubtful Accounts in 2001 and 2000              1,287,299       1,382,382
   Inventory                                               538,097         539,560
   Prepaid Expenses and Other Current Assets                98,511         136,717
                                                      ------------    ------------

             Total Current Assets                        5,979,899       6,481,374
                                                      ------------    ------------

PROPERTY AND EQUIPMENT - NET                             3,187,128       3,708,795
                                                      ------------    ------------

OTHER ASSETS
   Deposits                                                 86,610          11,609
   Other Assets                                             13,450          46,208
                                                      ------------    ------------

             Total Other Assets                            100,060          57,817
                                                      ------------    ------------

   TOTAL ASSETS                                       $  9,267,087    $ 10,247,986
                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses              $    523,598    $    190,703
   Debentures Payable net of deferred debt issuance
     costs of  $32,250 and $64,500 in 2001 and 2000      3,467,750       3,435,500
                                                      ------------    ------------

             Total Current Liabilities                   3,991,348       3,626,203
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES                                   --              --

             Total Liabilities                           3,991,348       3,626,203
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.00067 Par Value 15,000,000
      Shares Authorized, 4,225,000 Shares Issued
      4,221,600 Shares Outstanding and 3,400 Shares
      held as Treasury Stock                                 2,831           2,831
   Additional Paid-In Capital                           13,796,612      13,796,612
   Accumulated Other Comprehensive Income (Loss)          (560,238)       (560,326)
   Retained Earnings (Deficit)                          (7,958,231)     (6,612,099)
   Treasury Stock, at cost                                  (5,235)         (5,235)
                                                      ------------    ------------

             Total Stockholders' Equity                  5,275,739       6,621,783
                                                      ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,267,087    $ 10,247,986
                                                      ============    ============

         Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                    Common Stock
                             -------------------------                 Accumulated
                               Number          Par        Additional      Other        Retained
                                 of           Value        Paid-In    Comprehensive    Earnings       Treasury     Comprehensive
                               Shares        $.00067       Capital    Income (Loss)    (Deficit)        Stock      Income (Loss)
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------
BALANCE JANUARY 1, 2000        3,300,000   $     2,211   $10,203,732   ($  415,193)   ($1,912,776)   $     5,235   $        --

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                         --            --            --      (145,133)            --             --      (145,133)

WARRANTS ISSUED IN
 EXCHANGE FOR SERVICE                 --            --     1,991,700            --             --             --            --

COMPENSATION EXPENSES
 OF VARIABLE OPTION PLANS             --            --       491,900            --             --             --            --

COMPENSATION ON RE-PRICING
 OF STOCK OPTIONS                     --            --        34,900            --             --             --            --

EXERCISE OF
 STOCK OPTIONS                   725,000           486       724,514            --             --             --            --

STOCK ISSUED AS
 COMPENSATION                    200,000           134       349,866            --             --             --            --

NET (LOSS) FOR THE YEAR
 ENDED DECEMBER 31, 2000              --            --            --            --     (4,699,323)            --    (4,699,323)
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE DECEMBER 31, 2000      4,225,000         2,831    13,796,612      (560,326)    (6,612,099)         5,235

Comprehensive Income
 (Loss) For The
  Year Ended
  December 31, 2001                                                                                                ($4,844,456)
                                                                                                                   ===========

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                         --            --            --            89             --             --            89

NET (LOSS) FOR THE
 SIX MONTHS ENDED
 JUNE 30, 2001                        --            --            --            --     (1,346,132)            --    (1,346,132)
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE JUNE 30, 2001          4,225,000   $     2,831   $13,796,612   ($  560,237)   ($7,958,231    $     5,235
                             ===========   ===========   ===========   ===========    ===========    ===========

Comprehensive
 Income (Loss) For
  The Six Months
  Ended June 30, 2001                                                                                              ($1,346,043)
                                                                                                                   ===========

        Read accountants review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended              Six Months Ended
                                       --------------------------    --------------------------
                                         June 30,       June 30,       June 30,       June 30,
                                           2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------
Revenues:
   Rental Income                       $   117,383    $   164,344    $   265,718    $   404,486
   Sales of Cigars                          37,859         50,931         71,775         75,232
                                       -----------    -----------    -----------    -----------

        Total Revenues                     155,242        215,275        337,493        479,718
                                       -----------    -----------    -----------    -----------

Costs and Expenses:
   Impairment Charges                      152,652             --        347,071             --
   Selling, General & Administration       825,095        534,639      1,344,146      1,062,484
   Depreciation                             34,239         29,007         50,869         61,854
   Costs of Cigar Sales                     21,932         44,668         43,316         64,451
                                       -----------    -----------    -----------    -----------

        Total Cost and Expenses          1,033,918        608,314      1,785,402      1,188,789
                                       -----------    -----------    -----------    -----------


Operating Income (Loss)                   (878,676)      (393,039)    (1,447,909)      (709,071)

   Interest Income                          45,266         15,368        101,777         25,757
                                       -----------    -----------    -----------    -----------

         Net Other Income (Expenses)        45,266         15,368        101,774         25,757
                                       -----------    -----------    -----------    -----------



Income (Loss) Before Income Taxes         (833,410)      (377,671)    (1,346,132)      (683,314)

Income Taxes (Provision) Benefit                --             --             --             --
                                       -----------    -----------    -----------    -----------


Net Income (Loss)                      ($  833,410)   ($  377,671)   ($1,346,132)   ($  683,314)
                                       ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share and
   Common Share Equivalent - Basic
    and Fully Diluted

   Common Share Equivalent
    Outstanding                          4,221,600      3,296,600      4,221,600      3,296,600
                                       ===========    ===========    ===========    ===========


                 Net Income (Loss)     ($      .20)   ($      .11)   ($      .32)   ($      .21)
                                       ===========    ===========    ===========    ===========

       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                         2001           2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                  ($1,346,132)   ($  683,314)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
      Depreciation                                        50,869         61,854
      Asset Impairment Charges                           247,071             --
      Amortization of Deferred Debt Issuance Costs        32,250             --
      Loss on Sale of Fixed Assets                        23,571          4,867

  Changes in Assets - (Increase) Decrease:
      Accounts Receivable                                 95,083        105,512
      Prepaid Expenses and Other Current Assets           38,206        107,771
      Inventory of Cigars                                  1,463         57,646
  Changes in Liabilities - Increase (Decrease):
      Accounts Payable and Accrued Expenses              332,896        (16,507)
                                                     -----------    -----------

      Net Cash Provided by (Used In) Operating
        Activities                                      (524,723)      (362,171)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds on Sale of Fixed Assets                       188,351        225,423
  Fixed Assets, Other                                     11,803        (11,247)
  Other Assets                                           (42,243)        14,894
                                                     -----------    -----------

     Net Cash Provided By (Used by)Investing
        Activities                                       157,911        229,120
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                            89       (133,643)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (366,723)      (266,694)

CASH AND CASH EQUIVALENTS - BEGINNING                  4,422,715        800,223
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                   $ 4,055,992    $   533,529
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid During the Period for:
  Interest                                           $     4,696    $    14,592
                                                     ===========    ===========
  Income Taxes, Foreign                              $        --    $        --
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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2001, AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         C  Property and Equipment
            ----------------------

            Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Whenever there is a change in events or circumstances, the Company performances an impairment analysis by comparing the future undiscounted cash flows and if they are less than the carrying amount, and impairment charge is recorded to reduce the assets to its estimated fair value.

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

         F  Income (Loss) Per Common Share
            ------------------------------

            Basic earnings per common share and common share equivalent were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriters options (Notes 4, 5, 6, 7) were anti-dilutive, and excluded from the computation of basic and diluted earnings (loss) per share. In the future, these warrants, stock options, and underwriter options could be dilutive and as such future earnings per share could be diluted by 7,607,496 additional shares.

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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

         L  Advertising
            -----------

            The company expenses all advertising costs as incurred. Included in the statement of operations is approximately $49,000 and $34,000 advertising expense charged to operations for the six months ended June 30, 2001 and 2000, respectively. Substantially all advertising expenses incurred were paid with a barter transaction.

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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

Note 2.  Property and Equipment
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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 3.  Warrants and Options
         --------------------

         At June 30, 2001 the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the Board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share (See note 7). The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the market value of the restricted stock, $350,000. The remaining warrants were issued for servcie and were valued at $1,800,000 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations for year 2000.

Note 4.  Investment Banker Warrants
         --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, the company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date (See Note
         7). At the date of issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. At the date issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. The incremental value of the re-priced warrants over the current value of the warrants calculated with the with the Black-Scholes option pricing model was recorded in the restated financial statement of year 2000.


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 5.  Incentive Stock Option Plan
         ---------------------------

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

         Incentive Stock Options Outstanding
         -----------------------------------

                                                      Amount     Price Per Share
                                                    ----------   ---------------
         Options Outstanding at January 1, 2000     $  932,500        $1.00
         Additional Options Issued                      35,000        $1.06
         Additional Options Issued                      80,000        $1.75
         Options Lapsed                                (85,000)       $1.00
         Options Exercised                            (725,000)       $1.00
                                                    ----------
         Options Outstanding at December 31, 2000
           and June 30, 2001
                                                    $  237,500
                                                    ==========


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 5.  Incentive Stock Option Plan (Continued)
         ---------------------------

         All outstanding warrants and non-qualified options are incentive stock options were exercisable at March 31, 2001.

         The following table shows the years in which all the company's options and warrants (as discussed in Notes 4, 5, and 6) will expire:

                                                                     Weighted
                                        Range                        Average
                                   ---------------     Number of     Exercise
         Year Ending December 31     Low     High       Shares        Price
                                   ------   ------     ---------     -------

         2001                      $ 3.00   $ 3.00     1,725,000     $  3.00
         2002                        1.00     1.00       172,500        1.00
         2003                        1.00     1.00       310,000        1.00
         2004                          --       --            --          --
         Thereafter                  1.06     1.75     3,415,000        1.74
                                                       ---------

         Total                                         5,622,500
                                                       =========

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

         Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                2001             2000
                                            ------------     ------------

         Net income - as reported           $ (1,346,132)    $ (4,699,323)
         Net income -pro forma              $ (1,346,132)    $ (6,429,924)
         Loss per share - as reported:
                  Basic and Diluted         $       (.32)    $      (1.40)
         Loss per share - pro forma:
                  Basic and Diluted         $       (.32)    $      (1.90)

         The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2000
                                                 ----------
            Risk - free interest                 $    5.80%
            Expected life                           5 years
            Expected volatility                      68.19%
            Expected dividend                           --


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 6.  Debentures
         ----------

         In December 2000 the company, through a private placement issued $3,500,000 principle amount of 6% convertible debentures. These debentures were due June 13, 2001 and were extended to December 13, 2001 and are convertible into common stock at an exercise price of $1.75 per share. Included in accounts payable and accrued expenses in the accompanying financial statements is approximately $122,000 of accrued interest on these disbursements. The interest on these debentures are payable either in cash or in additional shares of common stock, at the discretion of the company (see Note 7). The company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs are being amortized over the life of the debentures. Included as part of selling general & administration expenses in the statement of operations for the three and six months ended June 30, 2001 is $32,250 and $16,125 amortization of deferred debt issuance costs.

Note 7.  SEC Registration Statement
         --------------------------

         In July 2001 the company filed a registration statement with the Securities and Exchange Commission to register 7,229,608 shares of common shares of the corporation. These shares represent substantially all the convertible shares outstanding from options, warrants and debentures. In addition, certain shareholders have included in the registration legend stock they currently own. The estimated cost incurred with the registration statement, $25,000, has been included as part of selling, general and administration expenses in the accompanying statements.

Note 8.  Provision of Income Taxes
         -------------------------

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

Note 9.  Commitments and Contingencies
         -----------------------------

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


Note 9.  Commitments and Contingencies (Continued)
         -----------------------------

         B  Employment Agreements
            ---------------------

            In January 1997, the company entered into a five year employment agreement with the Chief Executive Officer, Lloyd Lyons, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of Mr. Lyons. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended its employment contract with his surviving widow and primary beneficiary of his Estate where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the then market price of the company stock or the guaranteed price stipulated in the contract. The agreement further provides that the spouse remain in the employment of the company for at least 4 months following the amendment of the contract. The contract revisions further provided that Mr. Lyons loan of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. The employment agreement with the spouse remains intact in all other regards and obligates the company to provide an annual compensation at the rate of $46,800 per annum in the year 2000 and $51,480 in the subsequent year.

            In January 2000 the company entered into two additional employment contracts, with the company president and the officer in charge of Latin American Operations, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employees contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract.

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


Note 9.  Commitments and Contingencies (Continued)
         -----------------------------

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

         D  Lease Commitment
            ----------------

            The company is obligated for a three year lease for its Miami office premises, which expires in September, 2001 and requires monthly rent of $2,500. In addition, the company is obligated for a two year lease for its warehouse space, at a monthly rent of $1,400. The company is also obligated for an office lease at its California facility. This lease requires monthly rentals of $7,670 through March, 2002. All other leases are of short duration or are on a month to month arrangement. Future minimum payments required as of June 30, 2001 on all non-cancelable leases in effect that are one year in duration or longer, are as follows:

                                            Miami                     California
                              Total        Faculty      Warehouse       Office
                            ---------     ---------     ---------     ---------
               Year 2001    $  61,920     $   7,500     $   8,400     $  46,020
               Year 2002       39,810            --        16,800        23,010
                            ---------     ---------     ---------     ---------
               Total        $ 101,730     $   7,500     $  25,200     $  69,030
                            =========     =========     =========     =========

Note 10. Asset Impairment Charges
         ------------------------

         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charges in the restated fiscal year 2000 financial statement. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment costs of $100,000. The impairment costs associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger agreement had been rescinded in May, 2001 and the company recorded $52,000 as part of asset impairment costs.


                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 11. Subsequent Event
         ----------------

         In August 2001 Latin American Casinos, Inc., changed it's name to NuWay Energy, Inc. The stock symbol will be changed to NWAY and will commence trading with the new symbol on August 15, 2001. The name change reflects a new direction that the company will be exploring. The company anticipates it will enter the oil and gas industries in Canada via the formation of subsidiaries in Alberta Canada and Nevada U.S. and other potential acquisitions in the energy field without disturbing its current business operations.

         In August 2001 the company entered into a consulting arrangement for financial advisory services. As part of the consideration for the agreement the company advanced $90,000. The consulting arrangement has subsequently been rescinded.


Note 12. Operating Segments Six Months Ended June 30, 2001
         -------------------------------------------------

                                                 Cigars         Gaming
                                   Total       Operations      Equipment     Unallocated
                                -----------    -----------    -----------    -----------
         Revenues               $   337,493    $    71,775    $   265,718    $         0
                                -----------    -----------    -----------    -----------

         Costs & Expenses

         Cost of Product Sold        43,316         43,316              0              0
         Direct Overhead Cost       557,374         81,085        496,289
         Allocated Overhead
           Costs                    766,772        163,070        603,702              0
         Depreciation                50,869          5,202         42,167          3,500
         Assets Impairment
           Costs                    347,071              0        347,071             --
                                -----------    -----------    -----------    -----------
         Total Costs
           and Expenses           1,785,402        292,673      1,489,229          3,500
                                -----------    -----------    -----------    -----------

         Operating Income
          (Loss)                ($1,447,909)   ($  220,898)   ($1,223,511)   ($    3,500)
                                ===========    ===========    ===========    ===========

             Total Assets       $ 9,267,000    $   687,000    $ 4,467,000    $ 4,114,000
                                ===========    ===========    ===========    ===========


                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


Note 12. Operating Segments Six Months Ended June 30, 2000 (Continued)
         -------------------------------------------------


                                                 Cigars         Gaming
                                   Total       Operations      Equipment     Unallocated
                                -----------    -----------    -----------    -----------
         Revenues               $   479,718    $    75,232    $   404,486    $        --
                                -----------    -----------    -----------    -----------

         Cost & Expenses

         Cost of Product Sold        64,451         64,451             --             --
         Direct Overhead Cost       624,354         60,403        563,951
         Allocated Overhead
           Cost                     438,130         68,709        369,421             --
         Depreciation                61,854          5,682         52,172          4,000
         Assets Impairment
           Cost                          --             --             --             --
                                -----------    -----------    -----------    -----------
         Total Costs
           And Expenses         $ 1,188,789    $   199,245    $   985,544    $     4,000)
                                ===========    ===========    ===========    ===========

         Operating Income
           (Loss)               $  (709,071)   $  (124,013)   $  (581,058)   $    (4,000)
                                ===========    ===========    ===========    ===========

         Total Assets           $ 7,245,000    $   758,000    $ 5,476,000    $ 1,011,000
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


         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charges in the restated fiscal year 2000 financial statement. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment costs of $100,000. The impairment costs associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger agreement had been rescinded in May, 2001 and the company recorded $52,000 as part of asset impairment costs.



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

         Selling, general, and administrative expenses incurred in the quarter ended June 30, 2001 increased $280,400 or 54%, to $825,000 from $534,600 for the same period in 2000. Selling, general, and administrative expenses incurred for the six months ended June 30, 2001 increased $281,700 or 26%, to $1,384,000 from $1,062,500 for the same period in 2000.

         These increases are due in part to the increased cost of servicing the older machines, as well as fees and costs associated with exploring new ventures and acquisitions and costs associated with pending registration statement and the amortization of deferred debt issuance costs.

         Net (loss) for the three months ended June 30, 2001 was ($833,400) or ($0.20) per share compared to ($377,700) loss or ($0.11) per share for the same period in 2000. Net (loss) for the six months ended June 30, 2001 was (1,410,100) or ($0.32) per share compared to ($683,300) or $0.21 per share for the same period in 2000.

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

         (a) Exhibits: 99.1 Amendment to 6% Convertible Debenture

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

                                               NuWay Energy, Inc.


              Date:  March 25, 2002            /s/ TODD SANDERS
                   ------------------          -------------------------------
                                               Todd Sanders
                                               President


              Date:  March 25, 2002            /s/ JOE TAWIL
                   ------------------          -------------------------------
                                               Joe Tawil
                                               Acting Chief Financial and
                                               Accounting Officer

EXHIBIT 99.1


                    AMENDMENT TO LATIN AMERICAN CASINOS, INC.
                   6% Convertible Debenture due June 13, 2001


         Latin American Casinos, Inc. and the undersigned holder (the "Holder") of that principal amount of Latin American Casinos, Inc. 6% Convertible Debentures due June 13, 2001 (the "Debentures") set forth below hereby agree, as of the date below, as follows:

         1. Within thirty (30) days of the date below, Latin American Casinos, Inc. agrees to file a registration statement with the Securities and Exchange Commission including the shares of Latin American Casinos, Inc. common stock underlying that principal amount of Debentures owned by the Holder as set forth below.

         2. The Maturity Date as defined in the Debentures is hereby amended to be December 13, 2001.

         3. The Holder has good and marketable title to the principal amount of Debentures set forth below free and clear of any security interests, pledges, mortgages or other encumbrances of any kind, and the Holder is authorized to enter into this amendment.


Holder:
------


--------------------------


Debenture No.:
Principal Amount of Debenture: $


Latin American Casinos, Inc.


By:                                   Dated:
    --------------------------------        ----------------
    Jeffrey Felder, President