Form 10QSB/A
period 2001-09-30
NUWAY ENERGY INC
filed 2002-03-25
CIK 880242

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

Notes to Consolidated Financial Statements as of September 30, 2001
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

Shubitz Rosenbloom & Co., P.A.



Miami, Florida
November 6, 2001
(Except as to note 1 N
Whose date is March 22, 2002)

                            NUWAY ENERGY, INC. AND SUBSIDIARIES
                            -----------------------------------
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                         SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                         ----------------------------------------

                                          ASSETS
                                          ------

                                                             September 30,    December 31,
                                                                 2001            2000
                                                             ------------    ------------

CURRENT ASSETS
  Cash and Cash Equivalents                                  $  1,435,043    $  4,422,715
  Accounts Receivable, Less
   $150,000 of Allowance for Doubtful Accounts
    in 2001 and 2000                                            1,203,665       1,382,382
  Inventory                                                       515,860         539,560
  Prepaid Expenses and Other Current Assets                       132,345         136,717
                                                             ------------    ------------

         Total Current Assets                                   3,286,913       6,481,374
                                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                                    3,151,566       3,708,795
                                                             ------------    ------------

OTHER ASSETS
  Deposits                                                        123,473          11,609
  Working Interest in Oil and Gas Investment                    1,530,582              --
  Other Assets                                                     46,776          46,208
                                                             ------------    ------------

         Total Other Assets                                     1,700,831          57,817
                                                             ------------    ------------

  TOTAL ASSETS                                               $  8,139,310    $ 10,247,986
                                                             ============    ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                      $    691,253    $    190,703
  Debentures Payable net of deferred debt issuance
    costs of  $16,125 and $64,500 in 2001 and 2000              3,483,875       3,435,500
                                                             ------------    ------------

         Total Current Liabilities                              4,175,128       3,626,203
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                          --              --

         Total Liabilities                                      4,175,128       3,626,203
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 4,225,000 Shares Issued
    4,180,100 Shares Outstanding and 44,900 Shares
    held as Treasury Stock at September 30, 2001
    and 4,221,600 shares outstanding and 3,400
    shares held as Treasury Stock at
    December 31, 2000                                               2,831           2,831
  Additional Paid-In Capital                                   13,796,612      13,796,612
  Accumulated Other Comprehensive Income (Loss)                  (519,972)       (560,326)
  Retained Earnings (Deficit)                                  (9,190,054)     (6,612,099)
  Treasury Stock, at cost                                        (125,235)         (5,235)
                                                             ------------    ------------

         Total Stockholders' Equity                             3,964,182       6,621,783
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  8,139,310    $ 10,247,986
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

                                                 NUWAY ENERGY, INC. AND SUBSIDIARIES
                                                 -----------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                                          ------------------------------------------------
                                                FOR THE YEAR ENDED DECEMBER 31, 2000
                                                ------------------------------------


                                    Common Stock
                             ---------------------------
                                Number           Par        Additional  Accumulated Other  Retained
                                  of            Value        Paid-In      Comprehensive    Earnings       Treasury     Comprehensive
                                Shares         $.00067       Capital      Income (Loss)    (Deficit)        Stock      Income (Loss)
                             ------------   ------------   ------------   -------------  ------------   ------------   -------------
BALANCE JANUARY
 1,2000                         3,300,000   $      2,211   $ 10,203,732   ($   415,193)  ($ 1,912,776)  $      5,235   $         --

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                          --             --             --       (145,133)            --             --       (145,133)

WARRANTS ISSUED IN
 EXCHANGE FOR SERVICE                  --             --      1,991,700             --             --             --             --

COMPENSATION EXPENSE OF
 VARIABLE OPTION PLANS                 --             --        491,900             --             --             --             --

COMPENSATION ON RE-PRICING
 OF STOCK OPTION                       --             --         34,900             --             --             --             --

EXERCISE OF
 STOCK OPTIONS                    725,000            486        724,514             --             --             --             --

STOCK ISSUED AS
 COMPENSATION                     200,000            134        349,866             --             --             --             --

NET (LOSS) FOR THE
 YEAR ENDED DECEMBER
 31, 2000                              --             --             --             --     (4,699,323)            --     (4,699,323)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE DECEMBER
 31, 2000                       4,225,000          2,831     13,796,612       (560,326)    (6,612,099)         5,235

Comprehensive Income
 (Loss) For The
  Year Ended
  December 31, 2000                                                                                                    ($ 4,844,456)
                                                                                                                       ============

ADJUSTMENT FOR
 FOREIGN CURRENCY
 TRANSLATIONS                          --             --             --         40,354             --             --   $     40,354

Acquisition of 41,500
 Shares of Treasury
 Stock                                 --             --             --             --             --   $    120,000             --

NET (LOSS) FOR THE
 NINE MONTHS ENDED
 September 30, 2001                    --             --             --             --     (2,577,955)            --   ($ 2,577,955)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE SEPTEMBER 30,
 2001                           4,225,000   $      2,831   $ 13,796,612   ($   519,972)  ($ 9,190,054)  $    125,235             --
                             ============   ============   ============   ============   ============   ============

Comprehensive
 Income (Loss) For
  The Nine Months
  Ended September 30,
  2001                                                                                                                 ($ 2,537,601)
                                                                                                                       ============



        Read accountants review report and notes to financial statements.

                               NUWAY ENERGY, INC. AND SUBSIDIARIES
                               -----------------------------------
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                           ------------------            -----------------
                                              September 30,                 September 30,
                                              -------------                 -------------
                                           2001           2000           2001           2000
                                           ----           ----           ----           ----
Revenue
-------

   Rental Income                       $   109,034    $   152,609    $   374,792    $   557,712
   Sales of Cigars                          50,995         36,614        122,770        111,846
                                       -----------    -----------    -----------    -----------

        Total Revenues                     160,029        189,223        497,562        669,558
                                       -----------    -----------    -----------    -----------

Costs and Expenses
------------------

   Impairment Charges                           --             --        347,071             --
   Selling, General & Administration     1,343,890        494,542      2,688,076      1,557,643
   Depreciation                             36,686         29,685         87,555         91,539
   Costs of Cigar Sales                     34,628         17,195         77,944         81,646
                                       -----------    -----------    -----------    -----------

           Total Cost and Expenses       1,415,204        541,422      3,200,646      1,730,828
                                       -----------    -----------    -----------    -----------


Operating Income (Loss)                 (1,255,175)      (352,199)    (2,703,084)    (1,061,270)
-----------------------

   Interest Income                          23,352          1,668        125,129         27,425
                                       -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes       (1,231,823)      (350,531)    (2,641,955)    (1,033,845)

Income Taxes (Provision) Benefit                --             --             --             --
                                       -----------    -----------    -----------    -----------


Net Income (Loss)                      ($1,231,823)   ($  350,531)   ($2,577,955)   ($1,033,845)
                                       ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent - Basic
   -------------------------------
    and Fully Diluted
    -----------------

   Common Share Equivalent
    Outstanding                          4,214,683      3,296,600      4,219,294      3,296,600
                                       ===========    ===========    ===========    ===========


     Net Income (Loss)                 ($      .29)   ($      .11)   ($      .61)   ($      .31)
                                       ===========    ===========    ===========    ===========



       Read accountants' review report and notes to financial statements.

                        NUWAY ENERGY, INC. AND SUBSIDIARIES
                        -----------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               -----------------------------------------------------

                                                           2001           2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    ($2,577,955)   ($1,033,845)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
    Additional officers compensation as a reduction
      Of notes receivables officer                              --        115,000
    Depreciation                                            87,555         91,539
    Asset Impairment Charges                               347,071             --
    Amortization of Deferred Debt Issuance Costs            48,372             --
    Loss on Sale of Fixed Assets                            14,936         69,867

  Changes in Assets - (Increase) Decrease:
    Accounts Receivable                                    178,717        139,114
    Prepaid Expenses and Other Current Assets                4,377         39,069
    Inventory of Cigars                                     23,700         75,550
  Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                  500,550        (19,468)
                                                       -----------    -----------

    Net Cash Provided by (Used In) Operating
      Activities                                        (1,372,679)      (523,174)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in oil and gas venture                     (1,530,582)            --
  Proceeds on Sale of Fixed Assets                         152,561        250,893
  Fixed Assets, Other                                      (44,894)        (9,070)
  Other Assets                                            (112,432)        14,150
  Acquisition of Treasury Stock                           (120,000)            --
                                                       -----------    -----------

    Net Cash Provided By (Used by)Investing
      Activities                                        (1,655,347)       255,973
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                          40,354       (174,194)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,987,672)      (441,395)

CASH AND CASH EQUIVALENTS - BEGINNING                    4,422,715        800,224
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                     $ 1,435,043    $   358,829
----------------------------------                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash Paid During the Period for:
  Interest                                             $     6,460    $    14,592
                                                       ===========    ===========
  Income Taxes, Foreign                                $        --    $        --
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

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua (which has subsequently been liquidated) that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines and other gaming equipment to casino operators. As of September 30, 2001, the company had originally acquired approximately 8,000 slot machines, approximately 3,000 of which have been acquired for parts and other related equipment, at a total cost of $3,818,175 including applicable costs for transportation, duty and refurbishing (See Note 10).

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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                 -----------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

         NuWay Resources, Inc. is presently inactive. As of September 30, 2001 the company has invested approximately $1,850,000 in NuWay Resources, Ltd. Such expenditures have been included in the accompanying financial statement as follows:

                  Cash and Cash Equivalents                      $  294,000
                  Working interest in an oil and gas venture      1,531,000
                  Aggregate Accumulated Deficit                      25,000
                                                                 ----------

                                    Total Investment             $1,850,000
                                                                 ==========

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



                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                    -----------------------------------------
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

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 ----------------------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

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



                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  AS OF SEPTEMBER 30,2001 AND DECEMBER 31, 2000
                  ---------------------------------------------


Note 2.  Property and Equipment
-------  ----------------------

         Property and Equipment are summarized as follows:

                                                   September 30    December 31,
                                                       2001           2000
                                                   ------------    ------------

         Land & Building (See Note 10)             $     75,000    $    335,363
         Rental Equipment(See Note 10)                3,818,175       4,197,282
         Leasehold Improvements                          19,894          26,027
         Furniture, Fixtures & Office Equipment         185,008         141,914
         Transportation Equipment                         2,844          48,510
                                                   ------------    ------------

                   Total                              4,100,921       4,749,096

         Less: Accumulated Depreciation                 949,355         976,301
                                                   ------------    ------------

         Property and Equipment - Net              $  3,151,566    $  3,772,795
                                                   ============    ============

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

Note 3.  Warrants and Options
-------  --------------------

         At September 30, 2001 the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001. In December 2000 the Board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share (See note 7). The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 75,000 shares each. Compensation had been recorded on the arrangement equal to the market value of the total restricted stock issued of 200,000 shares at $1.50 per share, $350,000, in year 2000. The remaining warrants were issued for servcie and were valued at $1,800,000 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations for year 2000.



                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 ----------------------------------------------


Note 4.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, the company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date (See Note
         7). At the date of issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock. The incremental value of the re-priced warrants over the current value of the warrants calculated with the Black-Scholes option pricing model was recorded in the restated financial statements of year 2000.

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

         Incentive Stock Options Outstanding
         -----------------------------------

                                                      Amount     Price Per Share
                                                    ----------   ---------------

         Options Outstanding at January 1, 2000     $  932,500        $1.00
         Additional Options Issued                      35,000        $1.06
         Additional Options Issued                      80,000        $1.75
         Options Lapsed                                (85,000)       $1.00
         Options Exercised                            (725,000)       $1.00
                                                    ----------
         Options Outstanding at December 31, 2000
          and September 30, 2001                    $  237,500
                                                    ==========



                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 ----------------------------------------------


Note 5.  Incentive Stock Option Plan (Continued)
-------  ---------------------------

         All outstanding warrants and non-qualified options are incentive stock options were exercisable at March 31, 2001.

         The following table shows the years in which all the company's options and warrants (as discussed in Notes 4, 5, and 6) will expire:

                                                                 Weighted
                                         Range                    Average
                                      -----------    Number of   Exercise
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

         Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                               2001             2000
                                           ------------     ------------

         Net income - as reported          $(2,577,955)     $(4,699,323)
         Net income -pro forma             $(2,577,955)     $(6,429,924)
         Loss per share - as reported:
                  Basic and Diluted        $(      .61)     $(     1.40)
         Loss per share - pro forma:

                  Basic and Diluted        $(      .61)     $(     1.90)

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



                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 ----------------------------------------------


Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------

      B  Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with the Chief Executive Officer, Lloyd Lyons, which provided for an annual salary commencing January, 1997 of $275,000. The agreement provided that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in his discharge, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided for the salary continuation for a period of two years after the death of Mr. Lyons. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended its employment contract with his surviving widow, Geraldine Lyons, and primary beneficiary of his Estate where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon Mrs. Lyons termination, the company will record additional compensation at the greater of the then market price of the company stock or the guaranteed price stipulated in her contract. The agreement further provides that Mrs. Lyons remain in the employment of the company for at least 4 months following the amendment of her contract. The contract revisions further provided that Mr. Lyons loan of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. Effective October 31, 2001 Mrs. Lyons tendered her resignation (See note 11).

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

      D  Lease Commitment
         ----------------

         The company had been obligated for a three year lease for its Miami office premises, which expired in September, 2001 and required monthly rent of $2,500 this lease has not been renewed. In addition, the company was obligated for a two year lease for its warehouse space, at a monthly rent of $1,400. This lease expired; however, the company has negotiated an arrangement whereby the original term of the lease remains intact and can be terminated by either party with three month notification. The company is also obligated for an office lease at its California facility. This lease requires monthly rentals of $7,670 through March, 2002. All other leases are of short duration or are on a month to month arrangement. Future minimum payments required as of September 30, 2001 on all non-cancelable leases in effect that are one year in duration or longer, are as follows:

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
                                                    ========



                         Read accountants' review report

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 ----------------------------------------------


Note 10. Asset Impairment Charges
-------- ------------------------

         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charges in the restated financial statement for year 2000. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment costs of $100,000. The impairment costs associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger agreement had been rescinded in May, 2001 and the company recorded $52,000 as an additional asset impairment cost.

Note 11. Subsequent Event
-------- ----------------

         Effective October 29, 2001 Mrs. Lyons resigned her position as Acting Chief Financial Officer. Based upon the terms of her contract severance payments of $350,000 have been accrued in the accompanying financial statement and will be paid monthly at the rate of $8,333 per month. In addition, her contract requires that she receive 100,000 shares of stock. Upon issuance of the stock the company will record additional compensation equal to the then fair market value of the stock. In the accompanying financial statement the stock value was accrued at 2.50 per share.



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
                              ===========    ===========    ===========    ===========    ===========

         Nine Months Ended September 30, 2001
         ------------------------------------
                                               Cigars         Gaming          Oil &
                                 Total       Operations      Equipment         Gas        Unallocated
                              -----------    -----------    -----------    -----------    -----------

         Revenues             $   497,562    $   122,770    $   374,752    $         0    $         0
         --------             -----------    -----------    -----------    -----------    -----------

         Costs &
         -------
           Expenses
           --------

         Cost of Product
           Sold                    77,944         77,944              0              0              0
         Direct Overhead
           Cost                   904,910        145,716        733,756         25,438              0
         Allocated
           Overhead
             Cost               1,783,166        440,019      1,343,147              0              0
         Depreciation              87,555          7,803         71,652              0          8,100
         Assets Impairment
             Cost                 347,071              0        347,071              0              0
                              -----------    -----------    -----------    -----------    -----------

         Total Costs
           and Expenses         3,200,646        671,482      2,495,626         25,438          8,100
                              -----------    -----------    -----------    -----------    -----------

         Operating
         Income Loss          ($2,703,084)   ($  548,712)   ($2,120,874)       (25,438)   ($    8,100)
                              ===========    ===========    ===========    ===========    ===========

         Total Assets         $ 8,139,310    $   631,010    $ 4,347,895    $ 1,824,662    $ 1,335,743
                              ===========    ===========    ===========    ===========    ===========

         The company allocates indirect overhead expenses to specific segments in proportion to the revenues earned by that segment.

         Through September 30, 2001 the company has not earned any revenues from its oil and gas venture; however, it anticipates that it will begin earning revenue from oil and gas in the last quarter of the year.



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

         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charges in the restated financial statement for year 2000. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment costs of $100,000. The impairment costs associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations.

         In February, 2001 the company announced that it had entered into a non binding letter of intent to merge with Digital Convergence Corporation, a privately held California company. The merger agreement had been rescinded in May, 2001 and the company recorded $52,000 as an additional asset impairment cost.


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



                                    NuWay Energy, Inc.


         Date:  March 25, 2002      /s/ TODD SANDERS
                --------------      --------------------------------------------
                                    Todd Sanders, President and CEO


         Date:  March 25, 2002      /s/ JOSEPH TAWIL
                --------------      --------------------------------------------
                                    Joseph Tawil, Acting Chief Financial Officer