Form 10KSB
period 2001-12-31
NUWAY ENERGY INC
filed 2002-04-12
CIK 880242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


  For the fiscal year ended December 31, 2001        Commission File #33-43423


                               NUWAY ENERGY, INC.

       A Delaware Corporation                            65-0159115
                                            ------------------------------------
                                            (IRS Employer Identification Number)

   19100 Von Karmon Avenue   #450                      (949) 553-8002
        Irvine, CA 92612                             ------------------
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

                                 Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $749,842

         Aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as March 8, 2002: $7,158,663

         Number of shares outstanding of the registrant's common stock, as of April 9, 2002: 6,470,853 shares.

                          LATIN AMERICAN CASINOS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            PAGE
PART I

     ITEM 1.   BUSINESS..................................................     1

     ITEM 2.   PROPERTIES................................................     3

     ITEM 3.   LEGAL PROCEEDINGS.........................................     4

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     4

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................     4

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION......................................     5

     ITEM 7.   FINANCIAL STATEMENTS......................................     8

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE....................     8

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS.......................................     8

     ITEM 10.  EXECUTIVE COMPENSATION....................................     9

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT............................................    12

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS/COMPLIANCE WITH SECTION 16(b)................    14

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................    14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         NuWay Energy, Inc. (the "Company") formerly Latin American Casinos, Inc. operates a slot machine rental and remanufacturing Company in South and Central America and is involved in the distribution and sale of its own premium brand cigars in the United States. In addition, the Company has entered into the Oil and Gas industry in Canada via the formation of subsidiaries in Alberta, Canada, and Nevada, U.S. The Company is a partner with existing oil and gas operators in the province of Alberta, Canada.

         The Company was initially organized as Repossession Auction, Inc., a Florida corporation, in 1989. The Company merged into a Delaware corporation bearing the same name in 1991. In 1994, the Company changed its name to Latin American Casinos, Inc. to reflect its entrance into the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its entrance into the oil and gas industry. The Company maintains its principal place of business at 19100 Von Karman Ave, Ste 450, Irvine, CA 92612. Its telephone number is (949)553-8002.

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

         As of December 31, 2001, approximately 538 slot machines were in operation in Peru and approximately 330 slot machines were in operation in Colombia. These machines are installed in, among other establishments, drug stores, pool halls, bars, restaurants and nightclubs. The Company is in the process of scaling down it's operations in both Peru and Columbia in order to prepare for the announced planned merger with Digital Convergence.

         The Company has offices in Lima, Peru; and Bogota, Colombia.

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

         The cigars are marketed through our web site: www.worldsbestrated.com as well as our toll free number in bundles and boxes of twenty-five from the six manufacturers. A color-coded cigar ring identifies each of the products of the six cigar manufacturers. Traffic to the web site and to our toll free number, is generated by our advertising in both traditional and non-traditional cigar magazines, newspapers, electronic advertising. Our clients are provided with literature describing the manufacturer's history, factories and plantations. This change is sales strategy has resulted in a nearly six-fold increase in sales and the Company believes this increase can be sustained through the year 2002.

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

OIL AND GAS

         Beginning in July 2000 the Company directed part of its efforts to the exploration for and the development of oil and gas properties in Canada. The Company's exploration and development activities related to oil and gas are conducted jointly with others. The Company purchased a 30% working interest in the Superb area of Saskatchewan, Canada and a 20% working interest in the Altares Gas project in Northeast British Columbia.

         The Altares acquisition includes a working interest in a rolling option on 10,000 acres of land and 20% interest in over 5,700 acres of additional land. The investment also includes the farm in fees as well as the capital required to drill the first two commitment wells on the 10,000 acres.

         The Superb area of Saskatchewan includes a working interest in four existing Waseca heavy oil wells with a combined production rated of approximately 250 barrels per day. Additionally, the Company has identified seven infill drilling locations based on geology and 3-D seismic that should increase field productivity to over 800 barrels per day. The Company plans to finish drilling as soon as possible. Recent improvements on the property have been the construction of a central battery and water injection facility to reduce operating costs and optimize well production.

Employees

         The Company currently has a total of 32 full-time employees. The reduction of 11 employees from the previous year was a result of our operations in Peru, Miami and Columbia, and downsizing of our technical and clerical staff in our other locations. The Company has two employees in the Miami office: one executives and one in clerical position. The Company has three executives and one secretary in the Irvine, CA Corporate Office. In Lima, Peru, the Company has five clerical employees in its business office, including a general manager and five service technicians in its warehouse and remanufacturing plant. In Colombia, the Company employs a total of five clerical employees including a general manager in its three business offices and nine service technicians in its warehouse and refurbishing facility.

         The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices and operating facilities located at 19100 Von Karman Avenue, Suite 450, Irvine, CA 92612 and is leased on month to month for $7,670 per month. In addition the Company is leasing, on a month to month basis, our Miami Office and warehouse for $1,590 per month.

         The Company leases a 2,000 square foot business office in San Isidro, a municipality in Lima, Peru, for $600 per month. The lease terminated in June 2002, with a renewal option. The Company also leases a 10,000 square foot main warehouse and refurbishing facility in Lima, for $1,000 per month, the lease terminated on June 2002. The Company is currently negotiating with the landlords in Lima, Peru for an additional reduction in rent.

         In Bogota, Colombia the Company leases a 4300 square foot combined office and warehouse facility for $865 per month. This lease terminates on January 1, 2002 and will extend to January 1, 2003. The Company also leases in Bogota an additional 1100 square foot warehouse for $260 per month. This lease expires May 19, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         From June 20, 1994 until October 30, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Stock Market under the symbol "LACI" and "LACIW", respectively. Beginning in October 31, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Small Cap. In August 2001, the Company changed the symbol of its Common Stock and Warrants to "NWAY" and "NWAYW" respectively. The table below represents the quarterly high and low bid prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ.

Common Stock                         High              Low
------------                         ----              ---

2001
----
January 1 - March 31                 4.25             2.00
April 1 - June 30                    3.15             2.00
July 1 - September 30                3.28             2.10
October 1 - December 31              2.99             1.67

2000
----
January 1 - March 31                 1.75             1.03
April 1 - June 30                    1.46             1.12
July 1 - September 30                1.81             1.21
October 1 - December 31              2.50             1.59

Warrants                             High              Low
--------                             ----              ---

2001
----
January 1 - March 31                 1.87              .56
April 1 - June 30                    1.03              .50
July 1 - September 30                 .85              .50
October 1 - December 31               .58              .25

2000
----
January 1 - March 31                  .50              .31
April 1 - June 30                     .40              .31
July 1 - September 30                 .50              .31
October 1 - December 31               .84              .43


         The closing prices for the Common Stock and Warrants on March 8, 2002 were $2.14 and $.26 respectively. The Nasdaq Stock Market suspended trading of the Company's securities as of March 11, 2002.

         There were 47 registered owners and approximately 1,227 beneficial owners of the Common Stock of the Company as of December 31, 2001. The Company did not declare a dividend in 1999,2000, or 2001.

         As of December 31, 2001, the Company has outstanding (i) 1,725,000 publicly traded Warrants to purchase one share of the Company's Common Stock at an exercise price of $3.00 through December 11, 2002, and (ii) 3,300,000 five year warrants to purchase one common stock at an exercise price of $1.75 per share through December 11, 2005. See Section entitled Subsequent Events.

         On December 14, 2001 the Company issued and sold $3,500,000 principal amount of Convertible Debentures to certain accredited investors. The Convertible Debentures are convertible Debentures are convertible into shares of Common Stock at a price of $1.75 per share and expires June 13, 2001. The Convertible Debentures were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act and Rule 506 promulgated by the Securities and Exchange Commission under that Section. The Company incurred approximately $64,500 of costs in regard to this private placement. The debt issuance costs will be amortized over the life of the debentures. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

         Prior to December 31, 2001 approximately $1,100,000 of debenture holders converted their debentures into common stock for the value of their debentures and the accrued interest of $66,000. At December 31, 2001 included in accounts payable was $144,000 of accrued interest on these debentures. See Section entitled Subsequent Events.

         In December 2000 the Company issued private warrants to purchase 3,300,000 shares of common stock at an exercise price of $1.75 per share through December 11, 2005. These warrants were issued in connection with services rendered by several individuals (including our CFO and COO pursuant to employment agreements) and entities. See Section entitled Subsequent Events.

         Effective June, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, we granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through Jun 5, 2003. Effective February 8, 2000, The Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. At the date issuance and subsequent re-pricing date the warrant price equaled or exceeded the market value of the corporate stock.

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

         As of December 31, 2001 the Company has agreed to register 135,000 shares of common stock (pursuant to employment agreements with certain employees of the Company), 225,000 shares of common stock underlying investment banking warrants (pursuant to piggy back registration rights contained in these investment banking warrants), 3,300,000 shares of common stock underlying private warrants (pursuant to piggy back registration rights contained in these warrants), 2,120,000 shares of common stock underlying the company's convertible debentures. As of December 31, 2001 the aforementioned 225,000 shares of common stock underlying investment banking warrants and the 2,120,000 shares of common stock underlying the company's convertible debentures, as well as 300,000 shares of Common Stock underlying the Company's private Warrants, and 1,725,000 shares of Common Stock underlying the Company's public Warrants, could be sold pursuant to Rule 144 under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

         Revenues from the rental of slot machines in Peru and Colombia for the year ended December 31, 2001 decreased by $207,873 or (31%), to $461,778 from $670,000 for the comparable period in 2000. The Company's revenues from cigar sales were $170,709 for the year ended December 31, 2001 as compared to sales of $163,900 for the same period in 2000.

         The reason for the decrease in gaming revenues was the overall weakness of the economy in South America. Additionally, the decrease was due in part to continued concerns over government-mandated obsolescence, political changes, increased competition, the devaluation of foreign currency as well as the need to replace machines with newer more modern equipment.

         Selling, general, and administrative expenses incurred in the year ended December 31, 2001 increased $1,377,944 or 53%, to $3,973,143 from
$2,595,200 for the same period in 2000.

         The increase in selling, general, and administrative expenses were incurred primarily due to the expenses of pursuing other business opportunities, including, but not limited to, oil and gas ventures.

         In 2000 the Company recorded non-recurring expenses associated with the issuance of common stock and warrants as compensation in the amount of $2,518,500, and costs associated with the liquidation of Nicaraguan subsidiary of $162,000 and officer compensation of $115,000 due the former Chief Operating Officer, Lloyd Lyons, under his employment agreement. The increase is also due in part to the increased cost of servicing the older machines and the cost of employee severance requirements in these countries.

         Net income (loss) for the year ended December 31, 2001 was ($6,652,433) or ($1.56) per share compared to ($4,699,000) or ($1.40) per share for the same period in 2000. The net loss was attributable to the significant decline in revenues from slot machine operations and an increase in overhead expenditures including officer compensation. In addition, in 2001 the Company reduced its asset values and has charged current operations with a $3,015,182 asset impairment charge due to the Company's ongoing valuation as to the utility of gaming equipment.

         Through December 31, 2001 the Company expended approximately $1,196,000 on the establishment of a premium cigar business; additional expenditures for marketing and personnel are expected in year 2002. The Company expended approximately $54,000 in 2001 in the cigar business up from $42,000 in 2000 a increase of $12,000. The Company anticipates that it will generate revenues from this business in year 2002, although the amount of such revenues is, at this time, impossible to forecast. The effect that this business will have on the overall profitability of the Company is uncertain.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

         The Company's revenues from the rental of slot machines were $670,000 for the year ended December 31, 2000, a decreased of $1,181,000 from the year ending December 31, 1999. The decrease was due in part to the concerns over government mandated obsolescence, political changes, increased competition, as well as the devaluation of the foreign currency. The Company's revenues from cigar sales were $163,900 in 2000.

         Selling, General and Administrative Expenses incurred in the operation of the Company's cigar, gaming and casino business for the year ended December 31, 2000 from $1,771,700 to $2,595,200 in 2000.

         As a result of the decrease in revenues, without a significant change in operating expenses, the effect of the increase in Selling, General and Administrative Expenses, as well as the impairment cost of the Company's gaming, cigar, and real estate assets, the Company's net loss was ($4,699,000) and ($1.40) per share for the year ended December 31, 2000 compared to net income of $531,000 or $0.16 per share for the preceding year. As a result of political changes and government-mandated obsolescence of certain gaming equipment, the company adjusted previously recorded cost of gaming equipment to its anticipated net realizable value.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased approximately $3,982,173 to $440,827 at December 31, 2001 from $4,423,000 at December 31, 2000. This decrease was attributable in part to $1,675,691 expended in the Company's new oil and gas operations.

     The Company does not anticipate that its cash position should be sufficient to meet its cash needs for the next twelve months, but is exploring means to maintain its cash needs.

     The Company does not have any commitments for material capital expenditures.

FORWARD LOOKING STATEMENTS

     From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, new products and certain other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations that may effect the operations, performance, development and results of the Company's business, including the following:

         1. Changes in government regulations could have an effect on the Company's operations and business.

         2. Political factors, particularly as they pertain to currency valuation, could affect the Company's business in ways, which are difficult to predict.

         3. The agreements, which the Company has with five of its cigar manufacturers, are cancelable upon 60 days written notice. One or more such cancellations could have a material adverse effect on the Company's cigar operations.

         4. The Company may be required to raise additional funds to expand its business operations, if it proves successful. There can be no assurances that the Company will be able to raise such funds, either through the sale of equity or debt securities or through commercial sources. The inability to acquire needed capital could have a material adverse effect on the Company's ability to expand.

         5. The Company may be required to expand its infrastructure, including the hiring of additional personnel in its executive offices. There can be no assurances that the Company will be able to attract and retain qualified personnel who will be successful in managing the Company's operations.


ITEM 7.  FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements                  FORM 10-KSB
         -------------------------------------------                 -----------

         Independent Auditors' Report                                    F-1

         Consolidated Balance Sheets as of December 31, 2001
         and 2000                                                        F-2

         Consolidated Statements of Changes in Stockholders'
         Equity for years ended December 31, 2001 and 2000               F-3

         Consolidated Statements of Operations for the years
         ended December 31, 2001 and 2000                                F-4

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2001 and 2000                                F-5

         Notes to the Consolidated Financial Statements                  F-6-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 26, 2001, Shubitz Rosenbloom & Co., P.A. ("Shubitz") notified the Company that it has resigned as the Company's independent accountants. Shubitz' reports on the financial statements for the two most recent fiscal years ended December 31, 1999 and December 31, 2000 did not contain an adverse opinion, or a disclaimer of opinion, or was qualified as to audit scope or accounting principles. Furthermore, during the two most recent fiscal years and through November 26, 2001, there have been no disagreements with Shubitz on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Shubitz, would have caused that firm to make reference to the subject matter of such disagreements in connection with its reports.

         On January 22, 2002, the Company engaged Hein + Associates LLP ("Hein"), as its independent accountants to audit the Company's financial statements for its fiscal year ending December 31, 2001. In the Company's two most recent fiscal years and subsequent interim periods prior to such engagement, the Company did not (itself or through someone acting on its behalf) consulted with Hein on any accounting or auditing matter. On March 4, 2002, Hein resigned as the Company's independent auditors. Hein never commenced an audit, and therefore never issued an opinion on the Company's year-end financial statements. During the period from January 22, 2002 (date Hein was engaged) through the date of Hein ceasing its engagement, the Company did not have any disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused that firm to make reference to the subject matter thereof in connection with its report. Hein had not yet commenced audit procedures on the December 31, 2001 financial statements as of the date of their resignation. However, prior to their resignation, Hein advised the Company that based on their reading of the December 31, 2000, financial statements, such prior year financial statements would require restatement. In addition, based upon a preliminary review of an appraisal of certain assets in South America performed for the Peruvian government, Hein advised the Company that it appeared likely the South American assets may be materially impaired.

         On March 11, 2002, the Company engaged Shubitz, as its independent accountants to audit the Company's financial statements for its fiscal year ending December 31, 2001. Shubitz was formerly the Company's independent accountants until their resignation in November 2001, and as such they had prepared the Company's financial statements for the two most recent fiscal years and subsequent interim periods prior to such engagement.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The executive officers and directors of the Company are as follows:

     Name                            Age              Position
     ----                            ---              --------

     Todd Sanders                    30               Director, President, Chief
                                                      Executive Officer

     William Bossung                 43               Director, Secretary, Chief
                                                      Operating Officer

     Jose A. Caballero               44               Director

     Michael Iscove                  50               Director

     Dennis R. Barry                 62               Director

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

         Mr. Barry has been a member of the Board of Directors since June of 1999. Mr. Barry has been employed as a commercial mortgage broker and real estate salesman for the past 37 years. He is a Vice President with the Mortgage Corporation of America since 1997.

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

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, the Company believes that, during the year ended December 31, 2001, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued during the last three completed fiscal years ended December 31, 2001 by the Company for services rendered by the Lloyd Lyons, Chief Executive Officer during those years (and part of fiscal 2000), and Todd Sanders, Chief Executive Officer, and William Bossung, Chief Executive Officer:


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
Bossung,
Chief
Operating
Officer

===================================================================================================================

(1)  Options which were re-priced from $2.50 to $1.00 per share.
(2) Including wage continuation payments and outstanding loan from the Company applied as compensation.
(3) Became Chief Executive Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Sanders 100,000 shares of restricted Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share. In February 2002 Mr. Sanders cancelled and terminated these warrants.
(4) Became Chief Operating Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Bossung 100,000 shares of restricted Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share. In February 2002 Mr. Bossung cancelled and terminated these warrants.


     The Company did not issue options to any Executive Officers during fiscal 2001.

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
================================================================================


EMPLOYMENT AGREEMENTS

         In January 1997, the Company entered into a five-year employment agreement with Lloyd Lyons, that provided for an annual salary commencing January 1997 of $275,000 and increasing $25,000 per annum commencing January 1, 1998. The contract provided for salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended it's employment contract with the surviving widow (Geraldine Lyons, the Company's Chief Financial Officer and Secretary) and primary beneficiary of the Estate of the Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the Company to pay Geraldine Lyons $100,000 over a one year period commencing on the first month following her termination from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement obligates the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. The agreement further provides that Geraldine Lyons remain in the employment of the company for at least four months following the amendment of the contract. The contract revisions further provided that the officer loan of Lloyd Lyons in the amount of $115,000 be recorded as additional compensation, as required by the officer compensation agreement. Effective October 29, 2001 Mrs. Lyons tendered her resignation.

         In January 2000 the company entered into two additional employment contracts, with President, Jeffrey Felder, President of Latin American Operations, Angel Garcia, both for the duration of two years and provides that company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals would also be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares.

         The Company entered into two additional one-year employment agreements with the Chief Operating Officer, William Bossung and the Chief Executive Officer, Todd Sanders, whereby the company issued to each 100,000 shares of stock and warrants to purchase 750,000 shares of common stock at $1.75 per share. Messrs. Sanders and Bossung terminated and cancelled their respective warrants in February 2002.

         Other than described above and the stock option plans described below, as of December 31, 2001, the Company does not have any contingent forms of remuneration, including any pension, retirement, stock appreciation, cash or stock bonus, or other compensation plan.

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

INCENTIVE STOCK OPTIONS OUTSTANDING

                                                        Amount   Price Per Share
                                                       --------  ---------------

         Options Outstanding at January 1, 2000         932,500       1.00
         Additional Options Issued                       35,000       1.06
         Additional Options Issued                       80,000       1.75
         Options Lapsed                                 (85,000)      1.00
         Options Exercised                             (725,000)      1.00
                                                       --------
         Options Outstanding at December 31, 2000       237,500
                                                       ========

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding shares of the Common Stock beneficially owned as of April 9, 2002, by (i) each person or a group, known to the Company, who beneficially owns more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:


-----------------------------------------------------------------------------------------------------------
                                                           Number of Shares
            Name                                          Beneficially Owned(1)        Percent of Class (1)
-----------------------------------------------------------------------------------------------------------
William Bossung                                                851,403 (2)                   12.9%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Todd Sanders                                                   730,260 (3)                   11.9%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Augustine Fund, L.P.                                         1,621,234 (4)                   24.8%
141 W. Jackson, Suite 2182
Chicago, IL 60604
-----------------------------------------------------------------------------------------------------------
M.H. Meyerson & Co. Inc.                                       945,890 (5)                   13.3%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------------------------------------
Geraldine Lyons                                                226,224 (6)                    3.4%
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Angel Garcia                                                    75,000 (7)                    1.1%
Mariscal Sucre 321 Miraflores
Lima, 18 Peru
-----------------------------------------------------------------------------------------------------------
Kenneth Koock                                                  263,750 (8)                      4%
525 Washington Boulevard
Jersey City, NJ 07503
-----------------------------------------------------------------------------------------------------------
Jose A. Caballero                                               35,000 (9)                       *
c/o Latin American Casinos, Inc.
200 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                           Number of Shares
            Name                                          Beneficially Owned(1)        Percent of Class (1)
-----------------------------------------------------------------------------------------------------------
Jeffrey A. Felder                                               50,092 (10)                      *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Dennis R. Barry                                                 30,000 (11)                      *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
Michael Iscove                                                  50,000 (12)                      *
c/o Latin American Casinos, Inc.
2000 NE 164th Street
North Miami Beach, FL  33162
-----------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as a group              1,821,755                       20.8% (13)
-----------------------------------------------------------------------------------------------------------

*    Less than 1%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 9, 2002.

(2) Mr. Bossung is the Chief Operating Officer and a Director of the Company. Includes 125,000 shares which may be acquired upon exercise of Company's publicly traded warrants.

(3) Mr. Sanders is the Chief Executive Officer and a Director of the Company. Includes 125,000 shares which may be acquired upon exercise of Company's publicly traded warrants.

(4) Based upon filings by Augustine Fund, L.P. with the Securities and Exchange Commission. Includes 285,714 shares owned by Brian D. Porter. Includes 28,571 shares and 45,000 shares which may be acquired upon exercise of the Company's private warrants owned by David M. Matteson at a price of $1.75 per share. Mr. Porter and Mr. Matteson are either controlling members, directors and officers of Augustine Capital, the general partner of Augustine Fund L.P.

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

         In October 2001 the Company advanced loans to companies controlled by Todd Sanders (CEO) and William Bossung (COO) in the aggregate amount of $400,000 which is due in October 2006. Interest on these notes are payable quarterly and computed at the prime rate plus 1% (5.75% at December 31, 2001).

         In June 2001 the company advanced $40,000 to Jeffrey Felder. This note is due on the earlier of the officer's termination or June 2002 and is repayable as reductions of severance arrangements included in his employment contract. Interest is payable quarterly and calculated at the prime rate plus 1%.

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

SUBSEQUENT EVENTS

         In February 2002 the holders of 3,000,000 of the Company's private warrants (including Todd Sanders (CEO) and William Bossung (CFO)) agreed to terminate and cancel these warrants.

         In March 2002, the company announced it had signed a definitive security exchange agreement to acquire Omega Music Group, LLC. The consummation of the transactions is conditional upon, among other things, the legal, financial and business due diligence by all partners involved.

         In March 2002 the Nasdaq Stock Market halted trading of the Company's securities due to a request for information.

         In March 2002 the Company restated its financial statements through the filing of an amendment to its annual report for the year ended December 31, 2000, and quarterly reports for the quarters ended, March 31, 2001, June 30, 2001, and September 30, 2001.

         In April 2002 an aggregate of $3,350,000 of the Company's Convertible Debentures has been converted into shares of the Company's Common Stock as per the terms of the Debentures.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Index of exhibits as required by Item 601 of Regulation S-B.

     Exhibit No.      Description of Exhibit
     -----------      ----------------------

        3.1           Articles of Incorporation (Delaware), as amended

        3.2 Certificate of Merger Merging Repossession Auction, Inc. (Florida corporation) and Repossession Auction, Inc. (Delaware corporation)

        3.3           Bylaws

        3.4           Certificate of Amendment to Certificate of Incorporation

        4.3           Form of publicly traded Warrant Agreement

        4.4           Form of private warrant dated December 12, 2000

        4.5           Form of 6% Convertible Debenture dated December 14, 2000

        4.6           Form of Amendment to 6% Convertible Debenture.

        4.7           Amendment to Publicly Traded Warrant

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

        10.11 Form of Employment Agreement between the Company and Todd Sanders dated March 2001

        10.12 Form of Employment Agreement between the Company and William Bossung dated March 2001

        10.13 Form of Agreement between the Company and Delano Group Securities LLC dated December 2000

        10.14 Form of Convertible Debenture Purchase Agreement dated December 14, 2001

        21.1          List of Newly Formed Subsidiaries

        99.1 Loan Agreement with Alliance Financial Network, Inc. dated October 2001

        99.2 Loan Agreement with Devenshire Management Corporation dated October 2001

        99.3          Promissory Note dated August 2001

        99.4 Sale and Conveyance Agreement (Superb, Saskatchewan) dated August 2001

        99.5          Notice of Assignment (Superb, Saskatchewan) dated August
                      2001

     Exhibit No.      Description of Exhibit
     -----------      ----------------------

        99.6 Transfer of Specified Undivided Interest In Agreement (Superb, Saskatchewan) dated August 2001

        99.7 Sale and Conveyance Agreement (Altares, British Columbia) dated September 2001

        99.8 Partial Assignment and Novation Agreement (Altares, British Columbia) September 2001

        99.9          Notice of Assignment (Altares, British Columbia) dated
                      September 2001



         (b)  Reports on Form 8-K

              Form 8-K dated October 29, 2001. Item 5.
              Form 8-K dated November 16, 2001. Item 5.
              Form 8-K dated December 3, 2001. Item 4.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                  AUDIT REPORT
                                  ------------

                             AS OF DECEMBER 31, 2001
                             -----------------------

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                    CONTENTS
                                    --------






Independent Auditor's Report                                             F-1

Consolidated Balance Sheets as of December 31, 2001
  and December 31, 2000

Consolidated Statements of Changes in Stockholders'                      F-2
  Equity for the years ended December 31, 2001 and 2000

Consolidated Statements of Operations for the years                      F-3
   Ended December 31, 2001 and 2000                                      F-4

Consolidated Statements of Cash Flows for the years
   Ended December 31, 2001 and 2000                                      F-5

Notes to Consolidated Financial Statements as of December 31, 2001
  and December 31, 2000                                                  F-6-23

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors of:
  NuWay Energy, Inc. (F/K/A Latin American Casinos, Inc.) and Subsidiaries


We have audited the accompanying consolidated balance sheet of NuWay Energy, Inc. and Subsidiaries as of December 31, 2001 and 2000 the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended. These consolidated financial statements are the responsibility on the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Energy, Inc. and subsidiaries as of December 31, 2001 and 2000 the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 10 to the financial statements the company reduced its asset values and has charged current operations with a $3,015,182 asset impairment charge.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 13 to the financial statements the company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Shubitz Rosenbloom & Co., P.A.




Miami, Florida
April 10, 2002

                       NuWay ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                                     ASSETS
                                     ------


                                                             December 31,    December 31,
                                                                 2001            2000
                                                             ------------    ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                  $    440,827    $  4,422,715
  Accounts Receivable, Net of
    $25,000 of Allowance for Doubtful Accounts
    in 2001 and 2000                                              234,054         732,382
  Inventory                                                       475,291         539,560
  Prepaid Expenses and Other Current Assets                       156,958         136,717
                                                             ------------    ------------

              Total Current Assets                              1,307,130       5,831,374
                                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                                    2,360,135       3,708,795
                                                             ------------    ------------

OTHER ASSETS
  Accounts Receivable Long-Term, Net of Allowance
    For Doubtful Accounts of $150,000 in 2001 and
    $125,000 in year 2000                                         450,000         650,000
  Deposits                                                         26,693          11,609
  Notes Receivable - Officers and Affiliates                      440,000              --
  Other Assets                                                      6,374          46,208
                                                             ------------    ------------
              Total Other Assets                                  923,067         707,817
                                                             ------------    ------------

TOTAL ASSETS                                                 $  4,590,332    $ 10,247,986
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                      $    985,776    $    190,703
  Debentures Payable, net of deferred debt issuance
    costs of $64,500 in year 2000                               2,400,004       3,435,500
                                                             ------------    ------------
              Total Current Liabilities                         3,385,780       3,626,203
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                          --              --
                                                             ------------    ------------

              Total Liabilities                                 3,385,780       3,626,203
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 4,225,000 Shares Issued
    4,221,600 Shares Outstanding and 3,400 Shares
    held as Treasury Stock                                          3,402           2,831
  Additional Paid-In Capital                                   15,137,225      13,796,612
  Accumulated Other Comprehensive Income (Loss)                  (544,539)       (560,326)
  Retained Earnings (Deficit)                                 (13,264,532)     (6,612,099)
  Treasury Stock, at cost                                        (127,004)         (5,235)
                                                             ------------    ------------

              Total Stockholders' Equity                        1,204,552       6,621,783
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,590,332    $ 10,247,986
                                                             ============    ============


                        See Independent Auditor's Report.
           The accompany notes are an integral part of this statement.


                                                 NUWAY ENERGY, INC. AND SUBSIDIARIES
                                                 -----------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                           ----------------------------------------------

                                  Common Stock
                           ---------------------------                   Accumulated
                              Number          Par         Additional       Other          Retained                     Comprehensive
                                of           Value         Paid-In      Comprehensive     Earnings        Treasury        Income
                              Shares        $.00067        Capital      Income (Loss)     (Deficit)        Stock          (Loss)
                           ------------   ------------   ------------   ------------    ------------    ------------   ------------
BALANCE JANUARY 1, 2000       3,300,000   $      2,211   $ 10,203,732   $   (415,193)   $ (1,912,776)   $      5,235             --

 ADJUSTMENT FOR
  FOREIGN CURRENCY
  TRANSLATIONS                       --             --             --       (145,133)             --              --       (145,133)

WARRANTS ISSUED IN
  EXCHANGE FOR SERVICE               --             --      1,991,700             --              --              --             --

COMPENSATION EXPENSE ON
  VARIABLE OPTIONS PLAN              --             --        491,700             --              --              --             --

COMPENSATION ON RE-PRICING
  OF STOCK OPTIONS                   --             --         34,900             --              --              --             --

EXERCISE OF
  STOCK OPTIONS                 725,000            489        724,514             --              --              --             --

STOCK ISSUED AS
  COMPENSATION                  200,000            134        349,866             --              --              --             --

NET (LOSS) FOR THE
  YEAR ENDED DECEMBER
  31, 2000                           --             --             --             --      (4,699,323)             --     (2,116,823)
                           ------------   ------------   ------------   ------------    ------------    ------------   ------------

 BALANCE DECEMBER 31 2000     4,225,000   $      2,831   $ 13,796,612   ($   560,326)   ($ 6,612,099)   $      5,235             --

 COMPREHENSIVE (LOSS)
  FOR THE YEAR ENDED
  DECEMBER 31, 2000                  --             --             --             --              --              --   ($ 2,261,956)

 ADJUSTMENT FOR FOREIGN
  CURRENT TRANSACTIONS               --             --             --         15,787              --              --         15,787

 STOCK ISSUED FOR
  SERVICES                      187,500            126        405,524             --              --              --             --

 REPRICING ON VARIABLE
  OPTION PLAN                        --             --       (230,460)            --              --             --              --

TREASURY STOCK                       --             --             --             --              --         121,769             --

CONVERSION OF
 DEBENTURES                     666,283            446      1,165,549             --              --              --             --

NET (LOSS) FOR THE
  YEAR ENDED
  DECEMBER 31, 2001                  --             --             --             --    $ (6,652,433)             --   $ (6,652,433)
                           ------------   ------------   ------------   ------------    ------------    ------------   ------------

BALANCE DECEMBER 31, 2001  $  5,078,783   $      3,403   $ 15,137,225   $    544,539    $ 13,264,532    $    127,004
                           ============   ============   ============   ============    ============    ============

COMPREHENSIVE (LOSS)
  FOR THE YEAR
  ENDED DECEMBER 31, 2001                                                                                              $ (6,636,646)
                                                                                                                       ============

                        See Independent Auditor's Report.
           The accompany notes are an integral part of this statement.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



                                                        2001            2000
                                                    -----------     -----------
Revenue
-------
   Rental Income                                    $   461,778     $   669,651
   Sales of Cigars                                      170,709         163,886
   Oil Sales                                            117,355              --
                                                    -----------     -----------

       Total Revenues                               $   749,842     $   833,537
                                                    -----------     -----------


Cost and Expenses
-----------------
   Selling, General & Administration                  3,973,143       2,595,199
   Depreciation, Depletion and Amortization             176,098         268,462
   Cost of Cigar Sales                                  119,409         119,183
   Expenses Associated With Options
    Stocks Issued for Services and Warrants             175,064       2,518,500
   Lease Operating Costs                                 71,245              --
   Site Restoration Costs                                 7,664              --
   Impairment Charges                                 3,015,182          64,000
                                                    -----------     -----------

        Total Cost and Expenses                     $ 7,537,805     $ 5,565,344
                                                    -----------     -----------

Operating Income (Loss)                              (6,787,963)     (4,731,807)
                                                    -----------     -----------

Other Income (Expenses)
-----------------------
   Interest Income                                      135,530          35,957
                                                    -----------     -----------

        Net Other Income (Expenses)                     135,530          35,957
                                                    -----------     -----------

Income (Loss) Before Income Taxes                    (6,652,433)     (4,695,850)

Income Taxes (Provision) Benefit                            (--)         (3,473)
                                                    -----------     -----------

Net Income (Loss)                                   ($6,652,433)    ($4,699,323)
                                                    ===========     ===========

Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent Basic And
   ---------------------------------
   Fully Diluted
   -------------

   Common Share Equivalent Outstanding                4,255,903       3,367,200
                                                    ===========     ===========

         Net Income (Loss) per share                ($     1.56)    ($     1.40)
                                                    ===========     ===========


                        See Independent Auditor's Report.
           The accompany notes are an integral part of this statement.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                            2001           2000
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     ($6,652,433)   ($4,699,323)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Off Set of Officers Notes Receivable and Accrued
     Compensation                                                --        115,000
     Depreciation, Depletion and Amortization               176,098        268,462
     Issuance of Stock for Services & Interest              471,650        350,000
     Asset Impairment Charges                             3,015,182         64,000
     Issuance of Warrants And Options
       Accounted for As Compensation and Repricing
       Of Options                                          (230,462)     2,518,500
     Loss on Property in Nicaragua                               --        219,505
     Amortization of Deferred Debt Issue Costs               64,500             --

  Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                    698,328        303,641
     Prepaid Expenses and Other Current Assets              (20,241)        75,712
     Inventory of Cigars                                     64,269        105,612
  Changes in Liabilities - Increase (Decrease):
     Accounts Payable and Accrued Expenses                  795,073           (947)
     Foreign Income Tax Payable                                  --             --
                                                        -----------    -----------
     Net Cash Provided by (Used In) Operating
       Activities                                        (1,618,036)      (679,838)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on Sale of Fixed Assets                               --        358,206
  Fixed Assets Increase                                  (1,842,620)       (50,960)
  Other Assets                                               24,750        (20,283)
  Account of Treasury Stock                                (121,769)            --
  Issuance of Notes Receivable to Officers
    And Affiliates                                         (440,000)            --
                                                        -----------    -----------
     Net Cash Provided By (Used In)Investing
       Activities                                        (2,379,639)       286,963
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenditures incurred in connection with
    Private Placement                                            --        (64,500)
  Issuance of Debentures                                         --      3,500,000
  Exercise of Stock Options                                      --        725,000
                                                        -----------    -----------
     Net Cash Provided From Financing Activities                 --      4,160,500
                                                        -----------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                           15,787       (145,133)
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (3,981,888)     3,622,492

CASH AND CASH EQUIVALENTS - BEGINNING                     4,422,715        800,223
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                      $   440,827    $ 4,422,715
----------------------------------                      ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash Paid During the Period for:
  Interest                                              $        --    $        --
                                                        ===========    ===========
  Income Taxes, Foreign                                 $        --    $     3,473
                                                        ===========    ===========

Conversion of Debentures to Capital                     $ 1,165,995    $        --
                                                        ===========    ===========

                        See Independent Auditor's Report
           The accompany notes are an integral part of this statement.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1.  Summary of Significant Accounting Policies
-------  ------------------------------------------

      A  Business and Organization
         -------------------------

         NuWay Energy Inc. (formerly Latin American Casinos, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines to casino operators. The company had acquired in total approximately 8,000 slot machines and related parts. It had been the company's policy to capitalize all cost necessary to place the equipment on rental which included transportation, duty and refurbishing costs. In year 2001 as a result of deteriorating market conditions, obsolesance of the slot machines and a mandate by the Peruvian Government, a valuation of all gaming equipment was performed and as a result as further discussed in note 10, an asset impairment charge was recorded.

         In September 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly-owned subsidiary of NuWay Energy, Inc. to distribute quality cigars. Is was originally intended that the company would market premium cigars at "off price", and would acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as at December 31, 2001, the company had expended approximately $1,196,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:

               Cash and cash Equivalents                       $     23,000
               Accounts Receivable                                    5,000
               Prepaid and Other Current Assets                      33,000
               Inventory                                            475,000
               Fixed Assets, net of Accumulated Depreciation         35,000
               Other Assets                                           3,000
               Aggregate Accumulated Deficit                        622,000
                                                               ------------

                    Total Investment                           $  1,196,000
                                                               ============

         In year 2001 the company incorporated NuWay Resources, Inc., as a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company, both wholly owned subsidiaries of NuWay Energy, Inc. These corporations were formed to pursue opportunities in the oil and gas exploration industry, with its principal activity in the exploration, development and product of oil and gas properties in Western Canada.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      B  Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. (formerly known as Latin American Casinos, Inc. S.A.) a Peruvian Corporation, Latin American Casinos of Colombia LTDA, a Colombian Corporation, Latin American Casinos of Nicaragua, World's Best Rated Cigars, Inc., NuWay Resources, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company. Latin American Casinos of Nicaragua ceased operations.

         All material inter-company transactions, balance and profits have been eliminated.

      C  Property and Equipment
         ----------------------

         Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Whenever there is a change in events or circumstances, the Company performed an impairment analysis by comparing the future undiscounted cash flows and if they are less than the carrying amount, an impairment charge is recorded to reduce the assets to its estimated fair value. In addition, the company periodically reviews the costs associated with undeveloped oil and gas properties and mineral rights to determine whether they are likely to be recovered, when such costs are not likely to be recovered, such costs are transferred to the depletable pool of oil and gas cost.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1   Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------

      D  Oil and Gas Operations
         ----------------------

         Substantially all of the company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the financial statements reflect only the Company's proportionate interest in such activities.

         The net carrying cost of the company's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowance, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year end prices that are not escalated or discounted. For Canadian GAAP future net revenues are undiscounted, whereas, for U.S. GAAP future net revenues are discounted at 10%.

         In conducting its ceiling test evaluation the Company followed generally accepted accounting standards which provided for a two-year exemption from write-down where the purchase price of reserves had been determined on a basis which provided a higher amount than the ceiling test value, and where the excess was not considered to represent a permanent impairment in the ultimate recoverable amount. If the two year exemption had not been used, the Company would have taken a write-down of $845,000 based on prices at December 31, 2001 of $11.316 per bbl of heavy oil and $3.301 per Mmbru of gas. The Company qualified for the exemption in connection of its acquisitions of resource properties in August and September of 2001.

         Gains or losses are not recognized upon disposition of oil and gas properties unless crediting the proceeds against accumulated costs would result in a change in the rate of depletion of 20% or more.

         Future site restoration cost for working interest properties are being provided on a unit of production basis. The provision is based on current cost of complying with existing legislation and industry practice for site restoration and abandonment. The estimated cost of abandoning carried interest wells are not included in future site restoration cost. This cost would be paid by the working interest partners and charged to the carried interest account.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1   Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------

      E  Revenue Recognition
         -------------------

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

         The Company recognizes revenue on its working and royalty interest properties from the production of oil and gas in the period the oil and gas are sold, net of royalty payments due.

         Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and collection is reasonable assured. Under the carried interest agreements the Company records oil and gas revenues net of operating and capital cost incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

      F  Statement of Cash Flows
         -----------------------

         For purposes of this statement, the company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      G  Income (Loss) Per Common Share
         ------------------------------

         Basic earnings per common share and common share equivalents were computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the incentive stock options. During 2001 and 2000 all warrants, stock options and underwriter's options (Note 5, 6, 7) were anti-dilutive, and excluded from the computation of basic and diluted earning (loss) per share. In the future the convertible debt, and these warrants, stock options, and underwriting options could be dilutive and as such future earnings per share could be diluted by 6,941,213 additional shares.

      H  Significant Concentration of Credit Risk
         ----------------------------------------

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $238,000 and $4,320,000 as of December 31, 2001 and December 31, 2000 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      I  Use of Estimates
         ----------------

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

      J  Foreign Currency Translation
         ----------------------------

         For most international operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments, resulting from fluctuations in exchange rates are recorded as a separate component of shareholders' equity, as other comprehensive income (loss).

      K  Inventories
         -----------

         Inventory of cigars and related material are stated at the lower of average cost or market. The company has in excess of one year supply of cigar inventory but believes it can sell the entire inventory within one year at a normal gross profit.

      L  Valuation of Company's Stock Options and Warrants
         -------------------------------------------------

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

      M  Advertising
         -----------

         The company expenses all advertising costs as incurred. Included in the statement of operations is approximately $111,000 and $110,000 advertising expense charged to operations for the years ended December 31, 2001 and 2000, respectively. Substantially all advertising expenses incurred were paid with barter transactions.

      N  Reclassifications
         -----------------

         Certain amounts reported in prior financial statements have been reclassified to conform to current classification. In that regard accounts receivable that are in litigation and may take more that one year to collect have been reclassified as a long-term asset instead of a current asset.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 1.  Summary of Significant Accounting Policies (Continued)
-------  ------------------------------------------

      O  Restatements
         ------------

         The Company had restated its previously issued financial statement for the year ended December 31, 2000 for the following adjustments:

            1. Recognition of an additional impairment loss on the sale of the Miami Property, $64,000.
            2. Adjustment of beginning additional paid in Capital an retained earnings deficit for expense account with options and warrants issued in 1998, $284,175.
            3. Adjustment of current earnings and additional paid in capital for the cost of warrants issued, compensation expenses on variable option plan and compensation received on repricing of stock option $2,518,500 issued in years 1999 and 2000.

Note 2.  Property and Equipment
-------  ----------------------

         Property and Equipment are summarized as follows:

                                                   December 31, December 31,
                                                      2001         2000
                                                   ----------   ----------

          Exploration and Development Equipment    $  933,624   $       --
          Oil & Gas Properties At Cost                752,067           --
          Land & Building (See Note 10)                35,000      271,363
          Rental Equipment(See Note 10)             1,039,008    4,197,282
          Leasehold Improvements                           --       26,027
          Furniture, Fixtures & Office Equipment      151,818      141,914
          Transportation Equipment                      2,862       48,510
                                                   ----------   ----------

                     Total                          2,914,379    4,685,096

         Less:  Accumulated Depreciation              554,244      976,301
                                                   ----------   ----------

          Property and Equipment - Net             $2,360,135   $3,708,795
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

         Depletion is provided on cost accumulated in producing cost centers including production equipment using the unit of production method. For purposes of the depletion calculation, gross proved oil and gas reserves as determined by outside consultants are converted to a common unit of measure on the basis of their approximate relative energy content.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 2.  Property and Equipment (Continued)
-------  ----------------------

         Included in Rental Equipment in year 2000 is approximately $3,000,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts. In year 2001 as a result of market conditions and obsolescence the company reviewed all costs associated with its gaming equipment operations and have determined that approximately $70,000 of workable parts represented a fair value as replacement part cost. As further discussed in note 10 the company recorded an impairment charge of $2,789,000 on gaming equipment.

         Rent expense for the years ended December 31, 2001 and 2000 were $188,000 and $92,000, respectively.

         The company had leased the land and building it owned in Miami prior to its sale for $1,200 per month, on a month to month basis (See Note 10).

Note 3.  Notes Receivable - Stockholders and Affiliates
-------  ----------------------------------------------

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

         In October 2001 the company advanced loans to two companies controlled respectively by Todd Sanders (CEO) and William Bossung (CFO) in the aggregate amount of $400,000 which is due in October 2006. Interest on these notes are payable quarterly and computed at the prime rate plus 1% (5.75% at December 31, 2001). Included in the statement of operations is $5,400 of accrued interest income on these notes.

         In June 2001 the company advanced $40,000 to another officer. This note is due on the earlier of the officer's termination or June 2002 and is repayable as reductions of severance arrangements included in his employment contract (See Note 9B). Interest is payable quarterly and calculated at the prime rate plus 1%. Interest on this note has been paid through December 31, 2001.

Note 4.  Warrants and Options and Stock Issued for Services
-------  --------------------------------------------------

         As of December 31, 2000, the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2001, which has been extended to December 11, 2002. In December 2000 the board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. The issuance of the private warrants were part of the arrangement with the executive officers of the corporation who also received restricted stock aggregating 200,000 shares, compensation was recorded on the arrangement equal to the market value of the restricted stock, $350,000. The remaining warrants were issued for service and were valued at $1,991,700 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations in year 2000. In year 2002 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled and approximately $1,650,000 of corporation's expenses that was recorded in year 2000 will be reversed in year 2002 (See Note
         12).


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 4.  Warrants and Options and Stock Issued for Services (Continued)
-------  --------------------------------------------------

         In year 2001 the company issued or was committed to issue 187,500 shares of stock for services. Expenses were recorded based on the value of the stock, which ranged from $2.51 per share to $1.98 per share, for a total consideration of $405,524.

Note 5.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, Latin American Casinos, Inc. granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. These warrants vest and become irrevocable as follows: 75,000 warrants with signing of the agreement, 75,000 warrants 180 days after the signing of the agreement and an additional 75,000 warrants 365 days after the signing of the agreement. At the date of issuance and the subsequent re-pricing date the warrant price equaled or exceeded the market value of the common stock. The incremental value of the re-priced warrants over the current value of the warrants before the repricing was approximately $35,000, using the fair values calculated with the Black-Scholes option pricing model. This amount is recorded in the statement of operations in year 2000.

Note 6.  Incentive Stock Option Plan
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


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 6.  Incentive Stock Option Plan (Continued)
-------  ---------------------------

         Incentive Stock Options Outstanding
         -----------------------------------

                                                         Amount  Price Per Share
                                                        -------- ---------------
         Options Outstanding at January 1, 2000 and
           2001                                          932,500      $1.00
         Additional Options Issued                        35,000      $1.06
         Additional Options Issued                        80,000      $1.75
         Options Lapsed                                  (85,000)     $1.00
         Options Exercised                              (725,000)     $1.00
                                                        --------
         Options Outstanding at December 31, 2001        237,500
                                                        ========


         All outstanding warrants and non-qualified options and incentive stock options were exercisable at December 31, 2001.

         The following table shows the years in which all of the company's options and warrants (as discussed in Notes 4, 5 and 6) will expire:

                                                                      Weighted
                                       Range                          Average
                                  ----------------      Number of     Exercise
         Year Ending December 31    Low     High          Shares       Price
                                  -------  -------      ---------     --------

         2001                     $  3.00  $  3.00      1,725,000     $   3.00
         2002                        1.00     1.00        172,500         1.00
         2003                        1.00     1.00        310,000         1.00
         2004                          --       --             --           --
         Thereafter                  1.06     1.75      3,415,000         1.74
                                                        ---------

         Total                                          5,622,500
                                                        =========

         Incentive Stock Options Outstanding
         -----------------------------------

         The weighted average fair value of options granted during fiscal 2000 was $1.07 per share. All options were granted at an exercise price that equaled the market price. No options were granted in year 2001.

         The Company adopted the provisions so SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. In June 1999, the Company adopted the Financial Accounting Standards Board Interpretation Number 44, which requires re-priced options be re-measured for expenses based on the quarter end stock price. Expenses are also re-measured upon exercise for the options. The Company recorded an additional expense of approximately $490,000 in year 2000 and a reduction of expenses of $230,000 in year 2001.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 6.  Incentive Stock Option Plan (Continue)
-------  ---------------------------

         Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                  2001              2000
                                             --------------    --------------

         Net income - as reported            $   (6,652,433)   $   (4,699,323)
         Net income - pro forma              $   (6,652,433)   $   (6,429,924)
         Loss per share - as reported:
                  Basic and Diluted          $        (1.56)   $        (1.40)
         Loss per share - pro forma:
                  Basic and Diluted          $        (1.56)   $        (1.90)

         The fair value of each option granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2000
                                                 -------------
         Risk - free interest                    $        5.80%
         Expected life                                  5 years
         Expected volatility                             68.19%
         Expected dividend                                  --

Note 7.  Debentures
-------  ----------

         In December 2000, the company, through a private placement issued $3,500,000 principle amount of 6% Convertible Debentures. These debentures were due June 13, 2001 which had been subsequently extended to December 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share. The company incurred approximately $64,500 of costs in regard to this private placement and the debt issuance costs were amortized over the life of the debentures. Included as part of selling general and administration expenses in the statement of operations for year 2001 is $64,500 amortization of deferred debt issue cost. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

         Prior to December 31, 2001 approximately $1,100,000 of debenture holders converted their debentures into common stock for the value of their debentures and the accrued interest of $66,000. At December 31, 2001 included in accounts payable was $144,000 of accrued interest on these debentures (See Note 12).

Note 8.  Provision of Income Taxes
-------  -------------------------

         As of December 31, 2001 the company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $10,666,000 expiring through the year 2016. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements. The current provision for taxes, if any, are based on tax provision based for foreign operations.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


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

      B  Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with Lloyd Lyons which provided in part that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract. The contract provided the salary continuation for a period of two years after the death of the officer. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the company amended its employment contract with the surviving widow and primary beneficiary of the Estate of Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay the spouse $100,000 over a one year period commencing on the first month following her termination, from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract. The contract revisions further provided that the officer loan of $115,000 be recorded as additional compensation as required by the officer compensation agreement. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her contract severance payments of $350,000 had been recorded with $333,000 included in accounts payable and accrued expenses.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------

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

         The company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer requiring the company issue to each 100,000 shares of stock and 750,000 warrants to purchase additional common stock at $1.75 per shares (See
         Note 12).

      C  Foreign Assets
         --------------

         The accompanying consolidated balance sheets for the period ended December 31, 2001, includes assets relating to the company's slot machine operations in Peru and Colombia of $893,000 and $774,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed. In Peru the government periodically requires companies to revalue its assets based on many factors, including, age of equipment and future cash flow capability. The company engaged an independent appraisal company to revalue all gaming equipment, a copy of such report was made available to the Peruvian government. As further discussed in note 10, an asset impairment charge was recorded to adjust all gaming equipment to the fair market value as determined by the independent appraisal report.

         Revenue from rental operations is entirely earned in Columbia and Peru.

         The assets of the oil and gas operations, which aggregate approximately $1,783,000 are entirely in Canada. All revenue from oil and gas is earned in Canada.

         Approximately $300,000 of the company's inventory of cigars is being stored in South America, awaiting instructions for delivery to the Miami distribution facility.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------

      D  Lease Commitment
         ----------------

         The company had been obligated for a three year lease for its Miami office premises, which expired in September, 2001 and required monthly rent of $2,500. This lease has not been renewed. In addition, the company was obligated for a two year lease for its warehouse space, at a monthly rent of $1,400. This lease expired; however, the company has negotiated an arrangement whereby the original term of the lease remains intact and can be terminated by either party with a three month notification. The company is also obligated for an office lease at its California facility. This lease requires monthly rentals of $7,670 through March 2002. All other leases are of short duration or are on a month to month arrangement.

Note 10  Asset Impairment Charges
-------  ------------------------

         In March 2001, the company sold its Miami property for an aggregate consideration of $139,000 and recorded an additional loss on disposition of $64,000. The $64,000 loss had been recorded as an impairment charges in the restated financial statement for year 2000. In addition, the company recorded a reduction in value for certain slot machine parts of $194,000 and recorded gaming equipment impairment cost of $100,000. The impairment cost associated with gaming equipment parts was the result of non usable parts previously recorded as part of slot machine fixed asset costs on the accompanying balance sheet. The impairment costs on the gaming equipment of $100,000 was the result of management's on-going valuation as to the utility of gaming equipment in conjunction with decreased volume of operations. As a result of political changes and Peruvian government mandated review of obsolescence in November 2001 the company engaged an independent appraisal company to evaluate all the gaming equipment in Peru. The Company utilized this evaluation to revalue all of its gaming equipment and recorded an asset impairment loss of $2,689,000 for all gaming equipment. The impairment loss was the result of obsolescence and utilization of available equipment for needed parts and the deterioration of anticipated future cash flows from the older equipment. The cigar factory owned in Niagara was reduced in value to the estimated replacement value, as determined by local authorities the impairment charges aggregated $32,000.

                                                      2001            2000
                                                   ----------      ----------

               Gaming Equipment                    $2,789,182      $       --
               Write down of Spare Parts              194,000              --
               Reduction in Value of Cigar Factory     32,000              --
               Miami Real Estate                           --          64,000
                                                   ----------      ----------

                                                   $3,015,182      $   64,000
                                                   ==========      ==========

         In addition, the company changed current operations with additional bad debt expenses after obtaining updated information from its attorney in Peru. Included in general and administrative expenses are approximately $200,000 of additional bad debt write-offs.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 11  Quarterly Interim Financial Information (Unaudited)
-------  ---------------------------------------

         The company recorded the following expenses in the last quarter of the year which unduly burdened the loss incurred during that quarter.

                 o Bad Debt Expenses                         $  200,000
                 o Compensation for Stock Issued                406,000
                 o Impairment Charge                          2,668,000
                                                             ----------
                                                             $3,274,000
                                                             ==========

Note 12  Subsequent Event
-------  ----------------

         In January 2002, the company entered into a consulting agreement with Barnstable Energy Inc. for consulting services for three years. The company is obligated under this arrangement to issue 200,000 shares of common stock.

         In February 2002, the company entered into an agreement with Avalon Capital, Inc. (AVA) whereby AVA will use its best efforts to find a merger candidate for the company. If a merger is consummated with-in a year of introduction AVA will be entitled a finders fee equal to 3% of the value of the aggregate number of shares outstanding after the merger, on a fully diluted basis.

         In March 2002, the company announced it had signed a definitive security exchange agreement to acquire Omega Music Group, LLC. The Consummation of the transactions is conditional upon, among other things, the legal, financial and business due diligence by all partners involved.

         As of April 10, 2002 $3,350,000 principal amount of debentures have been converted into additional common stock.

         In March 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled and approximately $1,650,000 of compensation expensed in year 2000 will be reversed in year 2002.

Note 13  Going Concern
-------  -------------

         The company has incurred net losses of $6,652,433 and $4,699,323 in years 2001 and 2000, respectively, and as of December 31, 2001 the company's current liabilities exceeded its current assets by approximately $2,000,000. As of April 10, 2002, substantially all convertible debentures and the accrued interest there-on have been converted into common stock of the company, removing the factor of current liabilities exceeding current assets. These factors create an uncertainty about the company's ability to continue as a going concern. Management of the company is developing a plan to reduce current liabilities by converting debentures into additional stock, reducing expenses and considering the sale of certain oil well assets to generate sufficient cash to sustain operating overhead. The financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern.


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 14  Operating Segments
-------  ------------------

                                            For the Year Ended December 31, 2001
                            -----------------------------------------------------------------------
                                             Cigar           Oil           Gaming
                               Total       Operations       & Gas         Equipment     Unallocated
                            -----------    -----------    -----------    -----------    -----------
         Revenues           $   749,942    $   170,709    $   117,355    $   461,778    $        --
         --------           -----------    -----------    -----------    -----------    -----------

         Cost & Expenses
         ---------------

         Cost of Product
           Sold             $   119,409    $   119,409    $        --    $        --    $        --
         Direct Overhead
           Cost               1,359,730        191,258         94,900      1,073,572             --
         Allocated
           Overhead Cost      2,692,322        613,042        421,617      1,657,663             --
         Depreciation &
           Depletion            176,098             --        159,673         10,316          6,109
         Expenses Assoc.,
           With Options,
           Warrants, and
           Stock Issued
           For Services         175,064             --             --             --        175,064
         Asset Impairment
           Charges            3,015,182         31,556             --      2,983,626             --
                            -----------    -----------    -----------    -----------    -----------

         Total Cost and
           Expenses           7,537,805        955,265        676,190      5,725,177        181,173
                            -----------    -----------    -----------    -----------    -----------

         Operating
           Income(Loss)     ($6,787,963)   ($  784,556)   ($  558,355)   ($5,263,399)   ($  181,173)
                            -----------    -----------    -----------    -----------    -----------

         Total Assets       $ 4,590,000    $   574,000    $ 1,783,000    $ 1,667,000    $   556,000
                            ===========    ===========    ===========    ===========    ===========


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 14  Operating Segments (Continued)
-------  ------------------

                                             For the year Ended December 31, 2000
                            -----------------------------------------------------------------------
                                             Cigar           Oil           Gaming
                               Total       Operations       & Gas         Equipment     Unallocated
                            -----------    -----------    -----------    -----------    -----------
         Revenues           $   833,537    $   163,886    $        --    $   669,651    $        --
         --------           -----------    -----------    -----------    -----------    -----------

         Cost & Expenses
         ---------------

         Cost of Product
           Sold             $   119,183    $   119,183    $        --    $        --    $        --
         Direct Overhead
           Cost               1,154,226        166,080             --        988,146             --
         Expenses Assoc.,
           With Options
           Warrants           2,518,500             --             --             --      2,518,500
         Allocated
           Overhead Cost      1,440,973        283,317             --      1,157,656             --
         Depreciation and
           Depletion            268,462         11,364             --        250,385          6,713
         Asset Impairment
           Charges               64,000             --             --             --         64,000
                            -----------    -----------    -----------    -----------    -----------

         Total Cost and
            Expenses          5,565,344        579,944             --      2,396,187      2,589,213
                            -----------    -----------    -----------    -----------    -----------

         Operating
           Income(Loss)     ($4,731,807)   ($  416,058)   ($       --)   ($1,726,536)   ($2,589,213)
                            -----------    -----------    -----------    -----------    -----------

         Total Assets       $10,248,000    $   692,000             --    $ 4,753,000    $ 4,803,000
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


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 15  Oil and Gas Producing Activities (Unaudited)
-------  --------------------------------

         The following information includes estimates which are subject to rapid and unanticipated change. The Company causations that the discounted future net cash flows from proved oil and gas reserves are not an indication of the fair market value of the Company's oil and gas properties or the future net cash flows expected to be generated from the properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves. Also, the estimates do not consider the effect of future changes in oil and gas prices, development, sit restoration and production costs, and possible changes in tax and royalty regulations. The prescribed discount rate of 10% may not appropriately reflect future interest rates.

         All amounts below except for cost, acreage, wells drilled and present activities relate to Canada. McDaniel & Associates Consultants Ltd., Independent consultants, provided oil and gas reserve data and the information relating to cash flows.

         Estimated net quantities of proved oil and gas reserves at January 2, 2002 are as follows:

         Proved reserves:

                                                    Oil               Gas
                                                   (bbls)            (mcf)

              December 31, 2001                    140,000           70,700
                                                 ---------        ---------


         Proved developed reserves

              December 31, 2001                    140,000           70,700
                                                 ---------        ---------

                        Results of Oil and Gas Operations
                        ---------------------------------

         Income:
           Oil Sales                                               $117,355
                                                                  ---------

         Cost and expenses:
           Lease operating cost                                      71,245
           Depletion, depreciation amortization                     159,673
           Site restoration costs                                     7,664
                                                                  ---------

                                                                    238,582
                                                                  ---------
         Net loss from operations                                 $(121,227)
                                                                  =========

         Capitalized cost of oil and gas activities:
           Acquisition costs                                      $ 752,067
           Exploration                                              376,845
           Development                                              556,779


                        See Independent Auditor's Report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


Note 15  Oil and Gas Producing Activities (Unaudited) continued
-------  --------------------------------

         Standardized measure of discounted future net cash flows Relating to proved oil and gas reserve quantities during The following period:

         Future cash inflows                                         $1,636,000
         Future development and production cost                         914,000
                                                                     ----------

         Future income tax expense*                                  $       --
                                                                     ----------

         Future net cash flows                                          722,000
         10% annual discount                                            (53,000)

         Standardized measure of discounted future net cash flows:   $  669,000
                                                                     ==========

         *Reflects total tax pools for the period 2001 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, underappreciated capital costs and earned depletion of $1,655,000 for 2001.

         Current prices used in the above estimates were based upon selling prices at the wellhead at January 1, 2002 less the historical quality and price differentials for each respective field as follows:

          Oil - Hardisty Heavy ($CDN./bbl)(In U.S. $)                 $  11.316
          Gas - Alberta average @ Field gate $CDN./Mmbm) (In U.S. $)  $   3.301

         Current cost was based upon estimates made by consulting engineers at the end of the period.


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

                                       NUWAY ENERGY, INC.


                                       By: /s/ TODD SANDERS
                                           -------------------------------------
                                           Todd Sanders, President

                                       Date:   April 12, 2002
                                             -----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of NuWay Energy, Inc., and in the capacities and on the 11th day of April, 2002.


                                           /s/ TODD SANDERS
                                           -------------------------------------
                                           Todd Sanders, President, Chief
                                           Executive Officer, Director


                                           /s/ WILLIAM BOSSUNG
                                           -------------------------------------
                                           William Bossung, Secretary, Chief
                                           Operating Officer, Director


                                           /s/ JOE TAWIL
                                           -------------------------------------
                                           Joe Tawil, Acting Chief Financial
                                           and Accounting Officer


                                           /s/ JOSE A. CABALLERO
                                           -------------------------------------
                                           Jose A. Caballero, Director


                                           /s/ DENNIS R. BARRY
                                           -------------------------------------
                                           Dennis R. Barry, Director


                                           /s/ MICHAEL ISCOVE
                                           -------------------------------------
                                           Michael Iscove, Director