Form 10QSB
period 2002-03-31
NUWAY ENERGY INC
filed 2002-05-20
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Yes [X]              No [ ]

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 5,178,783 shares of common stock, $0.00067 par value per share.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                  REVIEW REPORT
                                  -------------

                              AS OF MARCH 31, 2002
                              --------------------

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                                    CONTENTS
                                    --------

Accountant's Review Report                                                 1

Consolidated Balance Sheets as of March 31, 2002
  and December 31, 2001                                                    2

Consolidated Statements of Changes in Stockholders'
  Equity for the three months ended March 31, 2002
  and the year Ended December 31, 2001                                     3

Consolidated Statements of Operations for the three months
  Ended March 31, 2002 and 2001                                            4

Consolidated Statements of Cash Flows for the three months
  Ended March 31, 2002 and 2001                                           5

Notes to Consolidated Financial Statements as of March 31, 2002
  and December 31, 2001                                                    6-21

                           Accountants' Review Report
                           --------------------------


To the Board of Directors of:
  NuWay Energy, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Energy, Inc. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the three months ended March 31, 2002, in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Energy, Inc.

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

As discussed in Note 11 certain conditions indicates that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

The balance sheet for the year ended December 31, 2001 was audited by us and we expressed an opinion on it that was qualified as to the ability of the company to continue as a going concern, in our report dated April 10, 2002, but we have not performed any auditing procedures since that date.

Shubitz Rosenbloom & Co., P.A.


Miami, Florida
May 10, 2002

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

                                     ASSETS
                                     ------

                                                          March 31,     December 31,
                                                            2002            2001
                                                        ------------    ------------
CURRENT ASSETS
  Cash and Cash Equivalents                             $    102,624    $    440,827
  Accounts Receivable, Net of
    $25,000 of Allowance for Doubtful Accounts               259,480         234,054
  Inventory                                                  462,991         475,291
  Notes receivable Officers and Affiliates,
    Current Portion                                          400,000               -
  Prepaid Expenses and Other Current Assets                  106,888         156,958
                                                        ------------    ------------

           Total Current Assets                            1,331,983       1,307,130
                                                        ------------    ------------

PROPERTY AND EQUIPMENT - NET                               2,289,053       2,360,135
                                                        ------------    ------------
OTHER ASSETS
  Accounts Receivable Long-Term, Net of Allowance
    For Doubtful Accounts of $150,000                        436,000         450,000
  Deposits                                                    45,093          26,693
  Notes Receivable - Officers and Affiliates
    Net of Current Portion                                    40,000         440,000
  Other Assets                                                 7,448           6,374
                                                        ------------    ------------
           Total Other Assets                                528,541         923,067
                                                        ------------    ------------

TOTAL ASSETS                                            $  4,149,577    $  4,590,332
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                 $    779,104    $    985,776
  Debentures Payable                                         300,004       2,400,004
                                                        ------------    ------------
           Total Current Liabilities                       1,079,108       3,385,780
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES                                      -               -
                                                        ------------    ------------

           Total Liabilities                               1,079,108       3,385,780
                                                        ------------    ------------
STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 6,520,496 shares Issued
    6,475,596 Shares Outstanding and 44,900 Shares
    held as Treasury Stock                                     4,370           3,402
  Additional Paid-In Capital                              15,949,507      15,137,225
  Accumulated Other Comprehensive Income (Loss)             (503,834)       (544,539)
  Retained Earnings (Deficit)                            (12,252,570)    (13,264,532)
  Treasury Stock, at cost                                   (127,004)       (127,004)
                                                        ------------    ------------

           Total Stockholders' Equity                      3,070,469       1,204,552
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  4,149,577    $  4,590,332
                                                        ============    ============

       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ------------------------------------
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
                  ---------------------------------------------

                                   Common Stock
                              ----------------------                    Accumulated
                               Number         Par       Additional         Other         Retained                      Comprehensive
                                 of          Value       Paid-In        Comprehensive    Earnings        Treasury         Income
                               Shares       $.00067      Capital        Income (Loss)    (Deficit)        Stock           (Loss)
                              ---------    ---------   ------------     ------------    -----------    ------------    ------------
 BALANCE JANUARY 1,
  2001                        4,225,000    $   2,831   $ 13,796,612       ($560,326)    ($6,612,099)   $      5,235             -

 ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS             -            -              -            15,787             -               -            15,787

 STOCK ISSUED FOR
  SERVICES                      187,500          126        405,524             -               -               -               -

 REPRICING ON VARIABLE
  OPTION PLAN                       -            -         (230,460)            -               -               -               -

TREASURY STOCK                      -            -              -               -               -           121,769             -

CONVERSION OF
  DEBENTURES                    666,283          446      1,165,549             -               -               -               -

NET (LOSS) FOR THE
  YEAR ENDED
  DECEMBER 31, 2001                 -            -              -               -        (6,652,433)            -        (6,652,433)
                              ---------    ---------   ------------       ---------     -----------    ------------    ------------

BALANCE DECEMBER 31,          5,078,783        3,403     15,137,225         544,539     (13,264,532)        127,004
 2001

COMPREHENSIVE (LOSS)
  FOR THE YEAR
  ENDED DECEMBER 31,
  2001                                                                                                                 $ (6,636,646)

STOCK ISSUED FOR
  SERVICES                      200,000          134        299,866             -               -               -               -

CONVERSION OF
   DEBENTURES                 1,241,713          833      2,172,166             -               -               -               -

CANCELLATION OF
  WARRANTS                          -            -       (1,659,750)            -               -               -               -

ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS             -            -              -           (40,705)                                   $    (40,705)

NET INCOME FOR THE THREE
  MONTHS ENDED MARCH 31,
  2002-                             -            -              -               -         1,011,962             -         1,011,962
                              ---------    ---------   ------------       ---------     -----------    ------------    ------------
BALANCE MARCH 31,
 2002                         6,520,496    $   4,370   $ 15,949,507    $    503,834    $(12,252,570)   $    127,004
                              =========    =========   ============    ============    ============    ============

COMPREHENSIVE INCOME
  (LOSS) FOR THE THREE
  MONTHS ENDED MARCH 31,
  2002                                                                                                                 $    971,257
                                                                                                                       ============

       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------

                                                    2002            2001
                                               ------------    ------------
Revenue
-------
   Rental Income                               $     95,628    $    148,335
   Sales of Cigars                                   20,805          33,916
   Oil Sales                                        143,822               -
                                               ------------    ------------

         Total Revenues                        $    260,255    $    182,251
                                               ------------    ------------
Cost and Expenses
-----------------
   Selling, General & Administration                431,999         517,336
   Depreciation, Depletion and Amortization         135,176          16,630
   Cost of Cigar Sales                               12,300          21,384
   Expenses Associated With
    Stock Issued for Services                       300,000               -
   Oil and Gas Lease Operating Cost                  28,958               -
   Site Restoration Costs                             6,272               -
   Impairment Charges                                     -         194,419
                                               ------------    ------------

         Total Cost and Expenses               $    914,705    $    749,769
                                               ------------    ------------

Operating Income (Loss)                            (654,450)       (567,518)
                                               ------------    ------------
Other Income (Expenses)
-----------------------
   Interest Income                                    6,653          54,796
   Cancellation of Stock Warrants
    Previously Expensed                           1,659,750               -
                                               ------------    ------------

         Net Other Income (Expenses)              1,666,403          54,796
                                               ------------    ------------

Income (Loss) Before Income Taxes                 1,011,963        (512,722)

Income Taxes (Provision) Benefit                          -            (  -)
                                               ------------    ------------

Net Income (Loss)                              $  1,011,963       ($512,722)
                                               ============    ============
Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent Basic
   -----------------------------

    Common Share Equivalent Outstanding           5,407,502       4,221,600
                                               ============    ============

         Net Income (Loss) per share           $        .19           ($.12)
                                               ============    ============
Earnings (Loss) Per Common Share and
------------------------------------
   Common Share Equivalent Fully Diluted
   -------------------------------------

    Common Share Equivalent Outstanding           5,594,004       4,221,600
                                               ============    ============

         Net Income (Loss) per share           $        .17           ($.12)
                                               ============    ============

       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                       CONSOLIDATED STATEMENTS CASH FLOWS
                       ----------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------

                                                             2002             2001
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $  1,011,963       ($512,722)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Depreciation, Depletion and Amortization                 135,176          16,630
     Issuance of Stock for Services & Interest                423,000               -
     Asset Impairment Charges                                       -         194,419
     Cancellation Warrants Recorded as Income              (1,659,750)              -
     (Gain) Loss on Sale of Asset                                   -          34,022
     Amortization of Deferred Debt Issuance Costs                   -          16,125

   Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                      (11,426)         99,524
     Prepaid Expenses and Other Current Assets                 50,070          (5,545)
     Inventory of Cigars                                       12,300         (15,204)
   Changes in Liabilities - Increase (Decrease):
   Accounts Payable and Accrued Expenses                     (206,673)        (51,127)
                                                         ------------    ------------
   Net Cash Provided by (Used In) Operating
     Activities                                              (245,340)       (223,878)
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on Sale of Fixed Assets                                  -         165,303
  Fixed Assets Increase and Other                             (64,094)         21,059
  Other Assets                                                (19,474)         (4,296)
                                                         ------------    ------------
   Net Cash Provided By (Used In)Investing
     Activities                                               (83,568)        182,062
                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Debenture Holders                              (50,000)              -
                                                         ------------    ------------
   Net Cash (Used In) Financing Activities                    (50,000)              -
                                                         ------------    ------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             40,705             882
                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (338,203)        (40,930)

CASH AND CASH EQUIVALENTS - BEGINNING                         440,827       4,422,715
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                       $    102,624    $  4,381,785
----------------------------------                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash Paid During the Period for:
  Interest                                               $      2,628    $      1,715
                                                         ============    ============
  Income Taxes, Foreign                                  $          -    $          -
                                                         ============    ============
Conversion of Debentures to Capital                      $  2,050,000    $          -
                                                         ============    ============

       Read accountants' review report and notes to financial statement.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
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

         In 1994, the company formed a Peruvian subsidiary; in 1995, the company formed a Colombian subsidiary and in 1997, the company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines as well as other gaming equipment to casino operators. The company had originally acquired in total approximately 8,000 slot machines and related parts. It had been the company's policy to capitalize all cost necessary to place the equipment on rental which included transportation, duty and refurbishing costs. In year 2001 as a result of deteriorating market conditions, obsolesance of the slot machines and a mandate by the Peruvian Government, a valuation of all gaming equipment was performed and as a result as further discussed in note 2, an asset impairment charge was recorded.

         In September 1997, the company incorporated World's Best Rated Cigar Company (World) as a wholly owned subsidiary of NuWay Energy, Inc. to distribute quality cigars. Is was originally intended that the company would market premium cigars at "off price", and would acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as at December 31, 2001, the company had expended approximately $1,186,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:

               Cash and cash Equivalents                           $      5,000
               Accounts Receivable                                        8,000
               Prepaid and Other Current Assets                          35,000
               Inventory                                                463,000
               Fixed Assets, net of Accumulated Depreciation             35,000
               Other Assets                                               3,000
               Aggregate Accumulated Deficit                            637,000
                                                                   ------------
                    Total Investment                               $  1,186,000
                                                                   ============

         In the year 2001 the company incorporated NuWay Resources, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company, both wholly owned subsidiaries of NuWay Energy, Inc. These corporations were formed to pursue opportunities in the oil and gas exploration industry, with its principal activity in the exploration, development and product of oil and gas properties in Western Canada.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continue)
-------  ------------------------------------------

     B   Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Latin American Casinos Del Peru S.A. a Peruvian Corporation, Latin American Casinos of Colombia LTDA, a Colombian Corporation, World's Best Rated Cigars, Inc., Nuway Resources, Inc., a Nevada Corporation and Nuway Resource of Canada, Ltd., a Canadian Company.

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

     D   Oil and Gas Operations
         ----------------------

         All of the company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the financial statements reflect only the Company's proportionate interest in such activities.

         The net carrying cost of the company's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, ___ net of impairment allowance, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year-end prices that are not escalated or discounted. For Canadian GAAP future net revenues are undiscounted, whereas, for U.S. GAAP future net revenues are discounted at 10%.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2002
                   ------------------------------------------

Note 1   Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------

     D   Oil and Gas Operations (Continued)
         ----------------------

         In conducting its ceiling test evaluation the Company followed generally accepted accounting standards which provided for a two-year exemption from write-down where the purchase price of reserves had been determined on a basis which provided a higher amount than the ceiling test value, and where the excess was not considered to represent a permanent impairment in the ultimate recoverable amount. If the two-year exemption had not been used, the Company would have taken a write-down of $817,000 based on prices at December 31, 2001 of $11.32 per bbl of heavy oil and $3.30 per Mmbtu of gas. The Company qualified for the exemption in connection of its acquisitions of resource properties in August and September of 2001.

         Ceiling test calculations are based on the Company's reserve report prepared annually, on December 31, by McDaniel & Associates Consultants, LTD. and do not reflect current prices which at March 31, 2002 were $17.56 per bbl of heavy oil and $2.50 per mmbtu for gas.

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

     E   Revenue Recognition
         -------------------

         Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service. Typical rental arrangements for slot machines are for one year or less in duration with constant rent income earned over the life of the lease. As a general rule the company does not incur any significant direct cost with the inception of the lease. All leasing expense, payroll and maintenance of equipment are charged to operations as incurred. Revenue on the sale of cigars are recorded when customer orders are shipped. The cost of cigar sales represents the direct cost of the product sold. The Company recognizes revenue on its working and royalty interest properties from the production of oil and gas in the period the oil and gas are sold, net of royalty payments due.

         Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and collection is reasonably assured. Under the carried interest agreements the Company records oil and gas revenues net of operating and capital cost incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 1   Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------

     F   Statement of Cash Flows
         -----------------------

         For purposes of this statement, the company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     G   Income (Loss) Per Common Share
         ------------------------------

         Basic earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion of debentures and excise of options and warrants are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the options and warrants. During 2001 all warrants, stock options and underwriter's options (Note 4, 5, 6) were anti-dilutive, and excluded from the computation of basic and diluted earning (loss) per share. In year 2002 the computation of fully diluted earnings per share included warrants issued for services (note
         4), investment banker warrants (note 5), incentive stock options (note
         6) and convertible debentures (note 7). The publicly traded warrants were deemed to be anti-dilutive. The computation of fully diluted EPS, is as follows:

               Income Available to Common Shareholders          $1,011,963
                                                                ----------

                     Weighted Average Shares Outstanding         5,407,502
                     Plus: Incremental Shares from
                       Assumed conversion
                       Warrants Issued for service (note 4)        256,410
                       Investment Banker Warrants (note 5)         102,692
                       Debentures (note 7)                         103,541
                       Employee Incentive Stock Options             83,859
                                                                ----------

                     Adjusted Weighted Average Shares            5,594,004
                                                                ----------
                     Diluted Earnings Per Share                 $      .17
                                                                ----------

         In the future if all the convertible debt, warrants, stock options and underwriting options were exercised or converted future earnings per share could be diluted by 2,213,432 additional shares.

     H   Significant Concentration of Credit Risk
         ----------------------------------------

         The company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $15,000 and $238,000 as of March 31, 2002 and December 31, 2001 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 1   Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------

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

     K   Inventories
         -----------

         Inventory of cigars and related material are stated at the lower of average cost or market. The company has in excess of one-year supply of cigar inventory but believes it can sell the entire inventory within one year.

     L   Valuation of Company's Stock Options and Warrants
         -------------------------------------------------

         As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, ___ the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock options grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     M   Advertising
         -----------

         The company expenses all advertising cost as incurred. Included in the statement of operations is approximately $1,500 and $22,000 advertising expense charged to operations for the three months ended March 31, 2002 and 2001, respectively. Substantially all advertising expenses incurred were paid with barter transactions.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 2.  Property and Equipment
-------  ----------------------

         Property and Equipment are summarized as follows:

                                                     March 31,     December 31,
                                                       2002            2001
                                                    ----------     -----------
         Exploration and Development Equipment      $  933,624     $   933,624
         Oil & Gas Properties At Cost                  783,947         752,067
         Land & Building (See Note 10)                  35,000          35,000
         Rental Equipment(See Note 10)                 980,333       1,039,008
         Furniture, Fixtures & Office Equipment        152,803         151,818
         Transportation Equipment                        2,943           2,862
                                                    ----------     -----------

                    Total                            2,888,650       2,914,379

        Less:  Accumulated Depreciation                599,597         554,244
                                                    ----------     -----------

        Property and Equipment - Net                $2,289,053     $ 2,360,135
                                                    ==========     ===========

         The estimated useful lives of property and equipment, is as follows:

           Rental Equipment                                         5-7 years
           Special Use Buildings                                     10 years
           Commercial Buildings                                      30 years
           Furniture, Fixtures and Office Equipment                 5-7 years
           Transportation Equipment                                   5 years

         Depletion is provided on cost accumulated in producing cost centers including production equipment using the unit of production method. For purposes of the depletion calculation, gross proved oil and gas reserves as determined by outside consultants are converted to a common unit of measure on the basis of their approximate relative energy content.

         Included in Rental Equipment is approximately $70,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts. In year 2001 as a result of market conditions and obsolescence the company reviewed all costs associated with its gaming equipment and recorded an impairment charge of $2,789,000 on gaming equipment.

         Rent expense for the three months ended March 31, 2002 and 2001 were $35,000 and $20,000, respectively.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 3.  Notes Receivable - Stockholders and Affiliates
-------  ----------------------------------------------

         In October 2001 the company advanced loans to two companies controlled respectively by Todd Sanders (CEO) and William Bossung (COO) in the aggregate amount of $400,000 which is due in October 2006. Interest on these notes are payable quarterly and computed at the prime rate plus 1% (5.75% at March 31, 2002). Included in the statement of operations is $5,400 of accrued interest income on these notes. These shareholders and their affiliates have indicated that the notes will be repaid with all accrued interest by June 30, 2002. Accordingly these notes have been classified as a current asset in the accompanying financial statements.

         In June 2001 the company advanced $40,000 to another officer. This note is due on the earlier of the officer's termination or June 2002 and is repayable as reductions of severance arrangements included in his employment contract (See Note 9B). Interest is payable quarterly and calculated at the prime rate plus 1%. Interest on this note has been paid through March 31, 2002. It is anticipated that the notes will be extended and has been classified as a non-current asset in the accompanying financial statement.

Note 4.  Warrants and Options and Stock Issued for Services
-------  --------------------------------------------------

         As of March 31, 2002, the company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the company's initial public offering to purchase one share of the company's common stock at an exercise price of $3.00 by December 11, 2002. In December 2000 the board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. The issuance of a portion (1,500,000) of these private warrants were part of an arrangement with two executive officers of the company who also received restricted shares of common stock aggregating 200,000 shares. Compensation was recorded on the arrangement equal to the market value of the restricted shares of common stock, $350,000. The remaining warrants were issued for service and were valued at $1,991,700 using the Black-Scholes option pricing model. This amount has been recorded in the statement of operations in year 2000. In year 2002 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled and approximately $1,660,000 of corporation's expenses that was recorded in year 2000 was reversed in year 2002.

         In year 2001 the company issued or was committed to issue 187,500 shares of stock for services. Expenses were recorded based on the value of the stock, which ranged from $2.51 per share to $1.98 per share, for a total consideration of $405,524. In January 2002 the company entered into a consulting engagement with Barnstable Energy, Inc for consulting services. The company issued 200,000 shares of common stock pursuant to there agreement and recorded compensation for services of $300,000.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 5.  Investment Banker Warrants
-------  --------------------------

         Effective June 5, 1998, the company contracted with an investment banker to provide on a non-exclusive basis to the company assistance in possible mergers, acquisitions and internal capital structuring. The duration of the contract is for five years. In consideration for these services, the company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003. Effective February 8, 2000, the Board of Directors reduced the exercise price to $1.06, which was the closing price of the stock at that date. These warrants are fully vested.

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

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 6.  Incentive Stock Option Plan (Continued)
-------  ---------------------------

         Incentive Stock Options Outstanding
         -----------------------------------

                                                       Amount    Price Per Share
                                                      --------   ---------------
         Options Outstanding at January 1, 2000        932,500      $   1.00
         Additional Options Issued                      35,000      $   1.06
         Additional Options Issued                      80,000      $   1.75
         Options Lapsed                                (85,000)     $   1.00
         Options Exercised                            (725,000)     $   1.00
                                                      --------
         Options Outstanding at December 31, 2001
           And March 31, 2002                          237,500
                                                      ========

         All outstanding warrants and non-qualified options and incentive stock options were exercisable at March 31, 2002.

         The following table shows the years in which all of the company's options and warrants (as discussed in Notes 4, 5 and 6) will expire:

                                                                   Weighted
                                Range                              Average
         Year Ending    ---------------------       Number of      Exercise
         December 31       Low        High           Shares         Price
                        ---------   ---------       ---------     ----------
         2002           $    3.00   $    3.00       1,725,000     $     3.00
         2002                1.00        1.00         172,500           1.00
         2003                1.00        1.00         310,000           1.00
         2004                   -           -               -              -
         Thereafter          1.06        1.75         415,000           1.74
                                                    ---------

         Total                                      2,622,500
                                                    =========

         The weighted average fair value of options granted during fiscal 2000 was $1.07 per share. All options were granted at an exercise price that equaled the market price. No options were granted in year 2001 and 2002.

         The Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. In June 1999, the Company adopted the Financial Accounting Standards Board Interpretation Number 44, which requires re-priced options be re-measured for expenses based on the quarter end stock price. Expenses are also re-measured upon exercise for the options.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          AS OF MARCH 31, 2002 AND 2001
                          -----------------------------

Note 7.  Debentures
-------  ----------

         In December 2000, the company, through a private placement issued $3,500,000 principle amount of 6% Convertible Debentures. These debentures were due June 13, 2001 which had been subsequently extended to December 13, 2001 and are Convertible into common stock at an exercise price of $1.75 per share. The company incurred approximately $64,500 of costs in regard to this private placement and the debt issuance costs were amortized over the life of the debentures. Included as part of selling general and administration expenses in the statement of operations for the three months ended March 31, 2001 is $16,125 amortization of deferred debt issuance cost. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

         Prior to December 31, 2001 approximately $1,100,000 of debenture holders converted their debentures into common stock for the value of their debentures and the accrued interest of $66,000. At December 31, 2001 included in accounts payable was $144,000 of accrued interest on these debentures. Through March 31, 2002 an additional $2,050,000 of debentures holder's converted their debentures into company stock for the value of their debentures and accrued interest of $123,000. At March 31, 2002 included in accounts payable is $18,000 of accrued interest on the remaining debentures payable.

Note 8.  Provision of Income Taxes
-------  -------------------------

         As of March 31, 2002 the company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $9,655,000 expiring through the year 2016. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements. The current provision for taxes, of 382,000 was offset by net operating loss carry forwards.

Note 9.  Commitments and Contingencies
-------  -----------------------------

     A   Litigation
         ----------

         The company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------

     B   Employment Agreements
         ---------------------

         In January 1997, the company entered into a five year employment agreement with Lloyd Lyons which provided in part that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract. Upon the death of Mr. Lyons, the company amended its employment contract with the surviving widow and primary beneficiary of the Estate of Lloyd Lyons (Geraldine Lyons, the company's former secretary), where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the company to pay Geraldine Lyons $100,000 over a one year period commencing on the first month following her termination from her employment with the company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement obligated the company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her contract severance expenses of $350,000 had been recorded in year 2001 with $308,000 included in accounts payable and accrued expenses at March 31, 2002.

         In January 2000 the company entered into two additional employment contracts, both for the duration of two years and provides that the company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended to reflect upon termination from employment these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee contract the company will record additional compensation at the greater of the market price of the company stock or the guaranteed price stipulated in the contract.

         The company entered into one-year employment agreements with each of the company's Chief Operating Officer and Chief Executive Officer requiring the company issue to each 100,000 shares of stock and warrants to purchase 750,000 shares of common stock at $1.75 per share. In March 2002, the company's Chief Executive Officer and Chief Operating Officer voluntarily agreed to cancel the aforementioned warrants to purchase an aggregate of 1,500,000 shares of common stock (Note 4).

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 9.  Commitments and Contingencies (Continued)
-------  -----------------------------

     C   Foreign Assets
         --------------

         The accompanying consolidated balance sheets for the period ended March 31, 2002, includes assets relating to the company's slot machine operations in Peru and Colombia of $826,000 and $714,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed.

         Revenue from rental operations is entirely earned in Columbia and Peru.

         The assets of the oil and gas operations, which aggregate approximately $1,579,000 are entirely in Canada. All revenue from oil and gas is earned in Canada.

         Approximately $300,000 of the company's inventory of cigars is being stored in South America, awaiting instructions for delivery to the Miami distribution facility.

     D   Lease Commitment
         ----------------

         As at March 31, 2002 all operating leases for corporate facilities are either short-term leases or have expired and are being continued on a month-to-month basis.

     E   Contractual Commitment
         ----------------------

         In February 2002, the company entered into an agreement with Avalon Capital, Inc. (AVA) whereby AVA will use its best efforts to find a merger candidate for the company. If a merger is consummated with-in a year of introduction AVA will be entitled a finders fee equal to 3% of the value of the aggregate number of shares outstanding after the merger, on a fully diluted basis.

Note 10  Subsequent Event
-------  ----------------

         In April 2002 an additional $150,000 principal amount of debentures have been converted into 90,857 shares of common stock.

         On May 8, 2002 the company announced that it has terminated its negotiation to acquire Omega Music Group LLC.

Note 11  Going Concern
-------  -------------

         The company has accumulated net losses of $12,252,000 through March 31, 2002 and has a history of deficiency of operating cash flows and losses from operations. These factors create an uncertainty about the company's ability to continue as a going concern. Management of the company is developing a plan to reduce current liabilities, reduce expenses and considering the sale of certain oil well assets to generate sufficient cash to sustain operating overhead. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 12  Operating Segments
-------  ------------------
                                                 For the Three Months Ended March 31, 2002
                                   -----------------------------------------------------------------------
                                                     Cigar           Oil          Gaming
                                      Total       Operations        & Gas        Equipment     Unallocated
                                   -----------    -----------    -----------    -----------    -----------
         Revenues                  $   260,255    $    20,805    $   143,822    $    95,628    $         -
         --------                  -----------    -----------    -----------    -----------    -----------

         Cost & Expenses
         ---------------

         Cost of Product
           Sold                    $    12,300    $    12,300    $         -    $         -    $         -
         Direct Overhead
           Cost                        209,078         23,435         42,158        143,485              -
         Allocated
           Overhead Cost               258,151         20,637        142,659         94,855              -
         Depreciation &
           Depletion                   135,176              -        133,280          1,896              -
         Expenses Assoc.,
           With Options,
            Warrants, and
             Stock Issued
              For Services             300,000              -              -              -        300,000
                                   -----------    -----------    -----------    -----------    -----------
         Total Cost and
         --------------
           Expenses                    914,705         56,372        318,097        240,236        300,000
           --------                -----------    -----------    -----------    -----------    -----------

         Operating
         ---------
           Income (Loss)             ($654,450)      ($35,567)     ($174,275)     ($144,608)     ($300,000)
           ------  ----            -----------    -----------    -----------    -----------    -----------

         Total Assets              $ 4,150,000    $   550,000    $ 1,579,000    $ 1,540,000    $   481,000
                                   ===========    ===========    ===========    ===========    ===========

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 12  Operating Segments (Continued)
-------  ------------------

         For the Three Months Ended March 31, 2001

                                               Cigar          Oil           Gaming
                                Total       Operations       & Gas         Equipment     Unallocated
                             -----------    -----------    -----------    -----------    -----------
         Revenues            $   182,251    $    33,916    $         -    $   148,335    $         0
         ----------------    -----------    -----------    -----------    -----------    -----------

         Cost & Expenses
         ---------------

         Cost of Product
           Sold              $    21,384    $    21,384    $         0    $         0    $         0
         Direct Overhead
           Cost                  374,140         36,650              0        337,490              0
         Allocated
           Overhead Cost         143,196         26,648              0        116,548              0
         Depreciation and
           Depletion              16,630          2,601              0         12,926          1,103
         Asset Impairment
           Charges               194,419              0              0        194,419              0
                             -----------    -----------    -----------    -----------    -----------
         Total Cost and
         --------------
            Expenses             749,769         87,283              0        661,383          1,103
            --------         -----------    -----------    -----------    -----------    -----------

         Operating
         ---------
           Income (Loss)       ($567,518)       (53,367)           ($0)     ($513,048)       ($1,103)
           ------  ----      -----------    -----------    -----------    -----------    -----------

         Total Assets        $ 9,701,144    $   713,370    $         -    $ 4,637,600    $ 4,350,174
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

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 13  Oil and Gas Producing Activities  (Unaudited)
-------  --------------------------------

         The following information includes estimates which are subject to rapid and unanticipated change. The Company cautions that the discounted future net cash flows from proved oil and gas reserves are not an indication of the fair market value of the Company's oil and gas properties or the future net cash flows expected to be generated from the properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves. Also, the estimates do not consider the effect of future changes in oil and gas prices, development, sit restoration and production costs, and possible changes in tax and royalty regulations. The prescribed discount rate of 10% may not appropriately reflect future interest rates.

         All amounts below except for cost, acreage, wells drilled and present activities relate to Canada. McDaniel & Associates Consultants Ltd., Independent consultants, provided oil and gas reserve data and the information relating to cash flows.

         Estimated net quantities of proved oil and gas reserves at are as follows:

         Proved reserves:
                                                           Oil           Gas
                                                          (bbls)        (mcf)
                                                        ---------    ---------
           March 31, 2002                                 127,000       70,700
                                                        ---------    ---------

         Proved developed reserves

           March 31, 2002                                 127,000       70,700
                                                        ---------    ---------

                        Results of Oil and Gas Operations
                        ---------------------------------

         Income:
          Oil Sales                                                  $ 143,812
                                                                     ---------
         Cost and expenses:
          Lease operating cost                                          28,958
          Depletion, depreciation amortization                         133,280
          Site restoration costs                                         6,272
                                                                     ---------

                                                                       168,510
                                                                     ---------

         Net loss from operations                                    ($ 24,698)
                                                                     =========
         Capitalized cost of oil and gas activities:
          Acquisition costs                                          $ 752,067
          Exploration                                                  376,845
          Development                                                  588,659

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                   ------------------------------------------

Note 13  Oil and Gas Producing Activities  (Unaudited) continued
-------  --------------------------------

         Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during The following period:

         Future cash inflows                                         $1,553,000
         Future development and production cost                         877,000
                                                                     ----------
         Future income tax expense*                                  $        -
                                                                     ----------

         Future net cash flows                                          676,000
         10% annual discount                                            (50,000)
                                                                     ----------

         Standardized measure of discounted future net cash flows    $  626,000
                                                                     ==========

         *Reflects total tax pools for the period to March 31, 2002 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, under appreciated capital costs and earned depletion of $1,592,000.

         Current prices used in the above estimates were based upon selling prices at the wellhead at January 1, 2002 less the historical quality and price differentials for each respective field as follows:

         Oil - Hardisty Heavy ($CDN./bbl)(In U.S. $)                 $    11.316
         Gas - Alberta average @ Field gate $CDN./Mmbm) (In U.S. $)  $     3.301

         Current cost was based upon estimates made by consulting engineers at December 31, 2001.

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

         As of March 31, 2002, the Company had approximately 538 machines under rental contracts in Peru and Colombia.

         The Company in this segment concentrates its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and are refurbished for use in South and Central America. Whereas a new slot machine would cost approximately $10,000 plus additional charges for duty, the used slot machines cost approximately $700 each including freight, duty, and refurbishing expenditures.

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

         Beginning in July 2001 the Company directed part of its efforts to the exploration for and the development of oil and gas properties in Canada, through the formation of wholly owned subsidiaries in Nevada and Canada. The Company's exploration and development activities related to oil and gas are conducted jointly with others. The Company purchased a 30% working interest in the Superb area of Saskatchewan, Canada and a 20% working interest in the Altares Gas project in Northeast British Columbia.

Results of Operations
---------------------

First Quarter
-------------

         Revenues from the rental of slot machines in Peru and Colombia for the three months ended March 31, 2002 decreased by $52,707 or 35.53 %, to $95,628 from $148,335 for the comparable period in 2001. The Company's revenues from cigar sales were $20,805 in the first quarter of 2002 as compared to sales of $33,916, a decrease of $13,111 or 38.7% for the same period in 2001.

         The decrease in revenues was the result of an overall weakness of the economy in South America and the continued concerns over government-mandated obsolescence, political changes, increased competition as well as the increasing need to replace the older machines on rental with more modern machines.

         Oil and Gas revenue for the three months ended March 31, 2002 was $143,822. The company did not have any oil and gas activities in the corresponding period in 2001 as it has not yet entered into this activity.

         Selling, general, and administrative expenses incurred in the quarter ended March 31, 2002 decreased $85,000 or 16.4%, to $432,000 from $517,000 for the same period in 2001. The decrease is due to a reduction in staffing in South America and a reduction in administrative expenses.

         Net income for the three months ended March 31, 2002 was $1,011,963 or $0.17 per share fully diluted compared to a net loss of ($576,800), or ($0.12) per share for the same period in 2001. The increase in net income is attributable to the cancellation of warrants which were recorded as other income in the amount of $1,659,750.

         Through March 31, 2002 the Company expended approximately $1,186,000 on the establishment of a premium cigar business; additionally the company invested $1,579,000 in the oil and gas venture.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased approximately $338,000 to $102,624 at March 31, 2002 from $440,827 at December 31, 2001. The decrease is attributable to overhead expenditures which were higher than operating revenues, the continued slow growth of the cigar operations, and the increase of oil and gas operations.

         Officers intend to repay outstanding loans of $400,000, and management is attempting to develop a plan to reduce current liabilities, reducing expenses and considering the sale of certain oil wells and assets to generate sufficient cash to sustain operating overhead. The company does not have any commitments for material capital expenditures.

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

         4. The Company may be required to expand its infrastructure, including the hiring of additional personnel in its executive offices. There can be no assurances that the Company will be able to attract and retain qualified personnel who will be successful in managing the Company's operations.

Submission of Matters to a Vote of Security Holders.
---------------------------------------------------

         The Company held an annual meeting of its shareholders on March 20, 2002. At this meeting the following matters were voted upon: (i) the election of Todd Sanders, William Bossung, Jose A. Caballero, Michael Iscove, and Dennis R.
Barry as directors, (ii) the issuance of Convertible Debentures and the shares of common stock issuable upon conversion thereof, (iii) the amendment to the Company's Certificate of Incorporation changing the name of the Company, and
(iv) the ratification of its independent auditors for 2001.

         The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office, is set forth below:

         Directors                       For         Against      Abstain     Broker Non-Votes
         ---------------------------------------------------------------------------------------
Election of Directors
         Todd Sanders                 4,158,421      16,292
         William Bossung              4,158,421      16,292
         Jose A. Caballero            4,158,421      16,292
         Michael Iscove               4,158,421      16,292
         Dennis Barry                 4,158,421      16,292

Ratification and approval             2,352,527      23,972        2,290       1,795,924
of the convertible debentures

Ratification of the amendment         4,170,543       2,280        1,890           0
to the Company's Certificate of
Incorporation changing the name
of the Company

Ratification of independent           4,154,383       5,740       14,390           0
Auditors

Exhibits and Form 8-K.
------------------------

         Form 8-K Items 4 and 5 dated January 29, 2002.
         Form 8-K Item 5 dated February 22, 2002.
         Form 8-K Item 5 dated March 6, 2002.
         Form 8-K Item 4 dated March 8, 2002.
         Form 8-K Item 5 dated March 11, 2002.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NuWay Energy, Inc.


Date: May 20, 2002                     /s/ TODD SANDERS
     ------------------------          -----------------------------------------
                                       Todd Sanders
                                       President


Date: May 20, 2002                     /s/ JOE TAWIL
     ------------------------          -----------------------------------------
                                       Joe Tawil
                                       Acting Chief Financial and Accounting
                                       Officer