Form 10QSB
period 2002-06-30
NUWAY ENERGY INC
filed 2002-08-19
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  JUNE  30,  2002

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

        Yes  [X]                No  [  ]


     Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 8,431,353 shares of common stock, $0.00067 par value per share.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                                    CONTENTS
                                    --------

Accountant's  Review  Report                                       1

Consolidated  Balance  Sheets  as  of  June  30,  2002
  and  December  31,  2001                                         2

Consolidated  Statements  of  Changes  in  Stockholders'
  Equity  for  the  six  months  ended  June  30,  2002
  and  the  year  Ended  December  31,  2001                       3

Consolidated  Statements  of  Operations  for  the  three  and
  six  months  Ended  June  30,  2002  and  2001                   4

Consolidated  Statements  of  Cash  Flows  for  the  six  months
   Ended  June  30,  2002  and  2001                               5

Notes  to  Consolidated  Financial  Statements  as  of
  June  30,  2002 and  December  31,  2001                          6-21

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------

To  the  Board  of  Directors  of:
  NuWay  Energy,  Inc.  and  Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Energy, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the six months ended June 30, 2002, in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Energy, Inc.

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

Shubitz,  Rosenbloom  &  Co.,  P.A.




Miami,  Florida
August  9,  2002

                      NUWAY ENERGY, INC. AND SUBSIDIARIES
                      -----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          -----------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                -------------------------------------------------

                                     ASSETS
                                     ------


                                                     June 30,      December 31,
                                                       2002           2001
                                                 ---------------  --------------
CURRENT ASSETS
  Cash and Cash Equivalents                              $9,725        $440,827
  Accounts Receivable, Net of
   $25,000 of Allowance for Doubtful Accounts           201,322         234,054
  Inventory                                             448,378         475,291
  Notes receivable Officers and Affiliates,
    Current Portion                                      55,623               -
  Prepaid Expenses and Other Current Assets              52,950         156,958
  Subscriptions Receivable                              250,000               -
                                                 ---------------  --------------

      Total Current Assets                            1,017,998       1,307,130
                                                 ---------------  --------------


PROPERTY AND EQUIPMENT - NET                          2,577,833       2,360,135
                                                 ---------------  --------------

OTHER ASSETS
  Accounts Receivable Long-Term, Net of Allowance
    For Doubtful Accounts of $175,000 in 2002 and
   $150,000 in 2001                                     408,000         450,000
  Deposits                                               45,093          26,693
  Notes Receivable - Officers and Affiliates
    Net of Current Portion                               40,000         440,000
  Other Assets                                           16,253           6,374
                                                 ---------------  --------------

           Total Other Assets                           509,346         923,067
                                                 ---------------  --------------


TOTAL ASSETS                                        $4,105,177       $4,590,332
                                                 ===============  ==============
                 LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                ---------------------------------------

CURRENT  LIABILITIES

Accounts Payable and Accrued Expenses                 $834,782        $985,776
  Debentures Payable                                   150,000       2,400,004
                                                 ---------------  --------------

        Total Current Liabilities                      984,782       3,385,780
                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES                                -               -
                                                 ---------------  --------------

          Total Liabilities                           $984,782       3,385,780
                                                 ---------------  --------------
STOCKHOLDERS' EQUITY
  Common Stock, $.00067 Par Value 15,000,000
    Shares Authorized, 8,431,353 Shares Issued
    8,386,453 Shares Outstanding and 44,900 Shares
    held as Treasury Stock                               5,648           3,402
  Additional Paid-In Capital                        16,707,328      15,137,225
  Accumulated Other Comprehensive Income (Loss)       (546,183)       (544,539)
  Retained Earnings (Deficit)                      (12,919,394)    (13,264,532)
  Treasury Stock, at cost                             (127,004)       (127,004)
                                                 ---------------  --------------

          Total Stockholders' Equity                 3,120,395        1,204,552
                                                 ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $4,105,177      $4,590,332
                                                 ===============  ==============


       Read accountants' review report and notes to financial statements.



NUWAY  ENERGY,  INC.  AND  SUBSIDIARIES
---------------------------------------
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      ----------------------------------------------------------
                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                 ------------------------------------
                               AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              -------------------------------------------


                    Common  Stock
                    -------------                    Accumulated
                      Number      Par     Additional   Other        Retained             Comprehensive
                        of       Value    Paid-In   Comprehensive   Earnings   Treasury     Income
                      Shares    $.00067   Capital   Income (Loss)   (Deficit)   Stock       (Loss)
                   -----------  ------- ---------- --------------  ---------- ----------- ------------
 BALANCE JANUARY 1,
  2001                4,225,000 $2,831 $13,796,612 ($560,326)    ($6,612,099)  $5,235  $-

 ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS       -       -           -     15,787           -            -        15,787

 STOCK ISSUED FOR
  SERVICES              187,500     126     405,524         -            -            -            -

 REPRICING ON VARIABLE
  OPTION PLAN                -       -   (  230,460)        -            -            -            -

TREASURY STOCK               -       -           -          -            -         121,769         -

CONVERSION OF
  DEBENTURES            666,283     446   1,165,549         -            -            -            -

NET (LOSS) FOR THE
  YEAR ENDED
  DECEMBER 31, 2001         -        -           -          -    ( 6,652,433)        -     (6,652,433)
                   -----------  ------- ---------- --------------  ---------- ----------- ------------

BALANCE DECEMBER 31,  5,078,783   3,403  15,137,225   (544,539)   (13,264,532)     127,004
  2001

COMPREHENSIVE (LOSS)
  FOR THE YEAR
  ENDED DECEMBER 31,
  2001                                                                                    $(6,636,646)
                                                                                          =============

STOCK ISSUED FOR
  SERVICES              350,000     235     349,265         -            -            -           -

CONVERSION OF
   DEBENTURES         1,332,570     893   2,331,705         -            -            -           -

CANCELLATION OF
  WARRANTS                -          -   (1,659,750)        -       1,659,750         -           -

ADDITIONAL SUBSCRIPTION
  OF STOCK - SHOWN AS
  STOCK SUBSCRIPTION
  RECEIVABLE          1,000,000     670     249,330         -            -            -           -

STOCK ISSUED FOR
  SOFTWARE              670,000     447     299,553         -            -            -           -

ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS   -          -           -       1,644                                 (1,644)

NET (LOSS) FOR THE SIX
  MONTHS ENDED JUNE 30,
  2002                    -          -          -           -      ( 1,314,612)       -    (1,314,612)
                   -----------  ------- ---------- --------------  ------------ ----------- ------------


BALANCE JUNE 30,
  2002               8,431,353  $5,648 $16,707,328   ($546,183)   $(12,919,394)  $127,004
                   ===========  ====== =========== =============== ============ ===========

COMPREHENSIVE INCOME
  (LOSS) FOR THE SIX
  MONTHS ENDED JUNE 30,
  2002                                                                                    $(1,316,256)
                                                                                          ==============

       Read accountants' review report and notes to financial statements.



                      NUWAY ENERGY, INC. AND SUBSIDIARIES
                    ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                      Three  Months  Ended    Six  Months  Ended
                                      --------------------    ------------------
                                           June  30,             June  30,
                                           --------              ---------
                                    2002           2001      2002           2001
                                  ------------ ----------- ------------ ------------
Revenue
-------
   Rental Income                      $87,712    $117,383     $183,340     $265,718
   Sales of Cigars                     25,103      37,859       45,908       71,775
   Oil Sales                           70,740           -      214,562            -
                                  ------------ ----------- ------------ ------------

       Total Revenues                 183,555     155,242      443,810      337,493
                                  ------------ ----------- ------------ ------------

Cost and Expenses
-------------------

 Selling, General & Administration    642,903     825,095    1,074,903    1,344,146
 Depreciation, Depletion and
  Amortization                         98,498      34,239      233,674       50,869
 Cost of Cigar Sales                   14,614      21,932       26,914       43,316
 Expenses Associated With
  Stock Issued for Services            49,500           -      349,500           -
 Oil and Gas Lease Operating Cost      41,778           -       70,736           -
 Site Restoration Costs                 3,897           -       10,169           -
                                  ------------ ----------- ------------ ------------
 Impairment Charges                        -      152,652            -     347,071
                                  ------------ ----------- ------------ ------------

       Total Cost and Expenses       851,190    1,033,918    1,765,896    1,785,402
                                  ------------ ----------- ------------ ------------

Operating Income (Loss)             (667,635)   (878,676)   (1,322,086)  (1,447,909)
                                  ------------ ----------- ------------ ------------

Other Income (Expenses)
-----------------------

   Interest Income                       821      45,266         7,474      101,777
                                  ------------ ----------- ------------ ------------

       Net Other Income (Expenses)       821      45,266         7,474      101,777
                                  ------------ ----------- ------------ ------------

Income (Loss) Before Income Taxes  ( 666,814)   (833,410)   (1,314,612)  (1,346,132)

Income Taxes (Provision) Benefit           -          -              -            -
                                  ------------ ----------- ------------ ------------

Net Income (Loss)                  $(666,814)  $(833,410)  $(1,312,612)  $(1,346,132)
                                  ============ =========== ============= ============

Earnings (Loss) Per Common Share
-----------------------------------
  and Common Share Equivalent Basic
  ---------------------------------
   and Fully Diluted
   ------------------

 Common Share Equivalent
   Outstanding                      6,904,644   4,221,600   6,156,073     4,221,600
                                  ============ =========== ============= ============
       Net Income (Loss)
         per share                $      (.10) $     (.20) $    (.21)    $    (.32)
                                  ============ =========== ============= ============

       Read accountants' review report and notes to financial statements.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   -----------------------------------------------

                                                                                                     2002           2001
                                                                                              --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                           $ ( 1,314,612)     ($1,346,132)
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Depreciation, Depletion and Amortization                                                      233,674            50,869
     Issuance of Stock for Services & Interest                                                     432,094                 -
     Asset Impairment Charges                                                                            -           247,071
     (Gain) Loss on Sale of Asset                                                                        -            23,571
     Amortization of Deferred Debt Issuance Costs                                                        -            32,250

    Changes in Assets - (Increase) Decrease:
     Accounts Receivable                                                                            74,732            95,083
     Prepaid Expenses and Other Current Assets                                                     104,008            38,206
     Inventory of Cigars                                                                            26,913             1,463
    Changes in Liabilities - Increase (Decrease):
    Accounts Payable and Accrued Expenses                                                         (150,993)          332,896
                                                                                              --------------   ----------------
    Net Cash Provided by (Used In) Operating
      Activities                                                                                  (594,184)         (524,723)
                                                                                              --------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on Sale of Fixed Assets                                                                  22,475           188,351
  Fixed Assets Increase and Other                                                                 (173,847)           11,803
  Other Assets                                                                                     (28,279)          (42,243)
                                                                                              --------------   ----------------
    Net Cash Provided By (Used In)Investing
    Activities                                                                                    (179,651)          157,911
                                                                                              --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of Stockholder loans                                                                   344,377                 -
                                                                                              --------------   ----------------
    Net Cash (Used In) Financing Activities                                                        344,377                 -
                                                                                              --------------   ----------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                                                  (1,644)               89
                                                                                              --------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (431,102)         (366,723)

CASH AND CASH EQUIVALENTS - BEGINNING                                                              440,827         4,422,715
                                                                                              --------------   ----------------

CASH AND CASH EQUIVALENTS - ENDING                                                                  $9,725      $  4,055,992
                                                                                              ==============   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
----------------------------------------------------

Cash Paid During the Period for:
  Interest                                                                                     $     2,923      $    4,696
                                                                                              ==============   ================
  Income Taxes, Foreign                                                                        $         -      $        -
                                                                                              ==============   ================
Conversion of Debentures to Capital                                                            $ 2,250,004      $        -
                                                                                              ==============   ================
Issuance of Stock for Capitalized
  Software Costs                                                                               $   300,000      $        -
                                                                                              ==============   ================

        Read accountants' review report and notes to financial statement.

        Read accountants' review report and notes to financial statement.
                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  1.     Summary  of  Significant  Accounting  Policies
--------     ----------------------------------------------


A     Business  and  Organization
      ---------------------------

NuWay Energy Inc. (formerly Latin American Casinos, Inc.) is a Delaware corporation incorporated on September 19, 1991. In 1994, the Company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

In 1994, the Company formed a Peruvian subsidiary; in 1995, the Company formed a Colombian subsidiary and in 1997, the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines as well as other gaming equipment to casino operators. The Company had originally acquired in total approximately 8,000 slot machines and related parts. It had been the Company's policy to capitalize all cost necessary to place the equipment on rental which included transportation, duty and refurbishing costs. In year 2001, as a result of deteriorating market conditions, obsolescence of the slot machines and a mandate by the Peruvian Government, a valuation of all gaming equipment was performed and as a result as further discussed in note 2, an asset impairment charge was recorded.

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

               Cash  and  cash  Equivalents                     $        -
               Accounts  Receivable                                  8,000
               Prepaid  and  Other  Current  Assets                 24,000
               Inventory                                           448,000
               Fixed  Assets,  net  of  Accumulated  Depreciation   32,000
               Other  Assets                                         3,000
               Aggregate  Accumulated  Deficit                     671,000
                                                                -----------

                    Total  Investment                           $1,186,000
                                                                ===========

In the year 2001,the Company incorporated NuWay Resources, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company, both wholly-owned subsidiaries of NuWay Energy, Inc. These corporations were formed to pursue opportunities in the oil and gas exploration industry, with its principal activity in the exploration, development and product of oil and gas properties in Western Canada.

In June,2002, the Company acquired medical software from Camden Holdings, Inc., an affiliate, for 670,000 shares of stock valued at approximately $.45 per share. That affiliate subscribed to an additional 1,000,000 shares of stock at $.25 per share which at June 30, 2002 has not been paid.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  1.     Summary  of  Significant  Accounting  Policies  (Continue)
--------     ----------------------------------------------


B     Principles  of  Consolidation
      -----------------------------

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


C     Property  and  Equipment
      ------------------------

Property and Equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Whenever there is a change in events or circumstances in the business economic environment or a significant change in the volume of operations, the Company performs an impairment analysis by comparing the estimated future undiscounted cash flows projected to be generated by the assets, and if they are less than the asset carrying amount an impairment charge is recorded to reduce the assets to its estimated fair value. In addition, the Company periodically reviews the costs associated with undeveloped oil and gas properties and mineral rights to determine whether they are likely to be recovered, when such costs are not likely to be recovered, such costs are transferred to the depletable pool of oil and gas cost.

D     Oil  and  Gas  Operations
      -------------------------

Substantially all of the Company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the financial statements reflect only the Company's proportionate interest in such activities.

The net carrying cost of the Company's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowance, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year end prices that are not escalated or discounted. For
Canadian, GAAP future net revenues are undiscounted, whereas for U.S. GAAP, future net revenues are discounted at 10%.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------
Note  1          Summary  of  Significant  Accounting  Policies  (Continued)
-------          ----------------------------------------------

D     Oil  and  Gas  Operations  (Continued)
      -------------------------

In conducting its ceiling test evaluation, the Company followed generally accepted accounting standards which provided for a two-year exemption from write-down where the purchase price of reserves had been determined on a basis which provided a higher amount than the ceiling test value, and where the excess was not considered to represent a permanent impairment in the ultimate recoverable amount. If the two year exemption had not been used, the Company would have taken a write-down of $1,054,000 based on prices at December 31, 2001 of $11.32 per bbl of heavy oil and $3.30 per Mmbtu of gas. The Company qualified for the exemption in connection of its acquisitions of resource properties in August and September of 2001.

Ceiling test calculations are based on the Company's reserve report prepared annually, on December 31, by McDaniel & Associates Consultants, LTD. and do not reflect current prices which at June 30, 2002 were $17.13 per bbl of heavy oil and $1.98 per mmbtu for gas.

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


E     Revenue  Recognition
      --------------------

Revenue is recognized monthly on the rental of slot machines as the slot machines are placed in service. Typical rental arrangements for slot machines are for one year or less in duration with constant rent income earned over the life of the lease. As a general rule, the Company does not incur any significant direct cost with the inception of the lease. All leasing expense, payroll and maintenance of equipment are charged to operations as incurred. Revenue on the sale of cigars are recorded when customer orders are shipped. The cost of cigar sales represents the direct cost of the product sold. The Company recognizes revenue on its working and royalty interest properties from the production of oil and gas in the period the oil and gas are sold, net of royalty payments due.

Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and collection is reasonably assured. Under the carried interest agreements, the Company records oil and gas revenues net of operating and capital cost incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  1          Summary  of  Significant  Accounting  Policies  (Continued)
-------          ----------------------------------------------


F     Statement  of  Cash  Flows
      --------------------------

For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

G    Income  (Loss)  Per  Common  Share
      ----------------------------------

Basic earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion of debentures and excise of options and warrants are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the options and warrants. During 2001, all warrants, stock options and underwriter's options (Notes 4, 5, 6) were anti-dilutive, and excluded from the computation of basic and diluted earning (loss) per share.

In the future, if all the convertible debt, warrants, stock options and underwriting options were exercised or converted, future earnings per share could be diluted by 2,708,214 additional shares as follows:

                    Publicly  Traded  Options          1,725,000
                    Private  Warrants                    300,000
                    Investment  Banker  Warrants         225,000
                    Incentive  Stock  Options            372,500
                    Debentures                            85,714
                                                      -----------

                                                       2,708,214
                                                      ===========


H     Significant  Concentration  of  Credit  Risk
      --------------------------------------------

The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $11,000 and $238,000 as of June 30, 2002 and December 31, 2001 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF June 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  1          Summary  of  Significant  Accounting  Policies  (Continued)
-------          ----------------------------------------------

I     Use  of  Estimates
      ------------------

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


J     Foreign  Currency  Translation
     ------------------------------

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


L     Valuation  of  Company's  Stock  Options  and  Warrants
      -------------------------------------------------------

As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro-forma net income and EPS disclosures for employee stock options grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

M     Advertising
      -----------

The Company expenses all advertising cost as incurred. Included in the statement of operations is approximately $1,500 and $49,000 advertising expense charged to operations for the six months ended June 30, 2002 and 2001, respectively. Substantially all advertising expenses incurred were paid with barter transactions at published costs.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  2.     Property  and  Equipment
--------     ------------------------

          Property  and  Equipment  are  summarized  as  follows:

                                             June 30,       December 31,
                                               2002             2001
                                          --------------- -----------------
    Software Costs (See Note 1  )           $  300,000      $        -
    Exploration and Development Equipment    1,028,868         933,624
    Oil & Gas Properties At Cost               787,954         752,067
    Land & Building (See Note 10)               35,000          35,000
    Rental Equipment(See Note 10)              974,867       1,039,008
    Furniture, Fixtures & Office Equipment     144,239         151,818
    Transportation Equipment                     9,502           2,862
                                          --------------- -----------------

                Total                        3,280,430       2,914,379

    Less:  Accumulated Depreciation            702,597         554,244
                                          --------------- ----------------

    Property and Equipment - Net           $ 2,577,833     $ 2,360,135
                                          =============== ================

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

Included in Rental Equipment is approximately $70,000 of parts and supplies purchased or obtained from other machines previously disassembled for parts. In year 2001, as a result of market conditions and obsolescence, the Company reviewed all costs associated with its gaming equipment and recorded an impairment charge of $2,789,000 on gaming equipment.

Rent expense for the six months ended June 30, 2002 and 2001 were $62,000 and $74,000, respectively.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  3.     Notes  Receivable  -  Stockholders  and  Affiliates
--------     ---------------------------------------------------

In October, 2001 the Company advanced loans to two companies controlled respectively by Todd Sanders (CEO) and William Bossung (COO) in the aggregate amount of $400,000 which is due in October, 2006. Interest on these notes are payable quarterly and computed at the prime rate plus 1% (5.75% at June 30, 2002). These notes have been reduced to $55,623 at June 30, 2002 and are anticipated to be repaid by year end. Accordingly these notes have been classified as a current asset in the accompanying financial statements.

In June, 2001 the Company advanced $40,000 to another officer. This note is due on the earlier of the officer's termination or June, 2002 and is repayable as reductions of severance arrangements included in his employment contract (See
Note 9B). Interest is payable quarterly and calculated at the prime rate plus 1%. It is anticipated that the notes will be extended and has been classified as a non-current asset in the accompanying financial statement.

Note  4.     Warrants  and  Options  and  Stock  Issued  for  Services
--------     ---------------------------------------------------------

As of June 30, 2002, the Company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the Company's initial public offering to purchase one share of the Company's common stock at an exercise price of $3.00 by December 11, 2002. In December 2000, the board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of the issuance of the private warrants and 200,000 shares of restricted stock were issued to executives of the corporation. Compensation was recorded on the arrangement equal to the market value of he restricted stock, $350,000. The remaining warrants, 1,800,000 were issued in connection with service rendered by several individuals and entries and were valued at $1,991,700 using the Black-Scholes Options pricing model assuming a 5% interest rate and high volatibility to underlying stock prices. The 1,500,000 warrants issued to the executives were valued at the intrinsic value in accordance with APB 25 at $1,620,000. (See Note
6). In year 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000, were cancelled and approximately $1,660,000 of previously recorded expenses that was recorded in year 2000 was adjusted against retained earnings.

In year 2001, the Company issued or was committed to issue 187,500 shares of stock for services. Expenses were recorded based on the value of the stock, which ranged from $2.51 per share to $1.98 per share, for a total consideration of $405,524. In January, 2002 the Company entered into a consulting engagement with Barnstable Energy, Inc for consulting services. The Company issued 200,000 shares of common stock pursuant to this agreement and recorded compensation for services of $300,000. In May, 2002, the Company issued 150,000 shares of stock valued at $.33 per share, for legal services rendered.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  5.     Investment  Banker  Warrants
--------     ----------------------------

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

Note  6.     Incentive  Stock  Option  Plan
--------     ------------------------------

On June 13, 1994, the Board of Directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10% of the outstanding shares of the voting stock of the Company). The 1991 plan became effective on September 30, 1991 and was terminated in March, 1999. The 1994 plan became effective on June 13, 1994 and will terminate in June, 2004, unless terminated earlier by action of the Board of Directors. In December, 1995, the Company authorized the issuance under the 1994 Stock Option Plan of 492,500 options at an exercise price of $2.50 per share to various officers and employees. On March 6, 1997 the Company authorized the issuance of an additional 415,000 options at an exercise price of $2.50 to various officers and employees. In June, 1999, the Company increased the shares allocated to the plan to 1,500,000. Effective December 31, 1998, the Company ratified the repricing of the employee stock options to $1.00 per share and simultaneously authorized the issuance of 85,000 options at an exercise price of $1.00 per share and canceled 10,000 options issued in 1995 at $2.50 per share. Effective February, 2000 the Company issued 35,000 options at an exercise price of $1.06 and in December, 2000 the Company issued 80,000 options at a $1.75 exercise price.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  6.     Incentive  Stock  Option  Plan  (Continued)
--------     ------------------------------

          Incentive  Stock  Options  Outstanding
          --------------------------------------

                                                       Amount           Price Per Share
                                              ------------------------  ---------------
    Options Outstanding at January 1, 2000           982,500                $1.00
    Additional Options Issued                         35,000                $1.06
    Additional Options Issued                         80,000                $1.75
    Options Lapsed                                   (75,000)               $1.00
    Options Exercised                               (650,000)               $1.00
                                              ------------------------
    Options Outstanding at December 31, 2001         372,500
      And June 30, 2002
                                              ========================

          All outstanding warrants and non-qualified options and incentive stock options were exercisable at June 30, 2002.

          The following table shows the years in which all of the Company's options and warrants (as discussed in Notes 4, 5 and 6) will expire:


                                                                      Weighted
                                                                      Average
                                          Range       Number of       Exercise
          Year  Ending  December  31   Low    High     Shares          Price
                                      ----- -------   --------        -------

          2002                     $  3.00  $  3.00      1,725,000      $3.00
          2002                        1.00     1.00        172,500       1.00
          2003                        1.00     1.00        310,000       1.00
          2004                           -        -              -          -
          Thereafter                  1.06     1.75        415,000       1.74
                                                         ---------

          Total                                          2,622,500
                                                         =========

No  options  were  granted  in  2001  and  2002

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

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          AS OF JUNE 30, 2002 AND 2001
                          ----------------------------

Note  7.     Debentures
--------     ----------

In December, 2000, the Company, through a private placement, issued $3,500,000 principle amount of 6% Convertible Debentures. These debentures were due June 13, 2001, which had been subsequently extended to December 13, 2001, and are Convertible into common stock at an exercise price of $1.75 per share. The
Company incurred approximately $64,500 of costs in regard to this private placement and the debt issuance costs were amortized over the life of the debentures. Included as part of selling general and administration expenses in the statement of operations for the six months ended June 30, 2001 is $32,250 amortization of deferred debt issuance cost. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the Company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

Prior to December 31, 2001, approximately $1,100,000 of debenture holders converted their debentures into common stock for the value of their debentures and the accrued interest of $66,000. At December 31, 2001, included in accounts payable was $144,000 of accrued interest on these debentures. Through June 30, 2002 an additional $2,250,000 of debentures holder's converted their debentures into Company stock for the value of their debentures and accrued interest of $132,000. At June 30, 2002, included in accounts payable is $9,000 of accrued interest on the remaining debentures payable.

Note  8.     Provision  of  Income  Taxes
--------     ----------------------------

As of June 30, 2002, the Company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $11,981,000 expiring through the year 2016. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements in that any amount of tax benefit based on available evidence are not expected to be realized.

Note  9.     Commitments  and  Contingencies
--------     -------------------------------

A     Litigation
      ----------

The Company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  9.     Commitments  and  Contingencies  (Continued)
--------     -------------------------------

B     Employment  Agreements
      ----------------------

In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons which provided in part that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the Company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract upon the death of Mr. Lyons the Company amended its employment contract with the surviving widow and primary beneficiary of the Estate of Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the Company to pay the spouse $100,000 over a one year period commencing on the first month following her termination, from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement obligated the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract, the Company will record additional compensation at the greater of the market price of the Company stock or the guaranteed price stipulated in the contract. Effective October 29, 2001, Mrs. Lyons tendered her resignation and based upon the terms of her contract, severance expenses of $350,000 had been recorded in year 2001 with $308,000 included in accounts payable and accrued expenses at June 30, 2002. The compensation expense recorded in September, 2001 was comprised of $100,000 payable monthly for one year plus the value of 100,000 shares to be issued.

In January, 2000, the Company entered into two additional employment contracts, both for the duration of two years and provides that the Company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000, both of these employment contracts were amended to reflect upon termination from employment, these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the Company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee contract, the Company will record additional compensation at the greater of the market price of the Company stock or the guaranteed price stipulated in the contract.

The Company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer requiring the Company issue to each 100,000 shares of stock individually and 750,000 warrants to purchase additional common stock at $1.75 per shares, individually, in March 2002, 1,500,000 warrants to purchase additional common stock were cancelled
(Note 4). In June, 2002, the Board of Directors authorized the payment of officers compensation for each of the officers at $12,000 per month retroactive to October, 2001. Included in Selling, General and Administrative Expenses are $216,000 of salaries in regard to this arrangement for the six months ended June 30, 2002.

                        Read accountants' review report.

                        NUWAY ENERGY, INC. AND SUBSIDIARIES
                        -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  9.     Commitments  and  Contingencies  (Continued)
--------     -------------------------------

C     Foreign  Assets
      ---------------

The accompanying consolidated balance sheets for the period ended June 30, 2002, includes assets relating to the Company's slot machine operations in Peru and Colombia of $733,000 and $685,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed

Revenue  from  rental  operations  is  entirely  earned  in  Columbia  and Peru.

The  assets  of  the  oil  and  gas  operations,  which  aggregate approximately
$1,455,000 are entirely in Canada. All revenue from oil and gas is earned in Canada.

Approximately $300,000 of the Company's inventory of cigars is being stored in South America, awaiting instructions for delivery to the Miami distribution facility.

D     Lease  Commitment
      -----------------

As at June 30, 2002, all operating leases for corporate facilities are either short term leases or have expired and are being continued on a month to month basis.

E     Contractual  Commitment
      -----------------------

In February, 2002, the Company entered into an agreement with Avalon Capital, Inc. (AVA) whereby AVA will use its best efforts to find a merger candidate for the Company. If a merger is consummated within a year of introduction, AVA will be entitled a finders fee equal to 3% of the value of the aggregate number of shares outstanding after the merger, on a fully diluted basis.

Note  10     Impairment  Loss
--------     ----------------

In 2001, the Company recorded an impairment loss as a result of the obsolescence of parts used in the gaming equipment and reduction of values of the utility of the gaming equipment.

Note  11     Going  Concern
--------     --------------

The Company has accumulated net losses of $12,919,000 through June 30,
2002, and has a history of deficiency of operating cash flows and losses from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce current liabilities, reduce expenses, raise additional capital, and considering the sale of certain oil well assets to generate sufficient cash to sustain operating overhead. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.
                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  12     Operating  Segments
--------     -------------------


                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  12     Operating  Segments
--------     -------------------

                                    For  the  Six  Months  Ended  June  31,  2002
                              ---------------------------------------------------
                                      Cigar        Oil      Gaming
                           Total   Operations    & Gas     Equipment    Unallocated
                        ---------   ----------  ----------  -----------  -----------
   Revenues              $443,810   $45,908       $214,562     $183,340   $       -
                        ---------   ----------  ----------  ------------ -----------
        Cost & Expenses
       -----------------
        Cost of Product
          Sold              26,914     26,914           -             -           -
        Direct Overhead
          Cost             442,419     65,920       98,484      278,015           -
        Allocated
          Overhead Cost    713,389     51,450      240,465      205,474     216,000
        Depreciation &
          Depletion        233,674      3,602      211,009       13,863       5,200
        Expenses Assoc.,
          With Options,
           Warrants, and
            Stock Issued
             For Services  349,500          -            -            -     349,500
                         ---------   ---------- ----------  ------------ -----------

        Total Cost and
       -----------------
           Expenses      1,765,896    147,886      549,958      497,652     570,700
          ---------      ---------   ---------- ----------  ------------ -----------

        Operating
       ------------
          Income(Loss) ($1,322,086) ($101,978)  ($ 335,396)  ($314,012)  ($570,700)
          ------------   ---------   ---------- ----------  ------------ -----------

        Total Assets    $3,855,000   $515,000   $1,455,000  $1,418,000   $  467,000
        ==============  ==========  =========== ==========  ============ =============

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  12     Operating  Segments  (Continued)
--------     -------------------

                                      For  the  Six  Months  Ended  June  30,  2001
                                      ---------------------------------------------

                                      Cigar        Oil      Gaming
                          Total     Operations   &  Gas    Equipment   Unallocated
                        ---------- ----------- ----------- ---------- -------------

        Revenues         $337,493      $71,775  $       -    $265,718  $         0
                        ---------- ----------- ----------- ---------- -------------
        Cost & Expenses
       ------------------
        Cost of Product
          Sold              43,316     43,316           0          0            0
        Direct Overhead
          Cost             577,374     81,085           0    496,289            0
        Allocated
          Overhead Cost    766,772    163,070           0    603,702            0
        Depreciation and
          Depletion         50,869      5,202           0     42,167        3,500
        Asset Impairment
          Charges          347,071          0           0    347,071            0
                        ---------- ----------- ----------- ---------- -------------
        Total Cost and
        ----------------
           Expenses      1,785,402    292,673            0  1,489,229        3,500
           ---------    ---------- ----------- ----------- ---------- -------------

        Operating
        ----------
          Income(Loss)($1,447,909)  ($220,898)        ($0)($1,223,511)     ($3,500)
                        ---------- ----------- ----------- ---------- -------------

        Total Assets   $9,267,000   $ 687,000     $     -  $4,467,000   $4,114,000
                       =========== =========== =========== =========== =============

                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  13     Oil  and  Gas  Producing  Activities
--------     ------------------------------------

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

All amounts below, except for cost, acreage, wells drilled and present activities, relate to Canada. McDaniel & Associates Consultants Ltd., Independent consultants, provided oil and gas reserve data and the information relating to cash flows.

Estimated  net  quantities  of  proved  oil  and gas reserves at are as follows:

          Proved  reserves:
                                          Oil        Gas
                                        (bbls)     (mcf)
                                      ----------     ---------

            June  30,  2002            122,500        70,700
                                      ----------     ---------


          Proved  developed  reserves

            June  30,  2002            122,500        70,700
                                      ----------     ---------


                        Results of Oil and Gas Operations
                        ---------------------------------

          Income:
         Oil  Sales                                 $ 214,562
                                                    ----------

          Cost  and  expenses:
         Lease  operating  cost                        70,736
         Depletion,  depreciation  amortization       211,009
         Site  restoration  costs                      10,169
                                                    ----------

                                                      291,917
                                                    ----------

          Net  loss  from  operations               ($ 77,352)
                                                    ==========

          Capitalized cost of oil and gas activities:
           Acquisition  costs                      $  787,982
           Exploration                                314,827
           Development                                634,041


                        Read accountants' review report.

                       NUWAY ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------

Note  13     Oil  and  Gas  Producing  Activities  Continued
--------     ------------------------------------

         Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during The following period:


          Future  cash  inflows                                       $1,631,000
          Future  development  and  production  cost                     921,000
                                                                      ----------


                                                                         710,000
          Future  income  tax expense*                                         -
                                                                      ----------


          Future  net  cash flows                                        710,000
          10%  annual discount                                          (53,000)
                                                                      ----------


          Standardized  measure  of  discounted
            future  net  cash flows                                   $  657,000
                                                                      ==========


*Reflects total tax pools for the period to June 30, 2002 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, under-appreciated capital costs and earned depletion of $1,559,000.

Current prices used in the above estimates were based upon selling prices at the wellhead at January 1, 2002 less the historical quality and price differentials for each respective field as follows:

          Oil  -  Hardisty  Heavy  ($CDN./bbl)(In U.S. $)               $ 11.831
          Gas  -  Alberta  average  @ Field gate $CDN./Mmbm) (In US$)   $  3.458

Current cost was based upon estimates made by consulting engineers at December 31, 2001.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATION
---------

General
-------

     The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company has been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly owned subsidiaries in South and Central America. In 1994, the Company formed its Peruvian subsidiary, and in late 1995 the Company formed its Colombian subsidiary.

     As of June 30, 2002, the Company had approximately 538 machines under rental contracts in Peru and Colombia.

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

Future  trends
--------------

     Over the next four quarters, we intend to shift our business focus away from the gaming equipment and cigar industries, and toward the medical technology and healthcare services industries. The reason for this is the Board of Directors believes the healthcare sector represents a significant business opportunity for Nuway, and current management has the experience to take advantage of current market conditions in this sector. Accordingly, we have entered into two agreements with two companies operating in the healthcare industry, both of which we believe will be beneficial to enacting our new business plan. The first agreement, dated June 27, 2002, is with Camden Holdings, Inc., a diversified holding company with interests in many industries, including the healthcare industry. According to the terms of this agreement, we are to receive a financing of $250,000 in exchange for 1,000,000 shares of our restricted common stock. Shareholder consent was not required for the agreement. The second agreement, dated June 28, 2002, is an asset purchase agreement with Genesis Health Tech, Inc., a wholly-owned subsidiary of Camden Holdings. We intend to purchase a comprehensive database of healthcare providers throughout the U.S., in exchange for 666,667 shares of our restricted common stock. Both the Camden agreement and the Genesis agreement will result in one individual receiving 24% interest in our company. This agreement has been approved by the Board, and a majority of the stockholders have consented to the transaction. The closing of this transaction remains subject to our compliance with Regulation 14C of the Securities and Exchange Act of 1934, as amended, and NASDAQ regulations, including all requisite filings.

     We also intend to enter into a third agreement with Med Wireless, Inc., which has developed a number of wireless applications for the healthcare industry. These technologies are primarily based on allowing high-resolution transfer of diagnostic-quality images, including ultrasound, over the Internet and intranet networks. We intend to license the entire suite of products, and enter into two distribution agreements for the sale of these products once licensed. We have received approval for the general terms of the license agreement, and authorization for the officers to negotiate the final terms of a license agreement with Med Wireless, by a majority of the shareholders, such agreement to be subject to final approval of the terms by the Board. The general terms of the 15-year license agreement provide for the issuance of 33,000,000 shares of our restricted common stock, which will result in Med Wireless owning 44% of our outstanding shares after giving effect to the transaction. Two affiliated parties, each with minority interests in our company, also own minority interests in Med Wireless either directly or indirectly. The two parties combined control 52.3% of Med Wireless, although the two parties do not have any oral or written agreement to act in concert in any respect. After approval by the Board, the closing of this transaction will be subject to compliance with Regulation 14C and NASDAQ regulations, including all requisite filings.

     All transactions have been and continue to be conducted at arms-length terms, and all shares received were and will be valued at fair market price as determined by our trading price.

     We intend to divest ourselves of the gaming equipment and cigar industries when and if such opportunities arise which result in a transaction value that is beneficial to the company and its shareholders. Any such transaction will be conducted at arms-length and for fair value. We do not currently have any such transactions proposed or pending.

Results  of  Operations
-----------------------

The  six-month  period  ended  June 30, 2002 as compared to the six-month period
--------------------------------------------------------------------------------
ended  June  30,  2001
----------------------

     Revenues
     --------

     Revenues from the gaming equipment operations in Peru and Colombia for the six-month period ended June 30, 2002 decreased by $82,378 or 31%, to $183,140 from $265,718 for the comparable period in 2001. This decrease was the result of an overall weakness of the economy in South America, political changes and increased competition in the industry. The company also experienced the effects of government-mandated obsolescence in Peru, which required us to retire 523 machines from our inventory. We also significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from cigar sales for the six months ended June 30, 2002 were $71,775, a decrease of $25,867 or 36% for the same period in 2001. We also significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from our oil and gas operations for the six months ended June 30, 2002 was $214,562. The company did not have any oil and gas activities in the corresponding period in 2001.

     Capital  Expenditures
     ---------------------

     There were no capital expenditures for the gaming equipment operations for the six-month period ended June 30, 2002, which is equivalent to the capital expenditures of the same period ended 2001.

     Capital expenditures for the cigar business were zero for the six months ended June 30, 2002, as compared to zero for the six months ended June 30, 2001.

     Capital expenditures for the oil and gas business were zero for the six months ended June 30, 2002, as compared to zero for the six months ended June 30, 2001.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Selling, general, and administrative expenses incurred in the six months ended June 30, 2002 decreased $269,243 or 20%, to $1,074,903 from
$1,344,146 for the same period in 2001. This reduction is due to our reduction in marketing and advertising expenses for our cigar and gaming equipment industries, as well as our 10% reduction in staff in our Miami operations.

     Net  Profit  (Loss)
     -------------------

     Net loss for the six months ended June 30, 2002 was ($1,312,612), as compared to ($1,346,132) for the comparable period ended 2001, representing a decrease of $33,520 in net loss. This reduction is the result of our reduction of costs in selling, general and administrative expenses, discussed above.


     The  three-month  period ended June 30, 2002 as compared to the three-month
     ---------------------------------------------------------------------------
period  ended  June  30,  2001
 -----------------------------

     Revenues
     --------

     Revenues from the gaming equipment operations in Peru and Colombia for the three-month period ended June 30, 2002 decreased by $29,671 or 25%, to $87,712 from $117,383 for the comparable period in 2001. In addition to overall economic weakness in South America, increased competition and forced retirement of a number of our machines, this reduction was the result of significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from cigar sales the three months ended June 30, 2002 were $37,859, a decrease of $12,756 or 34% for the same period in 2001. This reduction was the result of our significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from our oil and gas operations for the three months ended June 30, 2002 was $70,740. The company did not have any oil and gas activities in the corresponding period in 2001.

     Capital  Expenditures
     ---------------------

     There were no capital expenditures for the gaming equipment operations for the three month period ended June 30, 2002, which is equivalent to the capital expenditures of the same period ended 2001.

     Capital expenditures for the cigar business were zero for the three months ended June 30, 2002, which is equivalent the capital expenditures of the same period ended 2001.

Capital expenditures for the oil and gas business were zero for the three months ended June 30, 2002, which is equivalent the capital expenditures of the same period ended 2001.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Selling, general, and administrative expenses incurred in the three months ended June 30, 2002 decreased $182,192 or 22%, to $642,903 from $825,095 for the same period in 2001. This reduction is due to our reduction in marketing and advertising expenses for our cigar and gaming equipment industries, as well as our 10% reduction in staff in our Miami operations.

     Net  Profit  (Loss)
     -------------------

     Net loss for the three months ended June 30, 2002 was ($666,814), or ($0.10) per share on a fully diluted basis, as compared to ($833,410), or ($0.20) per share on a fully diluted basis for the comparable period ended 2001, representing a decrease of $166,596, or $0.10 per share, in net loss. This reduction is the result of our reduction of costs in selling, general and administrative expenses, discussed above.

Liquidity  and  Capital  Resources
----------------------------------

     Cash and cash equivalents decreased approximately $92,899 to $9,725 at June 30, 2002 from $102,624 at March 31, 2001. The decrease is attributable to overhead expenditures higher than operating revenues, and the continued slow growth of the cigar operations and increase of oil and gas operations.

     The company has $55,623 outstanding in loans to companies controlled by related parties. Please refer to our discussion in note 3 to our financial statements. The notes are payable quarterly, and accrue interest at prime plus 1% (5.75% at June 30, 2002). The company anticipates full repayment of this loan by the end of 2002.

     The company has an outstanding loan of $40,000 to Jeffrey Felder, the current president of our cigar subsidiary, and formerly an officer of the company. The note was payable quarterly, and accrued interest at prime plus 1%, and matured on October 29, 2001, the termination date of the officer. The company anticipates full repayment of this note by the end of 2002.

     In December 2000, the company offered a private placement of $3,500,000 in principal amount of 6% Convertible Debentures, which are convertible into common stock at an exercise price of $1.75 per share. These debentures were due June 13, 2001, and were subsequently extended to December 13, 2001. $150,000 of these debentures remain unconverted and outstanding, with accrued interest of $9,000. These notes are currently under default, and the company is negotiating the terms of settlement with the noteholders. Please refer to our discussion in note  7  to  our  financial  statements.

Part  II
--------

Defaults  of  Senior  Securities
--------------------------------

     As of December 13, 2001, the company has been in default on its 6% convertible debentures. The current amount in default is $150,000, not including $9,000 of accrued interest due. Please refer to our discussion in "Management's Discussion and Analysis - Liquidity and Capital Resources," and
note  7  to  our  financial  statements.

Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------

The agreement with Genesis Health Tech, Inc. was submitted to and approved by a majority of the shareholders in final form in a written consent taken without a meeting, as permitted by Nuway's By-Laws, on June 28, 2002. The agreement with Med Wireless, Inc. has been submitted to and approved by a majority of the shareholders in general form on August 12, 2002.

Exhibits  and  Reports  on  Form  8-K
-------------------------------------

     Exhibits
     --------

3.1     Articles  of  Incorporation  (Delaware),  as  amended  (1)

3.2 Certificate of Merger Merging Repossession Auction, Inc. (Florida corporation) and Repossession Auction, Inc. (Delaware corporation)(1)

3.3     Bylaws  (1)

3.4     Certificate  of  Amendment  to  Certificate  of  Incorporation  (1)

4.1     Form  of  publicly  traded  Warrant  Agreement  (1)

4.2     Form  of  private  warrant  dated  December  12,  2000  (1)

4.3     Form  of  6%  Convertible  Debenture  dated  December  14,  2000  (1)

4.4     Form  of  Amendment  to  6%  Convertible  Debenture  (1)

4.5     Amendment  to  Publicly  Traded  Warrant  (1)

10.1    Share  Purchase  Agreement  with  Camden  Holdings, dated June 27, 2002

15.1     Letter  on  unaudited  interim  financial  statements  (2)

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1) Previously filed on Form 10-KSB for the fiscal year ended December 31, 2001.

(2)     Incorporated  into  financial  statements  filed  herein.


Forms  8-K
----------

Financial statements representing a preliminary balance sheet for the quarter ended March 31, 2002 were filed on May 6, 2002 on Form 8-K in compliance with NASDAQ requirements.


Signatures
----------

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NuWay  Energy,  Inc.



Date:  August  15,  2002            /s/  Dennis  Calvert
                                   ------------------------------
                                   By:     Dennis  Calvert
                                           President



Date:  August  15,  2002            /s/  Joe  Tawil
                                   ------------------------------
                                    By:     Joe  Tawil
                                    Acting  Chief  Financial  Officer
                                    and  Chief  Accounting  Officer