Form 10QSB
period 2002-09-30
NUWAY ENERGY INC
filed 2002-11-19
CIK 880242

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  SEPTEMBER  30,  2002

    [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  transition  period  from  _____________  to  ______________.

                         Commission File Number 33-43423

                               NUWAY MEDICAL, INC.

                     Formerly known as (NUWAY ENERGY, INC.)
                          ----------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              DELAWARE                                       65-0159115
     ---------------------------------                 ---------------------
        (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                   Identification No.)

                       23461 South Pointe Drive, Suite 200
                             Laguna Hills, CA 92653
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (949) 454-9011
                           ---------------------------
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]                No  [  ]


Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 16,005,005 shares of common stock, $0.00067 par value per share.

     NUWAY  MEDICAL,  INC.  AND  SUBSIDIARIES
     ----------------------------------------

     REVIEW  REPORT
     --------------

     AS  OF  SEPTEMBER  30,  2002
     ----------------------------

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------

                                    CONTENTS
                                    --------






ACCOUNTANT'S  REVIEW  REPORT                                    1

CONSOLIDATED  BALANCE  SHEETS  AS  OF  SEPTEMBER  30,  2002
  AND  DECEMBER  31,  2001                                      2

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'
  EQUITY  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
  AND  THE  YEAR  ENDED  DECEMBER  31,  2001                    3

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  AND
  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001          4

CONSOLIDATED  STATEMENTS  OF  CASH FLOWS FOR THE NINE MONTHS
   ENDED  SEPTEMBER  30,  2002  AND  2001                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER
 30, 2002 AND DECEMBER  31,  2001                               6-21

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------



To  the  Board  of  Directors  of:
NuWay  Medical,  Inc.  and  Subsidiaries


We have reviewed the accompanying consolidated balance sheets of NuWay Medical, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the nine months ended September 30, 2002, in accordance with the Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NuWay Medical, Inc.

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

Shubitz  Rosenbloom  &  Co.,  P.A.




Miami,  Florida
November  15,  2002

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          -----------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
             ------------------------------------------------------

                                     ASSETS
                                     ------

                                                    SEPTEMBER  30,   DECEMBER  31,
                                                        2002              2001
                                                       ------          --------


CURRENT ASSETS
       CASH AND CASH EQUIVALENTS                         $8,902     $   440,827
  ACCOUNTS RECEIVABLE, NET OF
   $25,000 OF ALLOWANCE FOR DOUBTFUL ACCOUNTS           174,015         234,054
  INVENTORY                                             150,000         475,291
  NOTES RECEIVABLE OFFICERS AND AFFILIATES,
    CURRENT PORTION                                      59,623               -
  PREPAID EXPENSES AND OTHER CURRENT ASSETS              28,282         156,958
                                                      ---------     -----------
      TOTAL CURRENT ASSETS                              420,822       1,307,130
                                                      ---------     -----------
PROPERTY EQUIPMENT AND  INTANGIBLE ASSETS, NET        6,989,639       2,360,135
                                                      ---------     -----------
OTHER ASSETS
  ACCOUNTS RECEIVABLE LONG-TERM, NET OF ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $200,000 IN 2002 AND
   $150,000 IN 2001                                     373,000         450,000
  DEPOSITS                                                   -           26,693
  NOTES RECEIVABLE - OFFICERS AND AFFILIATES
    NET OF CURRENT PORTION                                   -          440,000
  OTHER ASSETS                                           13,790           6,374
                                                      ---------     -----------
           TOTAL OTHER ASSETS                           386,790         923,067
                                                      ---------     -----------
TOTAL ASSETS                                        $ 7,797,251      $4,590,332
                                                      =========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------

CURRENT  LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $   773,754      $  985,776
  DEBENTURES PAYABLE                                    150,000       2,400,004
  NOTE PAYABLE SUMMITT VENTURES, INC.                 1,120,000               -
                                                      ---------     -----------
        TOTAL CURRENT LIABILITIES                     2,043,754       3,385,780
                                                      ---------     -----------
COMMITMENTS AND CONTINGENCIES                                 -               -
                                                      ---------     -----------
          TOTAL LIABILITIES                         $ 2,043,754       3,385,780
                                                      ---------     -----------

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.00067 PAR VALUE 100,000,000
    SHARES AUTHORIZED, 16,049,905 SHARES ISSUED
    16,005,005 SHARES OUTSTANDING AND 44,900 SHARES
    HELD AS TREASURY STOCK                              10,752            3,402
  ADDITIONAL PAID-IN CAPITAL                        20,497,722       15,137,225
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)    (   595,829)     (   544,539)
  RETAINED EARNINGS (DEFICIT)                      (14,032,144)     (13,264,532)
  TREASURY STOCK, AT COST                          (   127,004)     (   127,004)
                                                      ---------     -----------
          TOTAL STOCKHOLDERS' EQUITY                 5,753,497        1,204,552
                                                      ---------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 7,797,251      $ 4,590,332
                                                    ===========     ===========


       READ ACCOUNTANTS' REVIEW REPORT AND NOTES TO FINANCIAL STATEMENTS.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ------------------------------------
                 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                -------------------------------------------------

                           Common Stock
                         ------------------              Accumulated
                          Number     Par     Additional    Other         Retained             Comprehensive
                            of       Value    Paid-In    Comprehensive   Earnings    Treasury     Income
                          Shares    $.00067    Capital   Income (Loss)   (Deficit)    Stock        (Loss)
                          --------- ------- ----------- -------------- ----------- ---------- --------------
 BALANCE JANUARY 1,
  2001                    4,225,000 $ 2,831 $13,796,612 ($ 560,326)    ($6,612,099)  $  5,235  $       -

 ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS           -       -           -     15,787           -            -        15,787

 STOCK ISSUED FOR
  SERVICES                  187,500     126     405,524         -            -            -            -

 REPRICING ON VARIABLE
  OPTION PLAN                    -       -   (  230,460)        -            -            -            -

TREASURY STOCK                   -       -           -          -            -        121,769          -

CONVERSION OF
  DEBENTURES                666,283     446   1,165,549         -            -            -            -

NET (LOSS) FOR THE
  YEAR ENDED
  DECEMBER 31, 2001             -       -         -             -     ( 6,652,433)        -     (6,652,433)
                          --------- ------- ----------- -------------- ----------- ---------- --------------
BALANCE DECEMBER 31,      5,078,783   3,403  15,137,225   (544,539)   (13,264,532)    127,004
  2001

COMPREHENSIVE (LOSS)
  FOR THE YEAR
  ENDED DECEMBER 31,
  2001                                                                                        $(6,636,646)
                                                                                              =============
STOCK ISSUED FOR
  SERVICES                1,368,552     917    644,081         -            -            -           -

CONVERSION OF
   DEBENTURES             1,332,570     893  2,331,705          -            -            -           -

CANCELLATION OF
  WARRANTS                    -          -  (1,659,750)         -       1,659,750         -           -

ADDITIONAL SUBSCRIPTION
  RECEIVABLE              1,000,000     670    249,330          -            -            -           -

STOCK ISSUED FOR
  SOFTWARE                  670,000     447    299,553          -            -            -           -

STOCK ISSUED FOR
  ASSETS OF MED-
  WAREHOUSES, INC.        6,600,000   4,422  3,495,578

ADJUSTMENT FOR FOREIGN
  CURRENCY TRANSACTIONS       -          -          -    (  51,290)                            (   51,290)

NET (LOSS) FOR THE NINE
  MONTHS ENDED SEPTEMBER
  30, 2002                    -          -          -           -     ( 2,427,362)         -   (2,427,362)
                          --------- ------- ----------- -------------- ----------- ---------- --------------
BALANCE SEPTEMBER 30,
  2002                   16,049,905 $10,752 $20,497,722  ($595,829)   $(14,032,144) $ 127,004
                         ========== ======= =========== ============== ============ ==========
COMPREHENSIVE INCOME
  (LOSS) FOR THE NINE
  MONTHS ENDED SEPTEMBER 30
   $(2,478,652)
                                                                                             ==============

       Read accountant`s review report and notes to financial statements.
                                       3

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------



                                      THREE  MONTHS  ENDED      NINE  MONTHS  ENDED
                                      --------------------      -------------------
                                          SEPTEMBER  30,           SEPTEMBER  30,
                                          -------------            --------------

                                        2002      2001         2002        2001
REVENUE
   RENTAL INCOME                      $62,318   $109,034     $245,658     $374,792
   SALES OF CIGARS                     39,322     50,995       85,230      122,770
   OIL SALES                           83,965          -      298,527            -
                                      -------   --------     --------     --------
       TOTAL REVENUES                 185,605    160,029      629,415      497,562
                                      -------   --------     --------     --------
COST AND EXPENSES

   SELLING, GENERAL & ADMINISTRATION  559,100  1,343,890    1,634,003    2,688,076
DEPRECIATION, DEPLETION AND
 AMORTIZATION                          84,346     36,686      318,020       87,555
   COST OF CIGAR SALES                321,994     34,628      348,908       77,944
   EXPENSES ASSOCIATED WITH
    STOCK ISSUED FOR SERVICES         295,500          -      645,000            -
   OIL AND GAS LEASE OPERATING COST     33,656         -       104,392           -
   SITE RESTORATION COSTS                3,851         -        14,020           -
   IMPAIRMENT CHARGES                        -         -             -     347,071
                                      -------   --------     --------     --------
       TOTAL COST AND EXPENSES       1,298,447  1,415,204    3,064,343   3,200,646
                                      -------   --------     --------     --------
OPERATING INCOME (LOSS)             (1,112,842)(1,255,175)  (2,434,928)  (2,703,084)
                                      -------   --------     --------     --------
OTHER INCOME (EXPENSES)

   INTEREST INCOME                          92     23,352        7,566      125,129
                                       -------   --------     --------     --------
          NET OTHER INCOME (EXPENSES)       92     23,352        7,566      125,129
                                      -------   --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES  (1,112,750) (1,231,823) (2,427,362)   (2,577,955)
                                      -------   --------     --------     --------
INCOME TAXES (PROVISION) BENEFIT            -           -           -             -

NET INCOME (LOSS)                 ($1,112,750)($1,231,823)($2,427,362)  ($2,577,955)
                                   ==========   =========   =========     ==========
EARNINGS (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT BASIC
   AND FULLY DILUTED

 COMMON SHARE EQUIVALENT
   OUTSTANDING                     9,999,062    4,214,683  7,437,069      4,219,294
                                   ==========   =========   =========     ==========
       NET INCOME (LOSS)
         PER SHARE              $  (     .11) $ (     .29)$(      .33)   $(     .61)
                                   ==========   =========   =========     ==========





       Read accountant`s review report and notes to financial statements.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                -----------------------------------------------------

                                                                                      2002       2001
                                                                                  ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                                              ( 2,427,362) ($2,577,955)
  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION, DEPLETION AND AMORTIZATION                                        318,020       87,555
     ISSUANCE OF STOCK FOR SERVICES & INTEREST                                       727,582            -
     ASSET IMPAIRMENT CHARGES                                                              -      347,071
     (GAIN) LOSS ON SALE OF ASSET                                                          -       14,936
     AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS                                          -       48,370

    CHANGES IN ASSETS - (INCREASE) DECREASE:
    ACCOUNTS RECEIVABLE                  137,039
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                        128,676       4,377
     INVENTORY OF CIGARS                                                              325,291      23,700
    CHANGES IN LIABILITIES - INCREASE (DECREASE):
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       (   212,002)     500,550
                                                                                 ------------ ------------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                                                 ( 1,002,756  ( 1,372,679)
                                                                                 ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  INVESTMENT IN OIL AND GAS VENTURE                                                        -  (1,530,582)
  PROCEEDS ON SALE OF FIXED ASSETS                                                    33,802     152,561
  FIXED ASSETS INCREASE AND OTHER                                                (    61,335) (   44,894)
  OTHER ASSETS                                                                        19,277  (  112,432)
                                                                                 -----------  -----------
    NET CASH PROVIDED BY (USED IN)INVESTING
    ACTIVITIES                                                                   (     8,256)  (1,535,347)
                                                                                 ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS ON SALE OF SECURITIES                                                     250,000            -
  ACQUISITION OF TREASURY STOCK                                                            -   (  120,000)
  REDUCTION OF STOCKHOLDER LOANS                                                     380,377            -
                                                                                 ----------- ------------
    NET CASH (USED IN) FINANCING ACTIVITIES                                          630,377   (  120,000)
                                                                                 ----------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                (   51,290)      40,354
                                                                                 ------------ -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (   431,925) ( 2,987,672)

CASH AND CASH EQUIVALENTS - BEGINNING                                                440,827    4,422,715
                                                                                 ------------ ------------
CASH AND CASH EQUIVALENTS - ENDING                                                    $8,902  $ 1,435,043
                                                                                 ============ ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:


CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                                       $         -  $     6,460

  INCOME TAXES, FOREIGN                                                          $         -  $         -


CONVERSION OF DEBENTURES TO CAPITAL                                              $ 2,250,004  $         -
                                                                                 ============ ============
ISSUANCE OF STOCK FOR CAPITALIZED ASSETS
  SOFTWARE COSTS                                                                 $    300,000 $         -
                                                                                 ============ ============
  LICENSE RIGHTS MED-WIRELESS, INC.                                              $  4,620,000 $         -
                                                                                 ============ ============
INCREASE OF DEBT FOR MED-WIRELESS LICENSE RIGHTS                                 $  1,120,000 $         -
                                                                                 ============ ============



        Read accountant`s review report and notes to financial statement.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------   ----------------------------------------------

     A     BUSINESS  AND  ORGANIZATION
           ---------------------------

          In July 2002 Nuway Energy, Inc. (formerly known as Latin American Casinos, Inc.) changed its name to Nuway Medical, Inc. The company intends to change its focus to pursue opportunities in the Medical Technology and Health-Care services business. In that regard the company is considering divesting itself of the gaming industry and cigar operations in the future. At present no firm committment has been made to discontinue these operations. In September 2002 the company filed Schedule 14c information with the Securities and Exchange Commission. The document indicates a majority of the stockholders concurred with among other items, the corporate name change, the approval of the exclusive license and assignment agreement with Med Wireless, Inc., as discussed below, and the approval to amend the corporate charter to increase the authorized common stock from 15,000,000 shares to 100,000,000 shares, and to authorize the issuance of up to 25,000,000 shares of preferred stock, whose terms are to be defined at the time of their issuance. NuWay Medical, Inc. (formerly Nuway Energy, Inc.) is a Delaware corporation incorporated on September 19, 1991.

          In 1994, the Company entered in the gaming and casino business, primarily in Peru and other Latin American countries renting casino type slot machines.

          In 1994, the Company formed a Peruvian subsidiary; in 1995, the Company formed a Colombian subsidiary and in 1997, the Company formed a subsidiary in Nicaragua that are in the gaming and casino business in Latin America (See Note 9C). The operations include the renting of casino slot machines as well as other gaming equipment to casino operators. The Company had originally acquired in total approximately 8,000 slot machines and related parts. It had been the Company's policy to capitalize all cost necessary to place the equipment on rental which included transportation, duty and refurbishing costs. In year 2001, as a result of deteriorating market conditions and obsolescence of the slot machines and a mandate by the Peruvian Government, a valuation of all gaming equipment was performed and as a result as further discussed in note 2, an asset impairment charge was recorded.

          In September 1997, the Company incorporated World's Best Rated Cigar Company (World) as a wholly owned subsidiary of NuWay Medical, Inc. to distribute quality cigars. Is was originally intended that the Company would market premium cigars at "off price", and would acquire quality cigars from six South American producers and market them through large retail chains, initially on a consignment basis. The cigar operations have been slower than originally anticipated and as at September 31, 2002, the Company had expended approximately $1,186,000 in regard to the cigar operations. Such expenditures have been included in the accompanying consolidated financial statements as follows:



      CASH AND CASH EQUIVALENTS                      $                               -
      ACCOUNTS RECEIVABLE                                                            -
      PREPAID AND OTHER CURRENT ASSETS                                               -
      INVENTORY                                                                150,000
      FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                             30,000
      OTHER ASSETS                                                                   -
      AGGREGATE ACCUMULATED DEFICIT                                          1,006,000
                                                     ---------------------------------

        TOTAL INVESTMENT                             $                       1,186,000
                                                     =================================




                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------  ----------------------------------------------

          In the year 2001,the Company incorporated NuWay Resources, Inc., a Nevada Corporation and NuWay Resources of Canada, Ltd., a Canadian Company, both wholly owned subsidiaries of NuWay Medical, Inc. These corporations were formed to pursue opportunities in the oil and gas exploration industry, with its principal activity in the exploration, development and product of oil and gas properties in Western Canada.

          In June,2002, the Company acquired medical software from Camden Holdings, Inc., an affiliate, for 670,000 shares of stock valued at approximately $.45 per share. That affiliate subscribed to an additional 1,000,000 shares of stock at $.25 per share. In July 2002 the company acquired fifteen-year licensing rights from Med Wireless, Inc. a company affiliated to a principal stockholder of NuWay Medical, Inc. The acquisition obligated the company to issue 6,600,000 shares of stock valued at $3,500,000 plus assumed a note payable to Summitt Ventures, Inc for $1,120,000. The note requires monthly interest, computed at 10% per annum. The note and all accrued interest is due June 15, 2003. The licensing agreement includes software applications that allow high resolution transfer of diagnostic quality images, including Ultra Sound, over the Internet and Internet network. As of September 30, 2002 the company has not commenced operations in the medical imaging business.

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







                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------   ----------------------------------------------

     D     OIL  AND  GAS  OPERATIONS
           -------------------------

          Substantially all of the Company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the financial statements reflect only the Company's proportionate interest in such activities.

          The net carrying cost of the Company's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowance, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year-end prices that are not escalated or discounted. For Canadian, GAAP future net revenues are undiscounted, whereas for U.S. GAAP, future net revenues are discounted at 10%. In conducting its ceiling test evaluation, the Company followed generally accepted accounting standards which provided for a two-year exemption from write-down where the purchase price of reserves had been determined on a basis which provided a higher amount than the ceiling test value, and where the excess was not considered to represent a permanent impairment in the ultimate recoverable amount. If the two-year exemption had not been used, the Company would have taken a write-down of $692,000 based on prices at September 30, 2001 of $19.64 per bbl of heavy oil and $2.68 per Mmbtu of gas. The Company qualified for the exemption in connection of its acquisitions of resource properties in August and September of 2001.

          Ceiling test calculations are based on the Company's reserve report prepared annually, on December 31, by McDaniel & Associates Consultants, LTD. and do not reflect current prices which at September 30, 2002 were $19.64 per bbl of heavy oil and $2.68 per mmbtu for gas.

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


                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-------    ----------------------------------------------

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

          In regard to the oil and gas operations, revenue on its working and royalty interest properties is recognized in the period the oil and gas are sold. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and collection is reasonably assured. Under the carried interest agreements, the Company records oil and gas revenues net of operating and capital cost incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production.

     F    STATEMENT  OF  CASH  FLOWS
          --------------------------

          For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     G    INCOME  (LOSS)  PER  COMMON  SHARE
          ----------------------------------

          Basic earnings per common share and common share equivalents were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share was calculated based on the assumption that the increase in the number of common shares assumed outstanding on conversion of debentures and excise of options and warrants are reduced by the number of common shares that are assumed to be purchased with the proceeds from the exercise of the options and warrants. During 2001 and 2002 all warrants, stock options and underwriter's options (Notes 4, 5, 6) were anti-dilutive, and excluded from the computation of basic and diluted earning (loss) per share.

          In the future, if all the convertible debt, warrants, stock options and underwriting options were exercised or converted, future earnings per share could be diluted by 2,713,359 additional shares as follows:



        PUBLICLY TRADED OPTIONS                1,725,000
        PRIVATE WARRANTS                         300,000
        INVESTMENT BANKER WARRANTS               225,000
        INCENTIVE STOCK OPTIONS                  372,500
        DEBENTURES INCLUDING ACCRUED INTEREST     90,857
                                               ---------

                                               2,713,357
                                               =========



                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-------    ----------------------------------------------

     H     SIGNIFICANT  CONCENTRATION  OF  CREDIT  RISK
           --------------------------------------------

          The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled $9,000 and $238,000 as of September 30, 2002 and December 31, 2001 for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal deposit insurance.

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

     K    INVENTORIES
          -----------

          Inventory of cigars and related material are stated at the lower of average cost or market. The Company has in excess of one-year supply of cigar inventory but believes it can sell the entire inventory within one year. In that regard, the company sold all its cigars that were being stored in South America aggregating $300,000 in one bulk sale and recorded a loss of $150,000 on the sale. Based on anticipated future sale the company recorded an additional inventory write down on the remaining inventory of $120,000 to adjust the inventory to the lower of cost or realizable market value.

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


                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  1    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-------    ----------------------------------------------

     M     ADVERTISING
           -----------

          The Company expenses all advertising cost as incurred. Included in the statement of operations is approximately $2,600 and $100,000 advertising expense charged to operations for the six months ended September 30, 2002 and 2001, respectively. Substantially all advertising expenses incurred in year 2001 were paid with barter transactions at published costs. Barter transactions were terminated in 2001.

NOTE  2.  PROPERTY  AND  EQUIPMENT
--------  ------------------------


          PROPERTY  AND  EQUIPMENT  ARE  SUMMARIZED  AS  FOLLOWS:

                                            SEPTEMBER  30, DECEMBER31,
2001
                                            -------------  ------------

    LICENSING AGREEMENT FROM
      MED WIRELESS, INC. (SEE NOTE 1)       $4,620,000       $        -
    SOFTWARE COSTS (SEE NOTE 1)                300,000                -
    EXPLORATION AND DEVELOPMENT EQUIPMENT      994,185          933,624
    OIL & GAS PROPERTIES AT COST               757,928          752,067
    LAND & BUILDING (SEE NOTE 10)               35,000           35,000
    RENTAL EQUIPMENT(SEE NOTE 10)              903,115        1,039,008
    FURNITURE, FIXTURES & OFFICE EQUIPMENT     139,855          151,818
    TRANSPORTATION EQUIPMENT                         -            2;862
                                            ----------     ------------

                TOTAL                        7,750,083        2,914,379

    LESS:  ACCUMULATED DEPRECIATION            760,444          554,244
                                            ----------     ------------

    PROPERTY AND EQUIPMENT - NET           $6,989,639      $2,360,135
                                           ===========     ============

    THE ESTIMATED USEFUL LIVES
     OF PROPERTY AND EQUIPMENT,
     ARE AS FOLLOWS:

      RENTAL EQUIPMENT                                    5-7 YEARS
      SPECIAL USE BUILDINGS                                10 YEARS
      COMMERCIAL BUILDINGS                                 30 YEARS
      FURNITURE, FIXTURES AND OFFICE EQUIPMENT            5-7 YEARS
      TRANSPORTATION EQUIPMENT                              5 YEARS



          The licensing agreement and software cost have not been depreciated or amortized inasmuch as the operations have not commenced.

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


                        Read accountant`s review report.
                                           11

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  2.  PROPERTY  AND  EQUIPMENT  (CONTINUED)
--------  ------------------------

          Rent expense for the nine months ended September 30, 2002 and 2001 were $130,000 and $167,000, respectively.

NOTE  3.  NOTES  RECEIVABLE  -  STOCKHOLDERS  AND  AFFILIATES
--------  ---------------------------------------------------

          In October, 2001 the Company advanced loans to two companies controlled respectively by the then Chief Operating and Economic Officer in the aggregate amount of $400,000 which was due in October, 2006. Interest on these notes are payable quarterly and computed at the prime rate plus 1%. These notes have been reduced to $19,623 at September 30, 2002 and are anticipated to be either repaired or considered compensation by year-end. Accordingly these notes have been classified as a current asset in the accompanying financial statements.

          In  June,  2001  the Company advanced $40,000 to another officer. This note is due on the earlier of the officer's termination or June, 2002 and is repayable as reductions of severance arrangements included in his employment contract (See Note 9B). Interest is payable quarterly and calculated at the prime rate plus 1%. In September, 2002 the officer terminated his services and an accrual was recorded for severance pay of $40,000, as further discerned in Note 9B.

NOTE  4.  WARRANTS  AND  OPTIONS  AND  STOCK  ISSUED  FOR  SERVICES
--------  ---------------------------------------------------------

          As of June 30, 2002, the Company has outstanding 1,725,000 five year publicly traded warrants that were issued as part of the Company's initial public offering to purchase one share of the Company's common stock at an exercise price of $3.00 by December 11, 2003. In December 2000, the board of directors authorized the issuance of an additional 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of the issuance of the private warrants and 200,000 shares of restricted stock were issued to executives of the corporation. Compensation was recorded on the arrangement equal to the market value of he restricted stock, $350,000. The remaining warrants, 1,800,000 were issued in connection with service rendered by several individuals and entities and were valued at $1,991,700 using the Black-Scholes Options pricing model assuming a 5% interest rate and high volatility to underlying stock prices. The 1,500,000 warrants issued to the executives were valued at the intrinsic value in accordance with APB 25 at $1,620,000. (See Note 6). In year 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000, were cancelled and approximately $1,660,000 of previously recorded expenses that was recorded in year 2000 was adjusted against retained earnings and paid-in-capital, accordingly.

          In year 2001, the Company issued or was committed to issue 187,500 shares of stock for services. Expenses were recorded based on the value of the stock, which ranged from $2.51 per share to $1.98 per share, for a total consideration of $405,524. In year 2002, a total of 1,368,552 shares of stock were issued for services. These shares were recorded at the closing price at date of issue, which ranged from $.25 to $.55 and aggregated $645,000.


                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

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


                        Read accountant`s review report.
                                      13

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  6.  INCENTIVE  STOCK  OPTION  PLAN  (CONTINUED)
--------  ------------------------------

          INCENTIVE  STOCK  OPTIONS  OUTSTANDING
          --------------------------------------



                                              AMOUNT     PRICE PER SHARE
                                              ---------- ---------------
    OPTIONS OUTSTANDING AT JANUARY 1, 2000    982,500         $1.00
    ADDITIONAL OPTIONS ISSUED                     35,000         $1.06
    ADDITIONAL OPTIONS ISSUED                     80,000         $1.75
    OPTIONS LAPSED                            (   75,000)        $1.00
    OPTIONS EXERCISED                         (  650,000)        $1.00
                                              ----------- -------------
    OPTIONS OUTSTANDING AT DECEMBER 31, 2001     372,500
                                              =========== =============
      AND SEPTEMBER 30, 2002



          All outstanding warrants and non-qualified options and incentive stock options were exercisable at September 30, 2002.

          The following table shows the years in which all of the Company's options and warrants (as discussed in Notes 4, 5 and 6) will expire:

                                                         WEIGHTED
                                                         AVERAGE
                                         NUMBER OF       EXERCISE
                         RANGE           SHARES          PRICE
                        ---------------- ----------- --------------
 YEAR ENDED DECEMBER 31    LOW    HIGH
                        ------- -------- ----------- --------------

2003                     $3.00  $3.00      1,725,000        $3.00
2002                      1.00   1.00        172;500         1.00
2003                      1.00   1.00        310,000         1.00
2004                         -      -              -            -
THEREAFTER                1.06   1.75        415,000         1.74
                                           ---------
    TOTAL                                  2,622,500
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


                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  7.  DEBENTURES
--------  ----------

          In December, 2000, the Company, through a private placement, issued $3,500,000 principle amount of 6% Convertible Debentures. These debentures were due June 13, 2001, which had been subsequently extended to December 13, 2001, and are Convertible into common stock at an exercise price of $1.75 per share. The Company incurred approximately $64,500 of costs in regard to this private placement and the debt issuance costs were amortized over the life of the debentures. Included as part of selling general and administration expenses in the statement of operations for the nine months ended September 30, 2001 is $48,375 amortization of deferred debt issuance cost. The interest on the debentures is payable either in cash or in additional shares of common stock, at the discretion of the Company. The conversion price of the debentures was determined by the approximate market value of the common stock at the date of issuance.

          Prior to December 31, 2001, approximately $1,100,000 of debenture holders converted their debentures into common stock for the value of their debentures and the accrued interest of $66,000. At December 31, 2001, included in accounts payable was $144,000 of accrued interest on these debentures. Through September 30, 2002 an additional $2,250,000 of debentures holder's converted their debentures into Company stock for the value of their debentures and accrued interest of $132,000. At September 30, 2002, included in accounts payable is $9,000 of accrued interest on the remaining debentures payable.

NOTE  8.  PROVISION  OF  INCOME  TAXES
--------  ----------------------------

          As of September 30, 2002, the Company had available for income tax purposes unused net operating loss carry forwards which may provide future tax benefits of $13,093,000 expiring through the year 2016. No valuation allowance has been provided for unremitted foreign profits. No provision had been provided for deferred taxes in the accompanying financial statements in that any amount of tax benefit based on available evidence are not expected to be realized. Some of the net operating loss may have been reduced or eliminated due to the significant change in corporate ownership.

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES
--------  -------------------------------

     A    LITIGATION
          ----------

          The Company is a defendant from time to time on claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.


                        Read accountant`s review report.
                                       15

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------  -------------------------------

     B    EMPLOYMENT  AGREEMENTS
          ----------------------

          In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons which provided in part that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the Company which results in the discharge of Mr. Lyons, he would be entitled to 200% of the balance of payments remaining under the contract upon the death of Mr. Lyons the Company amended its employment contract with the surviving widow and primary beneficiary of the Estate of Lloyd Lyons, where-in the salary continuation clause included in his contract was replaced with a severance arrangement which requires the Company to pay the spouse $100,000 over a one year period commencing on the first month following her termination, from her employment with the Company and upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement obligated the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Upon termination of the employee contract, the Company will record additional compensation at the greater of the market price of the Company stock or the guaranteed price stipulated in the contract. Effective October 29, 2001, Mrs. Lyons tendered her resignation and based upon the terms of her contract, severance expenses of $350,000 had been recorded in year 2001 with $308,000 included in accounts payable and accrued expenses at September 30, 2002. The compensation expense recorded in September, 2001 was comprised of $100,000 payable monthly for one year plus the value of 100,000 shares to be issued. The Company has not paid the severance requirement, as discussed, and is considering its legal options to void the contract.

          In January, 2000, the Company entered into two additional employment contracts, both for the duration of two years and provides that the Company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000, both of these employment contracts were amended to reflect upon termination from employment, these individuals will be entitled to nine months of compensation and will receive in the aggregate 35,000 shares of common stock which the Company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale and $105,000, regardless of the term the employees hold such shares. Upon termination of the employee contract, the Company will record additional compensation at the greater of the market price of the Company stock or the guaranteed price stipulated in the contract. One of the officers resigned in the quarter ended September 30, 2002. The Company recorded an accrual for severance pay equal to the amount due from the officer on a note (See Note 3). The Company is considering legal action, if necessary, to void the remaining clauses in his contract.

          The Company entered into two additional one-year employment agreements with the Chief Operating Officer and the Chief Executive Officer requiring the Company issue to each 100,000 shares of stock individually and 750,000 warrants to purchase additional common stock at $1.75 per shares, individually, in March 2002, 1,500,000 warrants to purchase additional common stock were cancelled (Note 4). In June, 2002, the Board of Directors authorized the payment of officer's compensation for each of the officers at $12,000 per month retroactive to October, 2001. Included in Selling, General and Administrative Expenses are $242,000 of salaries in regard to this arrangement for the nine months ended September 30, 2002. These individuals have resigned their positions.

                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  9.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------   -------------------------------

     C     FOREIGN  ASSETS
           ---------------

          The accompanying consolidated balance sheets for the period ended September 30, 2002, includes assets relating to the Company's slot machine operations in Peru and Colombia of $730,000 and $588,000 respectively. Although these countries are considered politically and economically stable, it is possible that unanticipated events in foreign countries could disrupt the company's operations. In that regard, the company was informed that in Peru an excise tax has been instituted effective October 1, 1996, on the leases of gaming equipment. The company with others in the industry negotiated with the appropriate governmental agencies and have had the excise tax significantly curtailed

          Revenue from rental operations is entirely earned in Columbia and Peru.

          The assets of the oil and gas operations, which aggregate approximately $1,330,000 are entirely in Canada. All revenue from oil and gas is earned in Canada.

     D    LEASE  COMMITMENT
          -----------------

          As at September 30, 2002, all operating leases for corporate facilities are either short-term leases or have expired and are being continued on a month-to-month basis.

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

     F    CONSULTING  AGREEMENT
          ---------------------

          In September, 2002 the Company entered into an agreement with a consultant to provide assistance in implementing its medical business strategy related to its shift in business focus to the medical technology and healthcare industries. The arrangement obligates the Company to issue 125,000 of stock for past consultations and $15,000 per month for twelve months during the duration of the contract. The arrangement can be terminated by either party with fifteen days written notice.

NOTE  10  IMPAIRMENT  LOSS
--------  ----------------

          In 2001, the Company recorded an impairment loss as a result of the obsolescence of parts used in the gaming equipment and reduction of values of the utility of the gaming equipment.


                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------


NOTE  11  GOING  CONCERN
--------  --------------

          The Company has accumulated net losses of $14,032,144 through September 30, 2002, and has a history of deficiency of operating cash flows and losses from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce current liabilities, reduce expenses, raise additional capital, and considering the sale of certain oil well assets to generate sufficient cash to sustain operating overhead. In addition, the Company is exploring other business ventures they anticipate will be profitable. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE  12  OPERATING  SEGMENTS
--------  -------------------


                                    FOR  THE  NINE MONTHS ENDED SEPTEMBER 30, 2002
                              ----------------------------------------------------
                                      CIGAR        OIL      GAMING
                           TOTAL   OPERATIONS    & GAS     EQUIPMENT   UNALLOCATED
                           ------- ----------  ---------  ----------   -----------
        REVENUES         $ 629,415  $  85,230   $298,527  $  245,658   $        -

        COST & EXPENSES

        COST OF PRODUCT
          SOLD*            348,908    348,908          -           -            -
        DIRECT OVERHEAD
          COST             814,210    116,059      82,959     373,192     242,000
        ALLOCATED
          OVERHEAD COST    938,205    127,044     444,984     366,177           -
        DEPRECIATION &
          DEPLETION        318,020      5,352     284,218      20,650       7,800
        EXPENSES ASSOC.,
          WITH TOCK ISSUED
            FOR SERVICES   645,000          -           -           -     645,000
                           ------- ----------    --------   ---------  -----------

        TOTAL COST AND
           EXPENSES      3,064,343    597,363     812,161     760,019     894,800
                         --------- ----------    --------   ---------   ----------

        OPERATING
          INCOME(LOSS) ($2,434,928) ($512,133) ($513,634) ($514,361)  ($894,800)
                       -----------  ---------- ---------- ----------- -----------

        TOTAL ASSETS    $7,797,000   $180,000  $1,330,000  $1,318,000  $4,969,000
                       ===========   ========= ==========  ==========  ==========



          Include the cost of losses on a bulk sale of $150,000 and an inventory adjustment of $120,000 to reflect inventory at the lower of cost or market value (See Note 1-K).



                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  12     OPERATING  SEGMENTS  (CONTINUED)
--------     -------------------

                                    FOR  THE  NINE MONTHS ENDED SEPTEMBER 30, 2002
                              ----------------------------------------------------
                                      CIGAR        OIL      GAMING
                           TOTAL   OPERATIONS    & GAS     EQUIPMENT   UNALLOCATED
                       -----------   ---------- ---------  ----------  ------------
       REVENUES            $497,562   $122,770  $        -  $374,792   $          0
                       -----------   ---------- ---------- ----------- ------------

        COST & EXPENSES

        COST OF PRODUCT
         SOLD                77,944     77,944           -          -             -
        DIRECT OVERHEAD
         COST               904,910    145,716      25,438     733,756            -
        ALLOCATED
         OVERHEAD COST    1,783,166    440,019           -   1,343,147            -
        DEPRECIATION AND
         DEPLETION           87,555      7,803           -      71,652        8,100
        ASSET IMPAIRMENT
         CHARGES            347,071          -           -     347,071            -
                       -----------   ---------- ---------- ----------- ------------
        TOTAL COST AND
          EXPENSES        3,200,646    671,482      25,438   2,495,626        8,100
                       -----------   ---------- ---------- ----------- ------------

        OPERATING
         INCOME(LOSS)  ($2,703,084)  ($548,712)   ($25,438)($2,120,834)     ($8,100)
                       -----------   ---------- ---------- ----------- ------------

        TOTAL ASSETS    $8,139,700    $631,000  $1,825,000  $4,347,895   $1,336,000
                        ===========   ========= ==========  ========== ============





          The Company allocates indirect overhead expenses to specific segments in proportion to the revenues earned by the segment. All revenue from gaming equipment and the related assets are in South America All revenue and significantly all assets of the cigar operations are in the United States. All operations and assets of the oil and gas operations are in Canada.


                        Read accountant`s review report.
                                      19

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

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

          Estimated net quantities of proved oil and gas reserves at are as follows:



                                                               OIL   GAS
PROVED RESERVES:                                              (BBLS) (MCF)
                                                 ------------------  -------

      BALANCE AT DECEMBER 31, 2001                         140,000    70,700
      PRODUCTION FOR NINE MONTHS ENDED
        SEPTEMBER 30, 2002                                  21,500         -
                                                 ------------------  -------

           BALANCE SEPTEMBER 30, 2002                      118,500    70,700
                                                 ==================  =======

    PROVED DEVELOPED RESERVES


      BALANCE AT DECEMBER 31, 2001                         140,000    70,700
      PRODUCTION FOR NINE MONTH ENDED
        SEPTEMBER 30, 2002                                  21,500         -
                                                 ------------------  -------

           BALANCE SEPTEMBER 30, 2002                      118,500    70,700
                                                 ==================  =======


                        RESULTS OF OIL AND GAS OPERATIONS
                        ---------------------------------

    INCOME:
      OIL SALES                                  $         298,527
                                                 ------------------

    COST AND EXPENSES:
      LEASE OPERATING COST                                 104,392
      DEPLETION, DEPRECIATION AMORTIZATION                 284,218
      SITE RESTORATION COSTS                                14,020
                                                 ------------------

                                                           402,630
                                                 ------------------

    NET LOSS FROM OPERATIONS                             ($104,103)
                                                 ==================

    CAPITALIZED COST OF OIL AND GAS ACTIVITIES:
      ACQUISITION COSTS                          $         257,928
      EXPLORATION                                          379,781
      DEVELOPMENT                                          614,403

                        Read accountant`s review report.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

NOTE  13     OIL  AND  GAS  PRODUCING  ACTIVITIES  CONTINUED
--------     ------------------------------------


          STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE  NET  CASH  FLOWS
         RELATING  TO  PROVED  OIL  AND  GAS  RESERVE  QUANTITIES  DURING
         THE  FOLLOWING  PERIOD:


    FUTURE CASH INFLOWS                     $  1,578,000
    FUTURE DEVELOPMENT AND PRODUCTION COST       891,000
                                            -------------


                                                 687,000
    FUTURE INCOME TAX EXPENSE*                         -
                                            -------------


    FUTURE NET CASH FLOWS                        687,000
    10% ANNUAL DISCOUNT                      (    51,000)
                                            -------------


    STANDARDIZED MEASURE OF DISCOUNTED
      FUTURE NET CASH FLOWS                 $    636,000
                                            =============

          *Reflects total tax pools for the period to September 30, 2002 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, under-appreciated capital costs and earned depletion of $1,513,000.

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


                        Read accountant`s review report.

GENERAL
-------

Latin  American  Casinos,  Inc.
-------------------------------

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

As of September 30, 2002, the Company had approximately 300 machines under rental contracts in Peru and Colombia.

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

During the most recent quarter ended September 30, 2002, the Company announced that it would sell the Latin American Casinos business unit and negotiations and efforts are underway to accomplish that goal.


World's  Best  Rated  Cigar  Company,  Inc.
-------------------------------------------

In September 1997, the Company incorporated World's Best Rated Cigar Company, as a wholly owned subsidiary to distribute premium cigars. It was originally intended that the company would acquire quality cigars from six manufacturers and market them at "off price" through large retail chains. In February 2000, the marketing strategy was modified to include selling directly to consumers through our web site, www.worldsbestrated.com, and our toll free number. Substantially all advertising expense incurred is paid with barter transactions. During the quarter ended September 30, 2002, the company disposed of 300,000 cigars and converted its retail selling operation to a wholesale selling operation until the inventory is fully sold at which time the Company will discontinue operations in this business.


The  Nuway  Resources  of  Canada,  Inc.
----------------------------------------

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

The Company intends to divest itself of these assets and is exploring numerous options, including without limitation, a spin-off, a sale (either together or separately) or other divestiture so that the Company can concentrate on its medical technology and health care services business.


Shift  in  Business  Focus  to  Medical  Technology  and  Healthcare  Services
------------------------------------------------------------------------------

Beginning in June 2002, the Company began its shift in business focus away from the gaming equipment and cigar industries, and toward the medical technology and healthcare services industries. The reason for this is the Board of Directors believed the healthcare sector represents a significant business opportunity for the Company, and current management has the experience to take advantage of current market conditions in this sector.


Name  Change
------------

On July 18, 2002, the Board issued a Consent whereby they unanimously approved an amendment to The Company's Certificate of Incorporation to change the name of the company from "Nuway Energy, Inc." to "The Nuway Medical, Inc." (the "Name Change"). On August 12, 2002, the consenting stockholders issued a Consent, whereby they approved the Name Change. It is the opinion of the Board and the consenting shareholders that the Name Change is desirable to more accurately reflect the nature of the business and operations of the Company on a going forward basis. Accordingly, it is the opinion of the Board that it is in the best interests of the company and its shareholders to commence the Name Change. The Board of the Company approved this decision and a majority of the stockholders have consented to the transaction. The effectiveness of this Name Change was subject to our compliance with Regulation 14C of the Securities and Exchange Act of 1934, as amended, and NASDAQ regulations, including all requisite filings, which was accomplished. The filing was made on September 23, 2002. Of the 7,761,353 shares outstanding, shareholders owning 3,930,183 shares consented. The Name Change Amendment became effective upon the filing of the Amended Certificate of Incorporation with the Secretary of State of Delaware. Under federal securities laws, The Company could not file the Amended Certificate of Incorporation until at least 20 days after the mailing of this Information Statement and the Company filed that Amended Certificate of Incorporation during the month of October.


Increase  in  Authorized  Shares  and  Creation  of  a  Preferred Class of Stock
--------------------------------------------------------------------------------

On July 18, 2002, the Board issued a Consent whereby they unanimously approved an amendment to The Company's Certificate of Incorporation to increase the authorized common stock from 15,000,000 to 100,000,000 shares, and to authorize the issuance of up to 25,000,000 shares of preferred stock, such terms to be defined at the time of issuance. Both share authorizations are cumulatively referred to as the "Authorized Shares Amendment." On August 12, 2002, the consenting stockholders issued a Consent, whereby they approved the Authorized Shares Amendment. At the time this action was approved, The Company had 15,000,000 shares of common stock authorized, of which 7,761,353 shares are issued and outstanding as of the record date. Shareholders owning 3,930,183 shares consented.

The Authorized Shares Amendment will be implemented by filing the Amended Certificate of Incorporation with the Secretary of State of Delaware. Once The Company filed the Amended Certificate of Incorporation, The Company would have 92,238,647 shares of authorized but unissued common stock available for issuance, as determined on the date the decision was made, less any common shares that may have been issued between the date upon which the Board of Directors approved the increase and it's effective date, so long as the total issued and outstanding number of common shares did not exceed the limit of 15,000,000, prior to effective date of the increase to 100,000,000 shares.

The unissued shares of common stock will be available for issuance from time to time as may be deemed advisable or required for various purposes, including the issuance of shares in connection with financing or acquisition transactions and the issuance or reservation of common stock for employee stock options. The Company's Board would be able to authorize the issuance of shares for these transactions without the necessity, and related costs and delays, of either calling a special stockholders' meeting or of waiting for the regularly scheduled annual meeting of stockholders in order to increase the authorized capital. If in a particular transaction shareholder approval were required by law or any stock exchanges or markets or were otherwise deemed advisable by the Board, then the matter would be referred to the stockholders for their approval notwithstanding that The Company might have the requisite number of voting shares to consummate the transaction.

The Authorized Shares Amendment is not intended to have any anti-takeover effect and is not part of any series of anti-takeover measures contained in any debt instruments or the Certificate of Incorporation or the Bylaws of The Company in effect on the date of this Information Statement. However, The Company stockholders should note that the availability of additional authorized and unissued shares of common stock could make any attempt to gain control of The Company or the Board more difficult or time consuming and that the availability of additional authorized and unissued shares might make it more difficult to remove management. Although the Board currently has no intention of doing so, shares of common stock could be issued by the Board to dilute the percentage of common stock owned by a significant shareholder and increase the cost of, or the number of, voting shares necessary to acquire control of the Board or to meet the voting requirements imposed by Delaware law with respect to a merger or other business combination involving The Company. The Company is not aware of any proposed attempt to take over the company or of any attempt to acquire a large block of The Company's common stock. The Company has no present intention to use the increased authorized common stock for anti-takeover purposes. The Authorized Shares Amendment will become effective upon the filing of the Amended Certificate of Incorporation. Under federal securities laws, The Company cannot file the Amended Certificate of Incorporation until at least 20 days after the mailing of this Information Statement, which has been accomplished.


Transactions  Related  to  Medical  Technology  and  Healthcare  Services
-------------------------------------------------------------------------

As of the quarter ended September 30, 2002 the Company had concluded three transactions in accordance with it's stated shift in business focus.

The first agreement dated June 27, 2002 was with Camden Holdings, Inc., a diversified holding company with interests in many industries, including the healthcare industry. The Company received financing of $250,000 in exchange for 1,000,000 shares of our restricted common stock. Shareholder consent was not required for the agreement.

The second agreement, dated June 28, 2002, is an asset purchase agreement with Genesis Health Tech, Inc., a wholly owned subsidiary of Camden Holdings. The Company purchased a comprehensive database of healthcare providers throughout the U.S., in exchange for 666,667 shares of our restricted common stock. The Board has approved this agreement, and a majority of the stockholders have consented to the transaction. Of the 7,761,353 shares of common stock outstanding, shareholders owning 3,930,183 shares consented to this transaction. The closing of this transaction was subject to our compliance with Regulation
14C of the Securities and Exchange Act of 1934, as amended, and NASDAQ regulations, including all the filings, which has been accomplished.

The Company entered into a third agreement with Med Wireless, Inc., on July 16, 2002, as amended August 21, 2002. The initial executed agreement contemplated the issuance of 3 shares of The Company for each 1 share of Med Wireless shares, but only after giving effect to a 5 for 1 forward split of the Company Shares, as was contemplated by the Board of Directors of The Company and called for in the agreements between the Company and Med Wireless, Inc. Subsequent to the execution of the Med Wireless, Inc. agreement, dated July 16, 2002, the Board of Directors of The Company elected by written consent on August 18, 2002 elected to delay the implementation of a 5 for 1 Forward Split of it's common stock. The agreements between Med Wireless and the Company were then amended by Med Wireless, Inc and the Company to reflect the issuance of 6,600,000 shares of The Company common stock to the shareholders of record of Med Wireless, Inc, which results in the same proportionate ownership of The Company to the Med Wireless, Inc. shareholders as contemplated in the original executed agreement as more fully described below. The Company Board of Directors intends to consider the decision to affect the forward split in the future, and it now delayed until further notice.

On August 12, 2002, the consenting stockholders issued a Consent whereby they approved the Terms (as defined below) of a proposed license and assignment agreement between the Corporation and Med Wireless, Inc., a Nevada corporation ("Med Wireless"). On August 19, 2002, the Board issued a Resolution adopting and approving an Exclusive License and Assignment Agreement (the "Med Wireless Agreement") by and among The Company and Med Wireless pursuant to which (i) for a period of 15 years, The Company would license from Med Wireless all of its rights and interest in certain applications and software relating to the movement of medical images and data though the Internet and handheld wireless devices, databases of healthcare providers and customer lists, (ii) Med Wireless would assign its customer and distribution agreements related to the licensed intellectual property to The Company, and (iii) The Company would assume $1,120,000 of outstanding debt of Med Wireless, in exchange for the issuance to Med Wireless of 6,600,000 shares of The Company restricted common stock (the "Terms"). The Med Wireless Agreement will result in Med Wireless owning approximately 44% of The Company's outstanding shares after giving effect to the transaction. Two affiliated parties, each with minority interests in The Company, also own minority interests in Med Wireless either directly or indirectly. The two parties combined control 52.3% of Med Wireless, although the two parties do not have any oral or written agreement to act in concert in any respect. The closing of this transaction was subject to the effectiveness of a filing of a Schedule 14C and compliance with NASDAQ regulations, including all requisite filings, which were accomplished during the quarter. Of the 7,761,353 shares outstanding, shareholders owning 3,930,183 shares consented to this transaction.

Med Wireless, Inc. has developed a number of wireless applications for the healthcare industry. These technologies are primarily based on allowing high-resolution transfer of diagnostic-quality images, including ultrasound, over the Internet and intranet networks. We intend to license the entire suite of products, sell direct to end-users and enter into distribution agreements for the sale of these products.

The  Med  Wireless  products  offering  are  unique  and  highly  specialized.


FUTURE  TRENDS
--------------

Over the next four quarters, we intend to continue to shift our business focus away from the gaming equipment and cigar industries, and toward the medical technology and healthcare services industries.

The company intends to add products and services, which are complimentary to the
company's  core  technology  and  distribution  capabilities.   Management  is
actively negotiating with potential customers distributors and suppliers to add to the company's offering to customers. The company has begun a comprehensive marketing program including participation in trade show events and media promotions and direct selling efforts.

Management is actively evaluating potential acquisition candidates and intends to acquire complimentary companies or technologies.

All transactions have been and continue to be conducted at arms-length terms, and all shares received were and will be valued at fair market price as determined by our trading price.

We intend to divest ourselves of the gaming equipment and cigar industries when and if such opportunities arise which result in a transaction value that is beneficial to the company and its shareholders. Any such transaction will be conducted at arms-length and for fair value. We do not currently have any such definitive agreements proposed or pending.


Litigation  between  Todd  Sanders  and  Nuway  Medical,  Inc.
--------------------------------------------------------------

On October 30, 2002 Mr. Todd Sanders, former President and CEO of the Company, through his company, Devenshire Management Corp, as represented by counsel, filed a legal action against the Company in the Superior Court of the State of California and in and for the County of Los Angeles, seeking an order to show cause regarding a preliminary injunction; mandatory preliminary injunction and seeking a temporary restraining order, effectively seeking to force the Company to instruct the Company's stock transfer agent, American Stock Transfer to remove any restricted legend on 323,903 shares of common stock which Devenshire indicated in it's pleadings had already been sold. The initial motion was heard in an Ex Parte Hearing and the request was initially granted in favor of Devenshire.

The Company, upon learning of the action referenced above, through it's counsel, appeared in the same Superior Court forthwith, presenting argument in opposition to the motions by Devenshire and the initial ruling by the Court was reversed, in favor of the Company, pending additional hearings. Two days later another hearing was scheduled and the Court elected to not hear any argument, and set a hearing for November 25, 2002.

In a separate matter, on November 11, 2002, the Company tendered a formal notice of Mr. Todd Sanders that he promptly return all corporate records, minute books, and Board of Directors resolutions that the Company believes he had removed from the Company's former corporate offices, without authority of the Board or the Company. He has not yet complied nor responded to the demand. The Board of Directors is reviewing his activities as an officer of the Company.

NASDAQ
------

NASDAQ delivered to the Company a letter on June 14, 2002 notifying the company of it's requirement to maintain compliance with Marketplace Rule 4310 (c)
(8)(D), commonly referred to as the $1.00 minimum bid price rule. This letter put the Company on notice of its obligation to fulfill the requirements of the Rule on or before December 11, 2002. It further went on to explain that if the company did not meet the requirements of the Rule, that the NASDAQ staff would review the most recent quarterly report of the company to determine if the Company met the initial listing criteria. If the Staff determines that the Company meets the initial listing criteria, then an additional 180 days would be granted to allow the company time to meet the Rule. If the Company does not meet the initial listing requirements on or before December 11, 2002, then the Staff would notify the Company that it's would be delisted and the Company is entitled to an appeal process.

Based on the information contained in this report, the Company believes it will meet the initial listing requirements.


ISOP
----

On October 12, 2002 the Board of Directors approved the formation and ratification of a company Incentive Stock Option Plan for use in recruitment and retention of qualified staff to serve the Company. The plan authorizes the issuance of up to 5,000,000 common shares of stock. The Board of Directors approved by written consent a grant of 1,000,000 shares of stock pursuant to the Company's Incentive Stock Option Plan, to be granted to Mr. Dennis Calvert, President and CEO of the Company as consideration for his services.


Employment  Agreement
---------------------

The Company is seeking to secure a long-term employment agreement with Mr. Calvert and intends to conclude such an agreement as soon as possible, but not later than by the end of the year 2002.


Quarterly  Filing  Due  September  14,  2002
--------------------------------------------

In an effort to comply with it's filing requirements, the Company filed a notification of late filing on Form 12b-25 in paper form by overnight delivery on November 14, 2002 for delivery to the Securities and Exchange Commission for delivery on November 15, 2002. This form is used as a notification of late filing by a reporting company that determines that it is unable to file a required periodic report when first due without unreasonable effort or expense. If a company files a Form 12b-25, it is entitled to relief, but must file the required report within five calendar days (for a Form 10-Q or 10-QSB) or within fifteen calendar days (for a Form 10-K, 10-KSB, 20-F, 11-K, or N-SAR).

On the next business day, November 18, 2002, the Company filed the same Form 12b-25 by electronic submission through the EDGAR system. That electronic submission was received and recorded as "accepted but reclassified as NTN 10Q".

The Company intends on reviewing this classification in light of the paper filing accomplished on November 15, 2002 to reclassify its filing as a timely filing. The Company believes that this would be proper in light of unusual and unforeseen circumstances. On November 14, 2002, the SEC's EDGAR system experienced technical difficulties and in an abundance of caution the Company filed the Form 12b-25 by paper. No assurance can be given that the Company's submission will be reclassified as timely.


Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------

Results  of  Operations
-----------------------

The nine-month period and three-month period ended September 30, 2002 as compared to the nine-month period and three-month period ended September 30, 2001
----------------------

     Revenues
     --------

     Revenues from the gaming equipment operations in Peru and Colombia for the nine-month period ended September 30, 2002 decreased by $129,134 or 34%, to $245,658 from $374,792 for the comparable period in 2001. For the three month period ended September 30,2002 revenues decreased by $46,716 or 43% to $62, 318 from $109,034 compared to the same period in 2001. This decrease in both periods was the result of an overall weakness of the economy in South America, political changes and increased competition in the industry. The company also experienced the effects of government-mandated obsolescence in Peru, which required us to retire 200 machines from our inventory. We also significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from cigar sales for the nine months ended September 30, 2002 were $85,230 a decrease of $37,540 or 31% for the same period in 2001. For the three month period ended September 30,2002 revenues were $39,322 compared to revenues of $50,995 a decrease of $11,673 or 23% compared to the same period in 2001. We also significantly reduced marketing and advertising expensing, in view of our decision to discontinue operations in this business.

     Revenues from our oil and gas operations for the nine months ended September 30, 2002 were $298,527. For the three month period ended September 30,2002 revenues were $83,965. The company did not have any oil and gas activities in the corresponding periods in 2001.


     Capital  Expenditures
     ---------------------

     There were no capital expenditures for the gaming equipment operations for the nine-month period ended September 30, 2002, which is equivalent to the capital expenditures of the same period ended 2001. The three-month results are the same as nine-month results.

     Capital expenditures for the cigar business were zero for the nine months ended September 30, 2002, as compared to zero for the nine months ended September 30, 2001. The three-month results are the same as nine-month results.

     Capital expenditures for the oil and gas business were $1,530,582 for the nine months ended September 30, 2002, as compared to zero for the nine months ended September 30, 2001. The three-month results are the same as nine-month results.


     Capital expenditures for the Med Wireless Transaction were $4,620,000 for the nine months ended September 30, 2002 as compared to zero for the nine months ended September 30, 2001. All capital expenditures for this transaction were recorded in the past three months and there were zero capital expenditures related to this transaction in 2001.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Selling, general, and administrative expenses incurred in the nine-months ended September 30, 2002 decreased $854,073 or 52%, to $1,634,003 from $2,688,076 for the same period in 2001, and for the three months ended September 30, 2002 decreased $784,790 or 58%, to $559,100 from $1,343,890 for the same period in 2001. This reduction is due to our reduction in marketing and advertising expenses for our cigar and gaming equipment industries, as well as our 10% reduction in staff in our Miami operations.

     Net  Profit  (Loss)
     -------------------

     Net loss for the months ended September 30, 2002 was $2,427,362 or $(.33) per share as compared to $2,577,955 loss or $(.61) per share for the same period 2001. Net loss for the three months ended September 30, 2002 was ($1,112,750), or $(.11) per share as compared to ($1,231,823) or $(.29) per share for the comparable period ended 2001, representing a decrease of $119,023 in net loss. The reason for the net loss per share being less for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001 was because of the increase in outstanding shares in 2002. This reduction is the result of our reduction of costs in selling, general and administrative expenses, discussed above.


Liquidity  and  Capital  Resources
----------------------------------

     Cash and cash equivalents decreased approximately $823 to $8,902 at September 30, 2002 from $9,725 at June 30, 2002. The decrease is attributable to overhead expenditures higher than operating revenues, and the continued slow growth of the cigar operations and increase of oil and gas operations.

     The company has $19,623 outstanding in loans to companies controlled by Related parties please refer to our discussion in note 3 to our financial statements. The notes are payable quarterly, and accrue interest at prime plus 1% (5.75% at September 30, 2002). The company anticipates full repayment of this loan by the end of 2002.

     The company has an outstanding loan of $40,000 to Jeffrey Felder, the current president of our cigar subsidiary, and formerly an officer of the company. The note was payable quarterly, and accrued interest at prime plus 1%, and matured on October 29, 2001, the termination date of the officer. The company anticipates full repayment of this note by the end of 2002.

     In December 2000, the company offered a private placement of $3,500,000 in principal amount of 6% Convertible Debentures, which are convertible into common stock at an exercise price of $1.75 per share. These debentures were due September 13, 2001, and were subsequently extended to December 13, 2001. $150,000 of these debentures remains unconverted and outstanding, with accrued interest of $9,000. These notes are currently under default, and the company is negotiating the terms of settlement with the note holders. Please refer to our discussion in Note 7 to our financial statements.


Part  II  -  OTHER  INFORMATION


Legal  Proceedings
------------------

The disclosures set forth under the caption "Litigation between Todd Sanders and Nuway Medical, Inc." are hereby incorporated by reference.

Defaults  of  Senior  Securities
--------------------------------

As of December 13, 2001, the Company has been in default on its 6% convertible debentures. The current amount in default is $150,000, not including $9,000 of accrued interest due. Please refer to our discussion in "Management's Discussion and Analysis - Liquidity and Capital Resources," and Note 7 to our financial statements.


Submission  of  Matter  to  a  Vote  of  Security  Holders
----------------------------------------------------------

The disclosures set forth under the captions "Name Change", "Increase in Authorized Shares and Creation of a Preferred Class of Stock", and "Transactions Related to Medical Technology and Healthcare Services" are hereby incorporated by reference.

Exhibits  and  Reports  on  Form  8-K
--------------------------------

(a)     Exhibits
     --------

3.1     Articles  of  Incorporation  (Delaware),  as  amended  (1)

3.2 Certificate of Merger Merging Repossession Auction, Inc. (Florida Corporation) and Repossession Auction, Inc. (Delaware Corporation)(1)

3.3     Bylaws  (1)

3.4     Certificate  of  Amendment  to  Certificate  of  Incorporation  (1)

3.5     Certificate  of  Amendment  to  Certificate  of  Incorporation  (3)

3.6     Bylaws,  as  amended  (3)

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

4.3     Form  of  6%  Convertible  Debenture  dated  December  14,  2000  (1)

4.4     Form  of  Amendment  to  6%  Convertible  Debenture  (1)

4.5     Amendment  to  Publicly  Traded  Warrant  (1)

10.1    Share  Purchase  Agreement  with  Camden  Holdings,  dated June 27, 2002

10.2 Asset Purchase Agreement by and among the Company, Camden Holdings and Genesis Health Tech, dated June 28, 2002.

10.3     Agreement  with Med Wireless Inc. dated August 21, 2002, as amended (3)

10.4     Incentive  Stock  Option  Plan  (3)

15.1     Letter  on  unedited  interim  financial  statements  (2)

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1) Previously filed on Form 10-KSB for the fiscal year ended December 31, 2001.

(2)  Incorporated  into  financial  statements  filed  herein.


(3)  To  be  filed  by  amendment.


(b)     Forms  8-K
        ----------

A Form 8K was filed on September 20, 2002 under "Item 5. Other Events" pursuant to which the resignations of the following directors was reported: Todd Sanders, Michael Iscove and William Bossung. The resignation of Mr. Bossung as Chief Operating Officer and Secretary was also reported.

                                   Signatures
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Nuway  Medical,  Inc.



Date:  November  18,  2002      /s/  Dennis  Calvert
                                   ------------------------------
                                   By:   Dennis  Calvert
                                           President



Date:  November  18,  2002     /s/  Joseph  Tawil
                                   ------------------------------

                                    Acting  Chief  Financial  Officer
                                    and  Chief  Accounting  Officer

I,  Dennis  Calvert  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Nuway Medical, Inc. (Formerly known as Nuway Energy, Inc.).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11-18-02
                        /s/ Dennis Calvert
                        ------------------
                           Dennis Calvert - President

I,  Joseph  Tawil  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Nuway Medical, Inc. (Formerly known as Nuway Energy, Inc.).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11-18-02
                           /s/ Joseph Tawil
                           ----------------
                      Joseph Tawil- Chief Financial Officer