Form 10KSB
period 2002-12-31
NUWAY MEDICAL INC
filed 2003-05-23
CIK 880242

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO __________

                        COMMISSION FILE NUMBER: 33-43423

                  NUWAY MEDICAL, INC. F/K/A NUWAY ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                 65-0159115
                  --------                                 ----------
 (State or jurisdiction of incorporation or    (IRS Employer Identification No.)
               organization)

           23461 SOUTH POINTE DRIVE, SUITE 200, LAGUNA HILLS, CA 92653
           -----------------------------------------------------------
                (Address of principal executive offices, Zip Code

       Registrant's telephone number, including area code: (949) 454-9011

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.00067 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there in no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenue for its most recent fiscal year: $   -0-
                                                  -------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2002 was $1,187,312.

The number of shares outstanding of the issuer's class of common equity as of May 22, 2003 was 31,040,911.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]




TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS                                                                      Page 3
-------------------------------
ITEM 2. DESCRIPTION OF PROPERTY                                                                     Page 16
-------------------------------
ITEM 3. LEGAL PROCEEDINGS                                                                           Page 17
-------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         Page 17
-----------------------------------------------------------
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS                                   Page 18
-----------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION        Page 20
--------------------------------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS                                                                        Page 31
----------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------------------
                                                                                                    Page 31
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION       Page 31
----------------------------------------------------------------------------------------------
16(A) OF THE EXCHANGE ACT                                                                           Page 34
-------------------------
ITEM 10. EXECUTIVE COMPENSATION                                                                     Page 35
-------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                             Page 38
-----------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             Page 40
-------------------------------------------------------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                           Page 43
-----------------------------------------
ITEM 14. CONTROLS AND PROCEDURES                                                                    Page 43
--------------------------------
SIGNATURES                                                                                          Page 44
----------
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
---------------------------------------------------------------------------------------------
RULE 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002         Page 45
-------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001                    Page F-1
--------------------------------------------------------------------------------
EXHIBITS FILED WITH THIS REPORT
-------------------------------

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         OVERVIEW

NuWay Medical, Inc. (the "Company" or "NuWay") offers medical and health related technology products and services with an initial focus on the health and information software technology needs of the sports industry.

The Company's primary product is its Player Record Library System ("PRLS"), a highly specialized electronic medical record and workflow process software application designed to address the information technology needs of the sports industry relating to player health including the immediate need to comply with the Health Insurance Portability and Accountability Act ("HIPAA").

We market PRLS through our subsidiary NuWay Sports, LLC, a joint venture with ex NFL football players formed in December 2002. NuWay Sports has recently signed business agreements with several National Football League (NFL) teams and is promoting its service to other NFL teams, the NFL League, NFL Trainers Association, NFL Players Association and the NFL Player Safety Council. PRLS will also be marketed to teams, leagues, and player associations in the National Basketball Association (NBA), Major League Baseball (MLB), and other sports such as hockey, soccer, boxing, motor sports, and entertainment sports. PRLS would benefit not only professional sports, but also collegiate programs and in some cases, high school athletics.

With PRLS, player medical data and images (x-rays, CT scans, MRIs, sonograms, etc.) can be electronically acquired and archived in a digital format with enough resolution to allow for medical diagnostics. The database of scanned images and associated data is encoded, encrypted and password protected. The records are accessible over a private network or the Internet, and can be displayed, analyzed, and interpreted by team doctors and other authorized officials. The system provides a complete audit trail of keystrokes and a detailed workflow process for all users.

Competitive athletes require health management and training on a continual basis throughout their career and NuWay's PRLS helps owners, players, trainers, coaches, physicians, insurance companies, agents, attorneys and business managers manage the athlete's health for maximum performance. Our marketing slogan is "Maximum Technology for Maximum Performance."


BUSINESS DEVELOPMENT

NuWay was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company's name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002 the Company's name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management with a new direction for the Company.

PLAN TO CHANGE BUSINESS FOCUS AND TURN AROUND THE COMPANY

Dennis Calvert was appointed president and CEO by the board of directors on June 28, 2002 to develop and execute an overall plan to redirect the business away from its historically unprofitable focus on slot machine rentals, deep gas and oil well exploration and cigar distribution towards its current business plan. The board of directors and certain affiliates of the Company were aware of and in support of that plan. That plan included the acquisition of certain healthcare assets, the infusion of operating capital, the sale or disposal of certain non-medical assets, and execution of the business plan. Camden Holdings, Inc invested $250,000 during 2002 and was the only source of investment capital during the year. While Mr. Calvert was successful in redirecting the Company's business focus, $250,000 was not sufficient to accomplish the complete turnaround of the business and the sale and disposal of former operating divisions generated no cash to the Company because of their limited marketability and increasing liabilities. These factors and the increased operational activity of the Company led to a significantly increased level of reliance upon the Company's 2002 Consultant Equity Plan and its 2003 Stock Compensation Plan as more fully described in this filing document.

During the first quarter ending March 31, 2003, the Company made substantial progress in its new business plan, creating a market ready product, landing contracts with highly valued customers, and, according to customers and prospects (and in the opinion of Management), distinguishing itself as a marketplace leader in its area of expertise. However, the relative success or failure of the new plan is not yet proven and Management believes it will only be able to confirm that success when the Company achieves profitability.

         NAME CHANGE

On July 19, 2002, the board of directors approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from "NuWay Energy, Inc." to "NuWay Medical, Inc." (the "Name Change"). On August 12, 2002, consenting stockholders representing 3,930,183 shares of a total 7,761,353 shares outstanding issued a consent approving the Name Change. It was the opinion of the Board and the consenting shareholders that the Name Change was desirable to more accurately reflect the nature of the ongoing business and operations of the Company. The effectiveness of the Name Change was subject to our compliance with Regulation 14C of the Securities and Exchange Act of 1934, as amended, and NASDAQ regulations, including all requisite filings, which was accomplished. The filing was made on September 23, 2002 and the Name Change became effective October 30, 2002 upon the filing of the Amended Certificate of Incorporation with the Secretary of State of Delaware.

         INCREASE IN AUTHORIZED SHARES

On July 19, 2002, the board of directors approved an amendment to the Company's Certificate of Incorporation increasing the authorized common stock from 15,000,000 to 100,000,000 shares, and authorizing the issuance of up to 25,000,000 shares of preferred stock, with terms to be defined at the time of issuance. As detailed in the Form 14C filed on September 23, 2002, stockholders owning 3,930,183 shares of the 7,761,353 total shares of common stock then outstanding, consented to the increase in authorized common stock and the creation of a preferred class of 25,000,000 shares. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on December 27, 2002.

PURCHASES NOT IN THE ORDINARY COURSE OF BUSINESS

         GENESIS HEALTH TECH TRANSACTION

On June 28, 2002, the Company purchased certain assets from Genesis Health Tech, Inc. ("Genesis"), a wholly owned subsidiary of Camden Holdings. These assets included a database to be used for marketing NuWay's products and services. Genesis compiled this database over a 24-month period and it includes a comprehensive listing of healthcare providers in the United States, representing a valuable marketing tool for phone, mail and direct marketing purposes. The total purchase price was satisfied by the issuance of 666,667 shares of NuWay restricted common stock. The transaction received the consent of a majority of the stockholders. As detailed in the Form 14C filed on September 23, 2002, stockholders owning 3,930,183 shares of the 7,761,353 total shares of common stock then outstanding, consented to the transaction.

         MED WIRELESS TRANSACTION

By way of an agreement, dated July 16, 2002, and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology (described below) from Med Wireless, Inc., a Nevada corporation ("Med Wireless"). As detailed in the Company's prior filings, pursuant to this license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt. In return, NuWay would issue to the Med Wireless shareholders 6,600,000 shares of NuWay's restricted common stock. When effectuated, the Med Wireless Agreement resulted in Med Wireless shareholders owning approximately 44 percent of the Company's outstanding shares. Two affiliated parties (Camden Holdings, Inc. and Summit Healthcare, Inc.), each with minority interests in the Company, also own minority interests in Med Wireless either directly or indirectly. Shareholders owning 3,930,183 shares of the 7,761,353 shares then outstanding consented to the transaction with Med Wireless. As a result of Mr. Calvert's agreement to become the president of Med Wireless, Inc. on or about June 15, 2002, he received in the name of New Millennium Capital Partners, LLC a right to, but not the actual certificates for, a total of 1,327,700 shares of stock in Med Wireless, Inc., representing 9.9% of the total number of shares of Med Wireless, Inc., and received those shares by virtue of a corresponding reduction of shares then currently held by Camden Holdings, Inc., which, upon its effective date, resulted in New Millennium Capital Partners, LLC receiving 600,000 shares of NuWay from the Med Wireless transaction with NuWay. Mr. Calvert was asked by the board of directors to become president of NuWay Medical, (formerly NuWay Energy, Inc.) for the purpose of executing the Plan to Change Business Focus and Turn-Around the Company as referenced above.

Med Wireless develops applications for the medical industry that integrates software, hardware, wireless technology and broadband delivery systems to improve communications, increase diagnostic accuracy, and provide efficient storage and retrieval of clinical information via the Internet. Over the course of four years of research and development, Med Wireless represented that it had spent nearly $5,000,000 to create a broad range of technology solutions for hospitals, physicians, physician practice groups, nurses, administrators, laboratories, pharmacies, and other provider organizations.

One portion of this technology known as "MedCast" was key to NuWay Sports' ability to quickly implement its PRLS system while realizing significant R&D savings. MedCast technology allows for the acquisition, delivery and storage of ultrasound, MRI, X-RAY and CAT Scan images over a secure wireless or broadband connection, assuring the highest quality and broadest availability of this medical information. Med Wireless' proprietary compression algorithms allow for real-time transmission of "diagnostic quality" medical images over the Internet to be viewed online in real time.

With a few modifications, Med Wireless's unique MedCast communication and compression technologies and high-availability server clusters formed the robust backbone of PRLS. With these key technology elements in place, NuWay Sports was able to focus its resources on developing the front-end and user interface of the PRLS product.

         FORMATION OF NUWAY SPORTS, LLC

In December 2002, NuWay entered into a joint venture agreement with Rasheed and Associates (founded by former NFL player and Academic All-American Kenyon Rasheed) to form a California limited liability company called "NuWay Sports Medicine Ventures, LLC." The LLC was formally registered with the California Secretary of State during January 2003 and the name was later changed to "NuWay Sports LLC" ("NuWay Sports"). NuWay Sports is owned 51 percent by NuWay Medical, Inc. and 49 percent by Rasheed and Associates.


         SALES OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

In order to focus on our primary business opportunity, we divested our non-core businesses during the year 2002. These businesses included a slot machine rental and remanufacturing subsidiary in South and Central America, the distribution and sale of premium brand cigars, and an oil and gas development subsidiary in Canada. The stock of both the slot machine rental subsidiaries (Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation), and the oil and gas subsidiary, NuWay Resources, Ltd., were sold effective October 1, 2002. The cigar business was shut down and discontinued effective November 30, 2002.

A description of the discontinued operations is as follows:

                  LATIN AMERICAN CASINOS SUBSIDIARIES - HISTORY AND SALE

The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company had been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly owned subsidiaries Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation. In 1994, the Company formed its Peruvian subsidiary, and in late 1995 the Company formed its Colombian subsidiary.

The Company had concentrated its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and were refurbished for use in South and Central America. As of September 30, 2002, the Company had approximately 300 machines under rental contracts in Peru and Colombia.

On December 15, 2002, the Company entered into an agreement to sell 100 percent of the stock of the Latin American Casinos subsidiaries, with an effective date of October 1, 2002. The Company realized no cash from the sale of those operating units, but was able to contractually insure that NuWay would retain no liabilities related to this business after October 1, 2002. As a result of the sale, the Company recorded a loss of $1,376,733 during the fourth quarter of 2002.

                  WORLD'S BEST RATED CIGAR COMPANY - HISTORY AND SALE

In September 1997, the Company incorporated World's Best Rated Cigar Company, as a wholly owned subsidiary to distribute premium cigars within the United States. During November 2002, the Company discontinued operations and disposed of the remaining inventory and other assets. A loss of $179,750 was recorded in the fourth quarter of 2002 as a result of this disposal.

                  NUWAY RESOURCES, LTD. - HISTORY AND SALE

Since July 2001, the Company directed part of its efforts to oil and gas exploration and development in Canada. The Company (through its wholly owned subsidiary NuWay Resources, Ltd., a Nevada corporation) purchased a 30 percent working interest in the Superb area of Saskatchewan, Canada and a 20 percent working interest in the Altares Gas project in Northeast British Columbia. The subsidiary's ownership interests in the oil fields were characterized as "minority" ownership working interests. This classification meant that future development and capital expenditures and losses would be directed by the controlling owners, (who were parties unaffiliated with the Company) and not NuWay. Despite that lack of control, NuWay would continue to be obligated to share in the costs on a pro-rata basis.

While these properties had proven reserves of oil and natural gas, the controlling owners ultimately found the extraction and processing of the natural reserves had become too difficult and too costly to continue. Neither project had generated positive cash flow to NuWay after considering the cost of development and administrative and management expenses. Further, neither project had any expectation of generating positive cash flow to the Company for the foreseeable future, and as a working interest owner, the NuWay would be liable for the cost of continued development, maintenance and re-drilling efforts. The managing owners of the properties have significant ownership interests in other oil and gas projects and they had communicated to management their intent to invest their resources in other projects, rather than focus on these properties.

On September 3, 2002, the Company indicated in a press release that it intended to spin off the oil and gas subsidiary NuWay Resources, Ltd. into a separate public company. At that time, the Company began negotiations with the senior ownership party in Canada to determine the value and explore the feasibility of such a plan. At the same time, the Company began a process to determine if additional energy related assets could be acquired by the subsidiary as part and parcel to the spin-off. Management was notified during these negotiations (in the fourth quarter) that the senior management partner intended to redirect their business focus away from these assets and into more lucrative properties. The uncertainty as to the future disposition of the assets, as well as uncertainty of the potential for additional capital call provisions and thus unknown future liabilities made the spin-off unworkable.

NuWay entered into an agreement on December 15, 2002 with Summit Oil and Gas, Inc. to sell the stock of NuWay Resources, Ltd. for $100,000 less outstanding liabilities. The Company realized no cash from the sale of these operating units, but was able to contractually insure that it would not retain any liabilities beyond October 1, 2002. In conjunction with the sale of these operations, NuWay recorded a loss of $1,290,948 during the fourth quarter of 2002.



BUSINESS OF THE COMPANY

COMPANY OVERVIEW

NuWay offers medical and health related technology products and services with an initial focus on the health and information software technology needs of the sports industry.

The Company, through its joint-venture subsidiary, NuWay Sports, LLC, markets the "Player Record Library System", or "PRLS". PRLS (described in detail below) is an electronic medical record and workflow process software application designed to address the specialized information technology needs of the sports industry relating to player health including the immediate need to comply with the Health Insurance Portability and Accountability Act ("HIPAA").

The Company also is involved in sports event management services as demonstrated in its work with the Texas Sports Combine described below. It has invested time and development in an ultrasound rental business subject to financing which has yet to be obtained.

While the Company's competition is robust and highly competitive, the Company distinguishes itself by its uniquely designed and sports oriented focus for its niche market. The Company acquired its core technology through its 15 year license agreement with Med Wireless and has invested considerable time and money with a technology development team that continues to enhance and update the products. At the current time, the Company is reliant on a narrowly defined sports industry customer base for its primary source of revenue. The Company expects to apply its technology to additional vertical markets as they are identified. The core technology is unique, proprietary and custom designed.

MANAGEMENT

Our management has been active in the healthcare industry since 1986 and has experience and demonstrated competency in the creation, transfer, management, compression, communication, storage and organization of medical information in a digital format. Our information technology team was instrumental in the development of the technology developed by Med Wireless and licensed by NuWay Medical prior to the formation of NuWay Sports. Furthermore, members of NuWay's business team, including Mr. Calvert and several consultants, were competitive athletes in collegiate Division I basketball, collegiate Division I baseball, collegiate Division I football, professional soccer, professional baseball and motocross. Having dedicated a significant portion of their lives to sports, they are familiar with player and team healthcare needs.

PRODUCTS AND SERVICES

The Company's products and services consist at the present time of its Player Record Library System, its event management services, and its Ultrasound rental program. Each of these is described below.

         PLAYER RECORD LIBRARY SYSTEM ("PRLS")

The proprietary Player Record Library System, ("PRLS") PRLS is an electronic medical record and work flow process software application designed to address the highly specialized information technology needs of the sports industry relating to player health. PRLS gathers images electronically, organizes them, hosts them, and distributes them to authorized end users. It is designed to deliver vital player medical information at the point of need. It helps teams comply with the requirements of the Health Insurance Portability and Accountability Act ("HIPAA"). The name Player Record Library System is the creation of Rasheed and Associates and was marketed under that name for approximately 18 months prior to the formation of NuWay Sports, LLC. This name and its use was contributed to NuWay Sports by Rasheed and Associates at the inception of NuWay Sports LLC.

Competitive athletes require health management and training on a continual basis throughout their career and NuWay's PRLS helps owners, players, trainers, coaches, physicians, insurance companies, agents, attorneys and business managers monitor and manage the player's health for maximum performance.

With PRLS, player medical data and images (x-rays, CT scans, MRIs, sonograms, etc.) can be electronically acquired, and archived in a digital format with enough resolution to allow for medical diagnostics. The database of scanned images and associated data is encoded, encrypted and password protected. The records are accessible over a private network or the Internet, and can be displayed, analyzed, and interpreted by team doctors and other authorized officials. The system provides a complete audit trail of keystrokes and a detailed workflow process for all users.

The PRLS system incorporates "MedCast" technology licensed from Med Wireless, Inc. MedCast enables the acquisition, delivery and storage of ultrasound, MRI, X-RAY and CAT Scan images over a secure wireless or broadband connection, assuring the highest quality and broadest availability of this medical information. Med Wireless' proprietary compression algorithms allowed for real-time transmission of "diagnostic quality" medical images over the Internet to be viewed online in real time.

At the core of the MedCast solution is a cluster of powerful database servers running the Sybase relational database. These "DICOM-compliant" PACs servers are designed to maintain data integrity and ensure secure communication utilizing industry-standard 128-bit encryption. 100 percent fault tolerant servers are an integral part of the MedCast solution. High availability is achieved by use of "fail over" clusters, in which resources can automatically move between several nodes in the event of a failure. Scalability is achieved by balancing the load of an application across several servers.

The MedCast software solution consists of 3 key modules: Acquisition, Communication and Access. The Acquisition Module is responsible for interfacing with industry standard DICOM-compatible medical devices for the purpose of acquiring medical image data and passing it on to a Communications Module. The latter module is responsible for Compression, Encryption and Secure Transfer of acquired medical data to our secure data storage facility. The Access module allows authorized healthcare personnel to seamlessly access stored medical data over the Internet. The ccess module utilizes Secure Socket Layers and 128-bit encryption to ensure security of the sensitive medical data transmitted over the Internet.

With a few modifications, MedCast's unique communication and compression technologies, and high-availability server clusters formed the robust backbone of PRLS. With these key technology elements in place, NuWay Sports was able to focus its resources on developing the front-end and user interface for PRLS.

The basic PRLS software application will be sold on a license basis. Each license sold will also have an annual maintenance fee at an amount equal to 20 percent to 30 percent of the initial cost of the application.

                  THE OPPORTUNITY

The PRLS system helps reduce liability cost at both the team and league level by providing athletic trainers and their medical staff detailed information at the point of treatment. In the last year, for example, teams, leagues and university athletic departments have faced litigation brought by athletes (or their families) totaling more than $600 million (notable examples include suits brought by the families of Rashidi Wheeler of Northwestern University and Korey Stringer of the NFL Minnesota Vikings).

                  TARGET MARKET FOR PRLS

We intend to sell a menu of sports related products and services through our subsidiary, NuWay Sports with an emphasis on our Player Record Library System, ("PRLS").

NuWay Sports is actively marketing the PRLS system throughout the professional and collegiate sports industry. The initial response has been encouraging. The flexibility of the core technology was demonstrated by the Company's rapid and successful implementation of a scaled down version of the PRLS product for the 2003 NFL Combine, which took place in Indianapolis, Indiana the week of February 17, 2003. The Company is promoting its full scale PRLS product to other NFL teams, the NFL League, and NFL Players Association. PRLS will also be marketed to other teams, leagues, and player associations such as the National Basketball Association (NBA), Major League Baseball (MLB), and other sports including hockey, soccer, boxing, motor sports, and entertainment sports. PRLS can benefit not only men's and women's professional sports, but also collegiate programs and in some cases, high school athletics.

Professional sports in the United States includes 32 NFL Teams, 30 NBA Teams, 30 NHL Teams, 30 MLB Teams, 12 MLS Teams, 8 WUSA Teams, 19 AFL Teams, 16 WNBA Teams, 115 Division 1A Athletic Departments, 50 CONCACAF International Club
Soccer Teams, 250 collegiate Division 1AA Athletic Departments, 40,000 high-schools, and players' unions for each of the professional sports leagues. PRLS is also suited to boxing, extreme sports, entertainment sports and motor sports.

                  SALES AND IMPLEMENTATION

Rasheed and Associates, managed by Kenyon Rasheed, leads the sales effort on behalf of NuWay Sports. Rasheed and Associates' sales force is comprised of an extensive network of former professional and collegiate athletes who have the contacts and relationships to reach out to most of the major sporting organizations in the United States and to expand that reach worldwide. NuWay Medical is funding the development of NuWay Sports' products and is providing additional management support.

                  2003 NFL COMBINE

NuWay Sports was invited to participate in the 2003 NFL Combine held the week of February 17, 2003, in Indianapolis Indiana. The "NFL Combine" is an annual event held by the NFL to evaluate the top collegiate prospects available for selection in the upcoming NFL draft. These NFL prospects are put through intensive physical, mental, athletic and medical evaluations by coaches, trainers and doctors for the benefit of NFL owners, trainers and team physicians. The teams use this information in evaluating which athletes to draft with their valuable and limited draft choices.

NuWay Sports contracted with the NFL Combine to implement a scaled down version of its PRLS system to digitally store the medical records created at the 2003 NFL Combine. After the Combine was completed, the Company was given access to the approximately 60,000 medical images taken of the draft prospects and we converted those images to a digital format and implemented a proprietary system for use by the NFL teams. The Company sold access to these images to 18 of 32 NFL teams and acted on this business opportunity in less than 30 days. Additionally, NuWay Sports trained each team on the system and was able to provide a real time demonstration for each NFL team under contract.

                  SPORTS EVENT MANAGEMENT SERVICES

In addition to PRLS, NuWay Sports offers its clients sports industry related events and promotion services, product and services marketing and sales and distribution services. A recent example of the Company's involvement in sports event management is the Texas Sports Combine.

                  TEXAS SPORTS COMBINE

The Texas Sports Combine was held on May 17, 2003 on the campus of Houston's Reliant Park. Approximately 6,000 high school athletes from the greater Houston Metropolitan area were registered to attend. The Combine is an event where physicians from the Baylor Sports Medicine Institute in partnership with physical therapists from The Institute of Rehabilitation Research (TIRR) provide thorough physical exams for the high school athletes attending, as required for their participation in athletics. The player participants also enjoy a variety of entertaining activities and interesting exhibitions. NuWay was asked to assist in the event as a co-event coordinator to help bring current and retired professional athletes to interact with the high school students and their parents as well as facilitate informal discussions on recruiting, sports specific training, life as a student athlete or professional athlete, etc. We assisted in securing corporate participation to help underwrite the costs of the event for this year and future events. We will work with Baylor Sports Medicine Institute to create a PRLS library of the reports generated for each athlete attending the event.

         ULTRASOUND AND MED WIRELESS RELATED ASSETS
Included in the license from Med Wireless, Inc. were relationships developed by Med Wireless for the distribution of ultrasound machines used primarily by obstetricians. The Company developed a sale and leaseback program and made a public announcement by press release on January 7, 2003, that it received over $7 million in orders that were contingent on obtaining financing for the equipment. The sale and leaseback program was designed to provide inventory financing for the Company. Under this plan, the Company would sell ultrasound machines to third parties who would then in turn lease back the equipment to the Company. The Company then would rent the machines to medical providers at a premium to its cost. The $7 million in orders were comprised of 33 separate orders by third parties for machines at a cost of $224,178 per machine. However, as disclosed in the press release, financing was necessary to complete the sales. The Company also indicated that with financing in place it expected to be able to generate more than $20 million in sales during the first quarter of 2003. This expectation was based on the speed in which we obtained the orders and management's discussions with finance brokers regarding the Company's ability to obtain financing for these orders. Since that announcement the Company spent considerable effort to obtain financing for these orders, including the retention of multiple finance brokers. However, despite these best efforts, the Company has yet to obtain financing for this equipment. The principal reason these orders have not been financed successfully is the Company's lack of credit worthiness. However, the business opportunity related to the ultrasound lease program remains viable and management intends to continue to review financing options and business opportunities related to the ultrasound business when the Company has sufficient credit resources to qualify as a borrower as well as evaluate its practical execution in light of all other business developments in the Company at the time it is financially feasible.

THE MARKET

The Company's intellectual property and core technology has practical applications and business opportunities in multiple industries. The Company has demonstrated its ability to rapidly take advantage of these opportunities through its successful execution of NuWay Sports' PRLS product offering to service the 2003 NFL Combine.

NuWay Sports is actively marketing the PRLS system throughout the professional and collegiate sports industry. The initial response has been encouraging. In addition to its success at the NFL Combine (discussed above) it is promoting its service to other NFL teams, the NFL League, and NFL Players Association. PRLS will also be marketed to teams, leagues, and player associations in the National Basketball Association (NBA), Major League Baseball (MLB), and other sports such as hockey, soccer, boxing, motor sports, and entertainment sports. PRLS can benefit not only professional sports, but also collegiate programs and in some cases, high school athletics.

Professional sports in the United States includes 32 NFL Teams, 30 NBA Teams, 30 NHL Teams, 30 MLB Teams, 12 MLS Teams, 8 WUSA Teams, 19 AFL Teams, 16 WNBA Teams, 115 Division 1A Athletic Departments, 50 CONCACAF International Club Soccer Teams, 250 Division 1AA Athletic Departments, 40,000 high-schools, and Player's Unions for each the Professional Sports Leagues. PRLS is also suited to boxing, extreme sports, and entertainment and motor sports.

OTHER OPPORTUNITIES

The core technology, which comprises database management, communications systems integration, user interface design and integration, web design, and e-commerce solution capabilities, has practical applications that create business opportunities in multiple industries. For example, the same advanced compression technology that enables MedCast transmissions also enables us to offer hospitals an inexpensive storage solution to meet federal mandates for maintaining archival copies of diagnostic images. In addition to handling diagnostic imagery recorded through MedCast, our data storage service is designed to provide secure, off-site back up of a myriad of other medical records.

The Company intends to offer these applications and service capabilities to other companies on a contract basis. In addition to sports medicine and broader medical applications, there are numerous other potential vertical markets for the core technology. Some examples include:

1.       Department of Defense
2.       Human Resources
3.       Employers with High Physical Wellness Requirements (examples)
  a.       Law Enforcement
  b.       Emergency Personnel
  c.       Public Transportation Services
4.       Health/Life Insurance Underwriting

NuWay Sports has an extensive network of relationships in the sports industry. The Company is able to tap a worldwide network of former professional athletes and related professionals to assist in the deployment of products and services. In addition to PRLS, NuWay Sports offers its clients sports event management and promotion services, product and services marketing, sales and distribution services.

The Company intends to pursue these opportunities as they materialize. The Company also intends to acquire companies to take advantage of economies of scale and vertical market opportunities as well as pursue similar business opportunities like NuWay Sports.

COMPETITION

There are several companies offering HIPAA compliance software solutions and medical image transfer/management systems. Many are considerably larger and have greater financial resources than NuWay Medical. There are few that integrate systems to a unique customer workflow and even fewer marketed in the way that NuWay markets its products. NuWay Sports is unique in its exclusive focus on the sports industry.

The field is highly competitive and we compete with companies that are better established and better capitalized. The Company distinguishes itself by its product design, user interface and proprietary distribution and marketing capabilities.

Compared to competitive products or the closest products available today the Company's products are uniquely designed and geared towards the sports industry and they can support its site-specific design and build capabilities. The ability to adapt systems to the needs of a specific location is a unique capability.

Significant competitors of whom the Company is aware are as follows:

         GE MEDICAL SYSTEMS

         GE Medical Systems Information Technologies is a leading global provider of integrated clinical workflow solutions for the healthcare industry. They are well capitalized and established. They help healthcare providers streamline their workflow and move patients, resources, and information across the continuum of care with maximum efficiency. They combine advanced medical technologies and algorithms, with years of clinical workflow experience and industry-leading healthcare IT expertise. They back it all with support. GE generates more than $11 billion in annual revenues and of that, the information technology division represents more than $2 billion.

         Data Acquisition and Analysis Systems offered by GE include:

          - Monitoring systems and cardiac devices that acquire clinical data.

          - Communication Networks: GE's Unity Network(R) offers the option of real-time, wireless and broadband communications.

          - Information Systems: GE's Centricity Information Systems provides a comprehensive central, source of patient and clinical data, to enable faster diagnosis and better treatment.

          - Services: GE offers a portfolio of IT Professional Services for network design, application development, and systems integration, as well as Technical Support Services.

         SIEMENS

         Siemens offers a wide array of technologically advanced solutions including the new Online Medical Record module, which runs on the proven Siemens Enterprise Document Management Platform. The Siemens Online Medical Record with a browser-based user interface acts as an ex tension of patient management and clinical applications as well as a bridge to a web-based, paperless environment.

         ERGO PARTNERS (EMERITUS)

         Ergo Partners has a sophisticated Electronic Medical Record (EMR) software system, called "EMERITUS," for physician and nursing clinical documentation. It is a patient-centric electronic clinical documentation system. It combines Ergo's Health Observation Language with industry standard languages into a vast collection of dialogs to support clinical documentation. Emeritus utilizes a comprehensive selection of researched clinical languages to provide clinical documentation of the patient encounter involving all health care disciplines and in all health care settings. Physicians, Physicians Assistants, Nurse Practitioners, Nurses, Therapists and Aides can all use EMERITUS to facilitate a complete patient medical record. Complete clinical detail can be recorded at the point of care.

         MAGNA  INFOTECH

         Magna EMR is a comprehensive, customizable, Electronic Medical Record system for doctors and hospitals. Magna EMR is secure, and the patient registration data is saved in the encrypted format, for extra security.

         COMMEDICA LTD.
         ComMedica offers three technology solutions. PIRILIS includes a central database combining workflow capability, compression, encryption and DICOM in a single solution for managing patient information for the delivery of patient care across radiology, cardiology and ophthalmology. ComMedica claims to bring immediate competencies in clinical data and image handling through their three technology offerings: ComMedica Image Viewer, ComMedica PACS Broker and ComMedica Image Server. The ComMedica Image Viewer claims to be one of the most complete and powerful DICOM Viewers on the market today capable of handling DICOM files of any modality (X-Ray angiogram, ultrasound, CT, MRI, Nuclear Medicine), compression, depth or color. The ComMedica PACS Broker connects Imaging departments such as radiology, cardiology and ophthalmology to the various information systems in the hospital including diverse imaging modalities, physiological recording devices, information and administrative software.
         According to ConMedica's website, "ComMedica's flagship product, PIRILIS, is the world's most sophisticated web-based clinical record system. At the heart of PIRILIS is a central database combining workflow capability, exceptional compression and encryption technologies for medical data and images, and ComMedica's unique and complete DICOM library. The result is a powerful universal solution for managing patient information.

         PIRILIS allows all forms of health record, including textual, graphical and complex imaging data to be shared securely at the point of clinical decision-making - anywhere and any time using any browser on a web-connected computer. PIRILIS is a scalable solution, which integrates seamlessly into existing systems, thereby capitalizing on previous investments in hardware and software."

         Rasheed and Associates worked with ComMedica for approximately seven months during 2002 to develop a product specifically for the sports markets, prior to forming the relationship with NuWay. Rasheed and Associates consulted with the staff at ComMedica about its experiences in the sports market and his research about how to serve that clientele. Prior to Rasheed and Associates' involvement, ComMedica had no sports specific product. That relationship ended prior to the formation of NuWay Sports, LLC when the parties could not agree on economic terms.

         SDMS LTD.
         SDMS  Ltd is a  leading  UK  provider  of Staff  Development,  Training
         Administration, Personnel, and Human Resource Management Systems and has developed a Sports related product serving the UK Football industry.

         Its current product range includes: Software for Personnel Management and Administration, Staff Development Management, Recruitment and Selection Management, Training Evaluation, Skills and Experience Audit, NVQ / SVQ and Learning Skills Management, Training Needs Analysis, IIP and Training Planning, Academy and Professional Players and Football Management. Software for employee appraisals and staff reviews as well as specialist software for Head Teacher Appraisal and Teacher appraisal also is available. Products are available in Specialist Editions to suit the unique requirements of particular organizations such as social service organizations, businesses or football clubs).

         ETRAUMA

         On August 13, 1999 eTrauma acquired substantially all the assets of RemoteImage, LLC, a company headquartered in Glendale, Arizona. eTrauma, LLC merged into eTrauma.com Corp on May 17, 2000. eTrauma Corporation is a private, closely held Delaware corporation formed in June 1999 for the purpose of developing Internet based technology for use by the medical community. The Company was the first to market an Internet, web-centric, emergency medical imaging solution enabling healthcare providers to make more informed medical decisions using a web browser.

NuWay has differentiated itself from the competition with an integrated product offering designed for the specific needs of the sports industry.

STRATEGIC PARTNERS

         THINK TANK SYSTEMS
In February 2003, the Company formed a strategic alliance with Think Tank Systems LLC, an IBM(R) Premier Business Partner. Think Tank Systems designs, builds, and supports technology and e-business infrastructures that are wholly aligned with their customers' short and long-term business goals. As an IBM(R) Hardware and Software Premier Business Partner their solutions are aligned with IBM strategic technology offerings, including eServer xSeries and pSeries, AIX, Linux, Lotus messaging and collaboration, and Tivoli storage. Think Tank is also a Cisco Premier Business Partner.

The alliance with Think Tank will allow us to value-add our PRLS system with a range of IBM products.

         RADLINK, INC.

In February 2003, the Company formed a strategic alliance with Radlink, a digital medial image management specialist. Radlink provides a complete range of medical-film-to-digital-image conversion, storage and delivery services to healthcare providers worldwide. Its mission is to combine high performance equipment technologies and Internet capabilities to provide customers with high quality image acquisition and Internet Image Management services at a level of economic ease that is unprecedented in the healthcare industry.
With, Radlink, NuWay can offer a sports team a complete digital medical image management program that helps the team manage its medical images and medical records as well as allowing its trainer to further manage his workflow process.


REGULATORY ENVIRONMENT

Federal regulations regarding the privacy and reporting standards for medical records have been enacted with the Health Insurance Portability and Accountability Act, ("HIPAA") taking affect in April of 2003. HIPAA. Relative to the Sports Industry, HIPAA requires that organizations that have access and control over health information maintain the privacy of that information and that upon request, a patient/player must be provided with a legible, complete and understandable copy of their medical record.

PRLS helps its user comply with HIPAA and helps provides better and more timely information related to the health of a player.

EMPLOYEES

At December 31, 2002, NuWay employed 3 full time employees, while at December 31, 2001 NuWay had 32 full-time employees. Also, at May 22, 2003, NuWay employed 3 full time employees. The principal reason for the decline in headcount from year to year is the change in business focus and the divestiture of non-medical operations during 2002. NuWay has had numerous project oriented consultants since June of 2002. It currently has an expectation of maintaining ongoing consulting agreements with another 12 individuals who perform work on behalf of the Company as independent contractors on an as-required basis. All independent contractor agreements are short-term or on a project-by-project basis. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis. Based on its anticipated growth in revenues, the company expects to add possibly 20 full time employees before the end of the year.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal place of business at 23461 South Pointe Drive, Suite 200, Laguna Hills, CA 92653 Phone: 949-454-9011 Fax: 949-454-9066

The lease for the office is currently on a month-to-month basis, cancelable by either party with sixty days' written notice. Monthly rent is $7,850 payable in NuWay restricted stock valued at the current market price.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company's financial position or results of operations.

During 2002, Ms. Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company for breach of her employment contract. The lawsuit is venued in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in the state of Florida and was initiated by the filing of the complaint in June-2002. The principal parties in the case are Ms. Lyons, the Company, and the Company's former president Todd Sanders. The amount at issue in her affirmative claim is the sum of approximately $25,000 due under the contract, and the issuance of 100,000 shares of common stock, with a guarantee that the stock could be sold by Ms. Lyons for $300,000. Ms. Lyons alleges that additional funds are due under her employment contract; that the contract requires the Company guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to issue her; and, that Mr. Sanders promised to purchase from her 100,000 shares of Company common stock held by her at the price of $4.00 per share. The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of section 12(a)(2) of the 1933 Securities Act, violation of section 517.301 of the Florida Statutes, negligent misrepresentation, conversion, and unjust enrichment resulting from the required restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999. The restatements corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors. The case is ongoing at this time. The Company intends to vigorously defend its actions and pursue its affirmative claims to the fullest extent possible. Management does not expect that this case will have a material adverse effect on the Company's financial position.

In December 2002, the Company settled an outstanding lawsuit filed by Devenshire Management Corp., a company owned by NuWay's former president Todd Sanders. The settlement involved no payment of cash by the Company, and resolved all issues relating to the Company's obligation to remove restrictive legends from stock owned by Devenshire. As part of this settlement the Company agreed to defend, but not indemnify, Mr. Sanders in the Lyons lawsuit described immediately above.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

From June 20, 1994 until October 30, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Stock Market under the symbol "LACI" and "LACIW", respectively. Beginning in October 31, 1998, the Company's Common Stock and Warrants were listed on the NASDAQ Small Cap Market. In August 2001, the Company changed the symbol of its Common Stock and Warrants to "NWAY" and "NWAYW" respectively. On November 22, 2002 the Company changed its symbol to "NMED" and "NMEDW".

The table below represents the quarterly high and low bid prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ.

Common Stock High/Low Bid Prices:

---------- -------------- ----------------- -----------------
                           High Bid Price    Low Bid Price
---------- -------------- ----------------- -----------------
2002       4th Quarter         $0.60             $0.13
---------- -------------- ----------------- -----------------
           3rd Quarter         $1.00             $0.15
---------- -------------- ----------------- -----------------
           2nd Quarter         $1.66             $0.23
---------- -------------- ----------------- -----------------
           1st Quarter         $2.12             $1.25
---------- -------------- ----------------- -----------------
2001       4th Quarter         $2.99             $1.67
---------- -------------- ----------------- -----------------
           3rd Quarter         $3.28             $2.10
---------- -------------- ----------------- -----------------
           2nd Quarter         $3.15             $2.00
---------- -------------- ----------------- -----------------
           1st Quarter         $4.25             $2.00
---------- -------------- ----------------- -----------------

Warrants High/ Low Sales Prices:

---------- -------------- ----------------- -----------------
                          High Sales Price  Low Sales Price
---------- -------------- ----------------- -----------------
2002       4th Quarter          $.12              $.01
---------- -------------- ----------------- -----------------
           3rd Quarter          $.14              $.07
---------- -------------- ----------------- -----------------
           2nd Quarter          $.26              $.14
---------- -------------- ----------------- -----------------
           1st Quarter          $.40              $.25
---------- -------------- ----------------- -----------------
2001       4th Quarter         $0.58             $0.25
---------- -------------- ----------------- -----------------
           3rd Quarter         $0.85             $0.50
---------- -------------- ----------------- -----------------
           2nd Quarter         $1.03             $0.50
---------- -------------- ----------------- -----------------
           1st Quarter         $1.87             $0.56
---------- -------------- ----------------- -----------------

The closing price for the Company's common stock on May 22, 2003 was $0.181 per share.

The NASDAQ Stock Market suspended trading of the Company's securities as of March 11, 2002 pending discussion with the Company concerning the Company's restatement of its financial statements for the years ending December 31, 1999 and 2000. There is pending litigation against the Company's former Chief Financial Officer (Geraldine Lyons) regarding this restatement. (See Item III, Legal Proceedings). Trading was reinstated on April 18, 2002.

HOLDERS OF COMMON EQUITY

There were 292 registered owners and approximately 1,285 beneficial owners of the Common Stock of the Company as of December 31, 2002.

At December 31, 2002, the Company had outstanding 300,000 private five year warrants to purchase common stock. These warrants allow for the holder to purchase shares of common stock at an exercise price of $1.75 per share through December 11, 2005. Also at December 31, 2002, the Company has outstanding 65,000 incentive stock options issued under its 1994 Incentive Stock Option Plan. The Company also has 100,000 warrants outstanding that were granted in 2002 to a former executive in connection with his resignation.

As of December 31, 2002, the Company had outstanding 1,725,000 publicly traded Warrants to purchase one share of the Company's Common Stock at an exercise price of $3.00 through December 11, 2002, which were extended to December 11, 2003 by the board of directors on October 13, 2002.

DIVIDENDS

During the years 2001 and 2002, the Company has not declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

EQUITY SECURITIES SOLD WITHOUT REGISTRATION

The Company made the following sales of unregistered securities during the fiscal year ended December 31, 2002:

During the first and second quarters of 2002, the Company issued a total of 350,000 shares for consulting services to two individuals.

During the third quarter of 2002, the Company sold 1,000,000 shares of its common stock to one accredited investor for a total consideration of $250,000 ($0.25 per share).

During the third quarter of 2002, the Company entered into a license agreement with Med Wireless, Inc. where in exchange for a license, the Company issued 6,600,000 shares of its common stock.

During the third quarter of 2002, the Company issued 666,667 shares of its common stock in exchange for a marketing database from Genesis Health Tech, Inc.

During the fourth quarter the Company issued 43,682 shares of its common stock in exchange for lease space valued at $14,360.23.

The above offerings were made pursuant to Rule 506 of Regulation D by the fact that:

         a. The sales were made to sophisticated or accredited investors, as defined in Rule 502;

         b. The Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

         c. At a reasonable time prior to the sale of securities, the Company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

         d. Neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

         e. The Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

On December 14, 2000, the Company issued and sold $3,500,000 Principal amount of Convertible Debentures to certain accredited investors. The Convertible Debentures are convertible into shares of Common Stock at a price of $1.75 per share and matured June 13, 2001. The Convertible Debentures were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act and Rule 506 promulgated by the Securities and Exchange Commission under that Section. At December 31, 2002 $150,000 of the original $3,500,000 principal amount of debentures had not yet been converted or paid. The Company received a notice requesting conversion of the remaining $150,000 of debentures plus accrued interest in December 2002 and issued 96,006 shares of common stock in the first quarter of 2003. However, as of May 22, 2003 the individuals requesting the conversion have not taken possession of the shares and have indicated to the Company they now do not want to convert.

In December 2000 the Company issued private warrants to purchase 3,300,000 shares of common stock at an exercise price of $1.75 per share through December 11, 2005. These warrants were issued in connection with services rendered by several individuals (including the CFO and COO pursuant to employment agreements) and entities. In February 2002, the holders of 3,000,000 of the Company's private warrants (including Todd Sanders (CEO at the time) and William Bossung (CFO at the time)) agreed to terminate and cancel these warrants. At December 31, 2002, 300,000 of these warrants remained outstanding.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION AND FORWARD LOOKING STATEMENTS.

The following  discussion and analyses  should be read in  conjunction  with our
audited  consolidated   financial  statements  and  the  related  notes  to  the
consolidated financial statements included elsewhere in this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."

OVERVIEW

This discussion compares the years ending December 31, 2002 and December 31, 2001. Due to the material change in NuWay's business focus, this discussion will not address the discontinued operations in the areas of oil and gas exploration, cigar distribution, and gaming equipment rentals which constituted the majority of the Company's operations during the year 2001 and the first half of the year 2002.

PLAN OF OPERATION

The Company had approximately $40,000 of cash on hand as of May 1, 2003, which is insufficient to meet operating expenses for any extended period, and is inadequate to satisfy the Company's cash requirements for more than 60 days. Management believes that the Company will be required to raise additional capital to sustain operations for the next twelve months and is actively reviewing proposals made by private investors and investment bankers. Management anticipates securing investor funds within the next 30 days. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

Management plans on continually upgrading its PRLS software application through additional research and development, including tailoring its application to the specific needs of its clients as those needs are brought to the Company's attention. However, the primary development of the PRLS system has been completed.

Management believes it will be successful in selling its PRLS software application. The Company expects to secure agreements during the second and third quarters 2003. The Company's PRLS has only recently been introduced to the marketplace and generated approximately $40,000 in revenues during the first 60 days of it becoming market ready during the first quarter of 2003. PRLS is being used by very high profile NFL franchises and it is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities.

Management anticipates that the Company will need to add additional staff over the next 12 months. While it has three full time employees as of May 22, 2003, the Company also relies on at least 12 consultants who work on behalf of the Company. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis. Based on its anticipated growth in revenues, the company expects to add possibly 20 full time employees before the end of the year.

ANALYSIS OF FINANCIAL CONDITION

NuWay's balance sheet changed significantly during 2002, largely due to the Company's shift in business focus to medical technology and the corresponding disposal of all non-medical assets and operations. Since NuWay was focused on the implementation of its new business model during the latter half of 2002, it earned no revenues and thus received no cash from operations. Consequently, Cash and Cash Equivalents declined from $440,827 last year to $521 at December 31, 2002.

The reduction in Accounts Receivable, Net ($234,054), Inventory ($475,291) and Prepaid Expenses and Other Current Assets ($156,958) from 2001 to 2002 all relate to discontinued operations arising from the divestiture of all non-medical assets and operations in October 2002 and the Company's new focus on medical technology.

Accounts Receivable Long Term ($450,000), Deposits ($26,693), Notes Receivable - Officers and Affiliates ($440,000) and Other Assets ($6,374) on the December 31, 2001 balance sheet were all reduced to zero at December 31, 2002 due to the Company's divestiture of all non-medical assets and operations in October 2002.

Current Liabilities declined from $3,385,780 at December 31, 2001 to $2,401,579 at December 31, 2002. This was a decrease of $984,201, or 29%. The decrease is due to (i) a decline in Debentures Payable of $2,250,004 arising from the conversion by debenture holders of their debentures into equity; offset by (ii) an increase in Notes Payable of $1,120,000 which reflects the assumption by NuWay of a note payable to Summit Healthcare Inc. as part of the acquisition of a technology license from Med Wireless, Inc.; and, (iii) further offset by an increase in Accounts Payable and Accrued Expenses of $145,803, from $985,776 in 2001 to $1,131,579 at the end of 2002.

Total Stockholders' Equity grew by 64% to $1,972,786 at December 31, 2002. This increase is due to the issuance of shares of our common stock in the acquisition of the license agreement from Med Wireless, Inc., the acquisition of a marketing database from Genesis Health Tech, Inc., and the use of common stock to compensate consultants to our company, net of the effect of our 2002 net loss of $4,937,097.

RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues

During 2001, total revenues (from continuing operations only) were $3,600, representing rental income earned by the Company. The Company had no revenues during from continuing operations 2002 as it was engaged in the development of new medical technology products. During the last half of 2002, the Company shifted its focus toward the information technology needs of the sports industry relating to player health. This change in focus led to the rapid development of the PRLS system, which began to generate revenues in the first quarter of 2003. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

SG&A declined in 2002 by 17 percent to $2,157,289 from $2,600,371 in 2001. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $329,622 in 2002 versus $576,041 in the prior year, a decrease of $246,419 or 43 percent. This is consistent with the reduction in employment experienced by NuWay after its change in business focus and the divestiture of all operations other than the new medical technology business. At the end of 2002, NuWay employed 3 full time employees, while at December 31, 2001 NuWay employed 32 full-time employees. The principal reason for the decline in headcount from year to year is the change in business focus and the divestiture of non-medical operations during 2002.

b. Consulting Expense grew significantly in 2002, to $950,532 from $250,628 in 2001, an increase of 280 percent. This increase is directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to NuWay's shift in business focus required additional staff in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with Company common stock.

c. Rent expense decreased by 50 percent from $192,543 in 2001 to $96,560 in 2002. This decrease is consistent with the reduced staffing levels as well as limited requirement for warehouse space.

d. Legal Expenses grew from $108,474 in 2001 to $302,088 in 2002, an increase of 178 percent. This growth is due to the high level of legal assistance required in 2002 for transactions such as (i) the acquisitions of the Genesis Healthcare database and the Med Wireless technology license, (ii) financing completed with Camden Holdings,
         (iii) a major shift in the Company's core business strategy, (iv) a thorough change in management and (v) the need for stock issuances used in lieu of cash to acquire services.

e. Travel and Entertainment Expense declined by 82 percent in 2002 from $500,045 in 2001 to $90,293 in 2002. This decrease is due to a conscious effort on the part of new management to minimize these expenses as well as a reduced need for travel due to the divestiture of operations that were remotely located in places like Latin and South America and Canada.

Expenses Associated With Stock Issued for Services

Expenses associated with stock issued for services grew by 144% in 2002 over 2001, from $405,650 to $987,944. The primary reason for this increase was that NuWay's limited cash position in 2002 caused management to seek other means of compensating employees and contractors for services performed. The expenses recorded in 2002 related to payment for legal, consulting and other services. The fact that NuWay was focused on making the transition to a medical technology business meant that no cash was being received while the transition was occurring. Of the approximately $988,000 in expenses in 2002, approximately $500,000 was for legal services, $474,000 was for consultants in several different fields, and $14,000 related to payment of office rent.

Discontinued Operations

As discussed above and in the notes to our consolidated financial statements, we disposed of several operations through the sale of two foreign subsidiaries, Latin American Casinos and NuWay Resources effective October 1, 2002, and the cessation of the operations of our World's Best Rated Cigar Company subsidiary in November 2002. Due to the discontinuance of these operations, we have reclassified the historical operating results from these ventures for 2001 and the nine months ended September 30, 2002 and disclosed such below the results from our continuing operations in our consolidated statements of operations. These businesses generated losses from operations of $3,910,193 for the year ended December 31, 2001 and $600,986 through the nine months ended September 30, 2002. We also recorded a loss on sale and disposal of the net assets of these businesses of $2,847,431 in the fourth quarter of the year ended December 31, 2002.

Net Loss

Net Loss for the year ended December 31, 2002 was $4,937,097 or $0.50 per share compared to a $6,652,433 loss or $1.56 per share for the year 2001.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement No. 145 amends Statement No. 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement No. 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

In July  2002,  the  FASB  issued  Statement  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement No. 146 to have a material impact on the Company's financial results.

In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights,

(b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement No. 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $440,302 to $521 at December 31, 2002, reflecting the fact that the Company disposed of its operating entities on October 1, 2002 and had earlier begun a major change in strategy towards medical technology. As a result, NuWay had no revenues in 2002 and was forced to consume cash on hand to fund its new operations. Due to our limited liquid resources, among other things, our auditors have included an explanatory paragraph in this report which expresses substantial doubt about our ability to continue as a going concern.

At December 31, 2002, management believes the Company had no debt obligations requiring future cash commitments other than as follows: Significant debts at December 31, 2002 included $150,000 of convertible debentures, and a $1,120,000 note payable which was purchased in March of 2003 by New Millennium Capital Partners, LLC, an entity controlled by NuWay's president. On March 26, 2003, the Board voted to convert the note into equity of the Company at a 37.5% discount to the current market rate. Prior to issuing the shares, and after receiving a NASDAQ staff determination letter indicating that issuing the shares without shareholder approval violated certain Nasdaq Marketplace Rules, the Board modified its resolution to condition the conversion of the note into equity on shareholder approval at the next shareholder meeting (scheduled to take place in the third quarter of 2003). As we have had, and continue to have, limited cash resources, we have engaged consultants to assist our company who are compensated in shares of Company common stock. These agreements can generally be terminated with fifteen-day notice.

Included in our aggregate accounts payable and accrued expenses of $1,131,579, is approximately $210,000 of disputed invoices that we have received from various law firms and other parties. Management expects to reach settlements with these vendors for less than the recorded amounts based on dissatisfaction with services provided and/or services provided that were outside the scope of services contracted. There can be no assurance that we will be successful in reaching any settlements in this regard.

The Company raised capital of $259,661 from January 1, 2003 to April 21, 2003 from the sale of an aggregate of 519,322 shares of convertible preferred stock and warrants. The Company had a cash balance of approximately $40,000 as of May 1, 2003, which is insufficient to meet operating expenses for any extended period. Management believes that the Company will be required to raise additional capital to sustain operations for the next twelve months and is actively reviewing a number of proposals being made to the Company by private investors and investment bankers. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

From  January  1, 2003  through  May 12,  2003,  the  Company  issued a total of
14,273,419 shares of common stock to officers and consultants for services performed. Of this total 12,464,913 have been registered under a stock compensation plan as filed on Form S-8, while the balance, 1,808,506 shares were unregistered and are restricted in trading. Of the total issued in 2003 to date, 2,743,590 relate to services performed in 2002 and 11,529,829 relate to 2003. The effect of the majority of shares issued for 2002 services in 2003 was accrued in the Company's financial statements for the year ending December 31, 2002. Not included in the number of shares issued are 3,000,000 shares issued to the Company's president, Dennis Calvert which have been returned to the Company pending shareholder approval at the annual meeting of shareholders expected to be held in the third quarter of 2003.

EFFECTS OF TRANSACTIONS WITH RELATED PARTIES

The Company has entered into a number of transactions that could be viewed as related party transactions per SEC release 33-8056, 34-45321 and FR-61. The following discusses the effects of these transactions to the extent necessary for an understanding of the Company's current and prospective financial condition and operating results. These transactions are:

         FINANCING AGREEMENT WITH CAMDEN HOLDINGS

         During June 2002, the Company entered into a financing agreement with Camden Holdings, Inc., a diversified holding company with interests in many industries including the healthcare industry. The Company received $250,000 in exchange for 1,000,000 shares of its restricted common stock ($0.25 per share). Stockholder consent was not required for the agreement. The share price was determined by the trading price of the stock during the few days leading up to the consummation of the transaction (June 27, 2002), which was a range of $0.24 to $0.30 per share. At the time of the transaction, Camden Holdings, Inc. owned no shares in the Company. After the effect of the Med Wireless, Inc. and Genesis Health Tech, Inc. transactions described below, Camden Holdings owned approximately 1,017,548 shares in addition to the 1,000,000 shares received from the $250,000 investment.

         This transaction was instrumental in meeting the cash needs of the Company during 2002, but has no ongoing effect on liquidity or capital resources. There are no ongoing contractual or other commitments as a result of this transaction.

         GENESIS HEALTH TECH, INC.

         On June 28, 2002, the Company purchased certain assets from Genesis Health Tech, Inc. ("Genesis"), a wholly owned subsidiary of Camden Holdings. These assets included a database compiled over a 24-month period of healthcare providers in the United States. The business purpose of the transaction was to provide the Company a valuable tool to market its Ultrasound program as well as for marketing any products and services applicable to the medical provider market. The Company also recognized potential value in is ability to manage, maintain, update and then re-sell the database should the business opportunity become commercially attractive. The total purchase price was satisfied by the issuance of 666,667 restricted shares of NuWay restricted common stock (at a price of $0.45 per share). The book value of the asset is $255,000, which reflects a 15% discount attributed as a result of the restrictions on the issued stock. The transaction received the consent of a majority of NuWay's stockholders, as well as its board of directors. As detailed in the Form 14C filed on September 23, 2002, stockholders owning 3,930,183 shares of the 7,761,353 total shares of common stock then outstanding, consented to the transaction. Camden Holdings was the holder of 1,000,000 shares of common stock at the time of the transaction as a result of the Financing Agreement described immediately above.

         There are no ongoing contractual or other commitments as a result of this transaction.

         MED WIRELESS, INC.

         By way of an agreement dated July 16, 2002 and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology from Med Wireless, Inc. As detailed in the Company's prior filings, pursuant to this license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt. In return, NuWay would issue to the Med Wireless shareholders 6,600,000 shares of NuWay's restricted common stock. When effectuated, the Med Wireless Agreement resulted in Med Wireless shareholders owning approximately 44 percent of the Company's outstanding shares. Camden Holdings, Inc. owned 1,000,000 shares (12.9%) of the Company at the time this transaction was approved by the shareholders, and also held a minority interest in Med Wireless equal to 5.36%. In addition, Summit Healthcare, Inc., which shares a common president with Camden Holdings, Inc., also owned an interest in Med Wireless equal to 37.96%. Both Camden Holdings and Summit Healthcare received stock in the Company as a result of this transaction. In addition, the Company's president, Dennis Calvert, indirectly owns approximately 9.9% of the shares of Med Wireless, and received 600,000 shares of the Company as a result of the transaction. Shareholders of the Company owning 3,930,183 shares of the 7,761,353 shares then outstanding consented to the transaction with Med Wireless. In addition, the board of directors approved the transaction.

         The business purpose of this transaction was to allow the Company to proceed in a new direction - the medical technology field - and was coincident with the Company's name change and change in management. As a direct result of this transaction, the Company was able to customize the software application licensed and market that product to the National Football League.

          The following factors were considered by the board of directors during its negotiations a.) the estimated cost of developing the product by Med Wireless as represented the Med Wireless team b.) the unique nature of its technology, c.) the relative value of business opportunities that management believed could be pursued with its technology platform, d.) the offers, comparables and general business opportunities that had been presented to Med Wireless over its brief history e.) and the need to redirect the Company's operating efforts.

         There are no ongoing contractual or other commitments as a result of this transaction.

         SALE OF OIL OPERATIONS

         Since July 2001, the Company directed part of its efforts to oil and gas exploration and development in Canada. The Company (through its wholly owned subsidiary NuWay Resources, Ltd., a Nevada corporation) purchased a 30 percent working interest in the Superb area of Saskatchewan, Canada and a 20 percent working interest in the Altares Gas project in Northeast British Columbia. The subsidiary's ownership interests in the oil fields were characterized as "minority" ownership working interests. This classification meant that the future development and capital expenditures, costs and losses would be directed by the controlling owners, (who were parties unaffiliated with the Company) but that all owners would share costs on a pro-rata basis.

         While these properties had proven reserves of oil and natural gas, management found the extraction and processing of the natural reserves had become too difficult and too costly to continue. Neither project had generated positive cash flow to NuWay after considering the cost of development and administrative and management expenses. Further, neither project had any expectation of generating positive cash flow to the Company for the foreseeable future, and as a working interest owner, the Company would be liable for the cost of continued development, maintenance and re-drilling efforts. The managing owners of the properties have significant ownership interests in other oil and gas projects and they had communicated to management their intent to invest their resources in other projects, rather than focus on these properties.

         NuWay entered into an agreement on December 15, 2002 with Summit Oil and Gas, Inc. to sell the stock of NuWay Resources, Ltd. for $100,000 less outstanding liabilities. The Company realized no cash from the sale of these operating units, but was able to contractually insure that it would not retain any liabilities beyond October 1, 2002. In conjunction with the sale of these operations, NuWay recorded a loss of $1,290,948 during the fourth quarter of 2002. The transaction price was determined as a result of the Company receiving no viable suitors, bidders or offers for the assets. In light of the rapidly increasing liabilities and the carrying, management and auditing costs associated with maintaining an unprofitable asset, the stock was sold. The business purpose was to stop the negative cash flow, stop the contingent losses, and the removal of the burden to management relative to the investment.

         The president of Summit Oil and Gas, Inc. is Mark Anderson. Mr. Anderson is also president of Camden Holdings, Inc., and Summit Healthcare, Inc., both shareholders of the Company at the time. A shareholder vote was not held in relation to this transaction. Additionally, Mr. Anderson served as a consultant to the Company and received 1,241,884 shares of stock pursuant to the Company's 2002 Consultant Equity Plan.

         This transaction was instrumental in stopping the drain on cash of the Company during 2002, and has an ongoing effect on liquidity or capital resources in the future as a result of limiting the liabilities and therefore cash drain associated with those assets going forward. There are no ongoing contractual or other commitments as a result of this transaction.

         SALE OF CASINO OPERATIONS

         Effective October 1, 2002, the Company sold the stock of its wholly owned casino rental subsidiaries (Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA) to Casino Ventures
         Partners, a Nevada Partnership. The purchase price for the stock was $300,000 less all outstanding liabilities of the two subsidiaries. The transaction price was determined as a result of the Company receiving no viable suitors, bidders or offers for the assets. In light of the rapidly increasing liabilities and the carrying, management and auditing costs of an unprofitable assets, the stock was sold. Business purpose was to stop the negative cash flow, stop the contingent losses, and the removal of the burden to management the investment. As the offsetting liabilities exceeded the purchase price and the Company received no funds. The Company recorded a loss from operations through September 30, 2002 of $147,247 and a loss of $1,376,733 on disposal.

         Mark Anderson signed the agreement between the Company and Casino Ventures Partners, indicating he is a partner of Casino Ventures Partners. Mr. Anderson is also president of Camden Holdings, Inc., and Summit Healthcare, Inc., both shareholders of the Company. Additionally, Mr. Anderson served as a consultant to the Company and received shares of stock pursuant to the Company's 2002 Consultant Equity Plan.

         This transaction was instrumental in stopping the drain on cash of the Company during 2002, and has an ongoing effect on liquidity or capital resources in the future as a result of limiting the liabilities and therefore cash drain associated with those assets going forward. There are no ongoing contractual or other commitments as a result of this transaction.

         NEW MILLENNIUM CAPITAL PARTNERS, LLC PURCHASE OF STOCK AND NOTE FROM CAMDEN HOLDINGS, INC., SUMMIT HEALTHCARE, INC., AND SUMMITT VENTURES, INC.

         New Millennium Capital Partners, LLC, a Nevada limited liability company controlled by Company president Dennis Calvert, purchased a $1,120,000 promissory note held by Summitt Ventures (see detail below), and also purchased an aggregate of 4,182,107 shares of the Company's common stock from Camden Holdings and Summit Healthcare, Inc. in exchange for $900,000, payable in the form of a promissory note. The share certificates representing these shares were delivered to Mr. Calvert on April 9, 2003. This note is secured by the shares of common stock of the Company sold in the transaction and is further secured by common stock of the Company held by Mr. Calvert. Mark Anderson, president of Camden Holdings, Summit Healthcare, and Summitt Ventures, conditioned the purchase by New Millennium on the Company converting the promissory note to common stock. The conversion of the note held by New Millennium is a matter to be brought before the shareholders at the next shareholder meeting scheduled for the third quarter 2003.


         CONVERSION OF $1,120,000 NOTE TO STOCK

         On March 26, 2003, the Company's board of directors voted to convert a promissory note owed by the Company in the face amount of $1,120,000 held by New Millennium Capital Partners, LLC, a Nevada limited liability company controlled by the Company's president Dennis Calvert, into common stock of the Company at a 37.5% discount to market price. New Millennium consented to the conversion.

         The business purpose of this transaction was to retire $1,120,000 in debt owed by the Company with the effect increasing shareholder equity by that amount. The board of directors determined that a discount to market price was appropriate given that (i) given the quantity of the shares issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be labeled with a restrictive legend requiring fulfillment of Rule 144 prior to sale on the open market, thus precluding their sale prior to one year from the date of the transaction. The board of directors at the time determined that a 37.5% discount was appropriate.

         The board of directors has modified its resolution converting the shares and made the conversion conditional upon receiving shareholder approval of the conversion at the Company's next shareholder meeting per Nasdaq Marketplace rules. New Millennium has agreed to extend the terms of the note 90 days, from June 15, 2003 to September 15, 2003, to allow sufficient time to obtain a shareholder vote. Management anticipates that the Company will hold its annual shareholder meeting in July or August 2003.


CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: non-cash transactions and compensation valuations that affect the total expenses reported in the current period and/or values of assets received in exchange. Additionally, Management believes that the accounting policies relating to Revenue Recognition, although not critical for fiscal year 2002, will become critical for fiscal year 2003 as revenues grow. The Company plans to recognize revenue from its new medical technology business in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." For hardware sales, revenue will be recognized upon shipment to customers. Revenue from the licensing of software products will be recognized on shipment to and acceptance by customers, and over the applicable license period. Revenue from software maintenance agreements will be recognized ratably over the term of the agreement. Annual software maintenance charges and upgrade fees will be recognized ratably over the period covered.

The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company, with non cash consideration, shall be based on the market price of the Company's common stock issued as consideration, at the date of agreement of each transaction, as adjusted for applicable discounts.

The intangible assets will first be amortized when the product is available for general release to customers, which occurred during the first quarter of 2003. The annual amortization for the marketing database and the license agreement will be recorded using the straight-line method over the estimated economic life of the respective asset, initially estimated at 5 years for both intangible assets. Should the economic life in the future be determined to be less than initially expected the estimated life and resulting amortization will be adjusted prospectively.

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

Our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in our Form 8-K filed on April 7, 2003 and amended on April 10, 2003, we dismissed Shubitz Rosenbloom & Co., PA ("Shubitz") as our principal accounting firm as of March 31, 2003 and we engaged Haskell & White LLP ("H&W") as our principal accounting firm. H&W was engaged to audit our consolidated financial statements for the year ended December 31, 2002. The decision to change auditors was approved by our board of directors.

In connection with the audits of the two years ended December 31, 2001, and during the subsequent period through March 31, 2003, there were no disagreements with Shubitz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Shubitz, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

Previously, in November 2001, we filed a Form 8-K indicating that Shubitz had resigned as our principal accountants. It was anticipated that Shubitz' role would change from being our auditor to assisting with the preparation of financial statements of certain of our subsidiaries to assist the successor auditor. However, in March 2002, having not engaged another principal accountant, we filed another Form 8-K to announce that we had re-engaged Shubitz as our principal accountant to audit our financial statements for the year ended December 31, 2001. Shubitz did not prepare any financial statements for our company during the intervening period and maintained the required independence from our company.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS.

The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The Directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which two currently exist and none additional are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

         DENNIS CALVERT, President, Chief Executive Officer, Chairman of the Board, Interim Chief Financial Officer

         Dennis Calvert, age 40, has an extensive entrepreneurial background as an operator, investor and consultant. From June 2002 to September 2002 he served as president of Med Wireless, Inc. In 1998 he was a founder, president and board member of Utelecom Communications, Inc. where he led the acquisition of four companies and secured a line of credit for $7.5 million dollars. He remains an owner and board member of that firm. He was an investor and served as a manager of Beep for Free.com,

         LLC beginning in the year 2000, a consumer products and technology related company. Mr. Calvert was a founder and chairman of ZZYZX Technologies, Inc., a company that designed and produced high tech equipment. ZZYZX was sold in 2001. From 1990 to 1996 Calvert served as head of mergers and acquisitions for Medical Asset Management, Inc., a company that acquired and managed medical-related businesses. During his tenure he participated in more than 50 acquisitions and served in numerous positions with the Company. Prior, he was a founder and officer of a medical recruiting and consulting firm named Merritt Hawkins and Associates from 1987 to 1990. Earlier, he was a top producing sales associate for a leading physician recruitment firm, Jackson and Coker, Inc. and served as a sales associate for Diamond Shamrock, Inc. from 1985 to 1986.

         Mr. Calvert holds a BA degree in Economics from Wake Forest University, where he was a varsity basketball player on full scholarship. Mr. Calvert also studied at Columbia University and Harding University. He was an honor student in high school with numerous leadership awards. He is also an Eagle Scout.

         Dennis Calvert was appointed to the board of directors on June 28, 2002, assumed the role of president and CEO on June 28, 2002, and served as interim Corporate Secretary from September 12, 2002 until March 1, 2003, and Interim CFO beginning March 2003 to present.

         JOSEPH PROVENZANO, Director / Secretary

         Joseph Provenzano, age 34, heads the Investor Relations effort and manages the mergers and acquisitions function for NuWay. He began his corporate career in 1988 as a Personnel Manager and Recruiter for First American Travel, a marketing company in Southern California. He then entered into an entry-level Technician position within the Commercial and Residential security industry. He left the industry as a General Manager in the mid 1990's to apply his marketing and sales training to the logistics industry. He was then employed by two major Southern California moving and storage companies as head of Marketing. He formed his own marketing company called Pre-Move Marketing Services (PMSA), offering advertising and direct marketing products for the moving and storage industry, in 1996. He joined Camden Holdings, Inc., an investment holding company to manage their mergers and acquisitions department, in mid 2001, and participated in more than 50 corporate mergers and acquisitions. He was employed there until March 2003, at which time he became employed full time by the Company. Mr. Provenzano has participated in organized rodeo and motocross competitions.

         Mr. Provenzano was appointed to the board of directors on June 28, 2002 and assumed the role of Corporate Secretary on March 26, 2003.

         STEVEN V. HARRISON II, Director; Chairman, Audit Committee and Compensation Committee

         Steven V. Harrison, II, age 44, is the president of Empact, Inc. a consumer products based marketing company. From 1997 to 2001, he was the founder, president and CEO of In Touch Communications, Inc., a Competitive Local Exchange Carrier (CLEC), providing residential and business telephone services within the state of California, with annual revenue of more than $15 million. During 2001and 2002 he was an investor in a number of healthcare and consumer products based companies including Beep for Free.com LLC. From 1991 to 1997, Mr. Harrison was Chief Executive Officer of Resource Medical Group, Inc., providing management consultancy services to the healthcare industry assisting hospitals, Health Maintenance Organizations, clinics, and practice management firms with medical staff planning and contracting issues, feasibility studies and physician recruitment and retention.

         Mr. Harrison also played Division I football at Appalachian State University.

         GARY COX, Director Elect, member of Audit Committee

         Mr. Gary A. Cox was elected to the board of directors on May 9, 2003, subject to the completion of a standard background check. He was also appointed to the Audit Committee. Mr. Cox has more than 10 years in the healthcare field as consultant to hospitals and medical groups. He started his own firm in 1995 named Resource Medical International and is still active in that business. He served for more than 10 years with UK firms in sales and marketing positions prior to beginning his healthcare career. He holds a technical degree in engineering from Leicester University in England. He was also a competitive athlete and played for a number of professional soccer (football) clubs in England in his early career.

PRIOR OFFICERS/DIRECTORS

On June 28, 2002, Todd Sanders resigned as president, and Dennis Calvert was appointed president. Also on June 28, 2002, directors Jose Caballero and Dennis
R. Barry resigned.. On September 12, 2002 Todd Sanders, William Bossung and Michael Iscove resigned from the board of directors. Mr. Bossung also resigned as chief operating officer and secretary of the Company.

On October 9, 2002, the Company announced that Dr. James Seay was scheduled to join the Board on November 1, 2002. Because the Company's Director's and Officer's liability insurance lapsed prior to his joining the Board, Dr. Seay did not accept his appointment. He did agree, however, to join the advisory board, and has recently expressed renewed interest in become a full Board member. The Company has applications to obtain Director's and Officer's insurance. Once that is obtained, the Board will consider appointing Dr. Seay to the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company established a Compensation Committee of the board of directors, which reviews the compensation for all officers and directors and affiliates of the Company. The Committee also administers the Company's stock option plan. Mr. Harrison is Chairman of the Compensation Committee and Mr. Cox serves on the Compensation Committee.

The Company established an Audit Committee of the board of directors that meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Harrison is Chairman of the Audit committee. Mr. Cox also serves on the audit committee.

The Board has determined that each of Messrs. Harrison and Cox are independent as defined under NASDAQ Marketplace rules. NASDAQ staff indicated in a May 7, 2003 staff determination letter that it questioned whether Mr. Harrison was independent, and discussed those issues with the Company at the May 16, 2003 hearing. Mr. Harrison has no other business dealings or agreements with the Company or its Officers or Directors other than in his role as Board Member and Committee Member as described in this filing document.

ADVISORY BOARD MEMBERS

The board of directors of the Company has established a Board of Advisors (the "Advisory Board") to assist the Company in the development and implementation of its long-term strategy and goals. The Advisory Board holds no title or authority over the Company or its management. They each serve in an advisory capacity only. Members include:

         JAMES L. SEAY, DDS, is a licensed practicing dentist located in Memphis Tennessee. He joined the Board in October of 2002. His Professional Affiliations include American Dental Association and the Christian Medical/Dental Association. Dr. Seay holds a University Appointment with the University of Tennessee Dental College. Dr. Seay brings a wealth of knowledge and information regarding the dental care industry and the health and management of athletes in competitive sports. In addition, he was an accomplished basketball coach with more than 20 years experience, leading a number of Amateur Athletic Association,
         (AAU) teams to State Championships (7 times), Regional Championships (3 times), including winning the National Championships at the AAU tournament in 1980 and 1984. He coached at the University of Southern Mississippi from 1982 to 1984 prior to embarking on his profession in dentistry. He also had extensive post-graduate studies in exercise physiology. Dr. Seay has agreed to join the Board of the Company upon such time as the Company secures Directors and Officers Insurance, which is in process.

         JOHN RUNYAN joined the Advisory Board in October of 2002. He had 38 years with Fleming Companies, during which time the Company grew from $300 million to $17 billion in annual revenue. Mr. Runyan retired as a Senior Executive Officer to head up JSR&R Company with primary emphasis in the United States and International Food Business. Mr. Runyan was also appointed Senior Advisor to the Chairman and CEO, IGA, Inc., a supermarket network with worldwide sales over $21 billion annually. Additionally, he serves on the board of Madison Park REIT, Nietech Corporation, Blast Cat Equipment Co., and S4R Managed Services, where he also serves as Chairman.

         KEVIN WOELFLEIN joined the Advisory Board in October of 2002. He is an experienced financial executive with more than 25 years of domestic and international banking experience in top-level positions. Mr. Woelflein was the founding Vice President and General Manager of The First National Bank of Chicago branch in Tokyo. First Chicago appointed him to found the Arab American Bank in New York, where he served as president and Chief Executive Officer. He was also President of American Security Bank in Washington, D.C., and president of The Massachusetts Company, a Boston-based specialty bank and a subsidiary of Travelers Corporation. Mr. Woelflein has had overall responsibility for managing bank investment portfolios, as large as $500 million, as a banker, and has been a principal broker helping banks manage large portfolios. Subsequent to this position, he served as Chairman of the Board of Connecticut Bancorp. He currently holds a Series 7 securities license. He is president of U.S. Capital Investments Company, a bank advisory firm.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10 percent or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10 percent or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis, other than: (i) one late report filed by Mr. Calvert, (ii) one late report filed by Mr. Provenzano, (iii) the failure of Camden Holdings, Inc. to file a report,
(iv) the failure of Summit Healthcare, Inc. to file a report, (v) one late report filed by Augustine Fund LP containing three transactions, (vi) two late reports filed by Todd Sanders (the Company's president at the time), each containing one transaction, and (vii) one late report filed by William C. Bossung (a member of the Company's board of directors at the time) containing one transaction.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to executive officers that received compensation in excess of $100,000 (the "Named Executive Officers") during 2001 and 2002:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Long-term compensation
---------------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                     Awards              Payouts
---------------------------------------------------------------------------------------------------------------------------------

    Name and          Year             Salary ($)           Other annual   Restricted    Securities   LTIP payouts   All other
   principal         (b)                 (c)               compensation  stock awards     under-         ($)       compensation
   position                                                    ($)           ($)          lying          (h)           ($)
   (a)                                                         (e)           (f)         options/
                                                                                           SARs                        (i)
                                                                                           (#)
                                                                                           (g)
---------------------------------------------------------------------------------------------------------------------------------
   Dennis Calvert,   2002  (1)          14,000               -        -    4,000,000             -                            -
   Chief Executive                                                            (5)
   Officer
---------------------------------------------------------------------------------------------------------------------------------
   Todd Sanders,     2002  (2)        94,000
   Chief Executive   2001                                    -        -                 750,000 (3)
   Officer           2000                                    -        -  100,000 (3)                            -             -

---------------------------------------------------------------------------------------------------------------------------------
   William           2002  (2)        104,000                                                                   -             -
   Bossung,          2001                                                              750,000 (4)              -             -
   Chief Operating   2000  (4)                               -        -   100,000 (4)                           -             -
   Officer
---------------------------------------------------------------------------------------------------------------------------------
   Joseph            2002 (6)
   Provenzano,
   Director,
   Secretary
---------------------------------------------------------------------------------------------------------------------------------

(1) Became Chief Executive  Officer in June 2002.
(2) Including  offset of loansfrom the Company.
(3) Became Chief Executive Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Sanders 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share. The warrants were subsequently cancelled in February 2002.
(4) Became Chief Operating Officer in October 2000. Pursuant to an employment arrangement the Company issued Mr. Bossung 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock for $1.75 per share.

(5) Mr. Calvert was issued 1,000,000 shares on January 9, 2003, and subsequently returned the shares to the Company. He was also issued 3,000,000 shares on March 18, 2003, and subsequently returned the shares to the Company.

(6) Mr. Provenzano was appointed to the Board on June 28, 2002.

EMPLOYMENT CONTRACTS

The Company entered into employment agreements with Mr. Calvert in December 2002 and Mr. Provenzano in March 2003. Those agreements provide for a base annual salary of $168,000 for Mr. Calvert and $130,800 for Mr. Provenzano with bonus payments and certain other benefits.

Mr. Calvert's Agreement calls for him to be employed for five years at an annual salary of $168,000 that he work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 10% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 3% of the annual increase in market capitalization value. The compensation plan includes benefits of a car allowance, insurance and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one year's base compensation, plus an additional one half year's compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.

Mr. Provenzano's Agreement calls for him to be employed for five years at an annual salary of $130,800 that he work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 5% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 1.5% of the annual increase in market capitalization value. The compensation plan includes those benefits of car allowance and insurance benefits and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one year's base compensation, plus an additional one half year's compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.


OPTIONS GRANTED DURING LAST FISCAL YEAR

In August 2002, the Company issued warrants to purchase 100,000 shares of common stock at $0.30 per share through February 23, 2004 to a former executive in connection with his resignation from the Company. The Company recorded compensation expense of $25,000 based on the difference between the exercise price and the market price at the date of issuance.


EQUITY COMPENSATION PLANS
       ------------------------------ ----------------------- ------------------------- -----------------------
                                               (A) (B) (C)
         ------------------------------ ----------------------- ------------------------- -----------------------
       Plan Category                   Number of securities     Weighted average of      Number of securities
                                        to be issued upon        exercise price of       remaining available
                                           exercise of          outstanding options,     for future issuance
                                       outstanding options,     warrants and rights          under equity
                                       warrants and rights                                compensation plans
                                                                                        (excluding securities
                                                                                         reflected in column
                                                                                                 (a))
        ------------------------------ ----------------------- ------------------------- -----------------------
       Equity compensation plans              65,000                   $ 1.75                    -0-
       approved by security holders
        ------------------------------ ----------------------- ------------------------- -----------------------
       Equity compensation plans           400,000 (1)                  1.39                  5,484,062
       not approved by security
       holders
        ------------------------------ ----------------------- ------------------------- -----------------------
       Total                                 465,000                                          5,484,062
       ------------------------------ ----------------------- ------------------------- -----------------------

(1) 100,000 warrants were issued in 2002 at a strike price of $0.30; 300,000 warrants were issued prior to 2002 at a strike price of $1.75.

1994 STOCK OPTION PLAN

In June 1994, the board of directors adopted the 1994 Stock Option Plan (the "Plan"). The maximum number of shares available for issuance under the Plan is 1,500,000 shares. The Plan terminates on June 13, 2004. The Plan is designed to provide additional incentives for directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The board of directors administers the Plan. The Plan authorizes the board of directors to grant key employees selected by it, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options must not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the Plan to any participant who owns stock equal to more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 100% of the fair market value on the date of grant. Fair market value has been determined to be the closing price for the Company's common stock reported by NASDAQ on the date of option grant.

The board of directors may amend the Plan at any time but may not, without shareholder approval, adopt any amendment, which would materially increase the benefits accruing to participants, or materially modify the eligibility requirements. The Company also may not, without shareholder approval, adopt any amendment, which would increase the maximum number of shares, which may be issued under the Plan, unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company. In March 1999, the board of directors authorized an amendment to the Plan increasing the number of shares to be issued thereunder from 1,000,000 to 1,500,000. This amendment was submitted for shareholder approval at the 1998 Annual Meeting and was approved. At December 31, 2002, a total of 65,000 options remain outstanding and fully vested as follows:


                                             Number of Shares         Price Per Share
                                            ------------------    ----------------------

Options Outstanding at January 1, 2001                237,500             $1.00 - $1.75
Options Outstanding at December 31, 2001              237,500             $1.00 - $1.75
Options Expired                                     (172,500)                     $1.00
                                            ------------------
Options Outstanding at December 31, 2002           65,000                 $1.00 - $1.75
                                            ==================


2002 CONSULTANT EQUITY PLAN

In August of 2002, the board approved the formation of the 2002 Consultant Equity Plan designed to allow consultants to be compensated with shares of

Company common stock for services provided to the Company. A total of 1,500,000 shares were registered under this plan in a Form S-8 filing made by the Company on August 8, 2002. This plan was amended by the Board in December 2002. A total of 3,500,000 additional shares were registered under this plan in a Form S-8 filing made by the Company on December 27, 2002. Approval of this plan was not submitted to the vote of the shareholders. Persons eligible to receive stock awards under this plan included "consultants" that provide bona fide consulting services to the Company, excluding any services incident to the raising of capital or promotion or maintenance of a market for the Company's securities. The plan is set to expire 10 years from its inception. The plan is administered by a plan committee of two or more members of the Board. The plan committee can award shares or options to purchase shares at a price in its discretion, so long as the price chosen is not less than 85% of the fair market value of the underlying shares as of the date of the grant.

From August 2002 through February 2003, the Company issued the 5,000,000 shares available under this plan to approximately 26 consultants, employees and directors. Part of this issuance was a grant of 1,000,000 shares to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 1,000,000 shares were issued in January of 2003, but were returned by Mr. Calvert to the Company that same month.

2003 STOCK COMPENSATION PLAN

On February 14, 2003, the board of directors approved the Company's 2003 Stock Compensation Plan as a means of providing directors, key employees and consultants additional incentive to provide services to NuWay. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 15,000,000 shares of the Company's common stock for these purposes, which were registered on a Form S-8 filing on February 27, 2003. Approval of this plan was not submitted to the vote of the shareholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. The board has discretion to set the price of the options, but in no event shall that price be less than 100% of the fair market value of the shares at the time of the grant. The Board may at any time amend or terminate the plan. It does not expire on its terms.

During the months of February, March and April, 2003, the Company issued 9,515,938 shares to approximately 26 consultants, directors, and employees.

The board of directors approved a grant of 3,000,000 shares of stock pursuant to the Company's 2003 Stock Compensation Plan to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 3,000,000 shares were issued in March of 2003. The Board subsequently modified its directive to condition the issuance of shares for officers and directors on shareholder approval of the plans. Mr. Calvert returned those 3,000,000 shares to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of May 22, 2003 (31,041,911 common shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5 percent of the outstanding common stock; and
(ii) all directors and executive officers of the Company, individually and as a group:

           ----------------- ---------------------------------- ------------------------- -----------------
            Title of Class    Name and Address of Beneficial      Amount of Beneficial    Percent of Class
                                         Owner (1)                   Ownership (2)
           ----------------- ---------------------------------- ------------------------- -----------------
                Common       Dennis Calvert                            4,782,000               15.4%
                             23461 S. Pointe Drive
                             Suite 200
                             Laguna Hills, CA 92653

           ----------------- ---------------------------------- ------------------------- -----------------
                Common       Joseph Provenzano                         1,224,936                3.9%
                             23461 S. Pointe Drive
                             Suite 200
                             Laguna Hills, CA 92653

            ----------------- ---------------------------------- ------------------------- -----------------
                Common       Steven Harrison                            622,043                 2.0%
                             23461 S. Pointe Drive
                             Suite 200
                             Laguna Hills, CA 92653

           ----------------- ---------------------------------- ------------------------- -----------------
                Common       Gary Cox                                     -0-                   -0-
                             23461 S. Pointe Drive
                             Suite 200
                             Laguna Hills, CA 92653

           ----------------- ---------------------------------- ------------------------- -----------------
                Common       Augustine Fund, LP                      1,736,250 (3)              5.6%
                             141 W. Jackson, Ste. 2182
                             Chicago, IL 60604

           ----------------- ---------------------------------- ------------------------- -----------------
                Common       All directors and officers,               6,628,979               21.4%
                             individually and as a group

           ----------------- ---------------------------------- ------------------------- -----------------

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options, which are currently exercisable.

(3) This information is according to the latest filing with the SEC by Augustine Fund, LP as of May 22, 2003.

CHANGES IN CONTROL

The board of directors has voted to put to the shareholder vote the conversion of a $1,120,000 note into equity of the Company. The board of directors has elected to recognize the conversion of the note to equity upon the date at which the board of directors approved the conversion to equity, which occurred in March of 2003. The shareholders will vote to ratify the decision at the upcoming meeting scheduled to occur during the third Quarter of 2003. The shares to be issued in exchange for the conversion will not be issued until such time as the proper shareholder approvals can be obtained. If, for any reason the shareholders do not approve the conversion terms, then, the Company would be required to re-state the Company's balance sheet to reverse the conversion transaction. Management believes the shareholders will approve the conversion terms.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of the last fiscal year, other than those described below, there have not been any transactions that have occurred between the Company and its officers, directors and five percent or greater shareholders.

         CALVERT EMPLOYMENT AGREEMENT

In December 2002, the Company entered into an agreement with Dennis Calvert with respect to his employment as president and Chief Executive Officer of the Company. Mr. Calvert's Agreement calls for him to be paid an annual salary of $168,000, be employed for five years, that he work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 10% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 3% of the annual increase in market capitalization value. The compensation plan includes benefits of a car allowance, insurance and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one years base compensation, plus an additional one half years compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.

         PROVENZANO EMPLOYMENT AGREEMENT

In March 2003, the Company entered into an agreement with Joseph Provenzano with respect to his employment as a Director and Secretary of the Company. Mr. Provenzano's Agreement calls for him to be paid an annual salary of $130,800, be employed for five years, that he work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 5% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 1.5% of the annual increase in market capitalization value. The compensation plan includes those benefits of car allowance and insurance benefits and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one years base compensation, plus an additional one half years compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.

         FINANCING AGREEMENT WITH CAMDEN HOLDINGS

During June 2002, the Company entered into a financing agreement with Camden Holdings, Inc., a diversified holding company with interests in many industries including the healthcare industry. The Company received $250,000 in exchange for 1,000,000 shares of its restricted common stock ($0.25 per share). Stockholder consent was not required for the agreement. The share price was determined by the trading price of the stock during the few days leading up to the consummation of the transaction (June 27, 2002), which was a range of $0.24 to $0.30 per share. At the time of the transaction, Camden Holdings, Inc. owned no shares in the Company. After the effect of the Med Wireless, Inc. and Genesis Health Tech, Inc. transactions described below, Camden Holdings owned approximately 1,017,548 shares in addition to the 1,000,000 shares received from the $250,000 investment.

         GENESIS HEALTH TECH, INC.

On June 28, 2002, the Company purchased certain assets from Genesis Health Tech, Inc. ("Genesis"), a wholly owned subsidiary of Camden Holdings. These assets included a database compiled over a 24-month period of healthcare providers in the United States. The business purpose of the transaction was to provide the Company a valuable tool to market its Ultrasound program. The total purchase price of $300,000 was satisfied by the issuance of 666,667 restricted shares of NuWay restricted common stock (at a price of $0.45 per share). The book value of the asset is $255,000, which reflects a 15% discount due to the restrictions on the issued stock. The $300,000 purchase price was a commercially reasonable price in light of the value of the asset to the Company. The transaction received the consent of a majority of NuWay's stockholders, as well as its board of directors. As detailed in the Form 14C filed on September 23, 2002, stockholders owning 3,930,183 shares of the 7,761,353 total shares of common stock then outstanding, consented to the transaction. Camden Holdings was the holder of 1,000,000 shares of common stock at the time of the transaction as a result of the Financing Agreement described immediately above.

         MED WIRELESS, INC.

By way of an agreement dated July 16, 2002 and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology from Med Wireless, Inc. As detailed in the Company's prior filings, pursuant to this license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt (see further discussions below). In return, NuWay would issue to the Med Wireless shareholders 6,600,000 shares of NuWay's restricted common stock. When effectuated, the Med Wireless Agreement resulted in Med Wireless shareholders owning approximately 44 percent of the Company's outstanding shares.

Camden Holdings, Inc. owned 1,000,000 shares (12.9%) of the Company at the time this transaction was approved by the shareholders, and also held a minority interest in Med Wireless. In addition, Summit Healthcare, Inc., which shares a common president with Camden Holdings, Inc., also owned an interest in Med Wireless. Both Camden Holdings and Summit Healthcare received stock in the Company as a result of this transaction. In addition, the Company's president, Dennis Calvert, indirectly owns approximately 9.9% of the shares of Med
Wireless, and received 600,000 shares of the Company as a result of the transaction. Shareholders of the Company owning 3,930,183 shares of the 7,761,353 shares then outstanding consented to the transaction with Med Wireless. In addition, the board of directors approved the transaction.

As a result of Mr. Calvert's agreement to become the president of Med Wireless, Inc. on or about June 15, 2002, he received in the name of New Millennium Capital Partners, LLC a right to, but not actual certificates for, a total of 1,327,700 shares of stock in Med Wireless, Inc., representing 9.9% of the total number of shares of Med Wireless, Inc., and received those shares by virtue of a corresponding reduction of shares then currently held by Camden Holdings, Inc., which, upon its effective date, resulted in New Millennium Capital Partners receiving 600,000 shares of NuWay from the Med Wireless transaction with NuWay. Mr. Calvert was asked by the board of directors to become president of NuWay Medical (known then as NuWay Energy) for the purpose of executing the Plan to Change Business Focus and Turn Around the Company as referenced above in this filing document.

         SALE OF OIL OPERATIONS

NuWay entered into an agreement on December 15, 2002 with Summit Oil and Gas, Inc. to sell the stock of NuWay Resources, Ltd. (its oil and gas subsidiary) for

$100,000 less outstanding liabilities. The Company realized no cash from the sale of these operating units, but was able to contractually insure that it would not retain any liabilities beyond October 1, 2002. In conjunction with the sale of these operations, NuWay recorded a loss of $1,290,948 during the fourth quarter of 2002. The transaction price was determined as a result of the Company receiving no viable suitors, bidders or offers for the assets. In light of the rapidly increasing liabilities and the carrying, management and auditing costs of an unprofitable assets, the stock was sold. The business purpose was to stop the negative cash flow, stop the contingent losses, and the removal of the burden to management the investment.

The president of Summit Oil and Gas, Inc. is Mark Anderson. Mr. Anderson is also president of Camden Holdings, Inc., and Summit Healthcare, Inc., both shareholders of the Company. A shareholder vote was not held in relation to this transaction. Mr. Anderson also served as a consultant to the Company, and received shares of the Company pursuant to its 2002 Consultant Equity Plan.


         SALE OF CASINO OPERATIONS

NuWay entered into an agreement on December 15, 2002, effective October 1, 2002, to sell the stock of its wholly owned casino rental subsidiaries (Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA) to Casino Ventures Partners, a Nevada Partnership. The purchase price for the stock was $300,000 less all outstanding liabilities of the two subsidiaries. The transaction price was determined as a result of the Company receiving no viable suitors, bidders or offers for the assets. In light of the rapidly increasing liabilities and the carrying, management and auditing costs of unprofitable assets, the stock was sold. The business purpose was to stop the negative cash flow, stop the contingent losses, and the removal of the burden to management the investment. As the offsetting liabilities exceeded the purchase price and the Company received no funds. The Company recorded a loss from operations through September 30, 2002 of $147,247 and a loss of $1,376,733 on disposal.

Management was alerted by its onsite managers employed by the Company that they had received a notice of tax levy and seizure by the foreign government related to more than $250,000 in US Dollars allegedly owed by the local operating subsidiaries. Management found the representations by its managers to be inconsistent and unreliable. Management suspected that its assets were being illegally depleted by its local staff. Local police authorities notified the Company that a former employee was being pursued criminally for embezzlement. Management attempted to secure consultants who would travel to Peru and Columbia to conduct a physical inspection and restore order to its operations, but was unable to accomplish this goal due to the perceived risk to individual safety. In light of the increasing liabilities, language and cultural barriers, political unrest, cost of carrying the assets, cost of audit and maintenance, relative age of the assets, and its lack of core value to the business plan as going forward, the Board entered into the decision that was consummated.

         NEW MILLENNIUM CAPITAL PARTNERS, LLC PURCHASE OF STOCK AND NOTE FROM CAMDEN HOLDINGS, INC., AND SUMMITT VENTURES, INC.

New Millennium Capital Partners, LLC, a Nevada limited liability company controlled by Company president Dennis Calvert, purchased a promissory note held by Summitt Ventures (see detail below), and also purchased an aggregate of 4,182,107 shares of the Company's common stock from Camden Holdings and Summit Healthcare, Inc. in exchange for $900,000, payable in the form of a promissory note. The share certificates representing these shares were delivered to Mr. Calvert on April 9, 2003. This note is secured by the shares of common stock of the Company sold in the transaction and is further secured by common stock of the Company held by Mr. Calvert. Mark Anderson, president of Camden Holdings, Summit Healthcare, and Summitt Ventures, conditioned the purchase by New Millennium on the Company converting the promissory note to common stock. The conversion of the note held by New Millennium is a matter to be brought before the shareholders at the next shareholder meeting scheduled for the third quarter 2003.

         CONVERSION OF $1,120,000 NOTE TO STOCK

On March 26, 2003, the board of directors of the Company voted to convert a promissory note owed by the Company in the face amount of $1,120,000 held by New Millennium Capital Partners, LLC, a Nevada limited liability company controlled by the Company's president Dennis Calvert, into common stock of the Company at a 37.5% discount to market price. New Millennium consented to the conversion.

The business purpose of this transaction was to retire $1,120,000 in debt owed by the Company with the effect increasing shareholder equity by that amount. The board of directors determined that a discount to market price was appropriate given that (i) given the quantity of the shares issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be labeled with a restrictive legend requiring fulfillment of Rule 144 prior to sale on the open market, thus precluding their sale prior to one year from the date of the transaction. The board of directors at the time determined that a 37.5% discount was appropriate.

The board of directors has modified its resolution converting the shares and made the conversion conditional upon receiving shareholder approval of the conversion at the Company's next shareholder meeting per NASDAQ Marketplace rules. New Millennium has agreed to extend the terms of the note 90 days, from June 15, 2003 to September 15, 2003, to allow sufficient time to obtain a shareholder vote. Management anticipates that the Company will hold its annual shareholder meeting in July or August 2003.



ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to December 31, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's president. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2003                            NuWay Medical, Inc.
                                               By: /S/ Dennis Calvert
                                               -----------------------------
                                               Dennis Calvert, President,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


            NAME                          TITLE                          DATE


/s/   Dennis  Calvert       Chairman of the Board,
---------------------       Chief Executive Officer, President and
Dennis Calvert              Interim  Chief  Financial  Officer      May  22,  2003


/s/   Joseph  Provenzano
------------------------
Joseph  Provenzano           Director                              May  22,  2003

/s/   Steven  V.  Harrison  II
------------------------------
Steven  V.  Harrison  II     Director                              May  22,  2003



CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE
--------------------------------------------------------------------------------
ACT  OF  1934, RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE
--------------------------------------------------------------------------------
SARBANES-OXLEY  ACT  OF  2002
-----------------------------

In connection with the Annual Report of NuWay Medical, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Calvert, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I  have  reviewed  this annual report on Form 10-KSB of NuWay Medical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Dennis  Calvert
--------------------
Dennis  Calvert,  President,
Chief  Executive  Officer,  and
Interim  Chief  Financial  Officer
May  22,  2003


                          INDEX TO FINANCIAL STATEMENTS



------------------------------------------------------------------------------------------------------ -----------------------
                                                                                                                Page
------------------------------------------------------------------------------------------------------ -----------------------
Report of Independent Auditors - Haskell & White LLP                                                            F-2

------------------------------------------------------------------------------------------------------ -----------------------
Report of Independent Auditors - Shubitz Rosenbloom & Co., P.A.                                                 F-3

------------------------------------------------------------------------------------------------------ -----------------------
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                                       F-4

------------------------------------------------------------------------------------------------------ -----------------------
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001                            F-5

------------------------------------------------------------------------------------------------------ -----------------------
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and            F-6
2001

------------------------------------------------------------------------------------------------------ -----------------------
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001                            F-8

------------------------------------------------------------------------------------------------------ -----------------------
Notes to Consolidated Financial Statements                                                                      F-10

------------------------------------------------------------------------------------------------------ -----------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
NuWay Medical, Inc. (F/K/A NuWay Energy, Inc.)

            We have audited the consolidated balance sheet of NuWay Medical, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Medical, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

            As discussed in notes 1 and 3 to the consolidated financial statements, the Company exited several business lines during 2002 through the sale of interests in subsidiaries and the discontinuance of operations.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses from operations and is seeking to implement its business plan with a new industry focus. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                             /s/ HASKELL & WHITE LLP

Irvine, California
May 12, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
NuWay Energy, Inc. (F/K/A Latin American Casinos, Inc.) and Subsidiaries

            We have audited the consolidated balance sheet of NuWay Energy, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Energy, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

            As discussed in note 4 to the consolidated financial statements, the Company reduced its asset values and has charged operations for 2001 with a $3,015,182 asset impairment charge.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's significant operating losses raise doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          /s/ SHUBITZ ROSENBLOOM & CO., P.A.

Miami, Florida
April 10, 2002



                                            ASSETS
                                            ------
                                                                         December 31,

                                                                      2002           2001
                                                                 -------------- --------------
CURRENT ASSETS
  Cash and Cash Equivalents                                       $        521   $    440,827
  Accounts Receivable, Net of  $25,000 of Allowance
    For Doubtful Accounts in 2001                                            -        234,054
  Inventory                                                                  -        475,291
  Prepaid Expenses and Other Current Assets                                  -        156,958
                                                                 -------------- --------------
              Total Current Assets                                         521      1,307,130
                                                                 -------------- --------------
PROPERTY AND EQUIPMENT - NET                                            28,844      2,360,135
                                                                 -------------- --------------

OTHER ASSETS
  Accounts Receivable Long-Term, Net of Allowance For
    Doubtful Accounts of $150,000 in 2001                                    -        450,000
  Deposits                                                                   -         26,693
  Notes Receivable - Officers and Affiliates                                 -        440,000
  Other Assets                                                               -          6,374
  Marketing Database (Note 5)                                          255,000              -
  Med Wireless License (Note 5)                                      4,090,000              -
                                                                 -------------- --------------

              Total Other Assets                                     4,345,000        923,067
                                                                 -------------- --------------
TOTAL ASSETS                                                      $  4,374,365   $  4,590,332
                                                                 ============== ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $  1,131,579   $    985,776
  Note Payable (Notes 5 and 12)                                      1,120,000              -
  Debentures Payable, net                                              150,000      2,400,004
                                                                 -------------- --------------
              Total Current Liabilities                              2,401,579      3,385,780
                                                                 -------------- --------------


COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
 EVENTS (NOTES 9, 11 and 12)

STOCKHOLDERS' EQUITY
  Convertible Preferred Series A, $.00067 Par Value, 25,000,000

        Shares Authorized, None Outstanding                                  -              -
  Common Stock, $.00067 Par Value, 100,000,000 Shares
       Authorized, 17,137,727 and 5,078,783 Shares Issued
       at 2002 and 2001, respectively                                   11,483          3,402
  Additional Paid-In Capital                                        20,289,936     15,137,225
  Accumulated Other Comprehensive Loss                                       -       (544,539)
  Accumulated Deficit                                              (18,201,629)   (13,264,532)
  Treasury Stock, at cost, 44,900 Shares Held in 2002 and 2001        (127,004)      (127,004)
                                                                 -------------- --------------
              Total Stockholders' Equity                             1,972,786      1,204,552
                                                                 -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,374,365   $  4,590,332
                                                                 ============== ==============

The accompanying notes are an integral part of these financial statements.

                       NUWAY MEDICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                              FOR THE YEARS ENDED
                        AS OF DECEMBER 31, 2002 AND 2001


                                                         Years Ended December 31,
                                                              2002          2001
                                                       --------------- --------------
Revenue
  Rental Income                                           $         -   $     3,600
                                                       --------------- --------------
              Total Revenues                                        -         3,600
                                                       --------------- --------------


Costs and Expenses
  Selling, General and Administration                       2,157,289     2,600,371
  Depreciation, Depletion and Amortization                      9,938         6,109
  Expenses Associated With Stock Issued for Services          987,944       405,650
  Cancellation of prior year warrant compensation          (1,659,750)            -
  Repricing of Stock Options                                        -      (230,650)

  Impairment Charges                                                -        86,295
                                                       --------------- --------------
              Total Costs and Expenses                      1,495,421     2,867,775
                                                       --------------- --------------


Loss from operations                                       (1,495,421)   (2,864,175)
                                                       --------------- --------------


Other Income and Expense
  Interest Income (Expense)                                   (45,026)      121,695
  Other Income                                                 51,767           240
                                                       --------------- --------------
              Net Other Income                                  6,741       121,935
                                                       --------------- --------------


Loss Before Income Taxes                                   (1,488,680)   (2,742,240)
Provision for Income Taxes (Benefit)                                -             -
                                                       --------------- --------------
Net Loss from Continuing Operations                        (1,488,680)   (2,742,240)
                                                       --------------- --------------

Loss from Discontinued Operations (Note 3)                 (3,448,417)   (3,910,193)
                                                       --------------- --------------
Net Loss                                                  $(4,937,097)  $(6,652,433)
                                                        ============== ==============
Loss Per Common Share - Basic and Diluted
  Loss per share from Continuing Operations               $     (0.15)  $     (0.65)
                                                          ============  ============
  Loss per share from Discontinued Operations             $     (0.35)  $     (0.93)
                                                          ============  ============
  Net Loss per Share                                      $     (0.50)  $     (1.56)
                                                          ============  ============
  Weighted Average Common Share Equivalents Outstanding     9,791,396     4,255,903
                                                          ============  ============

The accompanying notes are an integral part of these financial statements.

                       NUWAY MEDICAL, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001



                                      Common Stock                                     Accumulated
                             --------------------------------
                                 Number          Par         Additional         Other          Retained               Comprehensive
                                   of           Value         Paid-In       Comprehensive      Earnings    Treasury     Income
                                 Shares        $.00067        Capital       Income (Loss)      (Deficit)     Stock      (Loss)
                             ---------------  ------------ --------------- -------------- --------------- ------------ -------------

BALANCE DECEMBER 31, 2000         4,225,000      $  2,830    $ 13,796,612   $  (560,326)    $(6,612,099)     $(5,235)     $      -
ADJUSTMENT FOR FOREIGN
     CURRENCY TRANSLATION
                                                                                  15,787                                     15,787

STOCK ISSUED FOR SERVICES           187,500           126         405,524
REPRICING ON VARIABLE
     OPTION PLAN
                                                                (230,460)
TREASURY STOCK                                                                                              (121,769)
CONVERSION OF DEBENTURES            666,283           446       1,165,549
NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 2001
                                                                                             (6,652,433)                (6,652,433)
                             ---------------  ------------ --------------- -------------- --------------- ------------ ------------
BALANCE DECEMBER 31, 2001         5,078,783      $  3,402    $ 15,137,225   $  (544,539)   $(13,264,532)   $(127,004)

COMPREHENSIVE  LOSS FOR
    THE YEAR ENDED
    DECEMBER 31, 2001                                                                                                $  (6,636,646)
                                                                                                                   ================

The accompanying notes are an integral part of these financial statements.

                                      F-6


                       NUWAY MEDICAL, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


                                       Common Stock
                                 -----------------------------              Accumulated
                                  Number         Par         Additional        Other        Retained                 Comprehensive
                                    of          Value         Paid-In      Comprehensive    Earnings      Treasury     Income
                                  Shares       $.00067        Capital      Income (Loss)   (Deficit)        Stock       (Loss)
                                 ------------ ------------ --------------- ------------  --------------- ------------ ------------
STOCK ISSUED FOR SERVICES          2,459,707        1,649         986,295
CONVERSION OF DEBENTURES           1,332,570          893       2,331,705

        CANCELLATION OF WARRANTS                              (1,659,750)

STOCK ISSUED FOR
    INTANGIBLES                      666,667          447         254,553
STOCK ISSUED FOR LICENSE OF
    MED WIRELESS SOFTWARE
                                   6,600,000        4,422       2,965,578
REALIZED LOSS OF FOREIGN
CURRENCY TRANSACTIONS
                                                                               544,539                                    544,539
WARRANTS ISSUED UNDER
    EMPLOYMENT AGREEMENT
                                                                   25,000
STOCK ISSUED UNDER
    COMMON STOCK
    PURCHASE AGREEMENT
                                   1,000,000          670         249,330
NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 2002
                                                                                            (4,937,097)                 (4,937,097)
                                  ------------ ------------ --------------- ------------  --------------   ------------ -----------
BALANCE DECEMBER 31, 2002         17,137,727    $  11,483     $20,289,936    $       -   $ (18,201,629)     $ (127,004)
                                 ============ ============ =============== ============  ===============    ============

COMPREHENSIVE (LOSS) FOR
    THE  YEAR ENDED
    DECEMBER 31, 2002                                                                                                 -------------
                                                                                                                      $ (4,392,558)
                                                                                                                      =============
The accompanying notes are an integral part of these financial statements.



                       NUWAY MEDICAL, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


                                                                                Years Ended December 31,
                                                                                   2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------

  Net Loss                                                                     $(4,937,097)  $(6,652,433)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
      Depreciation, Depletion and Amortization                                       9,938         6,109
      Issuance of Stock for Services                                               987,944       471,650
      Cancellation of prior year warrant compensation                           (1,659,750)            -
      Asset Impairment Charges From Discontinued Operations                              -     3,015,182
      Loss on disposal of Discontinued Operations                                3,448,417             -
      Cash Used in Discontinued Operations                                               -     1,183,677
      Realized Loss of Foreign Currency Translation                                544,539             -
      Issuance of Warrants as Compensation                                          25,000             -
      Issuance of Warrants and Options
            accounted for as compensation and repricing of options                       -      (230,462)
      Amortization of Deferred Debt Issuance Costs                                       -        64,500
      Increase (Decrease) in Prepaid Expenses and Other Current Assets             163,332       (18,484)
      Increase in Accounts Payable and Accrued Expenses                            287,371       542,225
                                                                               ------------  ------------
    Net Cash Used In Operating Activities                                       (1,130,306)   (1,618,036)
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Cash Used in Discontinued operations                                                 -    (1,802,655)
    Acquisition of Treasury Stock                                                        -      (121,197)
    Issuance of Notes Receivable to Officers and Affiliates                              -      (440,000)
    Decrease in Notes Receivable to Officers and Affiliates from
    Severance Packages                                                             440,000             -
                                                                               ------------  ------------
    Net Cash Provided By (Used In) Investing Activities                            440,000    (2,363,852)
                                                                               ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 -------------------------------------
    Proceeds from Sale of Securities                                               250,000             -
                                                                               ------------  ------------
    Net Cash Provided By Financing Activities                                      250,000             -
                                                                               ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (440,306)   (3,981,888)

CASH AND CASH EQUIVALENTS - BEGINNING                                              440,827     4,422,715
                                                                               ------------  ------------


CASH AND CASH EQUIVALENTS - ENDING                                             $       521   $   440,827
                                                                               ============  ============
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:


The accompanying notes are an integral part of these financial statements.



                       NUWAY MEDICAL, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period for:
  Interest                                                                       $         -   $         -
                                                                                 ============  ============
  Income Taxes                                                                   $         -   $         -
                                                                                 ============  ============

Conversion of Debentures and Accrued Interest to Capital                         $ 2,332,598   $ 1,165,995
                                                                                 ============  ============
Issuance of Stock for Capitalized Assets:

  Database Purchase in Exchange for Common Stock                                 $   255,000   $         -
                                                                                 ============  ============

  License Rights from Med Wireless Inc. in Exchange for Common Stock valued
   at $2,970,000 and the assumption of $1,120,000 Note Payable (Notes 5 and 12)  $ 4,090,000   $         -
                                                                                 ============  ============



The accompanying notes are an integral part of these financial statements.



                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

Note 1.  Business and Organization

NuWay Energy, Inc., a Delaware Corporation, (formerly known as Latin American Casinos, Inc.) changed its name to NuWay Medical Inc. (NuWay) in October 2002. The name change reflects the Company's new operating focus after NuWay acquired fifteen-year licensing rights to certain medical technology from Med Wireless, Inc. in July 2002. The Med Wireless software is a HIPAA compliant technological solution to electronically organize, store, and retrieve medical records and medical images.

The Company formed NuWay Sports Medicine Ventures, LLC (subsequently renamed NuWay Sports LLC) in December 2002, and holds 51 percent ownership. Although formed in 2002, the subsidiary did not become active until 2003. NuWay Sports was created to market a variety of products and services to the sports industry with an emphasis on health and technology related products. NuWay Sports' flagship product is its Player Record Library System, ("PRLS"). PRLS is a secure database for athlete/patient medical data that can be acquired, displayed, analyzed, interpreted, and archived in a completely digital format.

As part of the new business strategy the Company sold, or discontinued operations of, its four wholly owned subsidiaries at October 1, 2002: (i.) NuWay Resources, Ltd., which conducted oil and gas exploration activities, primarily in western Canada; (ii.) Latin American Casinos del Peru, S.A. and (iii.) Latin American Casinos of Colombia LTDA, which were both engaged in the rental of slot machines and other gaming equipment to casino operators in Latin America; and, (iv.) World's Best Rated Cigars, Inc., a marketer of premium cigars at discounted prices in the United States. World's Best Rated Cigars was dissolved and the other three subsidiaries were sold in their entirety to third parties. The sale of these operating segments was completed without recourse as all liabilities and remaining assets were transferred to the purchaser in lieu of any cash. The Company recorded a loss on disposal of these entities of $3,448,417. (See Note 3)

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2002, the Company has limited liquid resources, recurring losses from operations and is seeking to implement its business plan with a new industry focus.

Although the Company raised capital of $259,661 from January 1, 2003 to April 21, 2003 (note 12), the Company had a cash balance of approximately $40,000 as of May 1, 2003, which is insufficient to meet operating expenses for any extended period. Management believes that the Company will be required to raise additional capital to sustain operations for the next twelve months and is actively reviewing a number of proposals being made to the Company by private investors and investment bankers. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

Management believes it will be successful in selling its PRLS software applications. The Company expects to secure agreements during the next quarter. The Company's PRLS has recently been introduced to the marketplace and generated approximately $40,000 in revenues during the first 60 days of it becoming market ready in the first quarter of 2003. PRLS is being used by very high profile NFL franchises and it is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities.

The Company is in negotiations with multiple parties to sell its PRLS system, including certain significant agreements that can generate annual fees in excess of $2,000,000 in revenues per contract, if the Company is successful in concluding those negotiations. Management believes it will be successful in selling its PRLS product offering, however that result cannot be assured.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


The most recent agreement to retire the Company's only significant outstanding debt ($1,120,000), which is subject to a shareholder vote at the Company's annual shareholder meeting, which Management has scheduled to take place during the third quarter 2003 means that if approved, the Company's need for capital is primarily related to expansion, marketing and new business development. Management believes the shareholder approvals for the conversion of the outstanding note to equity will be approved.

The Company has relied upon its stock award plans (the 2002 Consultant Equity Plan and the 2003 Stock Compensation Plan) to compensate consultants and employees who have assisted in developing and executing the Company's business plan. While the Company's reliance on its these plans has been significant, it has allowed the Company to build its marketing, legal, technology, and operations staffing needs. In many ways, the Company has been successful in repositioning its business for success because of the availability of the plans and its purposeful use. Management hopes to lessen its reliance upon these plans as it collects revenues from sales and is able to raise additional capital.

In order to continue to upgrade its software technology the Company has an ongoing commitment to invest in product development and research. Its current budget includes a full staff of IT professionals working on a contract basis and the staff will need additional manpower, equipment and resources. The budget for this is currently estimated to be not less than $500,000 over the next 12 months and will be increased as new customers enter into agreements with the Company.

Management anticipates that the Company will have need to add additional staff over the next 12 months. While it has 3 full time employees as of May 12, 2003, the Company also relies on at least 12 consultants who work on behalf of the Company. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis.

Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to establish and grow a revenue stream, attain a reasonable threshold of operating efficiencies, achieve profitable operations and attract new sources of capital. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2.  Summary of Significant Accounting Policies

a)       Principles of Consolidation

       The consolidated balance sheet at December 31, 2002 includes the accounts of NuWay Medical, Inc. and NuWay Sports, LLC. The Company has significant influence of the business operations of NuWay Sports and operations are consolidated. All significant inter-company balances have been eliminated in consolidation. Operations for NuWay Sports LLC were not significant for the period from inception to December 31, 2002. The consolidated statements of operations and cash flows for the year ended December 31, 2002, as well as the consolidated financial statements for the year ended December 31, 2001 also include the results of the activities of the subsidiaries mentioned in Note 1 above up to the date of disposal. See
       Note 3.

b)       Property and Equipment

       Property and Equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the respective asset. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       c)         Impairment of Long-Lived Assets

       The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which supercedes previous guidance. As discussed in Note 3, the Company discontinued several operations during the year ended December 31, 2002. For the year ended December 31, 2001, the Company had evaluated certain of the assets used in these operations and recorded an impairment charge of $3,015,182 (Note 4).

       d)          Revenue Recognition

       The Company plans to recognize revenue from its new medical technology business in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." For hardware sales, revenue will be recognized upon shipment to customers. Revenue from the licensing of software products will be recognized on shipment to and acceptance by customers, and over the applicable license period. Revenue from software maintenance agreements will be recognized ratably over the term of the agreement. Annual software maintenance charges and upgrade fees will be recognized ratably over the period covered.

       e)         Earnings (Loss) Per Share

       The Company reports basic and diluted earnings per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2002 and 2001, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the antidilutive effect of the warrants and stock options on the Company's net loss.

       For the years ended December 31, 2002 and 2001, the computation of basic EPS was as follows:

                                                                     2002                      2001
                                                              ------------------        -----------------
                Numerator - net loss from
                  continuing operations                       $        1,488,680        $       2,742,240
                Denominator - weighted shares
                  outstanding                                          9,791,396                4,255,903
                                                              ------------------        -----------------
                Loss per share                                $           (0.15)        $          (0.64)
                                                              ==================        =================

                                                                     2002                      2001
                                                              ------------------        -----------------
                Numerator - net loss from
                  discontinued operations                     $        3,448,417        $       3,910,193
                Denominator - weighted shares
                  outstanding                                          9,791,396                4,255,903
                                                              ------------------        -----------------
                Loss per share                                $           (0.35)        $          (0.92)
                                                              ==================        =================

                                                                     2002                      2001
                                                              ------------------        -----------------
                Numerator - net loss                          $        4,937,097        $       6,652,433
                Denominator - weighted shares
                  outstanding                                          9,791,396                4,255,903
                                                              ------------------        -----------------
                Loss per share                                $           (0.50)        $          (1.56)
                                                              ==================        =================

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       f)         Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, uncollectible accounts receivable, asset depreciation and amortization, and taxes, among others.

       g)          Stock Options and Warrants issued for Services

       As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

       Had compensation cost for options issued under the 1994 Stock Option Plan, as described more fully in Note 7, been determined based upon the fair value at the grant date for options granted, consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                             2002                       2001
                                                             ----                       ----

Net Loss - as reported                                     $(4,937,097)              $(6,652,433)
Deduct: stock-based employee compensation
expenses determined under fair value based
                                                           ------------             -------------
method                                                         (10,021)                         -
                                                           ------------             -------------
Net Loss - pro forma                                       $(4,947,118)              $(6,652,433)
                                                           ============              ============
Loss per share - as reported                                                                    -
                                                                                              $
Basic and Diluted                                            $   (0.50)                    (1.56)
                                                           ============              ============
Loss per share - pro forma
Basic and Diluted                                            $   (0.51)                 $  (1.56)
                                                           ============              ============

       For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the agreement for such services.

       h)         Advertising

       The Company expenses all advertising costs as incurred. Included in the statement of operations is approximately $13,000 and $111,000 of advertising expense charged to operations for the years ended December 31, 2002 and 2001, respectively. Substantially all advertising expenses incurred were paid through issuance of common stock.

       i)         Fair Value of Financial Instruments

     As of December 31, 2001 and 2002, management believes the fair value of all financial instruments approximated carrying value.

     j) Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement No. 145 amends Statement No. 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement No. 145 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement No. 146 to have a material impact on the Company's financial results.

     In November 2002, the FASB issued Interpretation No. (Interpretation) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The changes required by Interpretation 45 are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

     characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46.

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying value of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As required, the Company adopted the provisions of Statement No. 143 for the quarter ended March 31, 2003. Management does not believe adoption of this standard will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

     k)             Reclassifications

     Certain amounts in the accompanying 2001 financial statements have been reclassified to conform to 2002 presentation, primarily those items having to do with discontinued operations. (See Note 3)

Note 3.   Discontinued Operations

         Sales of Assets Not in the Ordinary Course of Business

In order to focus on our primary business opportunity, the Company divested our non-core businesses during the year 2002. These businesses included a slot machine rental and remanufacturing subsidiary in South and Central America, the distribution and sale of premium brand cigars, and an oil and gas development subsidiary in Canada. The stock of both the slot machine rental subsidiaries (Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation), and the oil and gas subsidiary, NuWay Resources, Ltd., were sold to third parties effective October 1, 2002. The cigar business was shut down and discontinued effective November 30, 2002.

A description of the discontinued operations is as follows:

                  Latin American Casinos Subsidiaries - History and Sale

The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company had been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly owned subsidiaries Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation. In 1994, the Company formed its Peruvian subsidiary, and in late 1995 the Company formed its Colombian subsidiary.

The Company had concentrated its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and were refurbished for use in South and Central America. As of September 30, 2002, the Company had approximately 300 machines under rental contracts in Peru and Colombia.

On December 15, 2002, the Company entered into an agreement to sell 100 percent of the stock of the Latin American Casinos subsidiaries, with an effective date of October 1, 2002. The Company realized no cash from the sale of those operating units, but was able to contractually insure that NuWay would retain no liabilities related to this business after October 1, 2002. As a result of the sale, the Company recorded a loss of $1,376,733 during the fourth quarter of 2002.

                  World's Best Rated Cigar Company - History and Sale

In September 1997, the Company incorporated World's Best Rated Cigar Company, as a wholly owned subsidiary to distribute premium cigars within the United States. During November 2002, the Company discontinued operations and disposed of the remaining inventory and other assets. A loss of $179,750 was recorded in the fourth quarter of 2002 as a result of this disposal.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                  NuWay Resources, Ltd. - History and Sale

Since July 2001, the Company directed part of its efforts to oil and gas exploration and development in Canada. The Company (through its wholly owned subsidiary NuWay Resources, Ltd., a Nevada corporation) purchased a 30 percent working interest in the Superb area of Saskatchewan, Canada and a 20 percent working interest in the Altares Gas project in Northeast British Columbia. The subsidiary's ownership interests in the oil fields were characterized as "minority" ownership working interests. This classification meant that future development and capital expenditures and losses would be directed by the controlling owners, (who were parties unaffiliated with the Company) and not NuWay. Despite that lack of control, NuWay would continue to be obligated to share in the costs on a pro-rata basis.

While these properties had proven reserves of oil and natural gas, the controlling owners ultimately found the extraction and processing of the natural reserves had become too difficult and too costly to continue. Neither project had generated positive cash flow to NuWay after considering the cost of development and administrative and management expenses. Further, neither project had any expectation of generating positive cash flow to the Company for the foreseeable future, and as a working interest owner, the NuWay would be liable for the cost of continued development, maintenance and re-drilling efforts. The managing owners of the properties have significant ownership interests in other oil and gas projects and they had communicated to management their intent to invest their resources in other projects, rather than focus on these properties.

On September 3, 2002, the Company indicated in a press release that it intended to spin off the oil and gas subsidiary NuWay Resources, Inc. into a separate public company. At that time, the Company began negotiations with the senior ownership party in Canada to determine the value and explore the feasibility of such a plan. At the same time, the Company began a process to determine if additional energy related assets could be acquired by the subsidiary as part and parcel to the spin-off. Management was notified during these negotiations (in the fourth quarter) that the senior management partner intended to redirect their business focus away from these assets and into more lucrative properties. The uncertainty as to the future disposition of the assets, as well as uncertainty of the potential for additional capital call provisions and thus unknown future liabilities made the spin-off unworkable.

NuWay entered into an agreement on December 15, 2002 with Summit Oil and Gas, Inc. to sell the stock of NuWay Resources, Ltd. for $100,000 less outstanding liabilities. The Company realized no cash from the sale of these operating units, but was able to contractually insure that it would not retain any liabilities beyond October 1, 2002. In conjunction with the sale of these operations, NuWay recorded a loss of $1,290,948 during the fourth quarter of 2002.

The results of operations of the Company's oil and gas, casino, and cigar distribution operations have been shown as discontinued operations. The results of operations for the discontinued operations for the years ended December 31, 2002 and 2001 are as follows:



                                                                     2002                      2001
                                                              ------------------        ------------------

              Revenues                                        $          629,415        $          746,242
              Operating expenses                                       1,230,401                 1,641,253
              Asset impairment charges                                        --                 3,015,182
                                                              ------------------        ------------------
              Loss from discontinued operations
                prior to disposal                                      (600,986)               (3,910,193)
              Loss on disposal of discontinued
                operations                                           (2,847,431)                     -
                                                              ------------------        ------------------
              Loss from discontinued operations               $      (3,448,417)        $      (3,910,193)
                                                              ==================        ==================


                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

Note 4.           Property and Equipment

Property and Equipment are summarized as follows:

                                                     December 31,
                                               2002                2001
                                          ----------------    ---------------
Furniture, Fixtures & Office Equipment            $42,753       $ 151,818
Exploration & Development Equipment              -                   933,624
Oil and Gas Properties at Cost                   -                   752,067
Land and Building                                -                    35,000
Rental Equipment                                 -                 1,039,008
Transportation Equipment                         -                     2,862
                                          ----------------    ---------------
Total                                              42,753          2,914,379
Less:  Accumulated Depreciation                    13,909            554,244
                                          ----------------    ---------------
Property and Equipment - Net                      $28,844        $ 2,360,135
                                          ================    ===============

During 2001, the Company recorded several asset impairment charges related to the assets used in the now discontinued operations (Note 3). In 2001, the Company recorded a reduction in value for certain slot machine parts of $194,000 and recorded an asset impairment charge for all gaming equipment of $2,789,182. The reduction of value on the gaming equipment was the result of an appraisal, which was used to determine the value in light of political changes and government mandated review in Peru. The Company also recorded a $32,000 impairment charge relative to the value of a cigar factory owned in Nicaragua. These aggregate impairment charges of $3,015,182 have been included in the losses from discontinued operations (Note 3) as reclassified in the statement of operations for the year ended December 31, 2001.

See Note 3 for discussion of operations discontinued during 2002 at which time the Company's remaining assets, except for certain furniture, fixtures and office equipment in its corporate offices, were sold or disposed of in connection with the cessation of the related operations.

Furniture, fixtures and office equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is five years. This represents the only remaining property and equipment as of December 31, 2002.

Note 5.           Intangible Assets

The Company has the following Intangible Assets at December 31, 2002: a marketing database purchased from Genesis Health Tech, Inc. on June 28, 2002 and certain software technology licensed from Med Wireless, Inc. on August 21, 2002. The database is a comprehensive listing of healthcare providers in the U.S. and represents a valuable tool for phone, mail and direct marketing activities related to NuWay's new medical technology products. The technology licensed from Med Wireless relates to the movement of medical images and data over the Internet and via handheld wireless devices and is critical to the Company's new PRLS product as well as future products. No amortization was recorded for these intangible assets in 2002 as the Company did not begin to utilize the database nor generate sales of products derived from this technology until 2003.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


Management has determined the value assigned to each of these intangibles based on the market price of the Company's common stock at the date of agreement of each transaction, as adjusted for applicable discounts. Based on additional analyses, these valuations have been adjusted from those values originally disclosed in the Company's quarterly report on Form 10-QSB for the period ended September 30, 2002. The database acquired has been valued based on the 666,667 shares issued and the closing market price on June 28, 2002 of $.45 per share, less a 15% discount for the restricted nature of the common stock issued, or $255,000. The license agreement has been valued based on the 6,600,000 shares of common stock issued, approximately 44% of the outstanding stock after issuance, and the closing market price on August 21, 2002 of $.60 per share. This value was reduced by a 25% discount relative to the restricted nature of the common stock issued and the inherent lack of marketability associated with the issuance of such a significant block. The value of the license agreement has been recorded as the sum of the stock issued for the license agreement valued at $2,970,000 and the note payable assumed of $1,120,000 (Note 12) or an aggregate $4,090,000.

During the quarter ended September 30, 2002, we had valued the marketing database at the fair market value of shares issued. On the date of issuance, the NASDAQ closing price for NuWay common stock was $.45 per share, resulting in a valuation of $300,000 for the 666,667 shares issued. Similarly, the license agreement was valued at the value of the assumed note ($1,120,000) plus $3,500,000, or $.53 per share, which was a discount of approximately 10% to the closing price of the stock on the date of issuance ($.60). The discount of 10% was applied to the value of the stock to reflect the restricted nature of the common stock issued and the inherent lack of marketability associated with the issuance of such a significant block. After discussions with valuation experts and our accountants, we decided to discount the value of the database and increase the discount on the license as described above.

The intangible assets will first be amortized when the product is available for general release to customers, which occurred during the first quarter of 2003. The annual amortization for the marketing database and the license agreement will be recorded using the straight-line method over the estimated economic life of the respective asset, initially estimated at 5 years for both intangible assets. Should the economic life in the future be determined to be less than initially expected the estimated life and resulting amortization will be adjusted prospectively.

Note 6.           Stock, Stock Options and Warrants Issued for Services

At December 31, 2002, there were 2,636,000 of unrestricted shares scheduled to be issued January 2003 for services performed in 2002. Of this amount, 1,200,000 shares were issued to executive officers and the remaining balance was issued to various individuals for consulting, legal and accounting services. Compensation and consulting expense equal to the market value of the stock at the date of issuance totaling $645,000 was accrued in December 2002.

In December 2000, the board of directors authorized the issuance of 3,300,000 private five year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of these warrants as well as 200,000 shares of restricted stock were issued to the executive officers. Compensation expense was recorded equal to the market value of the restricted stock, $350,000. The remaining warrants were issued to consultants and the executive officers for services and were valued at $1,991,700 using the Black-Scholes option pricing model using a 68.3% volatility factor and an interest-free interest factor of 5.8%. This amount was originally recorded as expense in December 2000. In February 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled and $1,659,750 of expenses previously recorded in year 2000 was reversed in accordance with the provisions of Accounting Principles Board Opinion No. 25.

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

In August 2002, the Company issued a warrant to purchase 100,000 shares of common stock at $0.30 per share through February 23, 2004 to a former executive in connection with his resignation from the Company. The Company recorded compensation expense of $25,000 based on the difference between the exercise price and the market price at the date of issuance.

Note 7.           Investment Banker Warrants

Effective June 5, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and capital structuring. The duration of the contract is for five years. In consideration for these services, the Company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998, which can be exercised through June 5, 2003.

Effective February 8, 2000, the board of directors reduced the exercise price to $1.06, which was the closing price of the stock on that date. At December 31, 2002, these warrants have fully vested and are irrevocable.

Note 8.           Stock Compensation Plans

1994 Stock Option Plan

On June 13, 1994, the board of directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10 percent of the outstanding shares of the voting stock of the Company). The 1994 Plan will terminate in June 2004, unless terminated earlier by action of the board of directors. In June 1999, the Company increased the shares allocated to the plan to 1,500,000.

At December 31, 2002 and 2001, the Company had options outstanding and exercisable as follows:

                                                      Number of Shares         Price Per Share
                                                      ------------------    ----------------------
Options Outstanding at January 1, 2001                          237,500             $1.00 - $1.75
Options Outstanding at December 31, 2001                        237,500             $1.00 - $1.75
Options Expired                                               (172,500)                     $1.00
                                                      ------------------
Options Outstanding at December 31, 2002                         65,000             $1.00 - $1.75
                                                                 ======

All outstanding stock options and warrants were fully exercisable at December
31, 2002. The following shows the years in which these options and warrants will expire:

                                                                                        Employee Stock
                                                                Investment Banker        Options and
                                        Private Warrants             Warrants              Warrants
                                     ------------------------ ----------------------- -------------------
           Range of Prices                    $1.75                   $1.06            $0.30 to- $1.75
           ---------------

           To Expire in 2003                    -                    225,000                65,000
           To Expire in 2004                    -                       -                100,000 (1)
           To Expire in 2005                 300,000                    -                     -
           ------------------------- ------------------------ ----------------------- -------------------

                  (1) See note 6

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

2002 Consultant Equity Plan

In August of 2002, the board approved the formation of the 2002 Consultant Equity Plan designed to allow consultants to be compensated with shares of Company common stock for services provided to the Company. A total of 1,500,000 shares were registered under this plan in a Form S-8 filing made by the Company on August 8, 2002. This plan was amended by the Board in December 2002. A total of 3,500,000 additional shares were registered under this plan in a Form S-8 filing made by the Company on December 27, 2002. Approval of this plan was not submitted to the vote of the shareholders. Persons eligible to receive stock awards under this plan included "consultants" that provide bona fide consulting services to the Company, excluding any services incident to the raising of capital or promotion or maintenance of a market for the Company's securities. The plan is set to expire 10 years from its inception. The plan is administered by a plan committee of two or more members of the Board. The plan committee can award shares or options to purchase shares at a price in its discretion, so long as the price chosen is not less than 85% of the fair market value of the underlying shares as of the date of the grant.

From August 2002 through February 2003, the Company issued the 5,000,000 shares available under this plan to approximately 26 consultants, employees and directors. Part of this issuance was a grant of 1,000,000 shares to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 1,000,000 shares were issued in January of 2003, but were returned by Mr. Calvert to the Company that same month.


2003 Stock Compensation Plan

On February 14, 2003, the board of directors approved the Company's 2003 Stock Compensation Plan as a means of providing directors, key employees and consultants additional incentive to provide services to NuWay. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 15,000,000 shares of the Company's common stock for these purposes, which were registered on a Form S-8 filing on February 27, 2003. Approval of this plan was not submitted to the vote of the shareholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. The board has discretion to set the price of the options, but in no event shall that price be less than 100% of the fair market value of the shares at the time of the grant. The Board may at any time amend or terminate the plan. It does not expire on its terms.

During the months of February, March and April, 2003, the Company issued 9,764,688 shares to approximately 26 consultants, directors, and employees.

The board of directors approved a grant of 3,000,000 shares of stock pursuant to the Company's 2003 Stock Compensation Plan to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 3,000,000 shares were issued in March of 2003. The Board subsequently modified its directive to condition the issuance of shares for officers and directors on shareholder approval of the plans. Mr. Calvert returned those 3,000,000 shares to the Company.

Note 9.           Convertible Debentures

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures. These debentures were originally due June 13, 2001 and were subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The Company incurred approximately $64,500 of costs in regard to this private

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


placement and these debt issuance costs were amortized over the life of the debentures. Included as part of selling general and administrative expenses in the Statement of Operations for year 2001 is $64,500 of amortization of deferred debt issuance cost. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest were converted into 666,283 shares. During 2002, $2,250,000 of the remaining debentures plus accrued interest were converted into 1,332,570 shares of common stock. The Company received a notice requesting conversion of the remaining $150,000 of debentures plus accrued interest in December 2002 and issued 96,006 shares of common stock in the first quarter of 2003. However, the individuals have not taken possession of the shares and have indicated they do not want to convert.


Note 10. Provision for Income Taxes

No amount has been provided for income taxes in the accompanying financial statements. At December 31, 2002 the Company had available unused net operating loss carryforwards which may provide future tax benefits of approximately $14,000,000. These carryforwards expire on various dates through the year 2022. These deferred tax assets have been subjected to a 100% valuation allowance as management is unable to determine that it is more likely than not that such will be realized.

Due to changes in the Company's ownership through various issuance of common stock during 2002 and continuing in 2003, the utilization of such net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carryforwards. The Company has not yet evaluated the status of its net operating loss carryforwards and may not do so until such time as the Company expects operating profits.

Note 11. Commitments and Contingencies

a)       Litigation

The Company is a defendant from time to time in litigation arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.


During 2002, Ms. Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company for breach of her employment contract. The lawsuit is venued in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in the state of Florida and was initiated by the filing of the complaint in June-2002. The principal parties in the case are Ms. Lyons, the Company, and the Company's former president Todd Sanders. The amount at issue in her affirmative claim is the sum of approximately $25,000 due under the contract, and the issuance of 100,000 shares of common stock, with a guarantee that the stock could be sold by Ms. Lyons for $300,000. Ms. Lyons alleges that additional funds are due under her employment contract; that the contract requires the Company guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to issue her; and, that Mr. Sanders promised to purchase from her 100,000 shares of Company common stock held by her at the price of $4.00 per share. The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of section 12(a)(2) of the 1933 Securities Act, violation of section 517.301 of the Florida Statutes, negligent misrepresentation, conversion, and unjust enrichment resulting from the required restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999. The restatements

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors. The case is ongoing at this time. The Company intends to vigorously defend its actions and pursue its affirmative claims to the fullest extent possible. Management does not expect that this case will have a material adverse effect on the Company's financial position.

In December 2002, the Company settled an outstanding lawsuit filed by Devenshire Management Corp., a company owned by NuWay's former president Todd Sanders. The settlement involved no payment of cash by the Company, and resolved all issues relating to the Company's obligation to remove restrictive legends from stock owned by Devenshire. As part of this settlement the Company agreed to defend, but not indemnify, Mr. Sanders in the Lyons lawsuit described immediately above.

b)       Employment Agreements

In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons, which provided in part that in the event of either a merger, consolidation, sale or conveyance of substantially all the assets of the Company which resulted in the discharge of Mr. Lyons, he would be entitled to 200 percent of the balance of payments remaining under the contract. The contract provided salary continuation for a period of two years after his death. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended its employment contract with his widow and primary beneficiary of his estate, whereby the salary continuation clause included in his contract was replaced with a severance arrangement that requires the Company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following the termination of her employment with the Company. Furthermore, upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000, regardless of the time she holds such shares. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her severance agreement, expenses of $350,000 had been recorded of which $308,000 is included in accounts payable and accrued expenses at December 31, 2002.

In January 2000 the Company entered into employment contracts with two additional individuals, both for the duration of two years and provides that The Company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended so that, upon the termination of employment of these individuals, they would receive nine months continuation of compensation and 35,000 shares of common stock. The Company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale of the stock and $105,000, regardless of the term the employees hold such shares.

In December of 2002, The Company entered into a five-year employment agreement with the Company's current president, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. He serves as president, Chief Executive Officer, Interim CFO and Chairman of the Board.

In March 2003, the Company entered into a five-year employment agreement with. Joseph Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company's discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash.

c) Lease Commitment

The Company is obligated on a month-to-month office lease at its California facility. This lease requires monthly rentals of $7,850. All other leases are of

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

short duration or are on a month-to-month arrangement. Rent expense for each of the years ended December 31, 2002 and 2001 was approximately $96,560 and $192,500, respectively.

d)       Stock-Based Commitments

The Company currently utilizes the services of a number of consultants who are compensated with shares of common stock. While each agreement can generally be terminated with a 15 day notice, the Company may be obligated to issue additional shares to the consultants. (Note 12).

Note 12. Subsequent Events

Issuance of S-8 shares: From January 1, 2003 through May 12, 2003, the Company issued a total of 14,273,419 shares of common stock to officers and consultants for services performed. Of this total 12,464,913 have been registered under a stock compensation plan as filed on Form S-8, while the balance, 1,808,506 shares were unregistered and are restricted in trading. Of the total issued in 2003 to date, 2,743,590 relate to services performed in 2002 and 11,529,829 relate to 2003. The effect of the majority of shares issued for 2002 services in 2003 was accrued in the Company's financial statements for the year ending December 31, 2002. Not included in the number of shares issued are 3,000,000 shares issued to the Company's president, Dennis Calvert which have been returned to the Company pending shareholder approval at the annual meeting of shareholders expected to be held in the third quarter of 2003.

Sale of Preferred Stock and Warrants: During the first quarter 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold 338,022 shares of a new Convertible Preferred Series A Stock, par value $.00067, for a total consideration of $169,011. Each share of the Preferred Series A stock is convertible into one share of NuWay common stock. In addition, each share of preferred sold entitles the purchaser to one warrant to purchase one share of common stock at a price of $.20 per share. The Preferred may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date. The Company received an additional $90,650 from the sale of an additional 181,300 shares in April 2003.

Addition of Board Members: On March 26, 2003, the Company added Steve Harrison to its board of directors as an independent director as defined by the Sarbanes-Oxley Act. Of 2002 While NASDAQ has issued a determination that Mr. Harrison does not meet the definition of an "independent director" as set forth in Nasdaq Marketplace Rules, the Board is of the opinion that no relationship of Mr. Harrison, either past or present, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. This issue is scheduled for discussion at the NASDAQ hearing on May 16, 2003.On May 9, 2003 Mr. Gary Cox was elected to the board of directors subject to conclusion of appropriate background checks.

New Millennium Capital Partners, LLC purchase of 4,182,107 shares and an outstanding note of $1,120,000:

New Millennium Capital Partners, LLC, a Nevada limited liability company partially owned and controlled by Dennis Calvert and his family as an investment vehicle was formed in 1999. No individual, entity or party (s) associated with NuWay or NuWay's business has ever had any ownership interest in New Millennium and it is an independent company. New Millennium purchased a promissory note

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

held by Summitt Ventures, Inc. and also purchased an aggregate of 4,182,107 shares of the Company's common stock from Camden Holdings and Summitt Healthcare in exchange for $900,000, payable in the form of a promissory note. The share certificates representing these shares were delivered to Mr. Calvert on April 9, 2003. This note is secured by the shares of common stock of the Company sold in the transaction and is further secured by common stock of the Company held by Mr. Calvert. Mark Anderson, a principal of those companies, conditioned the purchase by New Millennium on the Company converting the promissory note to common stock. The conversion of the note held by New Millennium is a matter to be brought before the NuWay shareholders during the third quarter of 2003.

New Millennium Capital Partners, LLC's Conversion of $1,120,000 to Stock

On March 26, 2003, the board of directors of the Company approved the conversion of a promissory note in the face amount of $1,120,000 held by New Millennium Capital Partners, LLC, a Nevada limited liability company controlled by Dennis Calvert, into common stock of NuWay Medical. To effect the conversion, the Board approved the issuance of 22,400,000 shares of common stock to New Millennium, but did not obtain shareholder approved of this issuance. The issuance constituted more than 20% of the Company's then outstanding shares of 32,370,911.

On April 10, 2003, the Company filed a Form 8-K reporting a change in control of the Company. The Company did not issue share certificates to New Millennium. On April 21, 2003, the Board determined that the Company should wait to convert the note and issue shares to Mr. Calvert until shareholders had approved the transaction. New Millennium has agreed to extend the terms of the note 60 days, from June 15, 2003 to August 15, 2003 to allow sufficient time to obtain a shareholder vote. On April 30, 2003, the Company filed an amendment to its Form 8-K to reflect these developments, except that New Millennium has extended the note an additional 30 days. The Company plans to hold a shareholder meeting in the third quarter to obtain shareholder approval of the issuance of shares.

EXHIBITS FILED WITH THIS REPORT

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Index of exhibits as required by Item 601 of Regulation S-B.


     Exhibit No.      Description of Exhibit
     ------------     -----------------------


3.1      Certificate of Amendment of Articles of Incorporation

3.2      Certificate of Amendment of Articles of Incorporation

3.3      Certificate of Incorporation (1)

3.4      Certificate of Merger merging Repossession Auction, Inc. (Florida corporation) and Repossession, Inc. (Delaware corporation) (1)

3.5      Bylaws,  as amended and restated

4.3      Form of publicly traded Warrant Agreement (1)

4.4      Form of private warrant dated December 12, 2000 (1)

4.5      Form of 6% Convertible Debenture dated December 14, 2000 (1)

10.1     Form of Employment Agreement between the Company and Todd Sanders dated March 2001 (1)

10.2     Form of Employment Agreement between the Company and William Bossung dated March 2001 (1)

10.3     Form of Employment Agreement between the Company and Dennis Calvert dated December 11, 2002

10.4     Form of Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003.

10.5     Joint Venture Agreement between the Company and Rasheed & Associates dated December 1, 2002.

10.6     Lease between the Company and BJP Properties Inc. dated September 15, 2002 for the premises located at 23461 South Pointe
                  Drive, Suite 200, Laguna Hills, California.




10.7     2002 Consultant Equity Plan filed under form S-8 on August 8, 2002, as amended on December 27, 2002. (2)

10.8     Form of Convertible Debenture Purchase Agreement dated December 14, 2001 (1)

10.9     1994 Stock Option Plan (1)

10.10    Asset Purchase Agreement by and among the Company, Camden Holdings and Genesis Health Tech, dated June 28, 2002.

10.11    License Agreement with Med Wireless Inc. dated August 21, 2002.

10.11a   Amendment to License Agreement with Med Wireless Inc. dated September 18, 2002

10.12    Stock and Asset Purchase Agreement by and among the Company and Summit Oil & Gas, Inc. dated December 15, 2002.

10.13    Stock and Asset Purchase Agreement by and among the Company and Casino Ventures Partners dated December 15, 2002.

10.14    Asset Purchase Agreement by and Between New Millennium Capital Partners, LLC, Camden Holdings, Inc., Summit Healthcare,
                  Inc., Summitt Ventures, Inc., and Mark Anderson dated December 31, 2002.

10.15    Secured Promissory Note in the face amount of $1,120,000 (3)

10.16    Secured Term Promissory Note in the face amount of $900,000 (3)

20.1     Def 14c filed  September 23, 2002 regarding  shareholder  consents Def
         14c filed September 23, 2002 regarding shareholder consent Def A14a filed February 25, 2002 regarding proxy solicitation Def 14a filed
         February 5, 2002 regarding proxy solicitation

21.1     List of Subsidiaries of the Registrant

99.1     Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
         906 of the Sarbanes-Oxley Act of 2002
--------------------------------

(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2001.

(2) Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.

(3) Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.


     (b) Reports on Form 8-K

         1/29/02  Changes in Registrant's Certifying Accountant
         2/22/02  Other Events
         3/6/02   Other Events
         3/8/02   Changes in Registrant's Certifying Accountant
         3/12/02  Changes in Registrant's Certifying Accountant
         5/6/02   Financial Statements and Exhibits
         9/20/02  Other Events