Form 10QSB
period 2003-03-31
NUWAY MEDICAL INC
filed 2003-06-24
CIK 880242

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission File Number 33-43423


                               NUWAY MEDICAL, INC.
                               -------------------
        (exact name of small business issuer as specified in its charter)

                Delaware                              65-0159115
                --------                              ----------
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

       23461 South Pointe Drive, Suite 200 Laguna Hills, California 92653
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 454-9011
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of June 23, 2003: 30,791,911 shares of common stock, $0.00067 par value per share.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                             PAGE NO.
       Item 1.    Financial Statements (unaudited)                                               3

                  Consolidated Balance Sheets -  as of March 31, 2003 and
                  December 31, 2002                                                              3

                  Consolidated Statements of Operations -  for the Three Months Ended
                  March 31, 2003     and March 31, 2002                                          4

                  Consolidated Statements of Cash Flows - for the Three Months Ended
                  March 31, 2003 and March 31, 2002                                              5

                  Notes to Consolidated Financial Statements                                     6

       Item 2.    Management's Discussion and Analysis                                           17

       Item 3.    Controls and Procedures                                                        23


       PART II.   OTHER INFORMATION

       Item 2.    Changes in Securities                                                          23

       Item 3.    Defaults Upon Senior Securities                                                24

       Item 5.    Other Information                                                              25

       Item 6.    Exhibits and Reports on Form 8-K                                               27

       Signatures                                                                                27

       Certifications                                                                            28

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002



                                     ASSETS
                                     ------
                                                                    March 31,           December 31,
                                                                      2003                 2002
                                                                  (unaudited)
                                                                  ------------         ------------
CURRENT ASSETS
     Cash and Cash Equivalents                                    $      6,713         $        521
     Accounts Receivable                                                29,665                   --
                                                                  ------------         ------------
                 Total Current Assets                                   36,378                  521
                                                                  ------------         ------------

PROPERTY AND EQUIPMENT - NET                                            26,706               28,844
                                                                  ------------         ------------

OTHER ASSETS
     Marketing Database, net                                           242,250              255,000
     Med Wireless License, net                                       3,885,500            4,090,000
                                                                  ------------         ------------
                 Total Other Assets                                  4,127,750            4,345,000
                                                                  ------------         ------------

TOTAL ASSETS                                                      $  4,190,834         $  4,374,365
                                                                  ============         ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                        $    598,672         $  1,131,579
     Note Payable                                                    1,120,000            1,120,000
     Debentures Payable, net                                           150,000              150,000
                                                                  ------------         ------------
                 Total Current Liabilities                           1,868,672            2,401,579
                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES AND
     SUBSEQUENT EVENTS (Notes 9, 10 and 11)

STOCKHOLDERS' EQUITY
     Preferred Stock, $.00067 Par Value, 25,000,000
       Shares Authorized, 338,022 and No Shares Issued
       and Outstanding at March 31, 2003 and
       December 31, 2002, respectively                                     226                   --
     Common Stock, $.00067 Par Value, 100,000,000
       Shares Authorized, 28,498,646 and 17,137,727 Shares
       Issued and Outstanding at March 31, 2003 and
       December 31, 2002, respectively                                  19,095               11,483
     Additional Paid-In Capital                                     21,939,916           20,289,936
     Retained Earnings (Deficit)                                   (19,510,071)         (18,201,629)
     Treasury Stock at cost, 44,900 shares as of
       March 31, 2003 and December 31, 2002                           (127,004)            (127,004)
                                                                  ------------         ------------
                 Total Stockholders' Equity                          2,322,162            1,972,786
                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,190,834         $  4,374,365
                                                                  ============         ============

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002


                                                                    Three Months Ended March 31,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------         ------------
                                                                  (unaudited)          (unaudited)
Sales
       License of Software                                       $     34,665         $         --
                                                                 ------------         ------------
                             Total Sales                               34,665                   --
                                                                 ------------         ------------

Costs and Expenses
       Selling, General and Administration                          1,088,637              618,246
       Depreciation, Depletion and Amortization                       219,388                2,600
       Cancellation of Stock Warrants Previously Expensed                  --           (1,659,750)
                                                                 ------------         ------------
                             Total Costs and Expenses               1,308,025           (1,038,904)
                                                                 ------------         ------------

Operating (Loss) Income                                            (1,273,360)           1,038,904
                                                                 ------------         ------------

Other Income (Expenses)
       Interest Income                                                     --                6,079
       Interest Expense                                               (35,082)                  --
                                                                 ------------         ------------
                             Net Other Income (Expenses)              (35,082)               6,079
                                                                 ------------         ------------

(Loss) Income Before Income Taxes                                  (1,308,442)           1,044,983
Income Taxes (Provision) Benefit                                           --                   --
                                                                 ------------         ------------
Net (Loss) Income from Continuing Operations                       (1,308,442)           1,044,983
                                                                 ------------         ------------

Discontinued Operations (Note 2)                                           --              (33,020)
                                                                 ------------         ------------
Net (Loss) Income                                                $ (1,308,442)        $  1,011,963
                                                                 ============         ============


(Loss) Earnings Per Common Share and Common Share                $ (1,308,442)        $  1,011,963
       Equivalents Basic and Fully Diluted

       Common Share Equivalents Outstanding                        21,013,109            5,407,502
                                                                 ============         ============
                             Net (Loss) Income Per Share         $      (0.06)        $       0.19
                                                                 ============         ============

                      NUWAY MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                                 2003                2002
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Income                                                           $(1,308,442)        $ 1,011,963
  Adjustments to Reconcile Net (Loss) Income to Cash Used in Operating
  Activities:
        Depreciation, Depletion and Amortization                                  219,388               2,600
        Issuance of Stock for Services and Interest                             1,488,807             423,000
        Cash Used in Discontinued Operations                                           --             329,066
        Cancellation of Prior Year Warrant Compensation                                --          (1,659,750)
        Increase in Accounts Receivable                                           (29,665)                 --
        Increase in Prepaid Expenses and Other Current Assets                          --              (5,500)
        Decrease in Accounts Payable and Accrued Expenses                        (532,907)           (109,531)
        Net Cash Used in Operating Activities                                          --                  --
                                                                                 (162,819)             (8,152)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash Used in Discontinued Operations                                             --             (65,168)
      Increase in Other Assets                                                         --             (18,400)
                                                                              -----------         -----------
      Net Cash Used in Investing Activities                                            --             (83,568)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Convertible Debentures                                              --             (50,000)
      Proceeds from the Sale of Preferred Stock                                   169,011                  --
                                                                              -----------         -----------
      Net Cash Provided by (Used in)  Financing Activities                        169,011             (50,000)
                                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,192            (141,720)


CASH AND CASH EQUIVALENTS - BEGINNING                                                 521             244,344
                                                                              -----------         -----------


CASH AND CASH EQUIVALENTS - ENDING                                            $     6,713         $   102,624
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period for:
                    Interest                                                  $        --         $        --
                                                                              ===========         ===========
                    Income Taxes                                              $        --         $        --
                                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS

Conversion of Debentures                                                      $        --         $ 2,050,000
                                                                              ===========         ===========


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION


           a) Principles of Consolidation and Basis of Presentation

           In the opinion of the management of NuWay Medical, Inc., the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the  consolidated  financial  position as of March 31,
           2003 and 2002; the consolidated results of operations for the three months ended March 31, 2003 and 2002; and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. Interim results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Form 10-KSB, filed in May 2003.

           The consolidated balance sheets at March 31, 2003 and December 31, 2002 include the accounts of NuWay Medical, Inc. and its joint venture subsidiary, NuWay Sports, LLC ("NuWay Sports") (collectively referred to as the "Company"). NuWay Medical, Inc. owns 51% of NuWay Sports and the remaining 49% is owned by Rasheed & Associates. Operations for NuWay Sports commenced in January 2003. NuWay Medical, Inc. has significant influence on the business operations of NuWay Sports and operations are consolidated. As there is no equity in NuWay Sports, 100% of this entity is absorbed by NuWay Medical. All significant inter-company balances have been eliminated in consolidation.

           b)     Management's Plan

           The Company had approximately $6,700 of cash on hand at March 31, 2003. On June 13, 2003, the Company received the first installment ($250,000) of a total loan commitment of $420,000 as described in
           Note 11 below. Notwithstanding this financing, the Company will still need to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this filing, the Company was not a party to any agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

           The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Promptly following the filing of this Form 10-QSB with the SEC, the Company expects that its market makers will make application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, although there can be no assurance that these applications will be accepted and the Company will be cleared to trade on the Bulletin Board in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting will make it more difficult to effect trades and is expected to lead to a significant decline in the frequency of trades and trading volume. The delisting will likely adversely affect the Company's ability to obtain financing in the future due to the decreased liquidity of the Company's shares. The Company has not yet determined what impact, if any, that the delisting will have on the proposals from private investors referred to above.

           Although the primary development of the PRLS system has been completed, management plans on periodically upgrading its PRLS software application through additional research and development, including tailoring its application to the specific needs of its clients as those needs are brought to the Company's attention. The Company may be unable to accomplish the foregoing on a long term basis, however, unless and until the additional financing referred to above is secured.

           Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the third quarter of 2003. The Company's PRLS was introduced by the Company to the marketplace in January 2003 and generated a total of approximately $35,000 in gross revenues during the first quarter of 2003 through the sale of a scaled down version of the product to 18 NFL teams at the 2003 NFL Combine. Pursuant to this transaction, the Company digitized over 60,000 medical images for use by 18 NFL teams in their evaluation of potential draft picks. Management believes that it is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

           Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to establish and grow a revenue stream, attain a reasonable threshold of operating efficiencies, achieve profitable operations and attract new sources of capital. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

           c) Property and Equipment

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

           d) Impairment of Long-Lived Assets

           The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which supercedes previous guidance. As discussed in Note 2, the Company discontinued several operations during the year ended December 31, 2002.

           e) Revenue Recognition

           The Company recognizes revenue from its new medical technology business in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." For hardware sales, revenue would be recognized upon shipment to customers. To date, no such sales have been made.

           Revenue from the licensing of software products is recognized when a contract is executed (when applicable), all delivery obligations have been met, the fee is fixed or determinable, and collectability is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, (3) the services do not include significant modifications to the features and functionality of the software, and (4) the services are not essential to the functionality of the software. If revenue is received from software maintenance agreements, it will be recognized ratably over the term of the agreement, as will annual software maintenance charges and upgrade fees be recognized ratably over the period covered. To date, no such revenue has been received by the Company.

           f) Earnings (Loss) Per Share

           The Company reports basic and diluted earnings per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by dividing reported earnings by the weighted average shares outstanding adjusted for all potentially dilutive shares, which include shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock using the "if-converted" method. For the three months ended March 31, 2003, the denominator in the diluted EPS computation was the same as the denominator for basic EPS computation due to the antidilutive effect of the warrants and stock options on the Company's net loss. For the comparable quarter in 2002, an additional 186,502 equivalent shares were added for the effect of dilutive shares.

           For the three months ended March 31, 2003 and March 31, 2002, the computation of basic EPS was as follows:

                                                                  Three Months         Three Months
                                                                      Ended                Ended
                                                                 March 31, 2003       March 31, 2002
                                                                 --------------       --------------
Basic EPS:
----------
Numerator - Net (Loss) Income from Continuing Operations          $ (1,308,442)        $  1,044,983
Denominator - Weighted average shares outstanding                   21,013,109            5,407,502
                                                                  ------------         ------------
       (Loss) Income per Share                                    $      (0.06)        $       0.19
                                                                  ------------         ------------

Numerator - Net (Loss) Income from Discontinued Operations        $         --         $    (33,020)
Denominator - Weighted average shares outstanding                           --            5,407,502
                                                                  ------------         ------------
       (Loss) Income per Share                                    $         --         $      (0.01)
                                                                  ------------         ------------

Numerator - Net (Loss) Income                                     $ (1,308,442)        $  1,011,963
Denominator - Weighted average shares outstanding                 $ 21,013,109            5,407,502
                                                                  ------------         ------------
       (Loss) Income per Share                                    $      (0.06)        $       0.19
                                                                  ------------         ------------


Diluted EPS:
------------

Numerator - Net (Loss) Income from Continuing Operations          $ (1,308,442)        $  1,044,983
Denominator - Weighted average shares outstanding                   21,013,109            5,594,004
                                                                  ------------         ------------
     (Loss) Income per Share                                      $      (0.06)        $       0.19
                                                                  ------------         ------------

Numerator - Net (Loss) Income from Discontinued Operations        $         --         $    (33,020)
Denominator - Weighted average shares outstanding                           --            5,594,004
                                                                  ------------         ------------
     (Loss) Income per Share                                      $         --         $      (0.01)
                                                                  ------------         ------------

Numerator - Net (Loss) Income                                     $ (1,308,442)        $  1,011,963
Denominator - Weighted average shares outstanding                 $ 21,013,109            5,594,004
                                                                  ------------         ------------
     (Loss) Income per share                                      $      (0.06)        $       0.18
                                                                  ------------         ------------


           g) Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, uncollectable accounts receivable, asset impairment, depreciation and amortization, and taxes, among others.

           h) Stock Options and Warrants Issued for Services

           As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123.

           Had compensation cost for options issued under the 1994 Stock Option Plan, as described more fully in Note 6, been determined based upon fair value at the grant date for options granted, consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                                                             Three Months Ended March 31,
                                                                              2003                  2002
                                                                       ------------------     ----------------
              Net (Loss) Income - as reported                          $      (1,308,442)     $      1,011,963
              Deduct: stock based employee compensation
              expenses determined under fair value
              based method                                                              -                    -
                                                                       ------------------     ----------------
              Net (Loss) Income - pro forma                            $      (1,308,442)     $      1,011,963
                                                                       ==================     ================
              Loss per share - as reported
              Basic                                                    $           (0.06)     $           0.19
                                                                       ==================     ================
              Diluted                                                  $           (0.06)     $           0.18
                                                                       ==================     ================

              Loss per share - pro forma
              Basic                                                    $           (0.06)     $           0.19
                                                                       ==================     ================
              Diluted                                                  $           (0.06)     $           0.18
                                                                       ==================     ================


           For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of stock issuance or agreement for such services.

           i) Reclassifications

           Certain amounts in the accompanying 2002 financial statements have been reclassified to conform to 2003 presentation, primarily those items having to do with discontinued operations. (See Note 2)

NOTE 2. DISCONTINUED OPERATIONS

Effective October 1, 2002, the Company sold its oil and gas operations, namely the stock of NuWay Resources Ltd., to Summit Oil and Gas, Inc. The purchase price for the stock was $100,000 less all outstanding liabilities of NuWay Resources, Ltd. As the offsetting liabilities exceeded the purchase price, the Company received no funds. The Company recorded a loss from these operations through September 30, 2002 of $68,650 and a loss of $1,290,948 on disposal.

Effective October 1, 2002, the Company sold the stock of its wholly owned casino rental subsidiaries (Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA) to Casino

Venture Partners, a Nevada partnership. The purchase price for the stock was $300,000 less all outstanding liabilities of the two subsidiaries. As the offsetting liabilities exceeded the purchase price, the Company received no funds. The Company recorded a loss from these operations through September 30, 2002 of $147,247 and a loss of $1,376,733 on disposal.

The Company discontinued the operations of World's Best Rated Cigar Company on October 1, 2002 by donating any remaining inventory and terminating all outstanding warehouse lease agreements without penalty. A loss of $385,089 was incurred from these operations until the point of disposal and a loss of $179,750 was recorded upon disposal of the net assets.

The results of operations of the Company's oil and gas, casino, and cigar distribution operations have been shown as discontinued operations as follows:


                                                          Three Months
                                                             Ended
                                                         March 31, 2002
                                                       -------------------
               Revenues                                $           260,255
               Operating Expenses                                  294,443
                                                       -------------------
               Loss from discontinued operations       $           (33,020)
                                                       ===================


NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

                                              March 31,     December 31,
                                               2003           2002
                                              -------        -------
Furniture, Fixtures & Office Equipment        $42,753        $42,753
Less:  Accumulated Depreciation                16,047         13,909
                                              -------        -------
Property and Equipment, net                   $26,706        $28,844
                                              =======        =======


Furniture, fixtures and office equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is estimated to be five years.

NOTE 4. INTANGIBLE ASSETS

The Company had the following Intangible Assets at March 31, 2003: a marketing database purchased from Genesis Health Tech, Inc. on June 28, 2002 and certain software technology licensed from Med Wireless, Inc. on August 21, 2002. The database is a comprehensive listing of healthcare providers in the U.S. and represents what the Company believes to be a valuable tool for phone, mail and direct marketing activities related to the Company's new medical technology products. The technology licensed from Med Wireless relates to the movement of medical images and data over the Internet and via handheld wireless devices and is critical to the Company's new Player Record Library System ("PRLS") product as well as potential future products. No amortization was recorded for these intangible assets in 2002 as the Company did not begin to utilize the database nor generate sales of products derived from this technology until 2003. During the first quarter of 2003, the Company began to amortize both assets on a straight-line basis over estimated five year useful lives and a total of $217,250 in amortization expense was recorded for the three month period.

In Note 5 to the Company's audited financial statements for the year ended December 31, 2002 appearing in the Company's Form 10-KSB filed May 23, 2003, the Company disclosed the fact that the value of the database was discounted and the discount in the Med Wireless license was increased after discussions with "valuation experts" and the Company's accountants. To clarify this disclosure, it is noted that the discussions with the valuation experts were conducted by the Company's accountants in the course of their audit, and not by the Company, and that these experts did not evaluate or otherwise pass upon the value of the Company's assets (nor has the Company at any time had such an evaluation from a third party expert).

NOTE 5. STOCK, STOCK OPTIONS AND WARRANTS

During the first quarter of 2003, the Company issued a total of 11,360,919 shares of its common stock for services performed during 2002 and 2003. Expenses totaling $645,648 for 2,633,590 shares issued in January 2003 were accrued in the financial statements for the year ended December 31, 2002. Expenses aggregating $843,000 relating to the balance of the shares issued in the first quarter (8,727,329 shares) were recorded in the three months ended March 31, 2003. Of this first quarter amount, approximately $548,000 represents consulting expense, $259,000 represents legal expenses, and the balance of $36,000 represents compensation, advisory board, and board of director expenses.

The Company had the following outstanding convertible securities at March 31, 2003: (a) stock options issued under the 1994 Stock Option Plan to purchase up to 65,000 shares of the Company's common stock (see Note 6); (b) five-year warrants to acquire up to 300,000 shares of common stock at an exercise price of $1.75 per share; (c) a warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.30 per share exercisable through February 23, 2004, issued in 2002 to a former executive of the Company; (d) warrants to purchase up to 225,000 shares of common stock at an exercise price of $1.06, exercisable through June 5, 2003, issued in 1998 to an investment banker who provided services to the Company; and (e) warrants to purchase up to 338,022 shares of common stock at an exercise price of $.20 per share, exercisable for a period of three years, issued in conjunction with the Company's sale of 338,022 shares of Convertible Preferred Stock during the first quarter of 2003, and which are not convertible until six months from the date of issuance (Note 9).

At March 31, 2003, the Company also had outstanding 1,725,000 publicly traded warrants (NMEDW) to purchase the Company's common stock at an exercise price of $3.00 per share. The expiration date of these warrants was extended by the Company to December 11, 2003.

NOTE 6. INCENTIVE STOCK OPTION PLAN

On June 13, 1994, the Company adopted the 1994 Stock Option Plan providing for the issuance of options to purchase up to 1,000,000 shares of the Company's common stock. The term of each option may not exceed ten years from the date of grant (five years for options granted to employees owning more than 10 percent of the outstanding shares of the voting stock of the Company). The 1994 Plan will terminate in June 2004, unless terminated earlier by action of the board of directors. In June 1999, the Company increased the shares allocated under the plan to 1,500,000.

At March 31, 2003 and December 31, 2002, the Company had options outstanding and exercisable as follows:

                                                       Number of Shares         Price Per Share
                                                      ------------------    ----------------------
Options Outstanding at December 31, 2002                         65,000       $   1.00 - $1.75
Options Issued                                                        -
Options Expired                                                       -
Options Exercised                                                     -
                                                      ------------------    ----------------------
Options Outstanding at March 31, 2003                            65,000       $   1.00 - $1.75
                                                      ==================    ======================


All outstanding stock options were fully exercisable at March 31, 2003.

NOTE 7. NOTE PAYABLE

In conjunction with the acquisition of the technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. The note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the note, together with 4,182,107 shares of the Company's common stock, to New Millennium Capital Partners LLC ("New Millennium"), a limited liability company controlled and owned in part by the Company's CEO and president, Dennis Calvert, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures. This note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Company's board of directors voted to convert the $1,120,000 note held by New Millennium into 22,400,000 shares of restricted common stock of the Company (at a strike price discounted 37.5% to the then market price of $0.08). New Millennium agreed to this conversion. Subsequent to the vote by the board to convert the note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the note without shareholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium until the Company's shareholders approved the conversion. This shareholder vote has not taken place as of the filing of this report, and the shares have not been issued to New Millennium.

The business purpose of the original decision to convert the note into equity was to retire $1,120,000 in debt owed by the Company thereby increasing shareholder equity by that amount and avoiding a default on the note and the insolvency and possible liquidation of the Company. In arriving at a conversion price, the board of directors determined that a 37.5% discount to market price was appropriate based on a number of factors, including that (i) with the quantity of the shares that would be issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be "restricted shares" and could therefore not be sold by New Millennium (an affiliate of the Company) in the public markets prior to two years from the date of the conversion, and thereafter would be subject to the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933.

To allow time for a shareholder vote with respect to the conversion, New Millennium agreed to extend the terms of the note 90 days, from June 15, 2003 to September 15, 2003.

At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Mr. Anderson. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions he now believes that conversion of the note is no longer required.

As a result of the elimination of the conversion feature of the note, the shareholders of the Company will not be asked to approve the conversion terms as was previously contemplated by the Company.

NOTE 8. CONVERTIBLE DEBENTURES

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest were converted into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest were converted into 1,332,570 shares of common stock. In December 2002 the Company received a notice from the remaining two debenture holders requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the holders 96,006 shares of common stock. The actual certificates representing the shares, however, were not delivered to the holders until the first quarter of 2003. These holders refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remaining outstanding and continue to accrue interest until repaid in full. These holders have now demanded full payment on their $150,000 of debentures (plus accrued interest). Although the Company's financial statements reflect the $150,000 of debentures as still being outstanding, the Company disputes the individuals' claim that the conversion was invalid and intends to vigorously defend against any action that might be brought by the debenture holders to collect thereon.

NOTE 9. CONVERTIBLE PREFERRED STOCK

During the first quarter of 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 338,022 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, for a total consideration of $169,011. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. In addition, each share of preferred sold entitles the purchaser to one warrant to purchase one share of common stock at a price of $0.20 per share. Using the Black-Scholes pricing model, the Company estimated the fair value of these warrants to be approximately $35,000, and such amount has been netted in additional paid in capital on the March 31, 2003 consolidated balance sheet. The Series A Preferred Stock may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date. Pursuant to the two agreements executed in the first quarter 2003, the Company received an additional $110,650 from the sale of 221,300 additional shares of Series A Preferred Stock in April 2003.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

During 2002, Ms. Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company for breach of her employment contract. The lawsuit is venued in the Circuit Court of the 11th Judicial Circuit in Miami-Date County in the State of Florida and was initiated by the filing of a complaint in June 2002. The principal parties in the case are Ms. Lyons, the Company, and the Company's former president Todd Sanders. Ms. Lyons alleges that $25,000 is due to her under her employment contract; that the contract requires the Company guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to issue her; and, that Mr. Sanders promised to purchase from her for $4.00 per share 100,000 shares of stock held by her. The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of section 12(a)(2) of the 1933 Securities Act, violation of section 517.301 of the Florida Statutes, negligent misrepresentation, conversion, and unjust enrichment resulting from the restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999 that the Company believes was required as a result of her activities. The restatements corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors. The case is ongoing at this time. The Company intends to vigorously defend its actions and pursue its affirmative claims to the fullest extent possible. Management does not expect that this case will have a material adverse effect on the Company's financial position.

See Note 8 for a discussion of a claim relating to the conversion of the Company's 6% Convertible Debentures.

Employment Agreements

In December 2002, the Company entered into a five-year employment agreement with the Company's current President, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. Mr. Calvert serves as President, Chief Executive Officer, Interim CFO and Chairman of the Board.

In March 2003, the Company entered into a five-year employment agreement with Joseph Provenzano who serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company's discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash.

Lease Commitment

The Company is obligated on a month-to-month office lease at its California facility. This lease requires monthly rentals of $7,850. All other leases are of short duration or are on a month-to-month arrangement. Rent expense for the three months ended March 31, 2003 and the year ended December 31, 2002 was approximately $23,550 and $192,500, respectively.

Stock-based Commitments

The Company currently utilizes the services of a number of consultants who are compensated with shares of common stock. While each agreement can generally be terminated with a 15 day notice, the Company may be obligated to issue additional shares to the consultants.

NOTE 11. SUBSEQUENT EVENTS

ISSUANCE OF S-8 SHARES: Between April 1 and June 2, 2003, the Company issued a total of 5,820,000 shares of common stock pursuant to a registration statement on Form S-8, to consultants for services performed, which included 600,000 shares issued to Mr. Harrison, a member of the board of directors, for his services as a director. In addition to these shares, in March 2003, Dennis Calvert, the Company's CEO and president, was granted 3,000,000 shares of common stock under the Company's 2003 Stock Compensation Plan as a bonus for services rendered by Mr. Calvert to the Company. Following this issuance, however, Mr. Calvert returned the shares to the Company pending a shareholder vote to approve or disapprove the issuance. Mr. Calvert and the Company have since agreed not to seek shareholder approval for the issuance and to rescind the issuance in its entirety. Mr. Calvert and the compensation committee of the Board of Directors plan to negotiate an alternative bonus arrangement with Mr. Calvert (which could be in the form of cash, shares of stock, or a combination thereof). The amount and timing of such bonus has not yet been determined. In addition, the Board recently agreed to issue Gary Cox 200,000 shares of common stock as consideration for his agreeing to serve as a director of the Company.

NASDAQ DELISTING: The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Promptly following the filing of this Form 10-QSB with the SEC, the Company expects that its market makers will make application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, although there can be no assurance that these applications will be accepted and the Company will be cleared to trade on the Bulletin Board in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting will make it more difficult to effect trades and is expected to lead to a significant decline in the frequency of trades and trading volume. The delisting will likely adversely affect the Company's ability to obtain financing in the future due to the decreased liquidity of the Company's shares. The Company has not yet determined what impact, if any, that the delisting will have on the proposals from private investors referred to above.

RECENT FINANCING:

Pursuant to a Term Loan Agreement ("Loan Agreement") dated as of June 10, 2003 between the Company and Augustine II, LLC ("Augustine"), Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received the first installment of $250,000 on June 13, 2003. The second installment of $100,000 is scheduled to be paid to the Company on July 1, 2003, with the balance payable to the Company on August 1, 2003.

Principal and interest (at an annual rate of 10%) are due in full on February 29, 2004, subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan will be used by the Company for working capital, including the costs associated with registering with the SEC, on behalf of Augustine, the resale of the shares of the Company's common stock underlying the warrants described below (the "Augustine Registration Statement").

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock, at an exercise price of $.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the Augustine Registration Statement has been declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants.

As security for the Loan, New Millennium (an affiliate of Mr. Calvert) has pledged 2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION AND FORWARD LOOKING STATEMENTS.

The following discussion and analyses should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Form 10-Q, contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: the Company's ability to raise additional financing or generate revenue sufficient to sustain the Company's operations, demand for the Company's products, competitive pricing pressures, changes in the market price of technologies used in the Company's products, the level of expenses incurred in the Company's operations, the scope, duration and results of the SEC's inquiry into the Company, the possibility that such inquiry will result in a formal investigation of the Company by the SEC, the possibility that the Company or its officers and directors will become the subject of criminal proceedings, the possibility that stockholders or regulatory authorities may initiate proceedings against the Company and/or its officers and directors as a result of any past securities law violations, the possibility that the Company's securities will not become eligible for quotation on the OTC Bulletin Board, and the effect of the Company's recent Nasdaq delisting on the liquidity of the Company's stock and its ability to raise equity capital. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."

OVERVIEW

NuWay Medical, Inc. recently began to offer medical and health related technology products and services with an initial focus on the health and information software technology needs of the sports industry. The Company's primary product is its Player Record Library System ("PRLS"), a highly specialized electronic medical record and workflow process software application designed to address the information technology needs of the sports industry relating to player health including the need for technology that facilitates compliance with the Health Insurance Portability and Accountability Act ("HIPAA").

The Company markets its PRLS through its subsidiary NuWay Sports, LLC, a joint venture formed in December 2002 and owned 51% by the Company and 49% by several former National Football League (NFL) players. NuWay Sports recently sold the scaled down version of its PRLS to several NFL teams and is promoting its service to other NFL teams, the NFLitself, the NFL Trainers Association, the NFL Players Association and the NFL Player Safety Council. NuWay Sports also plans to market its PRLS to teams, leagues, and player associations in the National Basketball Association (NBA), Major League Baseball (MLB), and other sports such as hockey, soccer, boxing, motor sports, and entertainment sports. The Company believes PRLS would benefit not only professional sports leagues and participants, but also collegiate programs and in some cases, high school athletic programs.

The following discussion compares the quarters ended March 31, 2003 and March 31, 2002. Due to the recent complete material change in the Company's business focus and operations, this discussion will not address the discontinued operations in the areas of oil and gas exploration, cigar distribution, and gaming equipment rentals which constituted the majority of the Company's operations during the first half of 2002.

ANALYSIS OF FINANCIAL CONDITION

The Company had approximately $6,700 of cash on hand at March 31, 2003, which is insufficient to meet the Company's operating expenses. As of the date of this filing, the Company had received a loan commitment of $420,000 (with actual receipt of $250,000) as described in the "Recent Financing" section below. The Company needs to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this report, the Company was not a party to any agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Promptly following the filing of this Form 10-QSB with the SEC, the Company expects that its market makers will make application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, although there can be no assurance that these applications will be accepted and the Company will be cleared to trade on the Bulletin Board in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's sha. This Nasdaq delisting will make it more difficult to effect trades and is expected to lead to a significant decline in the frequency of trades and trading volume. The delisting will likely adversely affect the Company's ability to obtain financing in the future due to the decreased liquidity of the Company's shares. The Company has not yet determined what impact, if any, that the delisting will have on the proposals from private investors referred to above.

Although the primary development of the PRLS system has been completed, management plans on periodically upgrading its PRLS software application through additional research and development, including tailoring its application to the specific needs of its clients as those needs are brought to the Company's attention. The Company may be unable to accomplish the foregoing on a long term basis, however, unless and until the financing referred to above is secured.

Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the third quarter of 2003. The Company's PRLS was introduced by the Company to the marketplace in January 2003 and generated a total of approximately $35,000 in gross revenues during the first quarter of 2003 through the sale of a scaled down version of the product to 18 NFL teams at the 2003 NFL Combine. Pursuant to this transaction, the Company digitized over 60,000 medical images for use by 18 NFL teams in their evaluation of potential draft picks. Management believes that it is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

Based on its current business plan, management anticipates that the Company will need to add additional staff over the next 12 months. Although it only had three full time employees as of June 23, 2003, the Company also relies on at least 12 consultants who work on behalf of the Company. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis. Based on its anticipated growth in revenues, and subject to the availability of additional financing the Company expects to add up to approximately 20 full time employees before the end of 2003.

During the latter half of 2002, the Company was focused on implementing its new business, generated no revenues, and thus received no cash from operations and had negative working capital. The Company's PRLS generated approximately $35,000 in gross revenues during the first 60 days of its introduction to the marketplace in the first quarter of 2003, through the sale of a scaled down version of the product to the 2003 NFL Combine. Consequently, current assets increased from $521 at December 31, 2002 to $36,378 at March 31, 2003.

Other Assets declined from $4,345,000 at December 31, 2002 to $4,127,750 at March 31, 2003. The decrease of $217,250 or 5 percent, related to amortization of our intangible assets.

Current liabilities declined from $2,401,579 at December 31, 2002 to $1,868,672 at March 31, 2003. The decrease of $532,907 or 22 percent all related to a reduction in accounts payable and accrued expenses. Such obligations were satisfied by cash payments and the issuance of the Company's common stock.

Total stockholders' equity grew by 18 percent to $2,322,162 at March 31, 2003. This increase was due to the sale of Series A Preferred Stock, which generated net proceeds to the Company of $169,011, and the issuance of the Company's common stock to compensate consultants and others, net of the effect of the quarter ended March 31, 2003 net loss of $1,308,442.

STATUS OF $1,120,000 NOTE IN FAVOR OF NEW MILLENNIUM

In conjunction with the acquisition of the technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. The note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the note, together with 4,182,107 shares of the Company's common stock, to New Millennium Capital Partners LLC ("New Millennium"), a limited liability company controlled and owned in part by the Company's CEO and president, Dennis Calvert, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures. This note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Company's board of directors voted to convert the $1,120,000 note held by New Millennium into 22,400,000 shares of restricted common stock of the Company (at a strike price discounted 37.5% to the then market price of $0.08). New Millennium agreed to this conversion. Subsequent to the vote by the board to convert the note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the note without shareholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium until the Company's shareholders approved the conversion. This shareholder vote has not taken place as of the filing of this report, and the shares have not been issued to New Millennium.

The business purpose of the original decision to convert the note into equity was to retire $1,120,000 in debt owed by the Company thereby increasing shareholder equity by that amount and avoiding a default on the note and the insolvency and possible liquidation of the Company. In arriving at a conversion price, the board of directors determined that a 37.5% discount to market price was appropriate based on a number of factors, including that (i) with the quantity of the shares that would be issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be "restricted shares" and could therefore not be sold by New Millennium (an affiliate of the Company) in the public markets prior to two years from the date of the conversion, and thereafter would be subject to the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933.

To allow time for a shareholder vote with respect to the conversion, New Millennium agreed to extend the terms of the note 90 days, from June 15, 2003 to September 15, 2003.

At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Mr. Anderson. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions he now believes that conversion of the note is no longer required.

As a result of the elimination of the conversion feature of the note, the shareholders of the Company will not be asked to approve the conversion terms as was previously contemplated by the Company.

RECENT FINANCING

Pursuant to a Term Loan Agreement ("Loan Agreement") dated as of June 10, 2003 between the Company and Augustine II, LLC ("Augustine"), Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received the first installment of $250,000 on June 13, 2003. The second installment of $100,000 is scheduled to be paid to the Company on July 1, 2003, with the balance payable to the Company on August 1, 2003. Principal and interest (at an annual rate of 10%) are due in full on February 29, 2004, subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan will be used by the Company for working capital, including the costs associated with registering with the SEC, on behalf of Augustine, the resale of the shares of the Company's common stock underlying the warrants described below (the "Augustine Registration Statement").

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock, at an exercise price of $.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the Augustine Registration Statement has been declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants.

As security for the Loan, New Millennium (an affiliate of Mr. Calvert) has pledged 2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED MARCH 31, 2003 AND 2002

Revenues

During the three months ended March 31, 2002, there were no revenues from continuing operations compared to $35,000 of revenue in the three months ended March 31, 2003 as a result of the sale of a scaled down version of the Company's PRLS product to 18 NFL teams at the 2003 NFL Combine. During the last half of 2002, the Company changed its business to addressing the information technology needs of the sports industry. This change led to the development of the Company's PRLS. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

During the three months ended March 31, 2003, SG&A increased by 76 percent to $1,088,637 from $618,246 for the three months ended March 31, 2002. The largest components of these expenses were:

     a. Salaries and Payroll-Related Expenses: These expenses were $54,000 for the three months ended March 31, 2003 versus $75,000 in the first quarter of 2002, a decrease of $21,000. This decrease reflects the Company's reduced headcount and its reliance on agreements with outside consultants to serve as additional staff in a variety of areas.

     b. Consulting Expense increased significantly for the three months ended March 31, 2003, to $548,000 from $300,000 for the three months ended March 31, 2002, an increase of 83 percent. This increase is directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's change of business required additional staff in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

     c. Legal Expenses increased from $50,000 for the three months ended March 31, 2002 to $259,000 for the three months ended March 31, 2003, an increase of 418 percent. This increase was due to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances.

During the three months ended March 31, 2003, the Company issued an aggregate of 11,360,919 shares of its common stock. Of these shares, 2,633,590 shares were issued as consideration for $645,648 of obligations previously incurred and 8,727,329 shares were issued as consideration for $843,159 of services provided to the Company during the quarter.

Discontinued Operations

As discussed above and in the notes to our consolidated financial statements, the Company disposed of several operations through the sale of two foreign subsidiaries, Latin American Casinos and NuWay Resources effective October 1, 2002, and the cessation of the operations of our World's Best Rated Cigar
Company subsidiary in November 2002. Due to the discontinuance of these operations, the Company has reclassified the historical operating results from these ventures for the three months ended March 31, 2002 and disclosed such results below the results from continuing operations in our consolidated statements of operations. These businesses generated losses from operations of $33,020 for the three months ended March 31, 2002.

Net Loss

Net loss for the three months ended March 31, 2003 was $1,308,442 or $.06 per share compared to a Net income $1,011,963 or $.19 per share for the three months ended March 31, 2002. Besides the significant growth in total costs and expenses, the net loss per share was affected by the larger number of weighted average common share equivalents outstanding at March 31, 2003 vs. 2002 (21,013,109 at March 2003 vs. 5,407,502 at March 2002).

ITEM 3.   CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's president and CEO. Based upon that evaluation, it was concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.


PART II.   OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sale of Preferred Stock and Warrants: On March 7, 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 338,022 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, to accredited private investors, for a total consideration of $169,011. Each share of the Preferred Series A stock is convertible into one share of NuWay common stock. In addition, each share of preferred sold entitles the purchaser to a warrant to purchase one share of common stock at a price of $.20 per share. The Preferred may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date. The Company received an additional $110,650 from the sale of an additional 221,300 shares of Series A Preferred Stock in April 2003 from the same investors pursuant to the same purchase agreements.

The above offerings were exempt from registration pursuant to Rule 506 of Regulation D by the fact that:

a). The sales were made to sophisticated or accredited investors, as defined in Rule 502;

b). The Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that was necessary to verify the accuracy of information furnished;

c). At a reasonable time prior to the sale of securities, the Company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of Regulation D;

d). Neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

e). The Company exercised reasonable care to assure that the purchasers of the securities were not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ISSUANCE OF S-8 SHARES: Between April 1 and June 2, 2003, the Company issued a total of 5,820,000 shares of common stock pursuant to a registration statement on Form S-8, to consultants for services performed, which included 600,000 shares issued to Mr. Harrison, a member of the board of directors, for his services as a director. In addition to these shares, in March 2003, Dennis Calvert, the Company's CEO and president, was granted 3,000,000 shares of common stock under the Company's 2003 Stock Compensation Plan as a bonus for services rendered by Mr. Calvert to the Company. Following this issuance, however, Mr. Calvert returned the shares to the Company pending a shareholder vote to approve or disapprove the issuance. Mr. Calvert and the Company have since agreed not to seek shareholder approval for the issuance and to rescind the issuance in its entirety. Mr. Calvert and the compensation committee of the Board of Directors plan to negotiate an alternative bonus arrangement with Mr. Calvert (which could be in the form of cash, shares of stock, or a combination thereof). The amount and timing of such bonus has not yet been determined.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest were converted into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest were converted into 1,332,570 shares of common stock. In December 2002 the Company received a notice from the remaining two debenture holders requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the holders 96,006 shares of common stock. The actual certificates representing the shares, however, were not delivered to the holders until the first quarter of 2003. These holders refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remaining outstanding and continue to accrue interest until repaid in full. These holders have now demanded full payment on their $150,000 of debentures (plus accrued interest). Although the Company's financial statements reflect the $150,000 of debentures as still being outstanding, the Company disputes the individuals' claim that the conversion was invalid and intends to vigorously defend against any action that might be brought by the debenture holders to collect thereon.

ITEM 5.  OTHER INFORMATION

The  Company  was  recently  informed  that a  former  significant  shareholder, consultant, and creditor of the Company is the target of a criminal investigation (the "Investigation") pertaining to the sale of securities by Med Wireless, Inc. (from which the Company licensed certain assets in 2002), and had been convicted of multiple felonies unrelated to Med Wireless in the 1990's. This individual, Mr. Mark Anderson, was the founder, promoter and president of Med Wireless, and first introduced the concept of licensing the Med Wireless software application and contracts to the Company in May 2002. In June 2002, Dennis Calvert agreed to become president of Med Wireless and as consideration for his agreeing to so act received the right to receive shares of Med Wireless (which shares were subsequently converted into 600,000 shares of the Company's common stock pursuant to the terms of the license to the Company of the Med Wireless technology). On June 28, 2002, Mr. Calvert was appointed president of the Company. Joseph Provenzano, an employee of Camden Holdings (an Anderson-controlled entity), joined the Company's board of directors at that time. In addition to the Med Wireless transaction, and as disclosed in the Company's Form 10-KSB filed on May 23, 2003, entities that Mr. Anderson controls (including Camden Holdings, Genesis Health Tech, Summit Oil & Gas, and Casino Venture Partners) invested $250,000 in the Company, sold the Company additional assets, and purchased the Company's two failing operating divisions. Although he never served as an officer or director of the Company, Mr. Anderson served as a consultant and received a total of 1,241,884 shares of the Company's common stock in the form of consulting fees. As previously disclosed by the Company, Mr. Anderson is no longer a consultant, or, to the Company's knowledge, a shareholder of the Company; he is in no way involved in the Company's operations, and currently exerts no influence over any of the Company's affairs. In the future, however, it is possible that Mr. Anderson could reacquire the shares of the Company's common stock sold to New Millennium Capital Partners LLC (an entity controlled and owned in part by Dennis Calvert), should New Millennium default on the note held by Mr. Anderson (through his controlled entities). For a description of the terms of this note, please see the discussion in Part I, Item 2, under the heading "Status of $1,120,000 Note in favor of New Millennium" above.

The Company was recently served by a subpoena issued by the grand jury impaneled to investigate Mr. Anderson, requesting documents relating to Mr. Anderson and his affiliated companies (including Med Wireless, Camden Holdings, Summit Oil and Gas, and Summit

Health Care). Additionally, the subpoena requested information relating to the identity of the Company's officers, directors, shareholders and consultants (legal, accounting and otherwise), and that the Company provide copies of its filings and correspondence with the SEC, the NASD and Nasdaq. The Company intends to fully cooperate with the investigation and has provided the requested documentation.

The Company was also informed by the Assistant United States Attorney handling the Investigation that although Dennis Calvert (a significant shareholder and Chairman of the Board and CEO of the Company) and Joseph Provenzano (a director and officer of the Company) are not currently considered "targets" of the Investigation, that, until their respective roles, if any, in the specific events being investigated are determined, they will be considered to be "subjects" of the Investigation, meaning that their conduct is believed by the U.S. attorney's office to be "within the scope" of the grand jury's investigation. The Company has learned that private placement memorandums distributed to Med Wireless investors indicated that Dennis Calvert was the president of Med Wireless as early as 2001. Mr. Calvert has informed the Company that he was not engaged to act as the president of Med Wireless until June 2002 (primarily for the purpose of completing the Med Wireless transaction with the Company) and not any earlier, and that any representation to the contrary is untrue. Mr. Provenzano joined Camden Holdings in 2001 to assist in its mergers and acquisitions department, working there until March 2003. Both Mr. Calvert and Mr. Provenzano have informed the Company and, through legal counsel, the
Assistant U.S. Attorney, that they intend to fully cooperate with law enforcement officials in the Investigation.

Although neither the Company nor any of its officers or directors are currently the target of any criminal investigation, there can be no assurance that such an investigation will not be undertaken. The fact of such an investigation, or the results thereof, could have a material adverse effect on the Company. The Company intends to continue to fully cooperate with all law enforcement agencies as they move forward in the Investigation.

On June 3, 2003, the Company was served with a request for documentation by the civil enforcement division of the SEC in connection with a non-public inquiry into possible violations by the Company of the federal securities laws. Although the request provides that the inquiry should not be construed as an indication by the SEC that the law has been violated, there can be no assurance that the Company will not, as a result of the inquiry, become the target of a formal SEC investigation. The Company cannot predict the amount of time and resources that management will need to devote to the inquiry, or the results thereof. In the event the inquiry results in a formal investigation, such expenditures of time and resources will likely be material. In addition, there can be no assurance that stockholders or regulatory authorities will not initiate proceedings against the Company and/or its officers and directors as a result of past securities law violations, if any, which could have a material adverse effect on the Company. The Company intends to fully cooperate with the SEC in all aspects of its inquiry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

EXHIBIT.       DESCRIPTION OF EXHIBIT
--------       ----------------------

4.1            Form  of  Convertible   Preferred  Stock  and  Warrant   Purchase
               Agreement

10.1 Term Loan Agreement dated as of June 10, 2003 between NuWay Medical, Inc. and Augustine II, LLC

10.2 Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II, LLC

10.3 Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II, LLC

10.4 Stock Pledge Agreement dated as of June 10, 2003, between NuWay Medical and Augustine II, LLC

10.5           Promissory Note by NuWay Medical,  Inc. in favor of Augustine II,
               LLC

20.1 Definitive Information Statement on Form 14c filed February 5, 2003 regarding the shareholder meeting

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended March 31, 2003.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: June 23, 2003                  NUWAY MEDICAL, INC.


                                      By: /s/ Dennis Calvert, President,
                                          ----------------------------------
                                          Chief Executive Officer, and
                                          Interim Chief Financial Officer

                                 CERTIFICATIONS

I, Dennis Calvert, certify that:

1 I have reviewed this quarterly report on Form 10-QSB of NuWay Medical, Inc.;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003

/s/
-------------------------
Dennis Calvert, President,
Chief Executive Officer
Interim Chief Financial Officer