Form 10QSB
period 2003-06-30
NUWAY MEDICAL INC
filed 2003-08-14
CIK 880242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to         .
                                                -------------    --------

                         Commission File Number 33-43423

                               NUWAY MEDICAL, INC.
        (exact name of small business issuer as specified in its charter)

                  DELAWARE                                        65-0159115
                  --------                                        ----------
(State or other jurisdiction of incorporation or        (IRS Employer Identification No.)
organization)

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

Yes [X]      No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2003: 33,403,646 shares of common stock, $0.00067 par value per share.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.

       Item 1.    Financial Statements                                                         3

                  Consolidated Balance Sheets -  as of June 30, 2003 (unaudited)
                  and December 31, 2002                                                        3

                  Consolidated Statements of Operations - for the Three and Six
                  Months Ended June 30, 2003 and June 30, 2002 (unaudited)                     4

                  Consolidated Statements of Cash Flows - for the Six Months Ended
                  June 30, 2003 and June 30, 2002 (unaudited)                                  5

                  Notes to Consolidated Financial Statements                                   6

       Item 2.    Management's Discussion and Analysis                                         17

       Item 3.    Controls and Procedures                                                      23


PART II.   OTHER INFORMATION

       Item 2.    Changes in Securities                                                        24

       Item 6.    Exhibits and Reports on Form 8-K                                             24

       Signatures                                                                              24

       Certifications                                                                          25

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                       ----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                    -----------------------------------------


                                     ASSETS
                                     ------

                                                              June 30, 2003        December 31, 2002
                                                               (unaudited)
                                                             --------------        -----------------
CURRENT ASSETS
     Cash and Cash Equivalents                               $    162,663           $          521
     Accounts Receivable                                           10,000                        -
                                                             --------------        -----------------
                 Total Current Assets                             172,663                      521
                                                             --------------        -----------------

PROPERTY AND EQUIPMENT, net                                        24,568                   28,844
                                                             --------------        -----------------

OTHER ASSETS
     Marketing Database, net                                      229,500                  255,000
     Med Wireless License, net                                  3,681,000                4,090,000
                                                             --------------        -----------------
                 Total Other Assets                             3,910,500                4,345,000
                                                             --------------        -----------------

TOTAL ASSETS                                                 $  4,107,731           $    4,374,365
                                                             ==============        =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                   $    922,129           $    1,131,579
     Notes Payable, net                                         1,279,656                1,120,000
     Debentures Payable, net                                      150,000                  150,000
                                                             --------------        -----------------
                 Total Current Liabilities                      2,351,785                2,401,579
                                                             --------------        -----------------

COMMITMENTS AND CONTINGENCIES AND
     SUBSEQUENT EVENTS (Notes 8, 9, 10 and 11)

STOCKHOLDERS' EQUITY
     Preferred Stock, $.00067 Par Value, 25,000,000
       Shares Authorized, 559,322 and No Shares Issued
       and Outstanding at June 30, 2003 and
       December 31, 2002, respectively                                375                        -
     Common Stock, $.00067 Par Value, 100,000,000
       Shares Authorized, 30,828,646 and 17,137,727 Shares
       Issued and Outstanding at June 30, 2003 and
       December 31, 2002, respectively                             20,654                   11,483
     Additional Paid-In Capital                                22,490,249               20,289,936
     Accumulated Deficit                                      (20,628,328)             (18,201,629)
     Treasury Stock at cost, 44,900 shares as of
       June 30, 2003 and December 31, 2002                       (127,004)                (127,004)
                                                             --------------        -----------------
                 Total Stockholders' Equity                     1,755,946                1,972,786
                                                             --------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,107,731           $    4,374,365
                                                             ==============        =================

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                       ----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
            ---------------------------------------------------------


                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------     -------------------------
                                                                   2003            2002           2003          2002
                                                             --------------   ------------     ------------ ------------
                                                               (unaudited)     (unaudited)     (unaudited)   (unaudited)
Sales
      License of Software                                     $     5,500      $       -        $   40,165   $       -
                                                             --------------   ------------     ------------ ------------
                    Total Sales                                     5,500              -            40,165           -
                                                             --------------   ------------     ------------ ------------
Costs and Expenses
      Selling, General and Administration                         824,407         469,462        1,953,133     1,087,888
      Depreciation and Amortization                               219,388           2,600          438,776         5,200
      Cancellation of Stock Warrants Previously Expensed              -               -                -      (1,659,750)
                                                             --------------   ------------     ------------ ------------
                    Total Costs and Expenses                    1,043,795         472,062        2,391,909      (566,662)
                                                             --------------   ------------     ------------ ------------

Operating (Loss) Income                                        (1,038,295)       (472,062)      (2,351,744)      566,662
                                                             --------------   ------------     ------------ ------------

Other (Expenses) Income
      Interest (Expense) Income                                   (81,304)            550          (74,955)        6,629
                                                             --------------   ------------     ------------ ------------
                    Net Other (Expenses) Income                   (81,304)            550          (74,955)        6,629
                                                             --------------   ------------     ------------ ------------

(Loss) Income Before Income Taxes                              (1,119,599)       (471,512)      (2,426,699)      573,291
Income Taxes (Provision) Benefit                                      -               -                -             -
                                                             --------------   ------------     ------------ ------------
Net (Loss) Income from Continuing Operations                   (1,119,599)       (471,512)      (2,426,699)      573,291
                                                             --------------   ------------     ------------ ------------

Discontinued Operations (Note 2)                                      -          (261,173)            -         (228,153)

                                                             --------------   ------------     ------------ ------------
Net (Loss) Income                                             $(1,119,599)     $ (732,685)     $(2,426,699)  $   345,138
                                                             ==============   ============     ============ ============


(Loss) Earnings Per Common Share and Common Share
      Equivalents Basic and Fully Diluted

      Common Share Equivalents Outstanding                     30,775,820       6,904,644       25,982,882     6,156,073
                                                             ==============   ============     ============ ============
                    Net (Loss) Income Per Share              $      (0.04)     $    (0.11)     $    (0.09)   $      0.06
                                                             ==============   ============     ============ ============

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                       ----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                                        Six Months Ended June 30,
                                                                                         2003              2002
                                                                                   ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Income                                                                 $   (2,426,699)       $    345,138
  Adjustments to Reconcile Net (Loss) Income to Cash Used in Operating
  Activities:
         Depreciationand Amortization                                                       438,776              5,200
         Amortization of Discount on Note                                                     8,348                -
         Issuance of Stock for Services and Interest                                      1,731,506            432,094
         Cash Used in Discontinued Operations                                                   -              536,907
         Cancellation of Warrants Previously Recorded as Expense                                -           (1,659,750)
         Increase in Accounts Receivable                                                    (10,000)               -
         Increase in Prepaid Expenses and Other Current Assets                                  -                5,400
         Decrease in Accounts Payable and Accrued Expenses                                 (209,450)           (14,334)
      Net Cash Used in Operating Activities                                        ----------------     --------------
                                                                                           (467,519)          (349,345)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash Used in Discontinued Operations                                                      -             (161,251)
      Increase in Other Assets                                                                  -              (18,400)
      Net Cash Used in Operating Activities                                        ----------------     --------------
      Net Cash Used in Investing Activities                                                     -             (179,651)
      Net Cash Used in Operating Activities                                        ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Convertible Debentures                                                       -              (50,000)
      Reduction of Loan from Officers & Affiliates                                              -              344,377
      Proceeds from the Sale of Preferred Stock                                             279,661                -
      Proceeds from Term Loan                                                               350,000                -
      Net Cash Used in Operating Activities                                        ----------------     --------------
      Net Cash Provided by  Financing Activities                                            629,661            294,377
      Net Cash Used in Operating Activities                                        ----------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        162,142          (234,619)


CASH AND CASH EQUIVALENTS - BEGINNING                                                           521            244,344
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $       162,663       $      9,725
      Net Cash Used in Operating Activities                                        ================     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
                    Interest                                                        $           -         $        -
                    Income Taxes                                                    $           -         $        -
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
Conversion of Debentures                                                            $           -         $  2,200,000
Effective Discount on Note Payable                                                  $       198,692       $        -

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION


          a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

          In the opinion of the management of NuWay Medical, Inc., (the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2003 and 2002; the consolidated results of operations for the three and six months ended June 30, 2003 and 2002; and the consolidated cash flows for the six months ended June 30, 2003 and 2002. Interim results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Form 10-KSB, filed May 23, 2003.

          The consolidated balance sheets at June 30, 2003 and December 31, 2002 include the accounts of NuWay Medical, Inc. and its joint venture subsidiary, NuWay Sports, LLC ("NuWay Sports") (collectively referred to as the "Company"). NuWay Medical, Inc. owns 51% of NuWay Sports and the remaining 49% is owned by Rasheed & Associates. Operations for NuWay Sports commenced in January 2003. NuWay Medical, Inc. has significant influence on the business operations of NuWay Sports and operations are consolidated. As there is no equity in NuWay Sports, 100% of this entity is absorbed by NuWay Medical, Inc. All significant inter-company balances have been eliminated in consolidation.

          b) MANAGEMENT'S PLANS

          The Company had approximately $25,000 of cash on hand at July 31, 2003. In June 2003, the Company received the first and second installment ($250,000 and $100,000) of a total loan commitment of $420,000 as described in Note 7 below. Notwithstanding this financing, the Company will still need to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this filing, the Company was not a party to any agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

          The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Although market makers have indicated to management that they are in the process of submitting an application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, there can be no assurance that any of these applications will in fact be filed, such applications (or any other applications that may in the future be filed) will be accepted, or the Company will be cleared to trade on the Bulletin Board, in particular in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting has made it more difficult to effect trades and has led to a significant decline in the frequency of trades and trading volume. The delisting could also adversely affect the Company's ability to obtain financing due to the decreased liquidity of the Company's shares.

          Although the primary development of the Player Record Library System ("PRLS") has been completed, management plans on periodically upgrading its PRLS software application through additional research and development, including tailoring its application to the specific needs of its clients as those needs are brought to the Company's attention. The Company will be unable to accomplish the foregoing on a long-term basis, however, unless and until the additional financing referred to above is secured.

          Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the third quarter of 2003. The Company's PRLS was introduced by the Company to the marketplace in January 2003 and generated a total of approximately $40,000 in revenues during the first and second quarters of 2003 through the sale of a scaled-down version of the product to 18 National Football League ("NFL") teams at the 2003 NFL Combine. Pursuant to these transactions, the Company digitized over 60,000 medical images for use by NFL teams in their evaluation of potential draft picks. Management believes that its PRLS is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

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

          Revenue from the licensing of software products is recognized when a contract is executed (when applicable), all delivery obligations have been met, the fee is fixed or determinable, and collectability is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services,
          (3) the services do not include significant modifications to the features and functionality of the software, and (4) the services are not essential to the functionality of the software. If revenue is received from software maintenance agreements, it will be recognized ratably over the term of the agreement, as will annual software maintenance charges and upgrade fees be recognized ratably over the period covered. To date, no such maintenance revenue has been received by the Company.

          f) EARNINGS (LOSS) PER SHARE

          The Company reports basic and diluted earnings per share ("EPS") for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by dividing reported earnings by the weighted average shares outstanding adjusted for all potentially dilutive shares, which include shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock using the "if-converted" method. For the three and six months ended June 30, 2003 and 2002, the denominator in the diluted EPS computation was the same as the denominator for basic EPS computation due to the antidilutive effect of the warrants and stock options on the Company's net loss.

          For the three and six months ended June 30, 2003 and June 30, 2002, the computation of basic and diluted EPS was as follows:

                                            Three Months     Ended June 30,     Six Months     Ended June 30,
                                                2003              2002             2003             2002
                                           --------------    -------------   --------------   ---------------
BASIC AND DILUTED EPS:

Numerator - Net (Loss) Income from
   Continuing Operations                     $ (1,119,599)    $   (471,512)   $ (2,426,699)   $    573,291
Denominator - Weighted Average
  Shares Outstanding                           30,775,820        6,904,644      25,982,882       6,156,073
                                           --------------    -------------   --------------   ---------------
       (Loss) Income per Share               $      (0.04)    $      (0.07)   $      (0.09)   $    0.09 09)
                                           --------------    -------------   --------------   ---------------

Numerator - Net (Loss) Income from
  Discontinued Operations                    $        -       $   (261,173)   $        -      $   (228,153)
Denominator - Weighted Average
  Shares Outstanding                                  -          6,904,644             -         6,156,073
                                           --------------    -------------   --------------   ---------------
       (Loss) Income per Share               $        -       $      (0.04)   $        -      $      (0.04)
                                           --------------    -------------   --------------   ---------------

Numerator - Net (Loss) Income                $ (1,119,599)    $   (732,685)   $ (2,426,699)   $    345,138
Denominator - Weighted Average
  Shares Outstanding                           30,775,820        6,904,644      25,982,882       6,156,073
                                           --------------    -------------   --------------   ---------------
       (Loss) Income per Share               $      (0.04)    $      (0.11)   $      (0.09)   $       0.06
                                           --------------    -------------   --------------   ---------------



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

          h) STOCK OPTIONS AND WARRANTS ISSUED FOR SERVICES

          As permitted under the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123.

          Had compensation cost for options issued under the 1994 Stock Option Plan, as described more fully in Note 6, been determined based upon fair value at the grant date for options granted, consistent with the provision of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                        2003              2002             2003            2002
                                                  ---------------    --------------   -------------    -------------
Net (Loss) Income - as reported                   $   (1,119,599)    $    (732,685)   $ (2,426,699)    $     345,138
Deduct: stock based employee
  compensation expenses determined
  under fair value based method                                 -                 -               -                -
                                                  ---------------    --------------   -------------    -------------
Net (Loss) Income - pro forma                     $   (1,119,599)    $    (732,685)   $ (2,426,699)    $     345,138
                                                  ===============    ==============   =============    =============
Net (Loss) Income per share - as reported
Basic                                             $        (0.04)    $       (0.11)   $      (0.09)    $        0.06
                                                  ===============    ==============   =============    =============
Diluted                                           $        (0.04)    $       (0.11)   $      (0.09)    $        0.06
                                                  ===============    ==============   =============    =============

Net (Loss) Income per share - pro forma
Basic                                             $        (0.04)    $       (0.11)   $      (0.09)    $        0.06
                                                  ===============    ==============   =============    =============
Diluted                                           $        (0.04)    $       (0.11)   $      (0.09)    $        0.06
                                                  ===============    ==============   =============    =============


          For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of stock issuance or agreement for such services.

          i) RECLASSIFICATIONS

          Certain amounts in the accompanying 2002 consolidated financial statements have been reclassified to conform to 2003 presentation, primarily those items having to do with discontinued operations. (See
          Note 2)

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

The results of operations of the Company's oil and gas, casino, and cigar distribution operations have been shown as discontinued operations as follows:

                                                     Three Months Ended        Six Months Ended
                                                       June 30, 2002            June 30, 2002
                                                   ---------------------    --------------------
Revenues                                            $           183,555      $          443,810
Operating Expenses                                              444,728                 671,963
                                                   ---------------------    --------------------
Loss from Discontinued Operations                   $          (261,173)     $         (228,153)
                                                   =====================    ====================


NOTE 3.  PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:


                                                          June 30, 2003      December 31, 2002
                                                       ------------------    --------------------
Furniture, Fixtures & Office Equipment                  $         42,753       $          42,753
Less:  Accumulated Depreciation                                   18,184                  13,909
                                                       ------------------    --------------------
Property and Equipment, net                             $         24,568       $          28,844
                                                       ==================    ====================


Furniture, fixtures and office equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is estimated to be five years.

NOTE 4. INTANGIBLE ASSETS

The Company had the following Intangible Assets at June 30, 2003: a marketing database purchased from Genesis Health Tech, Inc. on June 28, 2002 and certain software technology licensed from Med Wireless, Inc. on August 21, 2002. The database is a comprehensive listing of healthcare providers in the U.S. and represents what the Company believes to be a valuable tool for phone, mail and direct marketing activities related to the Company's new medical technology products. The technology licensed from Med Wireless relates to the movement of medical images and data over the Internet and via handheld wireless devices and is critical to the Company's new PRLS product as well as potential future products. No amortization was recorded for these intangible assets in 2002 as the Company did not begin to utilize the database nor generate sales of products derived from this technology until 2003. In January 2003, the Company began to amortize both assets on a straight-line basis over estimated five year useful lives and a total of $217,250 and $434,500 in amortization expense was recorded for the three and six month periods, respectively.

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

During the second quarter of 2003, the Company issued a total of 2,330,000 shares of its common stock for services performed during the three-month period ended June 30, 2003. Expenses aggregating $242,700 relating to the balance of shares issued in the second quarter were recorded as consulting expense in the three months ended June 30, 2003.

At June 30, 2003 there were 2,575,000 shares scheduled to be issued in July 2003 for services performed during the three months ended June 30, 2003. Expenses aggregating $231,750 equal to the market value of the stock at the date of issuance was accrued at June 30, 2003. Of this accrued amount, approximately $115,750 represents consulting expense and the balance, $116,000 represents legal expenses.

The Company had the following outstanding convertible securities at June 30, 2003: (a) stock options issued under the 1994 Stock Option Plan to purchase up to 65,000 shares of the Company's common stock (see Note 6); (b) five-year warrants to acquire up to 300,000 shares of common stock at an exercise price of $1.75 per share; (c) a warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.30 per share exercisable through February 23, 2004, issued in 2002 to a former executive of the Company; and (d) warrants to purchase up to 559,322 shares of common stock at an exercise price of $.20 per share, exercisable for a period of three years, issued in conjunction with the Company's sale of 559,322 shares of Convertible Preferred Stock during the first quarter of 2003, and which are not convertible until six months from the date of issuance (Note 9).

At June 30, 2003, the Company also had outstanding 1,725,000 publicly traded warrants (NMEDW) to purchase the Company's common stock at an exercise price of $3.00 per share. The expiration date of these warrants was extended by the Company to December 11, 2003.

See Note 7 for discussion of warrants issued in conjunction with debt entered into in June 2003.

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

At June 30, 2003 and December 31, 2002, the Company had options outstanding and exercisable as follows:

                                                             Number of        Price Per
                                                               Shares           Share
                                                            -----------    -----------------
Options Outstanding at December 31, 2002                      65,000         $1.00 - $1.75
Options Issued                                                -
Options Expired                                               -
Options Exercised                                             -
                                                            -----------    -----------------
Options Outstanding at June 30, 2003                          65,000         $1.00 - $1.75
                                                            ===========

All outstanding stock options were fully exercisable at June 30, 2003.

NOTE 7. NOTES PAYABLE

In conjunction with the acquisition of the technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc., a company controlled by Mark Anderson. The note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the note, together with 4,182,107 shares of the Company's common stock, to New Millennium Capital Partners LLC ("New Millennium"), a limited liability company controlled and owned in part by the Company's CEO and president, Dennis Calvert, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures. This note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Company's board of directors voted to convert the $1,120,000 note held by New Millennium into 22,400,000 shares of restricted common stock of the Company (at a conversion price discounted 37.5% to the then market price of $0.08). New Millennium agreed to this conversion. Subsequent to the vote by the board to convert the note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the note without shareholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium until the Company's shareholders approved the conversion. This shareholder vote has not taken place as of the filing of this report, and the shares have not been issued to New Millennium.

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

To allow time for a shareholder vote with respect to the conversion, New Millennium agreed to extend the terms of the note, from June 15, 2003 to October 1, 2003.

At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Summitt Ventures. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions (as previously described by the Company in its Form 10-QSB for the quarter ended March 31,
2003), Mr. Calvert now believes that conversion of the note is no longer required.

As a result of the elimination of the conversion feature of the note, the shareholders of the Company will not be asked to approve the conversion terms as was previously contemplated by the Company.

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received the first installment of $250,000 on June 13, 2003. The second installment of $100,000 was paid to the Company on June 30, 2003, with the balance payable to the Company on August 1, 2003. Principal and interest (at an annual rate of 10%) are due in full on February 29, 2004. The Company recorded $1,347 of interest expense as of June 30, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan are being used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $199,000 of the Loan proceeds to the warrants and $151,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the quarter ended June 30, 2003 is approximately $8,000 and is recorded as effective interest expense in the accompanying consolidated statement of operations.

As security for the Loan, New Millennium (an affiliate of Mr. Calvert) pledged
2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

NOTE 8. CONVERTIBLE DEBENTURES

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest were converted into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest were converted into 1,332,570 shares of common stock. In December 2002 the Company received a notice from the remaining two debenture holders (the "Remaining Debenture Holders") requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the Remaining Debenture Holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the Remaining Debenture Holders 96,006 shares of common stock and promptly notified the Remaining Debenture Holders' counsel and the Company's transfer agent of the approval and ratification of the issuance. However, the actual certificates representing the shares were not delivered to the Remaining Debenture Holders until the first quarter of 2003. The Remaining Debenture Holders then refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remaining outstanding and continue to accrue interest until repaid in full. The Remaining Debenture Holders have since demanded full payment on their $150,000 of debentures (plus accrued interest). In June 2003, the Remaining Debenture Holders filed suit in the Orange County Superior Court against the Company claiming it breached the debenture agreement by failing to honor the terms of the notice of conversion. Although the Company's financial statements reflect the $150,000 of debentures as still being outstanding, the Company disputes the Remaining Debenture Holders' claims that the conversions were invalid and intends to vigorously defend against this action.

NOTE 9. CONVERTIBLE PREFERRED STOCK

During the six month period ended June 30, 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 559,322 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, for a total consideration of $279,661. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. In addition, each share of preferred sold entitles the purchaser to one warrant to purchase one share of common stock at a price of $0.20 per share. Using the Black-Scholes pricing model, the Company estimated the fair value of these warrants to be approximately $35,000, and such amount has been netted in additional paid in capital on the June 30, 2003 consolidated balance sheet. The Black Scholes caculation assumed a discount rate of approximately five percent, volatility of 180 percent and no dividends. The Series A Preferred Stock may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LITIGATION

During 2002, Ms. Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company for breach of her employment contract. The lawsuit is venued in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in the State of Florida and was initiated by the filing of a complaint in June 2002. The principal parties in the case are Ms. Lyons, the Company, and the Company's former president Todd Sanders. Ms. Lyons alleges that $25,000 is due to her under her employment contract; that the contract requires the Company to guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to issue her; and, that Mr. Sanders promised to purchase from her for $4.00 per share 100,000 shares of stock held by her. The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of section 12(a)(2) of the 1933 Securities Act of 1933, violation of section 517.301 of the Florida Statutes, negligent misrepresentation, conversion, and unjust enrichment resulting from the restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999 that the Company believes was required as a result of her activities. The restatements corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors. The case is ongoing at this time. The Company intends to vigorously defend its actions and pursue its affirmative claims to the fullest extent possible. Management does not expect that this case will have a material adverse effect on the Company's financial position.

See Note 8 for a discussion of a claim relating to the conversion of the Company's 6% Convertible Debentures.

EMPLOYMENT AGREEMENTS

In December 2002, the Company entered into a five-year employment agreement with the Company's current President, Dennis Calvert. His agreement calls for a base monthly salary of $14,000 plus performance bonuses and employee related benefits. Mr. Calvert serves as President, Chief Executive Officer, Interim CFO and Chairman of the Board.

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

LEASE COMMITMENT

The Company is obligated on a month-to-month office lease at its California facility. This lease required monthly rentals of $7,850 through May 2003 and was increased to $8,750 at June 2003. All other leases are of short duration or are on a month-to-month arrangement. Rent expense for the six months ended June 30, 2003 and the year ended December 31, 2002 was approximately $48,250 and $96,500, respectively.

STOCK-BASED COMMITMENTS

The Company currently utilizes the services of a number of consultants who are compensated with shares of common stock. While each agreement can generally be terminated with a 15 day notice, the Company may be obligated to issue additional shares to the consultants.

NOTE 11. SUBSEQUENT EVENTS

ISSUANCE OF S-8 SHARES: Between July 1 and August 12, 2003, the Company issued a total of 2,575,000 shares of common stock pursuant to a registration statement on Form S-8 to consultants for services performed, which included 200,000 shares issued to Mr. Cox, a member of the board of directors, for his services as a director.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION AND FORWARD LOOKING STATEMENTS

The following discussion and analyses should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Form 10-QSB, contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: the Company's ability to raise additional financing or generate revenue sufficient to sustain the Company's operations, demand for the Company's products, competitive pricing pressures, changes in the market price of technologies used in the Company's products, the level of expenses incurred in the Company's operations, the scope, duration and results of the SEC's inquiry into the Company, the possibility that such inquiry will result in a formal investigation of the Company by the SEC, the possibility that the Company or its officers and directors will become the subject of criminal proceedings, the possibility that stockholders or regulatory authorities may initiate proceedings against the Company and/or its officers and directors as a result of any past securities law violations, the possibility that the

Company's securities will not become eligible for quotation on the OTC Bulletin Board, and the effect of the Company's recent Nasdaq delisting on the liquidity of the Company's stock and its ability to raise capital. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."


OVERVIEW

NuWay Medical, Inc. (the "Company") recently began to offer medical and health related technology products and services with an initial focus on the health and information software technology needs of the sports industry. The Company's primary product is its Player Record Library System ("PRLS"), a highly specialized electronic medical record and workflow process software application designed to address the information technology needs of the sports industry relating to player health including the need for technology that facilitates compliance with the Health Insurance Portability and Accountability Act ("HIPAA").

The Company markets its PRLS through its subsidiary NuWay Sports, LLC, a joint venture formed in December 2002 and owned 51% by the Company and 49% by Rasheed & Associates. NuWay Sports recently sold the scaled down version of its PRLS to several NFL teams and is promoting its service to other NFL teams, the NFL itself, the NFL Trainers Association, the NFL Players Association and the NFL Player Safety Council. NuWay Sports also plans to market its PRLS to teams, leagues, and player associations in the National Basketball Association ("NBA"), Major League Baseball ("MLB"), and other sports such as hockey, soccer, boxing, motor sports, and entertainment sports. The Company believes that its PRLS would benefit not only professional sports leagues and participants, but also collegiate programs and in some cases, high school athletic programs.

The following discussion compares the three and six month periods ended June 30, 2003 and June 30, 2002. Due to the recent complete material change in the Company's business focus and operations, this discussion will not address the discontinued operations in the areas of oil and gas exploration, cigar distribution, and gaming equipment rentals which constituted the majority of the Company's operations during the first half of 2002.

ANALYSIS OF FINANCIAL CONDITION

The Company had approximately $25,000 of cash on hand at July 31, 2003. In June 2003, the Company received the first and second installments ($250,000 and $100,000) of a total loan commitment of $420,000 as described in Note 7 to the financial statements appearing elsewhere in this report. Notwithstanding this financing, the Company will still need to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this filing, the Company was not a party to any agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Although market makers have indicated to management that they are in the process of submitting an application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, there can be no assurance that any of these applications will in fact be filed, such applications (or any other applications that may in the future be filed) will be accepted, or the Company will be cleared to trade on the Bulletin Board, in particular in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting has made it more difficult to effect trades and has led to a significant decline in the frequency of trades and trading volume. The delisting could also adversely affect the Company's ability to obtain financing due to the decreased liquidity of the Company's shares.

Although the primary development of the PRLS system has been completed, management plans on periodically upgrading its PRLS software application through additional research and development, including tailoring its application to the specific needs of its clients as those needs are brought to the Company's attention. The Company will be unable to accomplish the foregoing on a long-term basis, however, unless and until the additional financing referred to above is secured.

Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the third quarter of 2003. The Company's PRLS was introduced by the Company to the marketplace in January 2003 and generated a total of approximately $40,000 in revenues during the first and second quarters of 2003 through the sale of a scaled-down version of the product to 18 NFL teams at the 2003 NFL Combine. Pursuant to these transactions, the Company digitized over 60,000 medical images for use by NFL teams in their evaluation of potential draft picks. Management believes that its PRLS is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

Based on its current business plan, management anticipates that the Company will need to add additional staff over the next 12 months. Although it only had three full time employees as of July 31, 2003, the Company also relies on at least 12 consultants who work on behalf of the Company. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis. Based on its anticipated growth in revenues, and subject to the availability of additional financing, the Company expects to add up to approximately 20 full time employees before the end of 2003.

During the latter half of 2002, because the Company was focused on implementing its new business, it generated no revenues, and thus received no cash from operations, resulting in negative working capital. Current assets increased from $521 at December 31, 2002 to $172,663 at June 30, 2003. The increase was due to the sale of $279,661 of the Company's Preferred Series A shares, $350,000 of proceeds from the Term Loan Agreement, and $40,000 in revenues generated by the sale of the Company's PRLS since its introduction to the marketplace in the first quarter of 2003.

Other assets declined from $4,345,000 at December 31, 2002 to $3,910,500 at June 30, 2003. The decrease of $434,500 was primarily related to amortization of our intangible assets.

Current liabilities decreased from $2,401,579 at December 31, 2002 to $2,351,785 at June 30, 2003. The decrease was due to an increase in Notes Payable of $350,000 offset by the net effective discount on note of approximately $190,000 related to the warrants attached to the Augustine II, LLC note payable and a reduction in accounts payable and accrued expenses of $209,000. Accounts payable and accrued expense obligations were satisfied by cash payments and the issuance of the Company's common stock.

Total stockholders' equity decreased by 11 percent to $1,755,946 at June 30, 2003. This decrease was due to the net loss of $2,426,699 for the six month period ended June 30, 2003, net of the effect of the issuance of the Company's common stock to compensate consultants and others, approximately $199,000 recorded as Additional Paid in Capital related to the effective discount on note and the sale of shares of Series A Preferred Stock, which generated net proceeds to the Company of $279,661.


RECENT FINANCING

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received the first installment of $250,000 on June 13, 2003. The second installment of $100,000 was paid to the Company on June 30, 2003, with the balance payable to the Company on August 1, 2003. Principal and interest (at an annual rate of 10%) are due in full on February 29, 2004. The Company recorded $1,347 of interest expense as of June 30, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan are being used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $199,000 of the proceeds of the Loan to the warrants and $151,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the quarter ended June 30, 2003 was approximately $8,000 and was recorded as effective interest expense in the accompanying consolidated statement of operations.

As security for the Loan, New Millennium (an affiliate of Mr. Calvert) pledged
2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Revenues

During the three months ended June 30, 2002, there were no revenues from continuing operations, compared to $5,500 of revenue in the three months ended June 30, 2003 as a result of the sale of a scaled down version of the Company's PRLS product to customers at the Texas High School Combine. During the last half of 2002, the Company changed its business to focus on fulfilling information technology needs of the sports industry. This change led to the development of the Company's PRLS. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

During the three months ended June 30, 2003, SG&A increased by 76 percent to $824,407 from $469,642 for the three months ended June 30, 2002. The largest components of these expenses were:

     a. Salaries and Payroll-Related Expenses: These expenses were $79,000 for the three months ended June 30, 2003 as compared to $75,000 in the same period in 2002. These expenses remained flat as the Company continued its strategy of operating with a reduced headcount and relying on outside consultants to provide necessary services in a variety of areas.

     b. Consulting Expenses: These expenses increased significantly for the three months ended June 30, 2003, to $452,000 from $300,000 for the three months ended June 30, 2002, an increase of 51 percent. This increase was directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's change of business required additional consulting assistance in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

     c. Legal Expenses: These expenses increased from $75,000 for the three months ended June 30, 2002 to $175,000 for the three months ended June 30, 2003, an increase of 133 percent. This increase was due to the high level of legal assistance required in 2003 for matters such as
          (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances (iv) addressing subpoenas and interview requests by the grand jury investigating Mark Anderson, and (v) addressing the SEC's request for documents as part of its informal investigation.

During the three months ended June 30, 2003, the Company issued an aggregate of 2,330,000 shares of its common stock as consideration for $242,700 of services provided to the Company during the quarter.

Discontinued Operations

As discussed above and in the notes to our consolidated financial statements, effective October 1, 2002, the Company disposed of several operations through the sale of two foreign subsidiaries, Latin American Casinos and NuWay Resources, and, effective November 2002, ceased operations of its World's Best Rated Cigar Company subsidiary. Due to the discontinuance of these operations, the Company has reclassified the historical operating results from these ventures for the three months ended June 30, 2002 and disclosed such results below the results from continuing operations in the consolidated statements of operations. These businesses generated losses from operations of $261,173 for the three months ended June 30, 2002.

Net (Loss) Income

Net loss for the three months ended June 30, 2003 was $1,119,599, or $(0.04) per share compared to a net loss of $732,685, or $(0.11) per share, for the three months ended June 30, 2002. Besides the significant growth in total costs and expenses, the net loss per share was affected by the larger number of weighted average common share equivalents outstanding at June 30, 2003 as compared to 2002 (30,775,820 at June 30, 2003 as compared to 6,904,644 at June 30, 2002).

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Revenues

During the six months ended June 30, 2002, there were no revenues from continuing operations compared to approximately $40,000 of revenue in the six month period ended June 30, 2003 as a result of the sale of a scaled down version of the Company's PRLS product to 18 NFL teams at the 2003 NFL Combine and to customers at the Texas High School Combine. During the last half of 2002, the Company changed its business to focus on fulfilling information technology needs of the sports industry. This change led to the development of the Company's PRLS. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

During the six months ended June 30, 2003, SG&A increased by 80 percent to $1,953,133 from $1,087,888 for the six months ended June 30, 2002. The largest components of these expenses were:

     a. Salaries and Payroll-Related Expenses: These expenses were $133,000 for the six months ended June 30, 2003 versus $150,000 in the same period in 2002, a decrease of $17,000. This decrease reflects the Company's reduced headcount and it reliance on outside consultants to provide necessary services in a variety of areas.

     b. Consulting Expense: These expenses increased significantly for the six months ended June 30, 2003 to $1,176,000 from $932,000 for the six months ended June 30, 2002, an increase of 26 percent. This increase was directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's change of business required additional consulting assistance in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

     c. Legal Expenses: These expenses increased from $150,000 for the six months ended June 30, 2002 to $528,000 for the six months ended June 30, 2003, an increase of 252 percent. This increase was due to the high level of legal assistance required in 2003 for matters such as
          (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances (iv) addressing subpoenas and interview requests by the grand jury investigating Mark Anderson, and (v) addressing the SEC's request for documents as part of its informal investigation.

During the six months ended June 30, 2003, the Company issued an aggregate of 13,690,919 shares of its common stock. Of these shares, 2,633,590 were issued in consideration for $645,648 of obligations previously incurred and 11,217,329 were issued as consideration for $1,257,472 of services provided to the Company during the six month period ended June 30, 2003.


Net (Loss) Income

Net loss for the six months ended June 30, 2003 was $2,426,699, or $(0.09) per share, compared to a net income $345,138, or $0.06 per share, for the six month period ending June 30, 2002. In addition to the significant growth in total costs and expenses, the net loss per share was affected by the cancellation of stock warrants previously expensed of $1,659,750, and the larger number of weighted average common share equivalents outstanding for the six month period ending June 30, 2003 as compared to 2002 (25,982,882 at June 30, 2003 as compared to 6,156,073 at June 30, 2002).

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, with the participation of the President, Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President, Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) Changes in internal controls.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

ISSUANCE OF S-8 SHARES: Between July1 and August 12, 2003, the Company issued a total of 2,575,000 shares of common stock pursuant to a registration statement on Form S-8, to consultants for services performed, which included 200,000 shares issued to Mr. Cox, a member of the board of directors, for his services as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

EXHIBITS            DESCRIPTION OF EXHIBIT

31.1 Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended June 30, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 12, 2003                 NUWAY MEDICAL, INC.


                                       By: /s/ Dennis Calvert
                                          -----------------------------
                                          Dennis Calvert, President,
                                          Chief Executive Officer, and
                                          Interim Chief Financial Officer