Form 10QSB
period 2003-09-30
NUWAY MEDICAL INC
filed 2004-03-08
CIK 880242

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Number of shares outstanding of each of the issuer's classes of common equity, as of February 17, 2004: 36,386,486 shares of common stock, $0.00067 par value per share.



                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                PAGE NO.

       Item 1.    Financial Statements                                                           3

                  Consolidated Balance Sheets - as of September 30, 2003 (unaudited) and
                  December 31, 2002                                                              3

                  Consolidated Statements of Operations - for the three and nine months  ended  September  30,  2003  and  September  30,  2002
                  (unaudited) 4

                  Consolidated Statements of Cash Flows - for the nine months ended
                  September 30, 2003 and September 30, 2002 (unaudited)                          5

                  Notes to Consolidated Financial Statements                                     7

       Item 2.    Management's Discussion and Analysis                                           21

       Item 3.    Controls and Procedures                                                        29


PART II.   OTHER INFORMATION

       Item 5.    Other Information                                                              29

       Item 6.    Exhibits and Reports on Form 8-K                                               31

       Signatures                                                                                31

       Certifications                                                                            32

                  NUWAY MEDICAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
            AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


   ASSETS
                                                                       September 30, 2003      December 31, 2002
                                                                          (unaudited)
                                                                       -------------------   ---------------------
CURRENT ASSETS
     Cash and Cash Equivalents                                                    $ 4,610                   $ 521
                                                                       -------------------   ---------------------
                 Total Current Assets                                               4,610                     521
                                                                       -------------------   ---------------------

PROPERTY AND EQUIPMENT, net                                                        22,430                  28,844
                                                                       -------------------   ---------------------

OTHER ASSETS
     Marketing Database, net                                                            -                 255,000
     Med Wireless License, net                                                  1,826,906               4,090,000
                                                                       -------------------   ---------------------
                 Total Other Assets                                             1,826,906               4,345,000
                                                                       -------------------   ---------------------

TOTAL ASSETS                                                                  $ 1,853,946             $ 4,374,365
                                                                       ===================   =====================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                      $ 944,472             $ 1,131,579
     Notes Payable, net                                                         1,384,986               1,120,000
     Debentures Payable, net                                                      150,000                 150,000
                                                                       -------------------   ---------------------
                 Total Current Liabilities                                      2,479,458               2,401,579
                                                                       -------------------   ---------------------

COMMITMENTS AND CONTINGENCIES AND
     SUBSEQUENT EVENTS (Notes 8, 9, 10 and 11)

STOCKHOLDERS' EQUITY  (DEFICIT)
     Preferred Stock, $.00067 Par Value, 25,000,000
       Shares Authorized, 559,322 and No Shares Issued
       and Outstanding at September 30, 2003 and
       December 31, 2002, respectively                                                375                       -
     Common Stock, $.00067 Par Value, 100,000,000
       Shares Authorized, 35,761,486 and 17,137,727 Shares
       Issued and Outstanding at September 30, 2003 and
       December 31, 2002, respectively                                             23,959                  11,483
     Additional Paid-In Capital                                                22,977,835              20,289,936
     Accumulated Deficit                                                      (23,500,677)            (18,201,629)
     Treasury Stock at cost, 44,900 shares as of
       September 30, 2003 and December 31, 2002                                  (127,004)               (127,004)
                                                                       -------------------   ---------------------
                 Total Stockholders' Equity (Deficit)                            (625,512)              1,972,786
                                                                       -------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 1,853,946             $ 4,374,365
                                                                       ===================   =====================

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002



                                                            Three Months                               Nine Months
                                                         Ended September 30,                       Ended September 30,
                                                        2003             2002              2003              2002
                                                    --------------    ---------------    --------------    --------------
                                                     (unaudited)        (unaudited)        (unaudited)       (unaudited)
Revenue
        License of Software                           $         -          $       -        $   40,165         $       -
                                                    --------------    ---------------    --------------    --------------
              Total Sales
                                                                -                  -            40,165                 -
                                                    --------------    ---------------    --------------    --------------

Costs and Expenses

        Selling, General and Administration               614,075            737,317         2,618,183         1,825,205

        Depreciation and Amortization                     219,388              2,600           658,164             7,800
        Impairment of Intangible Assets (Note 4)        1,866,344                  -         1,866,344                 -
        Cancellation of Stock Warrants Previously
        Expensed                                                -                  -                 -       (1,659,750)
                                                    --------------    ---------------    --------------    --------------
              Total Costs and Expenses
                                                        2,699,807            739,917         5,142,691           173,255
                                                    --------------    ---------------    --------------    --------------


Operating (Loss)                                      (2,699,807)          (739,917)       (5,102,526)         (173,255)
                                                    --------------    ---------------    --------------    --------------

Other (Expenses) Income

        Interest (Expense) Income                       (121,567)                  -         (196,523)             6,629
                                                    --------------    ---------------    --------------    --------------

              Net Other (Expenses)                      (121,567)                  -         (196,523)             6,629
                                                    --------------    ---------------    --------------    --------------


(Loss) Income Before Income Taxes                     (2,821,374)          (739,917)       (5,299,049)         (166,626)

Income Taxes (Provision) Benefit                                -                  -                 -                 -
                                                    --------------    ---------------    --------------    --------------

Net (Loss) Income from Continuing Operations          (2,821,374)          (739,917)       (5,299,049)         (166,626)
                                                    --------------    ---------------    --------------    --------------


Discontinued Operations   (Note 2)                              -          (372,833)                 -         (600,986)

                                                    --------------    ---------------    --------------    --------------
Net (Loss)                                          $ (2,821,374)      $ (1,112,750)     $ (5,299,049)      $  (767,612)
                                                    ==============    ===============    ==============    ==============


(Loss) Earnings Per Common Share and Common Share
        Equivalents Basic and Fully Diluted


        Common Share Equivalents Outstanding           33,769,193          9,999,062        28,628,360         7,437,069
                                                    ==============    ===============    ==============    ==============
              Net (Loss) Income Per Share           $      (0.08)        $    (0.11)       $    (0.19)       $    (0.10)
                                                    ==============    ===============    ==============    ==============


                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                                  2003             2002
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                    $(5,299,049)     $  (767,612)
  Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
         Depreciation and Amortization                                            658,164            7,800
         Impairment of Intangible Assets (Note 4)                               1,866,344               --
         Amortization of Discount on Note                                          93,092               --
         Issuance of Stock for Services and Interest                            2,162,984          727,582
         Cash Used in Discontinued Operations                                          --          889,096
         Cancellation of Warrants Previously Recorded as Expense                       --       (1,659,750)
         Bad Debt Expense                                                          10,000               --
         Increase in Prepaid Expenses and Other Current Assets                                       5,400
         Decrease in Accounts Payable and Accrued Expenses                       (187,107)         (18,931)
                                                                              -----------      -----------
                                                                                 (695,572)        (816,415)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash Used in Discontinued Operations                                             --          (23,107)
      Increase in Other Assets                                                         --           23,703
                                                                              -----------      -----------
      Net Cash Used in Investing Activities                                            --              596
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Convertible Debentures                                              --          (50,000)
      Reduction of Loan from Officers & Affiliates                                     --          380,377
      Proceeds from the Sale of Securities                                             --          250,000
      Proceeds from the Sale of Preferred Stock                                   279,661               --
      Proceeds from Term Loan                                                     420,000               --
                                                                              -----------      -----------
      Net Cash Provided by  Financing Activities                                  699,661          580,377
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,089         (235,442)


CASH AND CASH EQUIVALENTS - BEGINNING                                                 521          244,344
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING                                            $     4,610      $     8,902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
                    Interest                                                  $        --      $        --
                    Income Taxes                                              $        --      $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
     Conversion of Debentures                                                 $        --      $ 2,200,000
ISSUANCE OF STOCK FOR CAPITALIZED ASSETS
     Software                                                                 $        --      $   300,000
     Med Wireless License, net                                                $        --      $ 4,620,000
     Increase in Debt for Med Wireless License                                $        --      $ 1,120,000
Effective Discount on Note Payable                                            $   245,420      $        --

NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION


           a) Principles of Consolidation and Basis of Presentation

           In the opinion of the management of NuWay Medical, Inc. (the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2003; the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002; and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. Interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Form 10-KSB, filed May 23, 2003.

           The consolidated balance sheets at September 30, 2003 and December 31, 2002 include the accounts of NuWay Medical, Inc. and its joint venture subsidiary, NuWay Sports, LLC ("NuWay Sports") (collectively referred to as the "Company"). NuWay Medical, Inc. owns 51% of NuWay Sports and the remaining 49% is owned by Rasheed & Associates, and operations for NuWay Sports commenced in January 2003. Thus, operations are consolidated. As there is no equity in NuWay Sports, 100% of this entity is absorbed by NuWay Medical, Inc. All significant inter-company balances have been eliminated in consolidation.

           b)       Management's Plans

           The Company had approximately $3,000 of cash on hand at March 1, 2004. From June 2003 to August 2003 the Company received $420,000 in the form of a Note Payable as described in Note 7 below. On November 20, 2003, the Company received $50,000 in the form of a Promissory Note as described in Note 11 below. Notwithstanding these financing activities, the Company will need to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this filing, the Company was not a party to any definitive agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

           The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Although a market maker has submitted an application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, there can be no assurance that this application will be approved by NASD (and, if not, that any other applications that may in the future be filed), or the Company will be cleared to trade on the Bulletin Board, in particular in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting has made it more difficult to effect trades and has led to a significant decline in the frequency of trades and trading volume. The delisting could also adversely affect the Company's ability to obtain financing due to the decreased liquidity of the Company's shares.

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

           Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the first half of 2004. The Company has entered into an agreement with its first NBA franchisee to implement the PRLS system for that franchise. The Company's PRLS was introduced to the marketplace in January 2003 and generated a total of approximately $40,000 in revenues during the first and second quarters of 2003 through the sale of a scaled-down version of the product to 18 National Football League ("NFL") teams at the 2003 NFL Combine. Pursuant to these transactions, the Company digitized over 60,000 medical images for use by NFL teams in their evaluation of potential draft picks. Management believes that its PRLS is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

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

           d)       Impairment of Long-Lived Assets

           The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which supercedes previous guidance. As discussed in Note 2, the Company discontinued several operations during the year ended December 31, 2002. Refer to Note 4 for discussion of impairment of certain intangible assets as of September 30, 2003.

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

           f)       Earnings (Loss) Per Share

           The Company reports basic and diluted earnings per share ("EPS") for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by dividing reported earnings by the weighted average shares outstanding adjusted for all potentially dilutive shares, which include shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock using the "if-converted" method. For the three and nine months ended September 30, 2003 and 2002, the denominator in the diluted EPS computation was the same as the denominator for basic EPS computation due to the antidilutive effect of the warrants and stock options on the Company's net loss.

           For the three and nine months ended September 30, 2003 and September 30, 2002, the computation of basic and diluted EPS was as follows:

                                                Three Months                       Nine Months
                                             Ended September 30,                Ended September 30,
                                           2003              2002               2003              2002
                                       ------------      ------------      ------------      ------------
Basic and Diluted EPS:
----------------------
Numerator - Net (Loss) from
   Continuing Operations               $ (2,821,374)     $   (739,917)     $ (5,299,049)     $   (166,626)
Denominator - Weighted Average
  Shares Outstanding                     33,769,193         9,999,062        28,628,360         7,437,069
                                       ------------      ------------      ------------      ------------
       (Loss) Income per Share         $      (0.08)     $      (0.07)     $      (0.19)     $      (0.02)
                                       ------------      ------------      ------------      ------------

Numerator - Net (Loss) Income from
  Discontinued Operations              $         --      $   (372,833)     $         --      $   (600,986)
Denominator - Weighted Average
  Shares Outstanding                             --         9,999,062                --         7,437,069
                                       ------------      ------------      ------------      ------------
       (Loss) Income per Share         $         --      $      (0.04)     $         --      $      (0.08)
                                       ------------      ------------      ------------      ------------

Numerator - Net (Loss) Income          $ (2,821,374)     $ (1,112,750)     $ (5,299,049)     $   (767,612)
Denominator - Weighted Average
  Shares Outstanding                     33,769,193         9,999,062        28,628,360         7,437,069
                                       ------------      ------------      ------------      ------------
       (Loss) Income per Share         $      (0.08)     $      (0.11)     $      (0.12)     $      (0.10)
                                       ------------      ------------      ------------      ------------


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

           Had compensation cost for options issued under the 1994 Stock Option Plan, as described more fully in Note 6, been determined based upon fair value at the grant date for options granted, consistent with the provision of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                        2003              2002             2003            2002
                                                  --------------     -------------    ------------     ------------
Net (Loss) - as reported                          $   (2,821,374)    $  (1,112,750)   $ (5,299,049)    $   (767,612)
Deduct: stock based employee
  compensation expenses determined
  under fair value based method                                 -                 -               -                -
                                                  --------------     -------------    ------------     ------------
Net (Loss) - pro forma                            $   (2,821,374)    $  (1,112,750)   $ (5,299,049)    $   (767,612)
                                                  ==============     =============    ============     ============

Net (Loss) per share - as reported
Basic                                             $        (0.08)    $       (0.11)   $      (0.19)    $      (0.10)
                                                  ==============     =============    ============     ============
Diluted                                           $        (0.08)    $       (0.11)   $      (0.19)    $      (0.10)
                                                  ==============     =============    ============     ============

Net (Loss) per share - pro forma
Basic                                             $        (0.08)    $       (0.11)   $      (0.19)    $      (0.10)
                                                  ==============     =============    ============     ============
Diluted                                           $        (0.08)    $       (0.11)   $      (0.19)    $      (0.10)
                                                  ==============     =============    ============     ============


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

The results of operations of the Company's oil and gas, casino, and cigar distribution operations have been shown as discontinued operations as follows:

                                                     Three Months Ended        Nine Months Ended
                                                     September 30, 2002       September 30, 2002
                                                   ---------------------    ---------------------
Revenues                                                  $     185,605            $     629,415
Operating Expenses                                              558,438                1,230,401
                                                   ---------------------    ---------------------
Loss from Discontinued Operations                        $    (372,833)           $    (600,986)
                                                   =====================    =====================


NOTE 3.  PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

                                                       September 30, 2003     December 31, 2002
                                                     ---------------------    --------------------
Furniture, Fixtures & Office Equipment                      $      42,753            $     42,753
Less:  Accumulated Depreciation                                    20,323                  13,909
                                                     ---------------------    --------------------
Property and Equipment, net                                 $      22,430            $     28,844
                                                     =====================    ====================


Furniture, fixtures and office equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is estimated to be five years.

NOTE 4.           INTANGIBLE ASSETS

The Company had the following Intangible Assets at September 30, 2003: a marketing database purchased from Genesis Health Tech, Inc. on September 28, 2002 and certain software technology licensed from Med Wireless, Inc. on August 21, 2002. The database is a comprehensive listing of healthcare providers in the U.S. and represents what the Company believes to be a valuable tool for phone, mail and direct marketing activities related to the Company's new medical technology products. The technology licensed from Med Wireless relates to the movement of medical images and data over the Internet and via handheld wireless devices and is critical to the Company's PRLS product as well as potential future products. No amortization was recorded for these intangible assets in 2002 as the Company did not begin to utilize the database nor generate sales of products derived from this technology until 2003. In January 2003, the Company began to amortize both assets on a straight-line basis over estimated five year useful lives and a total of $217,250 and $651,750 in amortization expense was recorded for the three and nine month periods, respectively.

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

         The Company is required to assess the impairment of goodwill and other intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, and a market value of the Company's common stock lower than the Company's assets' book value. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. The Company's common stock traded at a high of $0.34 on June 6, 2003, four days before the stock was de-listed from the Nasdaq SmallCap exchange on June 10, 2003. The stock value decreased to $0.10 just after it was delisted, and stayed at approximately $0.10 through the end of the second quarter 2003. It traded at a high of $0.09 on the last day of the second quarter. During the third quarter, the stock continued to decrease in price, and traded as low as $0.38 per share. On the last day of third quarter 2003, the stock closed at $0.06. Because the Company's common stock had continually traded lower during the third quarter 2003, lowing the market capitalization of the Company to a low of $1,609,266 during that period (on September 11, 2003), Management determined that it was appropriate during the third quarter to conduct an impairment analysis of the intangible assets on its books that were, in the aggregate, valued at over twice the market value of Company.

         Management conducted an impairment analysis of the two intangible assets on its books: the marketing database and Med Wireless license. These two assets were listed on the Company's financial statements for the period ending June 30, 2003 at values of $229,500 and $3,681,000, respectively. Depreciation for the period ending September 30, 2003, would have decreased the value of those assets to $216,750 and $3,476,500 respectively.

         With respect to the marketing database, although Management intends to use the database to market products offered by its recently acquired Premium Medical Group, Inc. subsidiary, it has no way of predicting what success it will have in that marketing effort, and has not at this time used the marketing database to market any product or generate any revenue for the Company, and has thus determined to record a 100% impairment of that asset in the amount of $216,750.

         With respect to the Med Wireless license, Management analyzed the sales prospects of its PRLS system (which is based upon the technology licensed from Med Wireless) to the various professional and collegiate sports organizations, the limited successes the Company's NuWay Sports subsidiary has had thus far in its sales efforts, and the projected revenue from projected future sales, and has determined to record an impairment charge to the recorded value of the Med Wireless license of $1,649,594. This amount was calculated projecting sales over a three year period (calendar years 2004, 2005 and 2006), factoring in the costs of sales and the product costs, discounting projected net revenue to their present value using a 7.5% interest factor, and further discounts of the Company's projections for uncertainties relative to the timing of acceptance of this technology.

         Management does not believe that a further impairment of these assets will be necessary as of the period ending December 31, 2003.



NOTE 5.           STOCK, STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2003, the Company issued an aggregate of 18,623,759 shares of its common stock. Of these shares, 2,633,590 were issued in consideration for $645,648 of obligations previously accrued at December 31, 2002, and 15,990,169 shares were issued as consideration for $1,530,000 of services provided to the Company during the nine month period ended September 30, 2003. Of this amount approximately $1,020,600 represents consulting expense, $394,000 represents legal expenses, and the balance of $115,000 represents compensation, advisory board fees, and board of directors' expenses.

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

The Company had the following outstanding convertible securities at September 30, 2003: (a) stock options issued under the 1994 Stock Option Plan to purchase up to 65,000 shares of the Company's common stock (see Note 6); (b) five-year warrants to acquire up to 300,000 shares of common stock at an exercise price of $1.75 per share; (c) a warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.30 per share exercisable through February 23, 2004, issued in 2002 to a former executive of the Company; and (d) warrants to purchase up to 559,322 shares of common stock at an exercise price of $.20 per share, exercisable for a period of three years, issued in conjunction with the Company's sale of 559,322 shares of Convertible Preferred Stock during the first quarter of 2003, and which are not convertible until nine months from the date of issuance (Note 9).

At September 30, 2003, the Company also had outstanding 1,725,000 publicly traded warrants (NMEDW) to purchase the Company's common stock at an exercise price of $3.00 per share. These warrants expired December 11, 2003.

See Note 7 for discussion of warrants issued in conjunction with debt entered into in September 2003.


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

At September 30, 2003 and December 31, 2002, the Company had options outstanding and exercisable as follows:

                                                             Number of
                                                               Shares        Price Per Share
                                                            -------------    -----------------
Options Outstanding at December 31, 2002                          65,000        $1.00 - $1.75
Options Issued                                                   -
Options Expired                                                  -
Options Exercised                                                -
                                                            -------------    -----------------
Options Outstanding at September 30, 2003                         65,000        $1.00 - $1.75
                                                            =============

All outstanding stock options were fully exercisable at September 30, 2003.

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

At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Summitt Ventures. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions (as previously described by the Company in its Form 10-QSB for the quarter ended March 31,
2003), Mr. Calvert now believes that conversion of the note is no longer a required term of the agreement between New Millennium and Summit.

The Company was unable to pay the note at the due date of October 1, 2003. At the board meeting on October 15, 2003, the board determined to put the issue of conversion of the note to the Company's shareholders at a special meeting of the shareholders scheduled for December 9, 2003. On November 7, 2003, a Definitive 14a was filed by the Company with respect to that meeting. The shareholders meeting was held on December 9, 2003, but adjourned without a vote due to a lack of quorum. The meeting was rescheduled for December 30, 2003. At the December 30, 2003 shareholder meeting, the board was again advised that there was not a quorum, and therefore the vote could not be held. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board voted to adjourn the meeting indefinately. As of January 1, 2004, the loan is in default status and has not been repaid.

On February 10, 2004, the board voted and resolved to convert the note into shares of the Company as required in its acquisition agreement with Premium Medical Group, Inc., a privately held Florida corporation. New Millennium Capital Partners, LLC agreed to convert its secured promissory note in the principal amount of $1,120,000 (together with $114,800 in accrued but unpaid interest thereon) into 30,869,992 shares of the Company's Common Stock. We expect the conversion to occur within the next 60 days.

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received all scheduled installments, and principal and interest (at an annual rate of 10%) were due in full on February 29, 2004. The Company has spoken with representatives of the Augustine II, LLC, and have advised them that the Company is unable to pay the amount due under the note by February 29, 2004. The Augustine II, LLC representatives indicated a desire to restructure the terms of the note to allow a longer time frame for the Company to repay the obligation. Those negotiations are yet to be finalized. The Company recorded $11,717 of interest expense as of September 30, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan were used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $245,000 of the Loan proceeds to the warrants and $175,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the quarter ended September 30, 2003 was approximately $93,000 and is recorded as effective interest expense in the accompanying consolidated statement of operations.

As security for the Loan, New Millennium (an affiliate of Mr.  Calvert)  pledged
2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

NOTE 8.    CONVERTIBLE DEBENTURES

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest were converted into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest were converted into 1,332,570 shares of common stock. In December 2002 the Company received a notice from the remaining two debenture holders (the "Remaining Debenture Holders") requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the Remaining Debenture Holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the Remaining Debenture Holders 96,006 shares of common stock and promptly notified the Remaining Debenture Holders' counsel and the Company's transfer agent of the approval and ratification of the issuance. However, the actual certificates representing the shares were not delivered to the Remaining Debenture Holders until the first quarter of 2003. The Remaining Debenture Holders then refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remaining outstanding and continue to accrue interest until repaid in full. The Remaining Debenture Holders have since demanded full payment on their $150,000 of debentures (plus accrued interest). In June 2003, the Remaining Debenture Holders filed suit in the Orange County Superior Court against the Company claiming it breached the debenture agreement by failing to honor the terms of the notice of conversion. Although the Company's financial statements reflect the $150,000 of debentures as still being outstanding, the Company disputes the Remaining Debenture Holders' claims that the conversions were invalid. The Company and the Remaining Debenture Holders have, since the lawsuit was filed, entered into a settlement agreement in which the remaining Debenture holders would convert the debentures into common stock equal to approximately $70,000. The settlement agreement calls for conversion into stock over a period of three months. The Company has partially satisfied the obligations under this agreement, and expects to fully satisfy its obligations in the first quarter 2004.

NOTE 9.          CONVERTIBLE PREFERRED STOCK

During the nine month period ended September 30, 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 559,322 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, for a total consideration of $279,661. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. In addition, each share of preferred sold entitles the purchaser to one warrant to purchase one share of common stock at a price of $0.20 per share. Using the Black-Scholes pricing model, the Company estimated the fair value of these warrants to be approximately $35,000, and such amount has been netted in additional paid in capital on the September 30, 2003 consolidated balance sheet. The Black Scholes calculation assumed a discount rate of approximately five percent, volatility of 180 percent and no dividends. The Series A Preferred Stock may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date.

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

Lease Commitment

The Company is obligated on a month-to-month office lease at its California facility. This lease required monthly rentals of $7,850 through May 2003 and was increased to $8,750 at June 2003. All other leases are of short duration or are on a month-to-month arrangement. Rent expense for the nine months ended
September 30, 2003 and the year ended December 31, 2002 was approximately $74,500 and $96,500, respectively.

Stock-based Commitments

The Company currently utilizes the services of a number of consultants who are compensated with shares of common stock. While each agreement can generally be terminated with a 15 day notice, the Company may be obligated to issue additional shares to the consultants.

NOTE 11. SUBSEQUENT EVENTS

On October 29, 2003, the Company issued an unvested warrant to an individual to purchase 2,000,000 shares of common stock at $0.05 a share. The warrant expires on October 29, 2004. The Warrant is not exercisable unless and until the Holder introduces to the Company an investor or investors which investor or investors invest net proceeds in the Company of at least $250,000 within 3 months of the introduction. The closing of any such investment shall be in the sole and absolute discretion of the Company. In the event investments of at least $250,000 are not so made by May 1, 2004, or are made by or through parties other than the Holder, the Warrant shall expire in its entirety and be of no further force or effect.


On November 20, 2003, the Company received proceeds of $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to the investor 90 days from the date of the loan. The Company's CEO and president Dennis Calvert personally guaranteed the note. As of March 1, 2004 the Company has paid back $23,000 to the investor, and has made arrangements with the investor to extend the terms of the note to allow payment of the remainder due by March 20, 2004.

On January 30, 2004, the Company entered into a tax free reorganization with Premium Medical Group, Inc., a Florida corporation ("Premium") pursuant to a Stock Purchase Agreement (the "Agreement") that called for the Company to acquire 100% of the shares of Premium from Eduardo A. Ruiz and Luis A. Ruiz, Premium's sole shareholders, in exchange for 30,000,000 shares of the Company's common stock, subject to adjustment as more fully described in the Agreement (the "Transaction"). Based on the closing bid price for the Company's common stock on January 31, 2004, the shares issued to the Premium shareholders in connection with the Transaction have been valued at approximately $1,500,000. The Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company on February 17, 2004, and the description of the Transaction contained herein is qualified in its entirety by reference to the Agreement.

The consideration for the Transaction was determined through arms'-length negotiation between the Company and Premium and its shareholders, giving due consideration to the market value of the Company's common stock and the estimated value of Premium. The 30,000,000 shares issued in the Transaction are being held in escrow and are subject to downward adjustment pursuant to an agreed upon formula, as more fully described in the Agreement. Eduardo A. Ruiz and Luis A. Ruiz retain the full voting rights of these shares while they are held in escrow. In addition, the consideration for the Transaction includes an earn out bonus pursuant to which the Premium shareholders shall be entitled to receive additional consideration equal to the following percentages of Premium's net income (calculated in accordance with generally accepted accounting principles) during calendar year 2004: (i) 20% of net income for net income of up to $1,000,000; (ii) 15% of net income for net income of $1,000,000 up to $2,000,000; (iii) 10% of net income for net income over $2,000,000. This additional consideration shall be paid in the form of warrants to purchase the Company's common stock.

Immediately following the Transaction, the Company's capitalization consisted of 66,386,486 shares of common stock outstanding, of which the Company's shareholders prior to the Transaction held 36,386,486 shares, and the former Premium shareholders held 30,000,000 shares. The 30,000,000 shares represent approximately 45% of the post-Transaction outstanding common shares of the Company.

As a condition to Premium entering into the Agreement, New Millennium Capital Partners, LLC (a company controlled by Dennis Calvert, the Company's CEO and President), agreed to convert its secured promissory note in the principal amount of $1,120,000 (together with $114,800 in accrued but unpaid interest thereon) into 30,869,992 shares of the Company's Common Stock. Following this conversion, the Company's capitalization will consist of 97,256,478 shares of common stock outstanding, and Mr. Calvert will be the beneficial owner of approximately 35,651,992 shares of common stock or approximately 37% of our outstanding stock, which includes the 4,782,000 shares he currently owns. We expect the conversion to occur within the next 60 days.

Additionally,  pursuant to the Agreement, the Company agreed to appoint Mr. Luis
A. Ruiz to the Company's Board of Directors, subject to Mr. Ruiz's formal acceptance of the position and a standard application and background check process that the Company expects to be completed within the next 30 days. Once Mr. Ruiz has been appointed to the board, our Board of Directors will consist of Mr. Dennis Calvert, Mr. Gary Cox, Mr. Steven Harrison, Mr. Joseph Provenzano and Mr. Luis A. Ruiz. There are no other material relationships between Premium or the shareholders thereof, and the Company or any of its affiliates or any of its officers or directors.

On February 23, 2004, the Company issued an unvested warrant to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company.

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

The Company markets its PRLS through its subsidiary NuWay Sports, LLC, a joint venture formed in December 2002 and owned 51% by the Company and 49% by Rasheed & Associates. NuWay Sports recently sold the scaled down version of the PRLS to several NFL teams and is promoting its service to other NFL teams, the NFL itself, the NFL Trainers Association, the NFL Players Association and the NFL Player Safety Council. NuWay Sports also markets the PRLS to teams, leagues, and player associations in the National Basketball Association ("NBA"), Major League Baseball ("MLB"), and other sports such as hockey, soccer, boxing, motor sports, and entertainment sports. The Company believes that its PRLS would benefit not only professional sports leagues and participants, but also collegiate programs and in some cases, high school athletic programs.

The following discussion compares the three and nine month periods ended September 30, 2003 and September 30, 2002. Due to the recent complete material change in the Company's business focus and operations, this discussion will not address the discontinued operations in the areas of oil and gas exploration, cigar distribution, and gaming equipment rentals which constituted the majority of the Company's operations during the nine month period ended September 30, 2002.

ANALYSIS OF FINANCIAL CONDITION

The Company had approximately $3,000 of cash on hand at March 1, 2004. In September 2003, the Company received all scheduled installments of a total loan commitment of $420,000 as described in Note 7 to the financial statements appearing elsewhere in this report. On November 20, 2003, the Company received $50,000 in the form of a Promissory Note as described in Note 11 above. Notwithstanding this financing, the Company will still need to raise additional capital to sustain operations and implement its growth strategy until such time, if ever, that the Company achieves profitability. As of the date of this filing, the Company was not a party to any definitive agreements to provide such financing. Although the Company is in the process of actively reviewing additional proposals made by private investors and investment bankers, there can be no assurance that the Company will be able to consummate any such transactions on terms satisfactory to the Company, or at all, or if consummated, that such financings will provide the Company with sufficient capital. If the Company is unable to secure additional financing within the next 120 days it would need to significantly curtail and perhaps shut down its operations. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate sufficient financial strength to provide confidence for a lender.

The Company's shares were delisted effective as of June 10, 2003 from trading on the Nasdaq SmallCap Market. The shares are currently quoted on the pink sheets. Although a market maker has submitted an application for quotation of the Company's shares on the Over-the-Counter Bulletin Board, there can be no assurance that this application will be approved by NASD (and, if not, that any other applications that may in the future be filed), or the Company will be cleared to trade on the Bulletin Board, in particular in light of the public interest concerns raised by Nasdaq in connection with the delisting of the Company's shares. This Nasdaq delisting has made it more difficult to effect trades and has led to a significant decline in the frequency of trades and trading volume. The delisting could also adversely affect the Company's ability to obtain financing due to the decreased liquidity of the Company's shares.

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

Based on its current business plan, and assuming sufficient financing is obtained, management believes it will be able to generate meaningful sales of its PRLS software application and that it may be able to secure sales or license agreements as early as the first half of 2004. The Company has entered into an agreement with its first NBA franchise to implement the PRLS system for that franchise. The Company's PRLS was introduced to the marketplace in January 2003 and generated a total of approximately $40,000 in revenues during the first and second quarters of 2003 through the sale of a scaled-down version of the product to 18 NFL teams at the 2003 NFL Combine. Pursuant to these transactions, the Company digitized over 60,000 medical images for use by NFL teams in their evaluation of potential draft picks. Management believes that its PRLS is already being referred by its customers and prospects as the best of brand for its sports industry focus. The Company is marketing the PRLS to multiple sports leagues and is actively seeking additional vertical market opportunities. There can be no assurance, however, that the Company will be able to secure any further agreements for its product, that such agreements will ever generate meaningful revenue for the Company, or that the Company will be able to successfully capture any such vertical market opportunities.

Based on its current business plan, management anticipates that the Company will need to add additional staff over the next 12 months. Although it only had three full time employees as of September 30, 2003, the Company also relies on at least 12 consultants who work on behalf of the Company. The Company intends to add some of these consultants to its full time staff as employees and add additional staff members on an as needed basis. Based on its anticipated growth in revenues, and subject to the availability of additional financing, the Company expects to add up to approximately 20 full time employees before the end of second quarter 2004.

During the latter half of 2002, because the Company was focused on implementing its new business, it generated no revenues, and thus received no cash from operations, resulting in negative working capital. Current assets increased from $521 at December 31, 2002 to $30,860 at September 30, 2003. The increase was due to the sale of $279,661 of the Company's Preferred Series A shares, $420,000 of proceeds from the Term Loan Agreement, and $40,000 in revenues generated by the sale of the Company's PRLS since its introduction to the marketplace in the first quarter of 2003.

Other assets  declined  from  $4,345,000  at December 31, 2002 to  $3,693,250 at
September  30,  2003.  The  decrease  of  $651,750  was  primarily   related  to
amortization of our intangible assets.

Current liabilities increased from $2,401,579 at December 31, 2002 to $2,479,458 at September 30, 2003. The increase was due to an increase in Notes Payable of $420,000 offset by the net effective discount on note of approximately $155,000 related to the warrants attached to the Augustine II, LLC note payable and a reduction in accounts payable and accrued expenses of $187,000. Accounts payable and accrued expense obligations were satisfied by cash payments and the issuance of the Company's common stock.

Total stockholders' equity decreased to a deficit of $625,512 at September 30, 2003. This decrease was due to the net loss of $5,299,049 for the nine month period ended September 30, 2003, net of the effect of the issuance of the Company's common stock to compensate consultants and others, approximately $245,000 recorded as Additional Paid in Capital related to the effective discount on note and the sale of shares of Series A Preferred Stock, which generated net proceeds to the Company of $279,661. The net loss for the nine months ended September 30, 2003 included an impairment charge of $1,866,344 against the recorded value of intangible assets.


RECENT FINANCING

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000,
$100,000,  and $70,000  (the  "Loan").  The Company  received  has  received all scheduled  installments  and  principal  and interest (at an annual rate of 10%)
were due in full on February 29, 2004. The Company has spoken with representatives of the Augustine II, LLC, and have advised them that the Company is unable to pay the amount due under the note by February 29, 2004. The Augustine II, LLC representatives indicated a desire to restructure the terms of the note to allow a longer time frame for the Company to repay the obligation. Those negotiations are yet to be finalized. The Company recorded $11,717 of interest expense as of September 30, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company at any time without premium or penalty. The proceeds of the Loan are being used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $245,000 of the proceeds of the Loan to the warrants and $175,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the quarter ended September 30, 2003 was approximately $93,000 and was recorded as effective interest expense in the accompanying consolidated statement of operations.

As security for the Loan, New Millennium (an affiliate of Mr.  Calvert)  pledged
2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

During the three months ended September 30, 2002, there were no revenues from continuing operations, compared to no revenues in the three months ended September 30, 2003. During the last half of 2002, the Company changed its business to focus on fulfilling information technology needs of the sports industry. This change led to the development of the Company's PRLS. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

During the three months ended September 30, 2003, SG&A increased by 10 percent to $614,075 from $559,100 for the three months ended September 30, 2002. The largest components of these expenses were:

a. Salaries and Payroll-Related Expenses: These expenses were $129,000 for the three months ended September 30, 2003 as compared to $75,000 in the same period in 2002. These expenses increased as the Company issued stock for services in lieu of salary totaling approximately $52,000 which was needed to continue its current marketing strategy related to the development of PRLS vertical markets.

b. Consulting Expenses: These expenses were consistent for the three months ended September 30, 2003, totaling $297,000 as compared to $300,000 for the three months ended September 30, 2002. This amount of consulting expense is consistent with management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's change of business required additional consulting assistance in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

c. Legal Expenses: These expenses increased from $75,000 for the three months ended September 30, 2002 to $118,000 for the three months ended September 30, 2003, an increase of 57 percent. This increase was due to the high level of legal assistance required in 2003 for matters such as
         (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business,(iii) numerous stock issuances, (iv) addressing subpoenas and interview requests by the grand jury investigating Mark Anderson, and (v) addressing the SEC's request for documents as part of its informal investigation.

During the three months ended September 30, 2003, the Company issued an aggregate of 4,932,840 shares of its common stock as consideration for $443,956 of services provided to the Company during the quarter. It is likely that, until the Company has sufficient cash on hand, it will continue to utilize an equity plan registered pursuant to form S-8 to allow compensation for consultants and employees that provide services to the Company.

Impairment of Intangible Assets

The Company is required to assess the impairment of goodwill and other intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, and a market value of the Company's common stock lower than the Company's assets' book value. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. The Company's common stock traded at a high of $0.34 on June 6, 2003, four days before the stock was de-listed from the Nasdaq SmallCap exchange on June 10, 2003. The stock value decreased to $0.10 just after it was delisted, and stayed at approximately $0.10 through the end of the second quarter 2003. It traded at a high of $0.09 on the last day of the second quarter. During the third quarter, the stock continued to decrease in price, and traded as low as $0.38 per share. On the last day of third quarter 2003, the stock closed at $0.06. Because the Company's common stock had continually traded lower during the third quarter 2003, lowing the market capitalization of the Company to a low of $1,609,266 during that period (on September 11, 2003), Management determined that it was appropriate during the third quarter to conduct an impairment analysis of the intangible assets on its books that were, in the aggregate, valued at over twice the market value of Company.

         Management conducted an impairment analysis of the two intangible assets on its books: the marketing database and Med Wireless license. These two assets were listed on the Company's financial statements for the period ending June 30, 2003 at values of $229,500 and $3,681,000, respectively. Depreciation for the period ending September 30, 2003, would have decreased the value of those assets to $216,750 and $3,476,500 respectively.

         With respect to the marketing database, although Management intends to use the database to market products offered by its recently acquired Premium Medical Group, Inc. subsidiary, it has no way of predicting what success it will have in that marketing effort, and has not at this time used the marketing database to market any product or generate any revenue for the Company, and has thus determined to record a 100% impairment of that asset in the amount of $216,750.

         With respect to the Med Wireless license, Management analyzed the sales prospects of its PRLS system (which is based upon the technology licensed from Med Wireless) to the various professional and collegiate sports organizations, the limited successes the Company's NuWay Sports subsidiary has had thus far in its sales efforts, and the projected revenue from projected future sales, and has determined to record an impairment charge to the recorded value of the Med Wireless license of $1,649,594. This amount was calculated projecting sales over a three year period (calendar years 2004, 2005 and 2006), factoring in the costs of sales and the product costs, discounting projected net revenue to their present value using a 7.5% interest factor, and further discounts of the Company's projections for uncertainties relative to the timing of acceptance of this technology.

         Management does not believe that a further impairment of these assets will be necessary as of the period ending December 31, 2003.

Discontinued Operations

As discussed above and in the notes to our consolidated financial statements, effective October 1, 2002, the Company disposed of several operations through the sale of two foreign subsidiaries, Latin American Casinos and NuWay Resources, and, effective November 2002, ceased operations of its World's Best Rated Cigar Company subsidiary. Due to the discontinuance of these operations, the Company has reclassified the historical operating results from these ventures for the three months ended September 30, 2002 and disclosed such results below the results from continuing operations in the consolidated statements of operations. These businesses generated losses from operations of $261,173 for the three months ended September 30, 2002.

Net (Loss) Income

Net loss for the three months ended September 30, 2003 was $2,821,374, or $(0.08) per share compared to a net loss of $1,112,750, or $(0.11) per share, for the three months ended September 30, 2002. Besides the significant growth in total costs and expenses and the intangible asset impairment charge recorded as of September 30, 2003 totaling $1,866,344, the net loss per share was affected by the larger number of weighted average common share equivalents outstanding at September 30, 2003 as compared to 2002 (33,769,193 at September 30, 2003 as compared to 9,999,062 at September 30, 2002).

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

During the nine months ended September 30, 2002, there were no revenues from continuing operations compared to approximately $40,000 of revenue in the nine month period ended September 30, 2003 as a result of the sale of a scaled down version of the Company's PRLS product to 18 NFL teams at the 2003 NFL Combine and to customers at the Texas High School Combine. During the last half of 2002, the Company changed its business to focus on fulfilling information technology needs of the sports industry. This change led to the development of the Company's PRLS. Consequently, the results of our prior business line operations in gaming machine rental, oil and gas development and distribution of cigars were reclassified in our consolidated statements of operations as "discontinued operations."

Selling, General and Administration Expense ("SG&A")

During the nine months ended September 30, 2003, SG&A increased by 43 percent to $2,618,183 from $1,825,205 for the nine months ended September 30, 2002. The largest components of these expenses were:

a. Salaries and Payroll-Related Expenses: These expenses were $262,000 for the nine months ended September 30, 2003 versus $225,000 in the same period in 2002, an increase of $37,000. This increase reflects the additional expense recorded from shares issued as compensation.

b. Consulting Expense: These expenses increased for the nine months ended September 30, 2003 to $1,466,000 from $1,084,000 for the nine months ended September 30, 2002, an increase of 26 percent. This increase was directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's change of business required additional consulting assistance in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

c. Legal Expenses: These expenses increased from $225,000 for the nine months ended September 30, 2002 to $647,000 for the nine months ended September 30, 2003, an increase of 188 percent. This increase was due to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, (iii) numerous stock issuances, (iv)
         addressing subpoenas and interview requests by the grand jury investigating Mark Anderson, and (v) addressing the SEC's request for documents as part of its informal investigation.

During the nine months ended September 30, 2003, the Company issued an aggregate of 18,623,759 shares of its common stock. Of these shares, 2,633,590 were issued in consideration for $645,648 of obligations previously incurred and 15,990,169 were issued as consideration for $1,530,000 of services provided to the Company during the nine month period ended September 30, 2003.

Impairment of Intangible Assets

The Company is required to assess the impairment of goodwill and other intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, and a market value of the Company's common stock lower than the Company's assets' book value. The net carrying value of goodwill and other intangible assets not recoverable is reduced to fair value. The Company's common stock traded at a high of $0.34 on June 6, 2003, four days before the stock was de-listed from the Nasdaq SmallCap exchange on June 10, 2003. The stock value decreased to $0.10 just after it was delisted, and stayed at approximately $0.10 through the end of the second quarter 2003. It traded at a high of $0.09 on the last day of the second quarter. During the third quarter, the stock continued to decrease in price, and traded as low as $0.38 per share. On the last day of third quarter 2003, the stock closed at $0.06. Because the Company's common stock had continually traded lower during the third quarter 2003, lowing the market capitalization of the Company to a low of $1,609,266 during that period (on September 11, 2003), Management determined that it was appropriate during the third quarter to conduct an impairment analysis of the intangible assets on its books that were, in the aggregate, valued at over twice the market value of Company.

         Management conducted an impairment analysis of the two intangible assets on its books: the marketing database and Med Wireless license. These two assets were listed on the Company's financial statements for the period ending June 30, 2003 at values of $229,500 and $3,681,000, respectively. Depreciation for the period ending September 30, 2003, would have decreased the value of those assets to $216,750 and $3,476,500 respectively.

         With respect to the marketing database, although Management intends to use the database to market products offered by its recently acquired Premium Medical Group, Inc. subsidiary, it has no way of predicting what success it will have in that marketing effort, and has not at this time used the marketing database to market any product or generate any revenue for the Company, and has thus determined to record a 100% impairment of that asset in the amount of $216,750.

         With respect to the Med Wireless license, Management analyzed the sales prospects of its PRLS system (which is based upon the technology licensed from Med Wireless) to the various professional and collegiate sports organizations, the limited successes the Company's NuWay Sports subsidiary has had thus far in its sales efforts, and the projected revenue from projected future sales, and has determined to record an impairment charge to the recorded value of the Med Wireless license of $1,649,594. This amount was calculated projecting sales over a three year period (calendar years 2004, 2005 and 2006), factoring in the costs of sales and the product costs, discounting projected net revenue to their present value using a 7.5% interest factor, and further discounts of the Company's projections for uncertainties relative to the timing of acceptance of this technology.

         Management does not believe that a further impairment of these assets will be necessary as of the period ending December 31, 2003.

Net (Loss) Income

Net loss for the nine months ended September 30, 2003 was $5,299,049, or $(0.19) per share, compared to a net loss $767,612, or $(0.10) per share, for the nine month period ending September 30, 2002. In addition to the significant growth in total costs and expenses and the intangible asset impairment charge recorded as of September 30, 2003 totaling $1,866,344, the net loss per share was affected by the cancellation of stock warrants previously expensed of $1,659,750, and the larger number of weighted average common share equivalents outstanding for the nine month period ending September 30, 2003 as compared to 2002 (28,628,360 at September 30, 2003 as compared to 7,437,069 at September 30, 2002).

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

PART II.   OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


On October 29, 2003, the Company issued an unvested warrant to an individual to purchase 2,000,000 shares of common stock at $0.05 a share. The warrant expires on October 29, 2004. The Warrant is not exercisable unless and until the Holder introduces to the Company an investor or investors which investor or investors invest net proceeds in the Company of at least $250,000 within 3 months of the introduction. The closing of any such investment shall be in the sole and absolute discretion of the Company. In the event investments of at least $250,000 are not so made by May 1, 2004, or are made by or through parties other than the Holder, the Warrant shall expire in its entirety and be of no further force or effect.


On November 20, 2003, the Company received proceeds of $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to the investor 90 days from the date of the loan. The Company's CEO and president Dennis Calvert personally guaranteed the note. The Company has paid back $23,000 to the investor, and has made arrangements with the investor to extend the terms of the note to allow payment of the remainder due by March 20, 2004.

On January 30, 2004, the Company entered into a tax free reorganization with Premium Medical Group, Inc., a Florida corporation ("Premium") pursuant to a Stock Purchase Agreement (the "Agreement") that called for the Company to acquire 100% of the shares of Premium from Eduardo A. Ruiz and Luis A. Ruiz, Premium's sole shareholders, in exchange for 30,000,000 shares of the Company's common stock, subject to adjustment as more fully described in the Agreement (the "Transaction"). Based on the closing bid price for the Company's common stock on January 31, 2004, the shares issued to the Premium shareholders in connection with the Transaction have been valued at approximately $1,500,000. The Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company on February 17, 2004, and the description of the Transaction contained herein is qualified in its entirety by reference to the Agreement.

The consideration for the Transaction was determined through arms'-length negotiation between the Company and Premium and its shareholders, giving due consideration to the market value of the Company's common stock and the estimated value of Premium. The 30,000,000 shares issued in the Transaction are being held in escrow and are subject to downward adjustment pursuant to an agreed upon formula, as more fully described in the Agreement. Eduardo A. Ruiz and Luis A. Ruiz retain the full voting rights of these shares while they are held in escrow. In addition, the consideration for the Transaction includes an earn out bonus pursuant to which the Premium shareholders shall be entitled to receive additional consideration equal to the following percentages of Premium's net income (calculated in accordance with generally accepted accounting principles) during calendar year 2004: (i) 20% of net income for net income of up to $1,000,000; (ii) 15% of net income for net income of $1,000,000 up to $2,000,000; (iii) 10% of net income for net income over $2,000,000. This additional consideration shall be paid in the form of warrants to purchase the Company's common stock.

Immediately following the Transaction, the Company's capitalization consisted of 66,386,486 shares of common stock outstanding, of which the Company's shareholders prior to the Transaction held 36,386,486 shares, and the former Premium shareholders held 30,000,000 shares. The 30,000,000 shares represent approximately 45% of the post-Transaction outstanding common shares of the Company.

As a condition to Premium entering into the Agreement, New Millennium Capital Partners, LLC (a company controlled by Dennis Calvert, the Company's CEO and President), agreed to convert its secured promissory note in the principal amount of $1,120,000 (together with $114,800 in accrued but unpaid interest thereon) into 30,869,992 shares of the Company's Common Stock. Following this conversion, the Company's capitalization will consist of 97,256,478 shares of common stock outstanding, and Mr. Calvert will be the beneficial owner of approximately 35,651,992 shares of common stock or approximately 37% of our outstanding stock, which includes the 4,782,000 shares he currently owns. We expect the conversion to occur within the next 60 days.

Additionally,  pursuant to the Agreement, the Company agreed to appoint Mr. Luis
A. Ruiz to the Company's Board of Directors, subject to Mr. Ruiz's formal acceptance of the position and a standard application and background check process that the Company expects to be completed within the next 30 days. Once Mr. Ruiz has been appointed to the board, our Board of Directors will consist of Mr. Dennis Calvert, Mr. Gary Cox, Mr. Steven Harrison, Mr. Joseph Provenzano and Mr. Luis A. Ruiz. There are no other material relationships between Premium or the shareholders thereof, and the Company or any of its affiliates or any of its officers or directors.

On February 23, 2004, the Company issued an unvested warrant to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

EXHIBITS     DESCRIPTION OF EXHIBIT
--------     ----------------------

31.1 Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: March 5, 2004                       NUWAY MEDICAL, INC.


                                           By: /s/ Dennis Calvert
                                           ----------------------------------
                                           Dennis Calvert, President,
                                           Chief Executive Officer, and
                                           Interim Chief Financial Officer