Form 10KSB
period 2003-12-31
NUWAY MEDICAL INC
filed 2004-11-16
CIK 880242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO __________

                        COMMISSION FILE NUMBER: 33-43423

                               NUWAY MEDICAL, INC.
                 (Name of Small Business Issuer in its Charter)

                Delaware                                  65-0159115
                --------                                  ----------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                 2603 Main Street, Suite 1150, Irvine, CA 92614
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

         Issuer's telephone number, including area code: (949) 235-8062

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.00067 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [x ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

             Issuer's revenue for its most recent fiscal year: $ -0-
                                                               -----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2003 was $0.04 and as of October 21, 2004 was $0.001.

         The number of shares outstanding of the issuer's class of common equity as of December 31, 2003 was 36,386,486 and as of October 21, 2004 was 51,166,486.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              17
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                  19


PART II

Item 5.  Market for Common Equity and Related Stockholders Matters            20
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 25

Item 7.  Financial Statements                                                 40
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 40

Item 8A.  Controls and Procedures                                             41


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    42
Item 10. Executive Compensation                                               45
Item 11. Security Ownership of Certain Beneficial Owners and Management       49
Item 12. Certain Relationships and Related Transactions                       50
Item 13. Exhibits and Reports on Form 8-K                                     54
Item 14. Principal Accountant Fees and Services                               59

Signatures                                                                    61

Consolidated Financial Statements for the Years Ended
December 31, 2003 and 2002                                            F-1 - F-34

Exhibits Filed With This Report

PART I

ITEM 1. DESCRIPTION OF BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements. These forward-looking statements include predictions regarding our future:

      o     Business plans;

      o     Financing plans;

      o     general and administrative expenses;

      o     liquidity and sufficiency of existing cash;

      o     the outcome of pending or threatened litigation; and

      o the effect of recent accounting pronouncements on our financial condition and results of operations.

         You can identify these and other forward-looking statements by the use of words such as "may," "will," "expects," "anticipates," "believes," "estimates," "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

         Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

         The information contained in this Annual Report is as of December 31, 2003, unless expressly stated otherwise.

OVERVIEW

         NuWay Medical, Inc., a Delaware corporation (the "Company") had no continuing business operations as of December 31, 2003. At this time, the Company is operating as a public shell and management is seeking merger and acquisition candidates with ongoing operations.

         Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, primarily inadequate capital and the inability to raise financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose, through sales or other means, these acquisitions.

         The Company also continues to deal with the effects of certain matters that arose (i) under prior management and (ii) from its business dealings with a former consultant and principal stockholder of the Company, Mark Roy Anderson.

         The Company is a party to two lawsuits, one brought by Flight Options, Inc. ("Flight Options") as a result of an assignment of contract executed by the Company's former President, Todd Sanders, and the other brought by the Company's former chief financial officer, Geraldine Lyons. See "Legal Proceedings".

         Mr. Anderson is a former affiliate of the Company and was involved in the Company from June 2002 until March 2003 through a series of transactions between the Company and Mr. Anderson or companies affiliated with Mr. Anderson. See "Related Parties and Certain Transactions". Mr. Anderson became involved with the Company during a period of transition of management from the Company's prior management team led by Mr. Sanders and a shift in the Company's business focus from a variety of businesses in gaming, tobacco and oil and gas, to healthcare and health-related technology.

         In June 2002, Mr. Anderson purchased 1,000,000 shares of the Company's common stock for $250,000. In July 2002, Med Wireless, Inc. ("Med Wireless"), a company in which Mr. Anderson was the founder and principal stockholder, licensed certain medical-related technology to the Company for a 15-year term. In exchange for the license, the Med Wireless stockholders in the aggregate received 6,600,000 shares, or approximately 44%, of the Company's then outstanding common stock. Of that amount, Mr. Anderson and his affiliates received 2,868,928, or approximately 19%, of the Company's then outstanding common stock.

         Camden Holdings, Inc. ("Camden Holdings"), another company controlled by Mr. Anderson, was active in the development of the business of Med Wireless, beginning prior to the acquisition of the Med Wireless technology by the Company.

         In addition, Camden Holdings was actively involved in the Company's sale-leaseback program of ultrasound machines, which were marketed primarily to doctors, medical clinics and hospitals. Under this program, the Company attempted to arrange the purchase of ultrasound machines by investors, who would lease the machines to the Company. In turn, the Company would sub-lease the ultrasound machines to the end user. Camden Holdings secured purchase orders from both investors and prospective end-use lessees of the ultrasound machines. These purchase orders were conditioned upon the Company's ability to secure financing of its own lease obligations of the ultrasound machines from the investors. This was not accomplished because the Company lacked the financial resources and credit to obtain such financing. The Company continued to pursue attempts to arrange such financing through March 2003.

         Also in June 2002, the Company purchased a marketing database of healthcare providers in the United States from Genesis Healthtech, Inc. ("Genesis"), a wholly-owned subsidiary of Camden Holdings, which was controlled by Mark Roy Anderson. The total purchase price of $300,000 was satisfied by the issuance of 666,667 shares of the Company's common stock. The database was purchased with the intention of marketing the Company's sale-leaseback program of ultrasound machines. When the Company was unable to make the sale-leaseback program commercially viable, the marketing database became useless to the Company.

         In order to focus the Company's then-primary business opportunity in healthcare technology, the Company divested its non-core businesses in gaming, oil and gas and tobacco, during the period that Mr. Anderson exerted his influence over the Company. In October 2002, the Company sold its Latin America gaming businesses, Latin American Casinos Del Peru S.A., a Peruvian corporation, and Latin American Casinos of Colombia LTDA, a Colombian corporation, to Casino Venture Partners ("CVP"), another entity controlled by Mr. Anderson.

         Also in October 2002, the Company sold its Canadian oil and gas development businesses, NuWay Resources, Ltd., to Summit Oil & Gas, Inc. ("Summit Oil"), yet another entity which was controlled by Mr. Anderson. In November 2002, World's Best Rated Cigars, Inc., the Company's wholly-owned subsidiary, which was engaged in the distribution and sale of premium brand cigars, was shut down and discontinued. See Note 3 to Notes to Consolidated Financial Statements and "Certain Parties and Related Transactions".

         As a result of all of the foregoing transactions with Mr. Anderson and companies controlled by Mr. Anderson, the Company believes that Mr. Anderson was the beneficial owner of an aggregate of 5,777,479 shares, or more than 30%, of the Company's common stock outstanding as of December 31, 2002, assuming Mr. Anderson beneficially owned all the shares at the same time. The Company believes that Mr. Anderson sold some of the shares which were issued pursuant to the Company's 2002 Consultant Equity Plan (the "2002 Plan"), and as such the number and percentage of the Company's common stock held by Mr. Anderson at any one time may have been less than that indicated above. In any event, Mr. Anderson failed to file any reports with the Securities and Exchange Commission

("SEC") on Schedules 13D or 13G, or on Forms 3 or 4, and, therefore, the Company cannot confirm any of these numbers at any given point in time.

         By the end of 2002 and into the beginning of 2003, it had become apparent to the Company that Mr. Anderson had divergent business objectives to those of the Company, and the Company had concerns about additional dealings with Mr. Anderson. In March 2003, the relationship between the Company and Mr. Anderson reached a climax when the Company severed its business relationships with Mr. Anderson. At that time, the Company actively supported Dennis Calvert, the Company's current President, in his purchase of Mr. Anderson's interests in the Company. New Millennium Capital Partners, LLC, a Nevada limited liability company ("New Millennium") controlled by Mr. Calvert, purchased the Company's promissory note in the principal amount of $1,120,000 and an aggregate of 4,182,107 shares of the Company's common stock from various entities controlled by Mr. Anderson, although the total number of shares purchased is in dispute. The transaction was executed as part of a plan to remove Mr. Anderson totally from any involvement in the Company and provide a completely new focus and direction for the Company under new management led by Mr. Calvert.

         Please see "Related Parties and Certain Transactions" for more information regarding these businesses and the relationship between the Company and Mark Roy Anderson.

         Since March 2003, new management of the Company has struggled to deal with the following issues, often simultaneously:

      o Limited capital resources in a prolonged period of difficulty in the capital markets, especially for small public companies, creating severe limitations on the Company's ability to maintain its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its business operations

      o Trying to exploit technologies or businesses that existed when Mr. Calvert took the helm of management

      o     Determining which businesses were worth pursuing and which were not

      o     Trying to acquire or develop new businesses

      o Because of the scarcity of cash on hand, using common stock and securities convertible into common stock to bring on board employees, directors, consultants, professional service provides and advisors

      o Because of the scarcity of cash on hand, using common stock and securities convertible into common stock to acquire businesses

      o Dealing with inquiries from the SEC regarding certain practices and transactions in the Company's past, past including questions raised about any continued involvement of Mr. Anderson in the ongoing business of the Company

      o     Dealing with the NASDAQ Qualifications Panel hearing process in May
            2003

      o Dealing with the delisting of the Company's common stock from the NASDAQ Small Cap Market

      o Dealing with inquiries from the Federal Bureau of Investigations ("FBI") related to any past dealings with Mr. Anderson or his affiliates

      o Dealing with litigation with former officers of the Company and related litigation stemming from their leadership of the Company

         These issues present extraordinary challenges to management as it tries slowly to turn the situation around. The Company is presently focused primarily on maintaining the corporate entity, complying with its reporting obligations under the Securities Exchange Act and seeking new business opportunities, including without limitation, healthcare and technology businesses. The Company will need working capital resources to maintain the Company's status and satisfy its reporting obligations, and to fund other anticipated costs and expenses during the year ending December 31, 2004 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements and reporting obligations. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements form operations.

         The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company's name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company's name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management.

IMPAIRED ASSETS AND DISCONTINUED BUSINESSES.

         Med Wireless and PRLS Technologies

      Management of the Company deemed it necessary to discontinue the Company's attempt to develop and market the Med Wireless and Player Record Library System ("PRLS") technologies, because the Company was unable to raise additional funds to further develop and market those technologies. The Med Wireless technology consists of software that is compliant with the Health Insurance Portability and

         Accountability Act ("HIPAA"), to electronically organize, store and retrieve medical records and medical images. Although the formal decision to discontinue the operations was made subsequent to December 31, 2003, the Company's financial statements for the year ended December 31, 2003 reflect a discontinued operations segment related to the abandonment of the exploitation of the Med Wireless and PRLS technologies after a charge to impairment in an amount equal to the remaining net book value of the acquired technology. See
Note 3 to Notes to Consolidated Financial Statements.

         Based on the rapid increase in the number of well-capitalized companies offering competing technologies, as well as the fact that the Company has been unable to continue funding any technology enhancements or development related to the Med Wireless technology, management came to believe that the Med Wireless technology had lost the ability to be a viable competing technology in its sector and that it was not in the Company's best interest to continue to pursue the Med Wireless technology. Moreover, management is doubtful if the Med Wireless technology will be considered of any significant value to a prospective buyer or licensee of the technology. The Company is attempting to sell this technology, but expects to realize only nominal net proceeds, if any, for the technology.

         In addition, the Company has abandoned its efforts to market a variety of products and services to the sports industry with an emphasis on health and technology related products. In 2003, the Company focused its primary efforts on developing and marketing PRLS, a technology product that is derived, in part, from the Med Wireless technology. In December 2002, the Company had established NuWay Sports, LLC ("NuWay Sports"), to develop and market the PRLS technology. NuWay Sports is owned 51% by the Company and 49% by former NFL football player Kenyon Rasheed.

         PRLS is a highly specialized electronic medical record and workflow process software application, designed to address the information technology needs of the sports industry relating to player health, and create a secure database for athlete/patient medical data that could be acquired, displayed, analyzed, interpreted and archived in a completely digital format that is HIPAA-compliant. With PRLS, player medical data and images (x-rays, CT scans, MRIs, sonograms, etc.) can be electronically acquired and archived in a digital format with enough resolution to allow for medical diagnostics. The database of scanned images and associated data is encoded, encrypted and password protected. The records are accessible over a private network or the Internet, and can be displayed, analyzed and interpreted by team doctors and other authorized officials. The system provides a complete audit trail of keystrokes and a detailed workflow process for all users.

         The Company has entered into discussions for the sale of NuWay Sports to a party unrelated to the Company or, to its knowledge, to Mark Roy Anderson. If these negotiations result in a consummated transaction, it is not likely that the Company would receive any up-front cash payments. It should also be noted that because Augustine II, LLC (the "Augustine Fund"), a creditor of the Company, has a lien on the Company's 51% membership interest in NuWay Sports, they would have to approve any such sale. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". To the Company's knowledge, the Augustine Fund is not affiliated with Mr. Anderson or any of his affiliated companies.

         During 2003, the Company terminated strategic alliances it had with Think Tank Systems and Radlink, Inc. Think Tank is a reseller of IBM equipment and provided computer equipment used in connection with the PRLS technology. Radlink is a specialized technology provider that converts medical images from a film based medium to a digital format, and whose services were used in connection with the PRLS technology.

Ultrasound Machine Sale-Leaseback Program

         Under the Company's ultrasound machine sale-leaseback program, the Company attempted to arrange the purchase of ultrasound machines by investors, who would lease the machines to the Company. In turn, the Company would sub-lease the ultrasound machines to the end user. Camden Holdings secured purchase orders from both investors and prospective end-use lessees of the ultrasound machines. These purchase orders were conditioned upon the Company's ability to secure financing of its own lease obligations of the ultrasound machines from the investors. This was not accomplished because the Company lacked the financial resources and credit to obtain such financing.

         The Company continued to pursue attempts to arrange such financing through March 2003. Thereafter, the Company focused primarily on the Med Wireless and PRLS technologies and, after occasional attempts to pursue the sale-leaseback program through mid-2003, this program was no longer pursued.

         The termination of the sale-leaseback program also rendered useless the marketing database, which the Company had purchased from Genesis, a wholly-owned subsidiary of Camden Holdings. The database had been purchased with the intention of marketing the Company's sale-leaseback program of ultrasound machines.

         Please see "Related Parties and Certain Transactions" for more information regarding these businesses and the relationship between the Company and Mark Roy Anderson.

ABANDONED ACQUISITION

         On January 31, 2004, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premium Medical Group, Inc., a Florida corporation ("PMG") and PMG's sole stockholders, Eduardo A. Ruiz and Luis A. Ruiz (the "PMG Stockholders"). Prior to this transaction, there was no business or other relationship between the Company and its affiliates and PMG or the PMG Stockholders and, to the Company's knowledge, there was no business or other relationship between PMG or the PMG Stockholders and Mark Roy Anderson.

         Pursuant to the Stock Purchase Agreement, the Company agreed to acquire 100% of the shares of PMG from the PMG Stockholders in exchange for 30,000,000 shares of the Company's common stock, subject to certain adjustments. The exact number of Company Shares to be issued to the PMG Stockholders was subject to adjustment in the event certain revenue was or was not generated by PMG during one year following the closing of the transaction. PMG had been organized in June 2003 to provide medical products to hospitals and medical clinics in South America, primarily Venezuela. Luis A. Ruiz became a director of the Company in connection with the transaction.

         The parties had a difference in expectations regarding who would be ultimately responsible for paying for the audit of PMG that was required in order for the Company to complete its disclosure obligations under the Securities Exchange Act. Additionally, the Company did not have a sufficient number of authorized and unissued shares of its common stock to both satisfy its obligations to the PMG Stockholders and to issue shares of common stock in a meaningful financing transaction, given the low price per share at which the Company's common stock trades. The Company lacked the financial resources to schedule a stockholders' meeting, prepare a proxy statement and solicit proxies for the purpose of amending its Certificate of Incorporation to increase its authorized capital stock.

         As a result of these and other factors, the Company and PMG never consolidated their operations, the Company never exercised control over PMG or its operations and the parties never exchanged stock certificates evidencing their ownership in each other.

         Therefore, the parties entered into discussions and concluded amicably that it was in the mutual best interest of the respective companies and their respective stockholders, to rescind the transactions provided for in the Stock Purchase Agreement and return all parties to their respective positions prior to the transactions contemplated in the Stock Purchase Agreement.

         The parties entered into a Rescission Agreement on October 14, 2004 that provides, in relevant part, that (i) all transactions contemplated by the Stock Purchase Agreement shall be rescinded as if the Stock Purchase Agreement had never been executed and delivered; (ii) the parties forever waive all rights to receive stock in PMG and the Company, as the case may be; (iii) Luis A. Ruiz shall resign as a director of the Company; and (iv) the Company and PMG shall file appropriate documents with the Secretary of State of the State of Florida with respect to the rescission of the exchange of shares provided for in the Stock Purchase Agreement.

EMPLOYEES

         At December 31, 2003, the Company employed two full-time employees, reflecting the reduced operations of the Company at that time.

RISK FACTORS

         The Company faces a number of significant risks associated with its current plan of operations. These include the following:

         WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. The Company has no current operations and, as such, may not be able to overcome unanticipated difficulties that may be encountered related to the implementation of its business plan. The Company has a limited operating history, limited revenue from operations and a history of losses. In addition, because the Company currently has no operations, the Company faces all of the risks inherent with a start-up business, including the possibility that the Company cannot acquire or develop a business that is viable. There is no assurance that, if the Company does find or develop a business, to acquire, whether such business will ever be profitable. The Company may also face unforeseen problems, difficulties, expenses or delays in implementing its business plan.

         WE NEED ADDITIONAL FUNDS. If it necessary for the Company to seek to secure additional funds for any new business, general and administrative expenses and period reporting requirements, there can be no assurance that such funds will be available, or will be available on favorable terms. Failure to secure needed funds will directly impact the Company's ability to maintain its publicly-traded status and, potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure needed funds, the outcome and ultimate success of those efforts is uncertain.

         THE COST OF MAINTAINING OUR REPORTING OBLIGATIONS IS HIGH. The Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, to remain a public company and maintain its registration as a listed stock. In order to meet these obligations, the Company will need to continue to raise capital. If adequate funds are not available to the Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. The Company has a history of delinquencies in its filing obligations with the Securities and Exchange Commission.

         OUR STOCKHOLDERS FACE POTENTIAL DILUTION IN ANY NEW FINANCING. Any additional equity that the Company raises would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of the Company's common stock, such dilution in any financing of a meaningful amount, could be substantial.

         OUR STOCKHOLDERS FACE POTENTIAL ADVERSE EFFECT FROM THE TERMS OF ANY NEWLY ISSUED PREFERRED STOCK. In order to raise capital to meet expenses or to acquire a business, the Board of Directors of the Company may issue additional stock, including preferred stock. Any preferred stock which the Company may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holder's of the Company's Common Stock will be subject to, and in many respect subordinate to, the rights of the holders of any such preferred stock. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Company's Common Stock that could have a material adverse effect on the value of the Company's Common Stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company.

         WE HAVE BEEN UNABLE TO OBTAIN A QUORUM AND SCHEDULE A VOTE OF STOCKHOLDERS TO APPROVE CERTAIN MATERIAL TRANSACTIONS. The Company will be required to amend its charter to increase the authorized number of shares to approve a transaction with New Millennium, which is controlled by our President Dennis Calvert, raise funds or acquire new businesses, which is both costly and uncertain as to its success. The Company has attempted to secure stockholder votes for certain corporate actions in the past and has been unable to secure a quorum. As a result, the Company has been unable to effect certain material transactions, and this inability to act could threaten the viability of the Company.

         IF WE ACQUIRE OR DEVELOP ANY BUSINESS, WE WILL BE DEPENDENT UPON MARKET ACCEPTANCE AND COMPETITIVE FACTORS. The success of any business the Company acquires or develops will be highly dependent upon, among other things, gaining market acceptance from customers that will use the company's products and services. More specifically, these factors include how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of the Company's marketing activities.

         OUR COMMON STOCK IS THINLY TRADED AND LARGELY ILLIQUID. In June 2003, our common stock was delisted from the NASDAQ SmallCap Market. Our stock currently trades on the Pink Sheets. The delisting has made it more difficult to buy or sell our stock and has lead to a significant decline in the frequency of trades and trading volume. The delisting will likely adversely affect the Company's ability to obtain financing in the future due to the decreased liquidity of the Company's shares. There can be no assurance when or if the Company's stock will be quoted on the OTC Bulletin Board, in light of the public interest concerns raised by NASDAQ in connection with the delisting of the Company's shares.

         OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" REGULATIONS THAT MAY AFFECT THE LIQUIDITY FOR OUR COMMON STOCK. Our common stock is subject to the rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

         The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

      o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading

      o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws

      o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price

      o a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

      o such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

         Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

      o     the bid and offer quotations for the penny stock

      o the compensation of the broker-dealer and its salesperson in the transaction

      o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock

      o     the depth and liquidity of the market for such stock, and

      o monthly account statements showing the market value of each penny stock held in the customer's account.

         In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock if it is subject to the penny stock rules.

         THE COMPANY, SOME OF ITS DIRECTORS AND ITS OFFICERS FACE RISKS IN CONNECTION WITH THE CRIMINAL INVESTIGATION OF A FORMER CONSULTANT AND PRINCIPAL STOCKHOLDER OF THE COMPANY. In or about May 2003, the Company learned through verbal discussions with representatives of NASDAQ, in preparation for the Company's pending NASDAQ qualifications hearing, that Mark Roy Anderson had a criminal background. In or about May and June 2003, the Company was informed in writing by the United States Attorney's office in Los Angeles, that Mr. Anderson
(i) was the target of a criminal investigation (the "Investigation") pertaining to the sale of securities by Med Wireless (from which the Company licensed certain assets in 2002), and (ii) had been convicted of multiple felonies unrelated to Med Wireless in the 1990s. Mr. Anderson was the founder and principal stockholder of Med Wireless, and first introduced the concept of licensing the Med Wireless software application and contracts to the Company in May 2002.

         Dennis Calvert had been approached initially by Mr. Anderson some time in 1996 to consider entering into a business consulting relationship with Anderson-controlled entities. Over the period from 1996 to 2001, Mr. Calvert worked as a consultant periodically with Anderson-related entities for the purpose of evaluating potential new businesses and potential investment opportunities being considered by Mr. Anderson and these entities. In June 2002, Mr. Calvert agreed to become president of Med Wireless, primarily for the purpose of completing the Med Wireless transaction with the Company. As consideration for his agreeing to become President of Med Wireless, Mr. Calvert received 1,327,700 shares of Med Wireless stock from Mr. Anderson's holdings. These shares were subsequently converted into 600,000 shares of the Company's common stock pursuant to the terms of the transaction between Med Wireless and the Company.

         On June 28, 2002, Mr. Calvert was appointed president of the Company. At the same time, Joseph Provenzano, who at that time was an employee of Camden Holdings, another affiliate of Mr. Anderson, joined the Company's board of directors. In addition to the Med Wireless transaction, and as disclosed elsewhere in this Annual Report, entities that Mr. Anderson controls, including Camden Holdings, Genesis, Summit Oil and CVP, invested $250,000 in the Company, sold the Company additional assets and purchased the Company's previous operating businesses. See "Related Parties and Certain Transactions".

         Although Mr. Anderson never served as an officer or director of the Company, he served as a consultant to the Company and received consulting fees in the form of an aggregate 1,241,884 shares of the Company's common stock. Since December 2002 Mr. Anderson has not been a consultant to the Company and since March 2003 has not been involved in any way in the Company's operations. In the purchase agreement between Mr. Anderson, his affiliates and New Millennium in March 2003 (the "New Millennium Agreement"), Mr. Anderson represented that he was selling 100% of his stock to New Millennium and would no longer own any of the Company's stock. Mr. Calvert is the Manager and, together with his wife, the sole member of New Millennium, and this transaction was engaged in to eliminate Mr. Anderson as a stockholder of the Company and to remove him from any involvement in the operations of the Company.

         Subsequent to the closing of that transaction, management learned through the Company's transfer agent that Camden Holdings still owns 340,894 shares of the Company's common stock. The Company and New Millennium believe that the existence of these 340,894 shares of the Company's common stock owned by Camden Holdings Inc. is a material breach of the New Millennium Agreement, and the Company and New Millennium are reviewing their respective legal rights with regards to this matter.

         Technically, under the terms of the New Millennium Agreement, it is possible that Camden Holdings or Mr. Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares (the "New Millennium Note"). See "Related Parties and Certain Transactions". The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Camden Holdings and Mr. Anderson have not perfected their security interest in those shares. New Millennium has defaulted on the New Millennium Note. However, New Millennium believes that Camden Holdings failed to deliver all the shares of the Company held by Camden Holdings, and thus breached the terms of their purchase agreement, making the New Millennium Note void by its terms. In addition, the Augustine Fund is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

         On or about May 17, 2003, the Company was served by a subpoena issued by the grand jury impaneled to investigate Mr. Anderson, requesting documents relating to Mr. Anderson and his affiliates, including Med Wireless, Camden

Holdings, Summit Oil and Gas, and Summit Health Care. Additionally, the subpoena requested information relating to the identity of the Company's officers, directors, shareholders and consultants (legal, accounting and otherwise), and that the Company provide copies of its filings and correspondence with the SEC, the National Association of Securities Dealers and the NASDAQ Stock Market. The Company cooperated fully with that request by providing the requested information and intends to continue to cooperate fully with the investigation.

         In mid-2003, the Company was also informed by the Assistant United States Attorney handling the Investigation that, although Dennis Calvert and Joseph Provenzano are not currently considered "targets" of the Investigation (and, to their knowledge, are as of the date of the filing of this Annual Report still not "targets" of the Investigation whereas Mr. Anderson is still a "target" of the Investigation), until their respective roles, if any, in the specific events being investigated are determined, they will be considered to be "subjects" of the Investigation, meaning that their conduct is believed by the U.S. Attorney's office to be "within the scope" of the grand jury's investigation.

         The Company has learned that private placement memoranda distributed to Med Wireless investors stated that Dennis Calvert was the president of Med Wireless as early as 2001, and additionally believes that Mr. Anderson apparently made a number of similar false representations throughout 2001 and 2002. Mr. Calvert did not approve this disclosure contained in those private placement memoranda nor in any other form, and has informed the Company that he was not engaged as the president of Med Wireless until June 2002 and not any earlier, and that any statements to the contrary are untrue.

         Mr. Provenzano joined Camden Holdings in 2001 to assist in its mergers and acquisitions department, and he worked at Camden Holdings until March 2003. Both Mr. Calvert and Mr. Provenzano have informed both the Company and, through their own legal counsel, the Assistant U.S. Attorney, that they intend to cooperate fully with law enforcement officials in the Investigation.

         Although neither the Company nor any of its officers or directors is currently the target of any criminal investigation, there can be no assurance that such an investigation will not be undertaken. Additionally, although neither the Company nor its officers or directors have been contacted by either the U.S. Attorney's Office, or the FBI regarding the Investigation since June 2003, neither the Company nor its officers and directors can be certain that such requests will not be made in the future. Furthermore, the ongoing Investigation has in the past occupied, and may in the future occupy, a significant amount of time of the Company and Messrs. Calvert and Provenzano, creating a distraction from the Company's business. The mere existence of the Investigation, not to mention the outcome thereof, depending upon such outcome, could have a material adverse effect on the Company.

         THE COMPANY MAY HAVE VIOLATED CERTAIN SECURITIES LAWS AND IS DELINQUENT IN ITS SEC FILINGS. While the Company and its management seek to operate fully within the scope of the law and fulfill any and all regulatory obligations, the Company has been subject to informal inquiries by the civil enforcement division of the SEC for possible securities violations in the past, including the acts of Mark Roy Anderson.

         On June 3, 2003 and September 8, 2003, the Company was served with requests for documentation by the civil enforcement division of the SEC in connection with a non-public inquiry into possible violations by the Company of the federal securities laws. Although the request provides that the inquiry should not be construed as an indication by the SEC that the law has been violated, there can be no assurance that the Company will not, as a result of the inquiry, become the target of a formal SEC investigation. The Company cannot predict the amount of time and resources that management will need to devote to the inquiry, or the results thereof. In the event the inquiry results in a formal investigation, such expenditures of time and resources will likely be significant. In addition, there can be no assurance that stockholders or other regulatory authorities will not initiate proceedings against the Company and/or its officers and directors as a result of past securities law violations, if any, which could have a material adverse effect on the Company. The Company intends to cooperate fully with the SEC in all aspects of its inquiry.

         On or about August 19, 2004, the Company received a "Wells Notice" from the SEC that the Company is delinquent in its filing of periodic reports with the SEC and the staff of the SEC may recommend enforcement proceedings be commenced against the Company. The Company is working diligently to file all delinquent reports as quickly as possible and as funds become available to compensate the Company's professional advisors. However, the Company will likely continue to face close scrutiny of its current and future activities. The outcome of this matter, including the possibility that the SEC might commence proceedings against the Company seeking the deregistration of the Company's stock, could have a material adverse effect on the Company in the future.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2003, the Company maintained its principal place of business at 23461 South Pointe Drive, Suite 200, Laguna Hills, California 92653. The lease for the office was on a month-to-month basis, and was cancelable by either party with sixty days' written notice. Monthly rent was $7,850, payable in cash or shares of the Company's common stock, valued at the then-current market price. In 2003, the Company recorded $96,560 of rental expense in connection with this lease.

         On April 1, 2004, the Company terminated this lease. The Company's offices are currently located at 2603 Main Street, Suite 1150, Irvine,

California 92615. The Company currently occupies space from a consultant at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

         In June 2002, Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company and the Company's former president Todd Sanders, for breach of her employment contract. The lawsuit was brought in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in Florida. Ms. Lyons seeks approximately $25,000 due under the contract and the issuance of 100,000 shares of common stock, with a guarantee that the stock could be sold by Ms. Lyons for $300,000. Ms. Lyons alleges that additional funds are due under her employment contract; that the contract requires the Company guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to issue her; and, that Mr. Sanders promised to purchase from her 100,000 shares of Company common stock held by her at the price of $4.00 per share.

         The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of Section 12(a)(2) of the Securities Act of 1933, violation of
Section 517.301 of the Florida Statutes, negligent misrepresentation, conversion and unjust enrichment resulting from the required restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999. The restatements corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors.

         The case is ongoing at this time, although it is not being vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company currently lacks the resources to do so. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

         In May 2004, the Company was sued by Flight Options, Inc., a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation. Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty. The case is still in its initial discovery phase, and the Court recently set the case for trial in

April 2005. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

         The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 9, 2003, the Company attempted to conduct a stockholder meeting to approve the 2003 Plan and the conversion of the Company's Promissory
Note in the principal amount of $1,120,000, which note is held by New Millennium. Dennis Calvert, the Company's President, is the Manager and, together with his wife, is the sole shareholder of New Millennium The Company was unable to obtain a quorum at the meeting. The meeting was adjourned to December 30, 2003, but again the Company was unable to obtain a quorum, and the Board adjourned the meeting indefinitely. See "Related Parties and Certain Transactions".

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Since October 31, 1998, the Company's Common Stock and Warrants have been listed on the NASDAQ Small Cap Market. Since November 22, 2002 the Company's common stock has traded under the symbol "NMED". The NASDAQ Stock Market suspended trading of the Company's securities as of March 11, 2002 pending discussion with the Company concerning the Company's restatement of its financial statements for the years ending December 31, 1999 and 2000. There is pending litigation against the Company's former Chief Financial Officer (Geraldine Lyons) regarding this restatement. See "Legal Proceedings". Trading was reinstated on April 18, 2002.

         The Company's common stock was delisted from trading on the NASDAQ SmallCap Market effective June 10, 2003. The NASDAQ Listing Qualifications Panel had cited numerous concerns, including:

      o filing delinquencies for certain of the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934

      o violation of NASDAQ Marketplace Rules regarding the New Millennium Note conversion without a stockholder vote

      o violation of NASDAQ Marketplace Rules regarding issuance of securities to directors, officers and consultants without a stockholder vote

      o the failure to timely file Listing of Additional Shares ("LAS") forms with NASDAQ

      o disclosure practices in the form of press releases and other public communications about the Company

      o     lack of independent directors

      o     concerns about the composition of the Company's audit committee

      o     failure to maintain the minimum $1 bid price

      o     failure to maintain the minimum $2.5 million stockholder's equity

      o public interest concerns because of the former association of Mark Royal Anderson with the Company

         Following a hearing before the Qualifications Panel requesting waiver or extension of the time to address and remedy these concerns, the Company received the Qualifications Panel's written determination letter on June 6, 2003. That determination letter set forth the NASDAQ Qualification Panel's determination that an exception to the NASDAQ continued listing qualifications would not be granted due to the Company's failures to timely file periodic reports (including the existing delinquency regarding the required filing of a Form 10-Q for the quarter ended March 31, 2003), to make accurate and timely disclosure of material events, to comply with the minimum shareholders' equity requirement, and to timely file LAS forms. As a separate and additional basis to deny the Company's request for continued listing, the Panel cited public interest concerns raised by the gravity of the past disclosure violations and its belief of the continued significant participation in the Company by Mark Roy Anderson.

         The Company's common stock is currently quoted on the National Quotation Service Bureau, commonly known as the "pink sheets".

         The table below represents the quarterly high and low bid prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ through June 10, 2003 and as reported by Historical Stock Price Reports available at www.yahoo.com thereafter.

                                   Common Stock High/Low Bid Prices:

         2002              1st Quarter         $2.12             $1.25
                           2nd Quarter         $1.66             $0.23
                           3rd Quarter         $1.00             $0.15
                           4th Quarter         $0.60             $0.13

         2003              1st Quarter         $0.25             $0.10
                           2nd Quarter         $0.14             $0.08
                           3rd Quarter         $0.09             $0.05
                           4th Quarter         $0.06             $0.04

         The closing price for the Company's common stock on December 31, 2003 was $.04 per share and on October 21, 2004 it was $.0008 per share.

         As of October 21, 2004, there were approximately 280 registered owners and of the Company's common stock.

         At December 31, 2003, the Company also had the following warrants outstanding:

      o stock purchase warrants to purchase an aggregate 300,000 shares of the Company's common stock, which warrants had been issued in private offerings. These warrants permit the holder to purchase shares of common stock at an exercise price of $1.75 per share through December 11, 2005.

      o stock purchase warrants to purchase 100,000 shares of the Company's common stock at $0.30 per share, which were granted in 2002 to a former executive in connection with his resignation.

      o stock purchase warrants to purchase an aggregate 519,322 shares of the Company's common stock, which warrants had been issued in private offerings. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.20 per share through March 7, 2006 (120,000 shares) and April 15, 2006 (399,322 shares).

      o stock purchase warrants to purchase an aggregate 6,158,381 shares of the Company's common stock, which warrants had been issued in a private offering to the Augustine Fund. These warrants initially allowed for the holder to purchase shares of common stock at an exercise price of $0.16 per share through August 10, 2008, but were re-priced in 2004 (in conjunction with an extension of the financing provided by Augustine Fund LLC) to $0.035 per share.

      o stock purchase warrants to purchase an aggregate 333,333 shares of the Company's common stock, which warrants had been issued to a consultant that provided services to the Company. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.06 per share through August 29, 2008.

      o unvested stock purchase warrants to purchase an aggregate 2,000,000 shares of common stock at $0.05 a share. If vested, the warrant would expire on October 29, 2004. The Warrant does not vest, and is thus not exercisable, unless and until the Holder introduces to the Company an investor or investors which invest net proceeds in the Company of at least $250,000 within 3 months of the introduction. The closing of any such investment shall be in the sole and absolute discretion of the Company. In order to vest, the investment(s) of at least $250,000 must be made by May 1, 2004. This condition was not met, and thus the warrant did not vest and has expired.

DIVIDENDS

         The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings which may be generated in the future to finance Company operations.

EQUITY SECURITIES SOLD WITHOUT REGISTRATION

         The Company engaged in the following sales of unregistered securities during the fiscal year ended December 31, 2003:

         In January 2003, the Company issued 62,500 shares of common stock to William Bossung, former Chief Operating Officer of the Company, in connection with the exercise of options that had previously been issued to Mr. Bossung. The options were "cashless" and the Company received no proceeds from this exercise.

         In March 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 338,022 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, to private investors, for a total consideration of $169,011. Each share of Series A preferred stock is convertible into one share of the Company's common stock. In addition, for each share of Series A preferred stock purchased, the investor received a warrant to purchase one share of common stock at a price of $.20 per share. The Series A preferred stock may be converted by the holder at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date.

         In April 2003, the Company received an additional $110,650 from the sale of an additional 221,300 shares of Series A Preferred Stock and one share of common stock, at a price of $.20 per share, to the same investors pursuant to the same purchase agreements.

         In April 2003, the Company issued 200,000 shares of common stock to Cygni Capital in exchange for services provided the Company.

         The Company issued shares of common stock in partial satisfaction of payment of outstanding notes due certain note holders, John Ianetta and Michael and Donna Klein. The issuances to these note holders were as follows:

         February 2003 John Ianetta was issued 32,103 shares.
         December 2003 John Ianetta was issued 500,000 shares.
         February 2003 Michael and Donna Klein were issued 63,903 shares. February 2003 Michael and Donna Klein were issued 125,000 shares.

         In September 2003, the Company issued 325,000 shares to Bryan Wolfe and 250,000 shares to Devon Blaine, in exchange for professional services provided by each of them to the Company.

         On October 29, 2003, the Company issued an unvested warrant to an individual to purchase 2,000,000 shares of common stock at $0.05 a share. The warrant expired on October 29, 2004. The Warrant was not exercisable unless and until the Holder introduced to the Company an investor or investors who invested net proceeds of at least $250,000 within three months of the introduction.

         On November 20, 2003, the Company received proceeds of $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to the investor 90 days from the date of the loan. The Company's CEO and president Dennis

Calvert personally guaranteed the note. The Company has paid back $30,000 to the investor, and is currently in default on the note.

         Subsequent to end of the fiscal year ended December 31, 2003, the Company has engaged in the following sales of unregistered securities during 2004:

         The Company issued 30,000,000 shares of common stock to the Premium Medical Group Shareholders in connection with a transaction in which the Company acquired the outstanding stock of Premium Medical Group. This transaction has since been rescinded by the parties. See Note 15 to Notes to Consolidated Financial Statements.

         The Company issued shares of common stock as partial satisfaction of payment of outstanding notes due certain note holders, John Ianetta and Michael and Donna Klein. The issuances to these note holders were as follows:

         February 2004 John Ianetta was issued 500,000 shares.

         February 2004 Michael and Donna Klein were issued 100,000 shares.

         On February 23, 2004, the Company issued an unvested warrant to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company. Sachi International, Inc., has not met the conditions to vest the warrant.

         In March 2004, the Company issued 200,000 shares to David Wiechert in exchange for professional services provided to the Company.

         In March 2004, the Company issued 3,000,000 shares to three of its four directors in exchange for services provided to the Company.

         All of the above offerings were made in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                          Number of securities     Weighted average      Number of securities
                                            to be issued upon     exercise price of    remaining available for
                                               exercise of           outstanding           future issuance
                                          outstanding options,    options, warrants
                                           warrants and rights        and rights
     Plan category                                 (a)                   (b)                     (c)
--------------------------------------    --------------------    -----------------    -----------------------
Equity compensation plans approved by              0                      0                            0
security holders

Equity compensation plans not approved             0                      0                   14,541,222
by security holders

Total                                              0                      0                   14,541,222

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

         This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Form 10-KSB, particularly in "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of December 31, 2003, and we undertake no duty to update this information.

PLAN OF OPERATIONS

         The Company had no continuing business operations as of December 31, 2003. Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, but primarily due to its lack of adequate capital and the inability to secure financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose or discontinue through sales or other means, these acquisitions, including the Company's attempt to develop and market the 15-year licensing rights acquired from Med Wireless in July 2002. The Med Wireless technology consists of software that is compliant with HIPAA, to electronically organize, store and retrieve medical records and medical images. Although the formal decision to discontinue the operations was made subsequent to December 31, 2003, the Company's financial statements for the year ended December 31, 2003 reflect a discontinued operations segment related to the abandonment of the exploitation of the Med Wireless and PRLS technologies after a charge to impairment in an amount equal to the remaining net book value of the acquired technology. See Note 3 to Notes to Consolidated Financial Statements.

         Based on the rapid increase in the number of well-capitalized companies offering competing technologies, as well as the fact that the Company has been unable to continue funding any technology enhancements or development related to the Med Wireless technology, management came to believe that the technology had lost the ability to be a viable competing technology in its sector and that it was not in the Company's best interest to continue to pursue the Med Wireless technology. Moreover, management is doubtful if the Med Wireless technology will be considered of any significant value to a prospective buyer or licensee of the technology. The Company is attempting to sell this technology, but expects to realize only nominal net proceeds, if any, for the technology.

         In addition, the Company has abandoned its efforts to market a variety of products and services to the sports industry with an emphasis on health and technology related products, primarily PRLS. The Company has entered into discussions for the sale of the Company's majority-owned subsidiary, NuWay Sports, which was established to market the PRLS technology. The Company has entered into discussions for the sale of NuWay Sports to a party unrelated to the Company or, to its knowledge, to Mark Roy Anderson. If these negotiations result in a consummated transaction, the Company believes it is not likely that the Company would receive any up-front cash payments. See Note 3 to Notes to Consolidated Financial Statements.

         The Company is presently focused on maintaining the corporate entity and seeking new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2004 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements form operations.

         As a result of the dramatic change in direction of the Company's scope and focus, and the discontinuation of its operating businesses in 2002 and 2003, comparisons of year-to-year results of operations are not meaningful.

ANALYSIS OF FINANCIAL CONDITION

         During 2003, the Company recorded an impairment charge related to its tangible and intangible assets. The Company earned no revenues and generated no cash from continuing operations.

Cash and Cash Equivalents

      Cash and Cash Equivalents increased from $521 as of December 31, 2002 to $671 at December 31, 2003. During the period from September 1, 2003 to current, the Company's President, Mr. Calvert, has incurred approximately $140,000 in costs on behalf of the Company to sustain bare minimum operations. Cash on hand as of October 1, 2004 was $735. The Company recently received cash totaling $80,000 from the sale of its common and preferred shares which has been used to pay for legal and accounting costs associated with the Company's regulatory reporting requirements.

Furniture, Fixtures and Office Equipment

         Furniture, Fixtures and Office Equipment decreased from $28,844 as of December 31, 2002 to $0 at December 31, 2003. The decrease was due to normal depreciation totaling $8,552. In addition, on April 1, 2004 the Company closed its offices and has in storage its Furniture, Fixtures and Office Equipment. As these items are idle and there is no foreseeable plan of use, management recorded a write down of the remaining net book value totaling $20,292 as of December 31, 2003.

Other Assets

Marketing Database

         The marketing database decreased from $255,000 as of December 31, 2002 to $0 at December 31, 2003. The decrease is due to normal amortization totaling $38,250 and the remaining was due to an impairment charge totaling $216,750. Management had no success in its marketing efforts and its future use was uncertain and at that time it had not used the marketing database to market any product or generate any revenue for the Company.

Med Wireless License

         The Med Wireless License decreased from $4,090,000 as of December 31, 2002 to $0 at December 31, 2003. The decrease was due to normal amortization totaling $613,500 and the remaining was due to an impairment charge totaling $3,476,500. During 2003, primarily as a result of its inability to secure financing, Nuway was unable to effectively market the product successfully.

Liabilities

         Total Current Liabilities increased $522,765 from $2,401,579 as of December 31, 2002 to $2,924,344, as of December 31, 2003. The increase is due to
(i) an increase of Notes Payable of $470,000 reflecting a loan obtained from the Augustine Fund totaling $420,000 and the remainder of $50,000 obtained from an advisory board member; (ii) an increase of Accounts Payable and Accrued Expenses of $115,000 related to operating expenses incurred but not paid; offset by (iii) a decrease in Debenture Payable of $25,000 arising from the conversion of debenture holders of the debentures into equity and (iv) the discount assigned to the value of the warrants that were attached to the Augustine Fund term loan.

Stockholder's Deficit

         Total Stockholders' Deficit increased by $4,896,459 during the year ending December 31, 2003. The primary reason for the increase is that net loss totaled $7,622,209. This was offset by the issuance of shares of our common stock for salary and to compensate consultants to our Company, which increased Additional Paid in Capital by $2,712,882.

RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenue

         The Company had no revenues from continuing operations during 2003 or 2002. During the last half of 2002, the Company shifted its focus toward the information technology needs of the sports industry by marketing its PRLS platform. The Company's subsidiary, NuWay Sports, LLC, marketed this technology and generated $40,000 of revenue in the first quarter of 2003. This entity is held for sale; consequently the results of operations related to this subsidiary have been reclassified in our consolidated Statement of Operations as a Loss from discontinued operations.

Selling, General and Administration Expense

         Selling, and General and Administration expenses were $2,339,264 for the year ending December 31, 2003, as compared to $2,157,289 for the year ending December 31, 2002, or a net increase of 8.4%.

The largest components of these expenses were:

         a. Salaries and Payroll-related Expenses: These expenses were $329,622 in 2002 versus $322,532 in the current year 2003, a decrease of $7,090 or 2 percent. At the end of 2003, the Company employed 2 full time employees, while at December 31, 2002 NuWay employed three (3) full-time employees. The Company's only two employees have employment agreements calling for the payment in the aggregate of $24,900 per month. Both employees have accrued unpaid compensation totaling $38,300 as of December 31, 2003.

         b. Consulting Expense grew in 2003 from $950,532 in 2002 to $1,108,382 in 2003, an increase of 17 percent. This increase is directly related to management's strategy of using consultants on a project-by-project basis. These projects included marketing, technological development and administration and were primarily staffed by independent contractors who were compensated with Company common stock.

         c. Rent expense decreased from $96,560 in 2002 to $70,200 in 2003. Currently the Company receives rent at no cost from a shareholder.

         d. Legal Expenses increased from $302,088 in 2002, to $694,151 in 2003, an increase of 130 percent. This change is due to the legal assistance required in 2003 for transactions and or activities such as the maintenance of reporting requirements, NASDAQ qualifications panel hearing for continued listing, the need for stock issuances used in lieu of cash to acquire services, as well as review of proposed acquisitions during 2003.

Expenses Associated With Stock Issued for Services

         During 2003 the Company issued 19,248,759 shares to approximately 20 consultants, directors, and employees. Of this total 17,327,753 have been registered under a stock compensation plan as filed on Form S-8, while the balance, 1,921,006 shares were unregistered and are restricted in trading. Of the total issued in 2003, 2,633,590 relate to services performed in 2002 and 16,519,169 relate to 2003. The expenses related to the shares issued for 2002 services in 2003 were recorded in the Company's financial statements for the year ending December 31, 2002. In 2003 there was $1,554,700 of expenses recorded related to the issuance of these shares. Of this amount $1,045,600 related to consulting services, $394,000 related to legal services $63,000 related to Advisory and Board of Directors expense, $52,100 related to salary expense and $25,000 to reduce the outstanding debentures.

Discontinued Operations

         As discussed above and in the notes to our consolidated financial statements, we disposed of all operating entities and discontinued all operations. The Company recorded a loss from operations for 2003 of $2,712,940, as compared to a Net Loss from Continuing Operations for the year ended December 31, 2002 of $1,488,680, for a net increase in loss from operations of 82% from December 31, 2002 to December 31, 2003.

Net Loss

         Net Loss for the year ended December 31, 2003 was $7,622,209 or $0.25 per share compared to a $4,937,097 loss or $.50 per share for the year 2002, for a net increase of 154% from years 2002 to 2003.

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

Selling, General and Administration Expense

         Selling, general and administrative expenses declined in 2002 by 17 % to $2,157,289 from $2,600,371 in 2001. Salaries and payroll-related expenses were $329,622 in 2002 versus $576,041 in the prior year, a decrease of $246,419 or 43 %. This is consistent with the reduction in employment experienced by the Company after its change in business focus and the divestiture of all operations other than the new medical technology business. At the end of 2002, the Company employed 3 full time employees, while at December 31, 2001 the Company employed 32 full-time employees. The principal reason for the decline in headcount from year to year is the change in business focus and the divestiture of non-medical operations during 2002.

         Consulting expense grew significantly in 2002, to $950,532 from $250,628 in 2001, an increase of 280 %. This increase is directly related to new management's strategy of maintaining a very low permanent staffing level and supplementing that with consultants on a project-by-project basis. Further, the development of new products and technology related to the Company's shift in business focus required additional staff in the areas of applications development, sales, marketing and administration. These positions were primarily staffed by independent contractors who were compensated with shares of the Company's common stock.

         Rent expense decreased by 50 % from $192,543 in 2001 to $96,560 in 2002. This decrease is consistent with the reduced staffing levels as well as limited requirement for warehouse space.

         Legal expenses grew from $108,474 in 2001 to $302,088 in 2002, an increase of 178 %. This growth is due to the high level of legal assistance required in 2002 for transactions such as (i) the acquisitions of the marketing database from Genesis and the Med Wireless technology license, (ii) financing completed with Camden Holdings, (iii) a major shift in the Company's core business strategy, (iv) a thorough change in management and (v) the need for stock issuances used in lieu of cash to acquire services.

         Travel and entertainment expense declined by 82 % in 2002 from $500,045 in 2001 to $90,293 in 2002. This decrease is due to a conscious effort on the part of new management to minimize these expenses as well as a reduced need for travel due to the divestiture of operations that were remotely located in places like Latin and South America and Canada.

Expenses Associated With Stock Issued for Services

         Expenses associated with stock issued for services grew by 144% in 2002 over 2001, from $405,650 to $987,944. The primary reason for this increase was that the Company's limited cash position in 2002 caused management to seek other means of compensating employees and contractors for services performed. The expenses recorded in 2002 related to payment for legal, consulting and other services. The fact that the Company was focused on making the transition to a medical technology business meant that no cash was being received while the transition was occurring. Of the approximately $988,000 in expenses in 2002, approximately $500,000 was for legal services, $474,000 was for consultants in several different fields, and $14,000 related to payment of office rent.

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

Net Loss

         Net loss for the year ended December 31, 2002 was $4,937,097 or $0.50 per share, compared to a $6,652,433 loss or $1.56 per share for the year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased from $521 last year 2002 to $671 at December 31, 2003. We had nominal revenues in 2003 and were forced to consume cash on hand to fund its new operations. Due to our limited liquid resources, and lack of revenues or any viable means of generating income from operations, our auditors have included an explanatory paragraph in this report which expresses substantial doubt about our ability to continue as a going concern.

         The Company will be required to raise additional capital to sustain operations for the next twelve months and is actively seeking investments from third parties. There is no assurance that the Company will be able to raise additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

         The Company has relied upon its award plans, the 2002 Consultant Equity Plan, the 2003 Stock Compensation Plan and the Nuway Medical, Inc. 2004 Equity Plan, to compensate consultants and employees who have assisted in developing and executing the Company's business plan. The Company has significantly relied on these plans to compensate various consultants and personnel, and this reliance has significantly diluted the loss per share. During 2004, these issuances have been of questionable benefit in compensating consultants and employees, as there is little market interest for the Company's stock.

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003 and as of September 30, 2004, the Company has limited liquid and capital resources and management is incurring personal losses while seeking acquisition opportunities.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

         At December 31, 2003, the Company had no debt obligations requiring future cash commitments other than as follows: Significant debts at December 31, 2003 included: (i) $420,000 (plus interest) due to Augustine II, LLC (see immediately below); (ii) $125,000 of convertible debentures, which were further reduced to $30,000 March 11, 2004, through the issuance of shares of common stock of the Company, (Note 15), (iii) a loan due to a former advisory board member equal to $65,000, subsequently reduced to $35,000 in March 2004, and (iv) a $1,120,000 note payable which was purchased in March of 2003 by New Millennium

Capital Partners, LLC, an entity owned and controlled by the Company's president and his family, plus accrued but unpaid interest. The Company intends to convert this note payable to equity in the future, upon certain conditions of the Company, namely the availability of shares within the limits of the Company Charter, and upon approval of the Board of Directors of the Company and New Millennium, which has agreed in principal, subject to appropriate regulatory compliance and approvals as may be required.

Augustine II, LLC Note

         On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with the Augustine Fund, pursuant to which the Augustine Fund agreed to lend the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company has received all scheduled installments, and principal and interest (at an annual rate of 10%) was originally due in full on February 29, 2004.

         The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Loan may be prepaid by the Company may prepay all or any portion of the Loan at any time without premium or penalty. The proceeds of the Loan were used by the Company for working capital.

         As additional consideration for making the Loan, the Augustine Fund received five-year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares of common stock trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included in a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date (which they were not), then the Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to a "cashless exercise" provisions to "cashless exercise" provisions of the warrants.

         As security for the Loan, New Millennium, an affiliate of Dennis Calvert, pledged 2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted the Augustine Fund a security interest in its 51% membership ownership interest in NuWay Sports. As a result, the Company will need to consent of the Augustine Fund to release its security interest in NuWay Sports if the Company is able to sell NuWay Sports.

         Prior to the original maturity date of the Loan, the Company spoke with representatives of Augustine and advised them that the Company was unable to pay the amount due under the Loan by the February 29, 2004 maturity date. Augustine agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, Augustine was given to have the option of having the Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by Augustine to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that Augustine does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock. The Company recorded $344,832 of interest expense as of December 31, 2003, of which $23,210 is applied to the Augustine Note.

         Since that time, the Company and Augustine have entered into negotiations to further extend the maturity date of the Loan and those negotiations are currently being finalized and the new terms documented. While the precise terms have not been finalized and are subject to change, the Company believes that the loan will be extended an additional six months.

Other Items

      During 2003, the Company raised $279,661 with the sale of 559,322 of its Preferred Shares, obtained $420,000 from a term loan and $50,000 from a loan by an advisory board member. During the later part of 2003 and through 2004, the Company's President incurred costs on its behalf, which total approximately $140,000. During 2004 the Company has obtained $30,000 from the sale 5,250,000 shares of common stock and $50,000 from a loan that entitles the holder to convert the loan into 10,000,000 shares of its Series A Preferred Stock. The Company has approximately $1,000 cash on hand, which is insufficient to meet operating expenses for any extended period. Management believes that the Company will be required to raise additional capital to sustain operations for the next twelve months and is actively seeking investments through private investors and investment bankers. There is no assurance that the Company will be able to raise additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

         Also during 2003, the Company issued 19,248,759 shares to approximately 37 consultants, directors, and employees. Of this total, 17,327,753 shares have been registered with the SEC, while the balance and 1,921,006 shares, were not so registered and are "restricted" securities. Of the total number of shares issued in 2003, 2,633,590 shares relate to services performed in 2002 and

16,519,169 shares relate to 2003. The expenses related to the shares issued for 2002 services in 2003 were recorded in the Company's financial statements for the year ending December 31, 2002. In 2003, there was $1,554,700 of expenses recorded related to the issuance of these shares. Of this amount $1,045,600 related to consulting services, $394,000 related to legal services $63,000 related to Advisory and Board of Directors expense, $52,100 related to salary expense and $25,000 to reduce the outstanding debentures.

EFFECTS OF TRANSACTIONS WITH RELATED PARTIES

DUE TO PRESIDENT

         In conjunction with the acquisition of the technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc., a company controlled by Mark Anderson (Anderson). The note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the note, together with 4,182,107 shares of the Company's common stock, to New Millennium Capital Partners LLC ("New Millennium"), a limited liability company controlled and owned by the Company's president and family, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures. This note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Company's board of directors voted to convert the $1,120,000 note held by New Millennium into 22,400,000 shares of restricted common stock of the Company (at a conversion price discounted 37.5% to the then market price of $0.08). New Millennium agreed to this conversion. Subsequent to the vote by the board to convert the note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the note without shareholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium until the Company's shareholders approved the conversion. This shareholder vote has not taken place and the shares have not been issued to New Millennium.

         New Millennium Capital Partners, LLC, a Nevada limited liability company owned and controlled by the Company's president and his family as an investment vehicle was formed in 1999. No individual, entity or party (s) associated with the Company's business has ever had any ownership interest in New Millennium and it is an independent company. Mark Anderson, a principal of those companies that sold and/or licensed certain technologies to the Company, conditioned the purchase by New Millennium on the Company converting the promissory note to common stock. The conversion of the note held by New Millennium is a matter to be brought before the NuWay shareholders at its next available shareholders meeting.

         The business purpose of the original decision to convert the note into equity was to retire $1,120,000 in debt owed by the Company thereby increasing shareholder equity by that amount and avoiding a default on the note and the insolvency and possible liquidation of the Company. In arriving at a conversion price, the board of directors determined that a 37.5% discount to market price was appropriate based on a number of factors, including that (i) with the quantity of the shares that would be issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be "restricted shares" and could therefore not be sold by New Millennium in the public markets prior to two years from the date of the conversion, and thereafter would be subject to the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933.

         To allow time for a shareholder vote with respect to the conversion, New Millennium agreed to extend the terms of the note, from June 15, 2003 to October 1, 2003.

         At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6,
2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Summitt Ventures. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions (as previously described by the Company in its Form 10-QSB for the quarter ended March 31,
2003), Mr. Calvert now believes that conversion of the note is no longer a required term of the agreement between New Millennium and Summitt.

         The Company was unable to pay the note at the due date of October 1, 2003. At the board meeting on October 15, 2003, the board determined to put the issue of conversion of the note to the Company's shareholders at a special meeting of the shareholders scheduled for December 9, 2003. On November 7, 2003, a Definitive 14a was filed by the Company with respect to that meeting. The shareholders meeting was held on December 9, 2003, but adjourned without a vote, as there weren't enough shareholders present to hold a vote. The meeting was rescheduled for December 30, 2003. At the December 30, 2003 shareholder meeting, the board was again advised that there was not a quorum, and therefore the vote could not be held. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board voted to adjourn the meeting indefinitely. As of January 1, 2004, the loan is in default status and has not been repaid together with $114,800 in accrued but unpaid interest. The amounts due Anderson by New Millennium are also in default.

         Technically, under the terms of the New Millennium Agreement, it is possible that Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Anderson have not perfected their security interest in those shares. Moreover, the Augustine Fund is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

         New Millennium has informed the Board of Directors that its intent is to fully convert the Note to stock as soon as is practical in light of the Company circumstances as they may change in the future to accommodate the conversion in light of the circumstances at that time.

ABANDONED ACQUISITION

         On January 31, 2004, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premium Medical Group, Inc., a Florida corporation ("PMG") and PMG's sole stockholders, Eduardo A. Ruiz and Luis A. Ruiz (the "PMG Stockholders"). Prior to this transaction, there was no business or other relationship between the Company and its affiliates and PMG or the PMG Stockholders.

         Pursuant to the Stock Purchase Agreement, the Company agreed to acquire 100% of the shares of PMG from the PMG Stockholders in exchange for 30,000,000 shares of the Company's common stock, subject to certain adjustments. The exact number of Company Shares to be issued to the PMG Stockholders was subject to adjustment in the event certain revenue was or was not generated by PMG during one year following the closing of the transaction. PMG had been organized in June 2003 to provide medical products to hospitals and medical clinics in South America, primarily Venezuela. Luis A. Ruiz became a director of the Company in connection with the transaction.

         The parties had a difference in expectations regarding who would be ultimately responsible for paying for the audit of PMG that was required in order for the Company to complete its disclosure obligations under the Securities Exchange Act. Additionally, the Company did not have a sufficient number of authorized and unissued shares of its common stock to both satisfy its obligations to the PMG Stockholders and to issue shares of common stock in a meaningful financing transaction, given the low price per share at which the Company's common stock trades. The Company lacked the financial resources to schedule a stockholders' meeting, prepare a proxy statement and solicit proxies for the purpose of amending its Certificate of Incorporation to increase its authorized capital stock.

         As a result of these and other factors, the Company and PMG never consolidated their operations, the Company never exercised control over PMG or its operations and the parties never exchanged stock certificates evidencing their ownership in each other.

         Therefore, the parties entered into discussions and concluded amicably that it was in the mutual best interest of the respective companies and their respective stockholders, to rescind the transactions provided for in the Stock Purchase Agreement and return all parties to their respective positions prior to the transactions contemplated in the Stock Purchase Agreement.

         The parties entered into a Rescission Agreement on October 14, 2004 that provides, in relevant part, that (i) all transactions contemplated by the Stock Purchase Agreement shall be rescinded as if the Stock Purchase Agreement had never been executed and delivered; (ii) the parties forever waive all rights to receive stock in PMG and the Company, as the case may be; (iii) Luis A. Ruiz shall resign as a director of the Company; and (iv) the Company and PMG shall file appropriate documents with the Secretary of State of the State of Florida with respect to the rescission of the exchange of shares provided for in the Stock Purchase Agreement.

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

         The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company and/or services or products received for non-cash consideration of the Company's common stock. The value is based on the market price of the Company's common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

         The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

ITEM 7. FINANCIAL STATEMENTS.

         Our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As disclosed in our Current Report on Form 8-K filed on April 7, 2003, as amended on April 10, 2003, we dismissed Shubitz Rosenbloom & Co., PA ("Shubitz") as our principal accounting firm as of March 31, 2003 and we engaged Haskell & White LLP ("H&W") as our principal accounting firm. H&W was engaged to audit our consolidated financial statements for the year ended December 31, 2002. The decision to change auditors was approved by our board of directors.

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

         As disclosed in our Current Report on Form 8-K filed on September 10, 2004, as amended on September 17, 2003, we dismissed H&W as our principal accounting firm as of September 9, 2004. As disclosed in our Current Report on Form 8-K filed on September 16, 2004, we engaged Jeffrey S. Gilbert, CPA ("Gilbert") as our principal accountant. Gilbert was engaged to audit our consolidated financial statements for the year ended December 31, 2003. The decision to change auditors was recommended by our audit committee and approved by our board of directors.

         During the Company's relationship with H&W, since H&W's initial engagement as the principal auditors on March 31, 2003, through September 9, 2004, there were no disagreements with H&W, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to H&W's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for the year ended December 31, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Dennis Calvert, who serves as both our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth information regarding our directors and the nominees as of September 30, 2004:

            NAME                  AGE         POSITION            DIRECTOR SINCE
----------------------------      ---     ----------------------  --------------
Dennis Calvert                            President, Chief
                                   41     Executive Officer and        2002
                                          Chairman of the Board
Joseph Provenzano                  34     Financial                    2002
                                          Officer, Treasurer and
                                          Director
Steven V. Harrison II (1)(2)       44     Director                     2003
Gary Cox (1)(2)                    43     Director                     2003

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

         There are no family relationships between any director and any executive officer of the Company.

         DENNIS CALVERT is our President, Chief Executive Officer, Chairman of the Board, and Interim Chief Financial Officer. Dennis Calvert was appointed a director in June 2002, and has served as President and Chief Executive Officer since June 2002, Corporate Secretary from September 2002 until March 2003, and Interim Chief Financial Officer since March 2003. Mr. Calvert holds a BA degree in Economics from Wake Forest University, where he was a varsity basketball player on full scholarship. Mr. Calvert also studied at Columbia University and Harding University. He was an honor student in high school with numerous leadership awards. He is also an Eagle Scout.

         Mr. Calvert has an extensive entrepreneurial background as an operator, investor and consultant. From June 2002 to September 2002 he served as president of Med Wireless, Inc. In 1998 he was a founder, president and board member of Utelecom Communications, Inc. where he led the acquisition of four companies and secured a line of credit for $7.5 million. He remains an owner and board member of that firm. He was an investor and served as a manager of Beep for Free.com, LLC beginning in the year 2000, a consumer products and technology related company. Mr. Calvert resigned as the manager of Beep For Free.com, LLC in June 2002 and the company ceased operations in December 2002. Mr. Calvert was a founder and chairman of ZZYZX Technologies, Inc., a company that designed and produced high tech equipment. ZZYZX was sold in 2001. From 1990 to 1996 Calvert served as head of mergers and acquisitions for Medical Asset Management, Inc., a company that acquired and managed medical-related businesses. During his tenure he participated in more than 50 acquisitions and served in numerous positions with the Company. Prior, he was a founder and officer of a medical recruiting and consulting firm named Merritt Hawkins and Associates from 1987 to 1990. Earlier, he was a top producing sales associate for a leading physician recruitment firm, Jackson and Coker, Inc. and served as a sales associate for Diamond Shamrock, Inc. from 1985 to 1986.

         JOSEPH PROVENZANO was appointed a director in June 2002 and assumed the role of Corporate Secretary in March 2003.

         Mr. Provenzano heads the Investor Relations effort and manages the mergers and acquisitions function for NuWay. He began his corporate career in 1988 as a Personnel Manager and Recruiter for First American Travel, a marketing company in Southern California. He then entered into an entry-level Technician position within the Commercial and Residential security industry. He left the industry as a General Manager in the mid 1990's to apply his marketing and sales training to the logistics industry. He was then employed by two major Southern California moving and storage companies as head of marketing. He formed his own marketing company called Pre-Move Marketing Services (PMSA), offering advertising and direct marketing products for the moving and storage industry, in 1996. He joined Camden Holdings, Inc., an investment holding company to manage their mergers and acquisitions department, in mid 2001, and participated in more than 50 corporate mergers and acquisitions. He was employed there until March 2003, at which time he became employed full time by the Company. Mr. Provenzano has participated in organized rodeo and motocross competitions.

      STEVEN V. HARRISON II has been a director since March 2003. Mr. Harrison is the president of Empact, Inc. a consumer products based marketing company. From 1997 to 2001, he was the founder, president and CEO of In Touch Communications, Inc., a Competitive Local Exchange Carrier (CLEC), providing residential and business telephone services within the state of California, with annual revenue of more than $15 million. During 2001 and 2002 he was an investor in a number of healthcare and consumer products based companies including Beep for Free.com, LLC. Mr. Harrison was President of Beep for Free.com, LLC from June 2002 until it ceased operations in December 2002. From 1991 to 1997, Mr. Harrison was Chief Executive Officer of Resource Medical Group, Inc., providing management consultancy services to the healthcare industry assisting hospitals, Health Maintenance Organizations, clinics, and practice management firms with medical staff planning and contracting issues, feasibility studies and physician recruitment and retention. Mr. Harrison also played Division I football at Appalachian State University.

         GARY COX has been a director since May 2003. Mr. Cox has more than 10 years in the healthcare field as consultant to hospitals and medical groups. He started his own firm in 1995 named Resource Medical International and is still active in that business. He served for more than 10 years with UK firms in sales and marketing positions prior to beginning his healthcare career. He holds a technical degree in engineering from Leicester University in England. He was also a competitive athlete and played for a number of professional soccer (football) clubs in England in his early career.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established an Audit Committee and a Compensation Committee.

         The Audit Committee meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Harrison is Chairman of the Audit committee. Mr. Cox also serves on the audit committee. The board of directors has not designated an audit committee financial expert and does not believe that either member of the Audit Committee would satisfy the current definitional requirements of SEC rules and regulations to be an audit committee financial expert.

         The Compensation Committee reviews the compensation for all officers and directors and affiliates of the Company. The Committee also administers the Company's stock option plan. Mr. Harrison is Chairman of the Compensation Committee and Mr. Cox serves on the Compensation Committee.

         The Board has determined that each of Messrs. Harrison and Cox is independent as defined under NASDAQ Marketplace rules. In 2003, the staff of NASDAQ had questioned whether Mr. Harrison was independent, and the NASDAQ Qualifications Panel discussed those issues with the Company at a hearing held on May 16, 2003. The determination letter delivered to the Company by the NASDAQ Qualifications Panel, which resulted in the delisting of the Company's common stock from the NASDAQ SmallCap Market, stated, "While the Panel acknowledged that it appears the Company may have regained compliance with the independent directors and audit committee composition requirements based on the appointment of Messrs. Cox and Harrison, it [the Panel] determined not to make a finding on these deficiencies given that the appropriate Nasdaq background checks have not yet been completed".

         The Company continues to believe that Mr. Harrison is independent, because has no business dealings with the Company other than in his role as board member. However, Mr. Harrison formerly was a partner of Mr. Calvert in a business named Beep For Free.com, LLC, from which Mr. Calvert resigned as the managing member in June 2002. Beep For Free.com, LLC ceased operations in December 2002.

         In October 2004, the board of directors adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10 % or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To our knowledge, based solely upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and stockholders beneficially owning 10 % or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis, other than (i) one late report filed by Mr. Calvert, (ii) two late reports filed by Mr. Provenzano with respect to one transaction, (iii) two late reports filed by Mr. Harrison with respect to two transactions, (iv) two late reports filed by Mr. Cox with respect to one transaction and (v) two late reports filed by New Millennium with respect to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to the chief executive officer and the next four highest paid executive officers who received compensation in excess of $100,000 (the "Named Executive Officers") during 2002 and 2003:

                                Annual Compensation                        Long-term Compensation
                                                                     Awards                       Payouts
                                                                           Securities
Name and Principal                                           Restricted    Underlying                     Other
Position            Year        Salary      Compensation     Stock Awards  Options/SARs   TIP Payouts  Compensation
------------------  --------    -------     ------------     ------------  ------------   -----------  ------------
Dennis Calvert,                  14,000                      4,000,000 (3)
Chief Executive     2002 (1)     14,000
Officer             2003                         --                             --             --           --

Joseph Provenzano,                                           1,200,000
Secretary           2003 (2)     10,800          --                             --             --           --

---------
(1)   Became Chief Executive Officer in June 2002.

(2)   Became Secretary in March 2003.

(3) Mr. Calvert was issued 1,000,000 shares on January 9, 2003, and subsequently returned the shares to the Company. He was also issued 3,000,000 shares on March 18, 2003, and subsequently returned the shares to the Company.


EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Dennis Calvert in December 2002. Mr. Calvert's employment agreement provides for him to be employed for five years at an annual salary of $168,000. The employment agreement further provides that Mr. Calvert work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 10% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 3% of the annual increase in market capitalization value. The compensation plan includes benefits of a car allowance, insurance and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one year's base compensation, plus an additional one half year's compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.

         The Company entered into an employment agreement with Mr. Provenzano in March 2003. Mr. Provenzano's employment agreement provides for him to be employed for five years at an annual salary of $130,800. The employment agreement provides that, at the Company's discretion, the Company may choose to pay up to $4,900 of Mr. Provenzano's monthly salary in the form of stock in lieu of cash. Mr. Provenzano is also eligible to receive incentive bonuses, stock ownership participation and employee related benefits. The employment agreement further provides that Mr. Provenzano receive annual increases of 5% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the board of directors, or 1.5% of the annual increase in market capitalization value. The compensation plan includes those benefits of car allowance and insurance benefits and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one year's base compensation, plus an additional one half year's compensation for each year of service beginning in 2003. Standard confidentiality, company ownership rights to property and assets and arbitration clauses are included in the agreement.

OPTIONS GRANTED DURING LAST FISCAL YEAR

         No options were granted to the Named Executive Officers during 2003.

EQUITY COMPENSATION PLANS

1994 STOCK OPTION PLAN

         In June 1994, the board of directors adopted the 1994 Stock Option Plan (the "1994 Plan"). The maximum number of shares available for issuance under the 1994 Plan is 1,500,000 shares. The 1994 Plan terminates on June 13, 2004. The 1994 Plan is designed to provide additional incentives for directors and officers and other key employees of the Company, to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The board of directors administers the 1994 Plan. The 1994 Plan authorizes the board of directors to grant key employees selected by it, incentive stock options and non-qualified stock options. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options must not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the 1994 Plan to any participant who owns stock equal to more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 100% of the fair market value on the date of grant. Fair market value has been determined to be the closing price for the Company's common stock reported by NASDAQ on the date of option grant.

         The board of directors may amend the 1994 Plan at any time but may not, without stockholder approval, adopt any amendment, which would materially increase the benefits accruing to participants, or materially modify the eligibility requirements. The Company also may not, without stockholder approval, adopt any amendment, which would increase the maximum number of shares, which may be issued under the 1994 Plan, unless the increase results from a stock dividend, stock split or other change in the capital stock of the Company. In March 1999, the board of directors authorized an amendment to the 1994 Plan increasing the number of shares to be issued thereunder from 1,000,000 to 1,500,000. This amendment was submitted for stockholder approval at the 1998 Annual Meeting and was approved.

         At December 31, 2003, no options remained outstanding and fully vested, as follows:

                                              Number of        Price Per
                                               Shares            Share
                                             ----------     ----------------
Options Outstanding at January 1, 2003          65,000        $1.00 - $1.75
Options Outstanding at December 31, 2003             0        $1.00 - $1.75
Options Expired                                (65,000)               $1.00
                                             ---------
Options Outstanding at December 31, 2003             0        $1.00 - $1.75
                                             =========

2002 CONSULTANT EQUITY PLAN

         In August 2002, the Company's board of directors approved the formation of the 2002 Consultant Equity Plan (the "2002 Plan"), designed to allow consultants to be compensated with shares of Company common stock for services provided to the Company. A total of 1,500,000 shares under the 2002 Plan were registered with the SEC. The 2002 Plan was amended by the Company's board of directors in December 2002. A total of 3,500,000 additional shares were registered with the SEC on a Form S-8 registration statement on December 27, 2002. Approval of the 2002 Plan was not submitted to the vote of the stockholders. Persons eligible to receive stock awards under the 2002 Plan included "consultants" that provide bona fide consulting services to the Company, excluding any services incident to the raising of capital or promotion or maintenance of a market for the Company's securities.

         The 2002 Plan expires ten years from its inception. The 2002 Plan is administered by a plan committee of two or more members of the board of directors. The plan committee can award shares or options to purchase shares at a price in its discretion, so long as the price chosen is not less than 85% of the fair market value of the underlying shares as of the date of the grant.

         From August 2002 through February 2003, the Company issued all but 84,452 of the 5,000,000 shares available under the 2002 Plan to approximately 26 consultants, employees and directors. Beginning in September 2002, Mark Roy Anderson served as a consultant to the Company pursuant to a written agreement and received 1,241,884 shares (25.3%) of the 4,915,548 shares of the Company's common stock that was issued under the 2002 Plan. See "Certain Relationships and Related Transactions".

2003 STOCK COMPENSATION PLAN

         In February 2003, the Company's board of directors approved the 2003 Plan as a means of providing directors, key employees and consultants additional incentive to provide services to the Company. Both stock options and stock grants may be made under the 2003 Plan. The 2003 Plan sets aside up to 15,000,000 shares of the Company's common stock for these purposes, which shares were registered with the SEC on a Form S-8 registration statement on February 27, 2003. Approval of the 2003 Plan was not submitted to a vote of the stockholders. The board of directors administers the 2003 Plan. The 2003 Plan allows the Board to award grants of shares of the Company's common stock or options to purchase shares of the Company's common stock. The board of directors has discretion to set the price of the options, but in no event shall that price be less than 100% of the fair market value of the shares at the time of the grant. The board of directors may at any time amend or terminate the 2003 Plan. The 2003 Plan does not have an expiration date.

         From February through September 2003, the Company issued 14,863,230 shares to 27 directors, employees and consultants under the 2003 Plan.

         In March 2003, the board of directors approved, and the Company issued, 3,000,000 shares of common stock to Dennis Calvert, President and Chief Executive Officer of the Company, as consideration for his services. The board of directors subsequently modified its approval of this issuance to make it conditioned upon stockholder approval of the transaction because of NASDAQ Marketplace Rules governing change of control transactions. Mr. Calvert returned the 3,000,000 shares to the Company. On December 9, 2003, the Company attempted to conduct a stockholder meeting to approve the terms of the issuance of 3,000,000 shares of the Company's common stock to Dennis Calvert. The Company was unable to obtain a quorum at the meeting. The meeting was adjourned to December 30, 2003, but again the Company was unable to obtain a quorum. As of the date of the filing of this Annual Report, the 3,000,000 shares of the Company's common stock have not been issued to Mr. Calvert.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group. The Company has chosen to present this information as of December 31, 2003, because it more accurately reflects the actual voting power of the following persons as of such date, which is substantially higher than it is as of the date of the filing of this Annual Report. During 2004, several issuances of the Company's common stock had the effect of diluting the voting strength of these persons. See "Market For Common Equity and Related Stockholder Matters".

--------------------------------- ------------------------ ---------------------
Name and Address of Beneficial      Amount of Beneficial     Percent of Class
Owner (1)(2)                          Ownership (3)
--------------------------------- ------------------------ ---------------------
Dennis Calvert                        4,782,107 (4)               13.1%
--------------------------------- ------------------------ ---------------------
Joseph Provenzano                       1,224,936                  3.4%
--------------------------------- ------------------------ ---------------------
Steven Harrison                          167,043                    *
--------------------------------- ------------------------ ---------------------
Gary Cox                                   -0-                     -0-
--------------------------------- ------------------------ ---------------------
All directors and officers as a         6,174,086                 17.0%
group (4 persons)
--------------------------------- ------------------------ ---------------------

         * Less than 1%

         (1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

         (2) Unless otherwise indicated, the address for each person is 2603 Main Street, Suite 1150, Irvine, California 92615.

         (3) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options, which are currently exercisable.

         (4) This amount excludes 30,869,992 shares of the Company's common stock issuable upon conversion of the NuWay Note. However, the conversion of the NuWay Note is subject to the prior approval of the Company's stockholders. In December 2003, the Company attempted to hold a stockholders' vote to approve the conversion but was unable to obtain a quorum. The shares to be issued in exchange for the conversion will not be issued until such time as the proper stockholder approvals can be obtained. New Millennium has agreed to extend the terms of the NuWay Note indefinitely until such approval is obtained.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DENNIS CALVERT

         New Millennium Capital Partners, LLC Purchase of Common Stock and Promissory Note from Mark Anderson and Affiliates

         In March 2003, New Millennium, which is controlled by our president Dennis Calvert, purchased the Company's promissory note in the principal amount of $1,150,000 (the "NuWay Note"), which notes was held by Summitt Ventures, Inc. ("Summitt Ventures"), and purchased an aggregate of 5,000,000 shares of the Company's common stock from Camden Holdings and Summit Healthcare, Inc. ("Summit Healthcare") in consideration of the New Millennium Note. Camden Holdings,

Summitt Ventures and Summit Healthcare are controlled by Mark Roy Anderson. The transaction was executed as part of a plan to remove Mr. Anderson totally from any involvement in the Company and provide a completely new focus and direction for the Company under management led by Mr. Calvert.

         The New Millennium Note is secured by all the shares of the Company's common stock purchased in the transaction and is further secured by shares of the Company's common stock personally owned by Mr. Calvert, of which he currently owns none. The transaction was conditioned, among other things, on the Company's converting the NuWay Note into shares of the Company's common stock.

         The sellers only delivered share certificates representing 4,182,107 shares of the Company's common stock, which certificates were delivered to Mr. Calvert on April 9, 2003. In the New Millennium Agreement, Mr. Anderson represented that he was selling 100% of his stock to New Millennium and would no longer own any of the Company's stock. Subsequent to the closing of that transaction, management learned through the Company's transfer agent that Camden Holdings still owns 340,894 shares of the Company's common stock. The Company and New Millennium believe that the existence of these 340,894 shares of the Company's common stock owned by Camden Holdings Inc. is a material breach of the New Millennium Agreement, and the Company and New Millennium are reviewing their respective legal rights with regards to this matter.

         Technically, as a matter of the terms of the New Millennium Agreement, it is possible that Camden Holdings or Mr. Anderson could reacquire the shares of the Company's common stock that were sold to New Millennium, should New Millennium default on the promissory note issued by New Millennium to Camden Holdings to purchase the shares, which note is secured by the purchased shares of the Company's common stock

         Conversion of NuWay Note to Common Stock

         Pursuant to the NuWay Note, the Company owes New Millennium $1,120,000 plus accrued and outstanding interest. On March 26, 2003, the board of directors of the Company voted to convert the NuWay Note into 22,400,000 shares of common stock of the Company, reflecting a 37.5% discount to market price. New Millennium consented to the proposed conversion.

         The business purpose of the conversion was to fulfill one of the conditions to the transaction between New Millennium and Mr. Anderson and his affiliates, and to retire $1,120,000 in debt owed by the Company with the effect increasing stockholder equity. The board of directors determined that a 37.5% discount to market price was appropriate given that (i) the shares into which the NuWay Note would be convertible would be subject to the one-year holding period provided by of Rule 144 prior to resale and (ii) even after such holding period, this large amount of shares could only be resold in the market over a significant period of time in light of the volume limitations of Rule 144 that would apply to such resales.

         The conversion was approved by the Company's non-interested directors. After receiving advice from the staff of NASDAQ regarding the requirements of applicable NASDAQ Marketplace Rules, the board of directors made the conversion of the NuWay Note conditional upon receiving stockholder approval of the conversion. New Millennium agreed to extend the terms of the NuWay Note from June 15, 2003 to September 15, 2003, to allow sufficient time for the Company to obtain the requisite stockholder approval.

         On December 9, 2003, the Company attempted to conduct a stockholder meeting to approve the terms of the conversion of the Company's Promissory Note. The Company was unable to obtain a quorum at the meeting. The meeting was adjourned to December 30, 2003, but again the Company was unable to obtain a quorum, and the conversion has not taken place as of the date of the filing of this Annual Report.

         Since that time, New Millennium has agreed to a further indefinite extension of the maturity date of the NuWay Note pending stockholder approval of the transaction. The Company has been unable to schedule such a meeting due to the delinquent status of its periodic reports with the SEC and limited resources to plan the meeting.

TRANSACTIONS WITH MARK ROY ANDERSON

         During the period from approximately June 2002 through March 2003, the Company entered into several transactions with entities controlled by Mark Roy Anderson. These entities are Med Wireless, Genesis, Camden Holdings, Summit Healthcare, Summitt Ventures, Summit Oil & Gas, Inc. ("Summit Oil") and CVP. The transactions are listed in chronological order. The Company, nor any of its directors or officers, has had any communication with Mr. Anderson since May 2003.

         Financing Agreement with Camden Holdings, Inc.

         During June 2002, as part of a plan introduced to the Company by Mark Anderson to shift the Company's focus to the medical technology field and bring in new management, Camden Holdings purchased 1,000,000 shares of the Company's common stock for $250,000. At the time of the transaction, Camden Holdings, whose president at the time of the transaction was Mr. Anderson, owned no shares in the Company, this being the initial transaction between the Company and Mr. Anderson and his affiliates. After this purchase, the 1,000,000 shares represented approximately 12.9% of the then-issued and outstanding shares of the Company's common stock.

         Genesis Health Tech, Inc.

         On June 28, 2002, the Company purchased a database of healthcare providers in the United States from Genesis, a wholly-owned subsidiary of Camden Holdings, which was controlled by Mr. Anderson. The total purchase price of $300,000 was satisfied by the issuance of 666,667 shares of the Company's common stock. After this purchase, the 1,666,667 shares of the Company's common stock beneficially owned by Mark Anderson represented approximately 19.8% of the then-issued and outstanding shares of the Company's common stock.

         Med Wireless, Inc.

         By way of an agreement dated July 16, 2002 and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology from Med Wireless, a company whose founder and principal stockholder was Mark Roy Anderson. Pursuant to the related license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt (see further discussions below). In return, the Company agreed to issue to the Med Wireless stockholders an aggregate of 6,600,000 shares, or approximately 44%, of the Company's common stock.

         Through Camden Holdings and Summit Healthcare, Mr. Anderson received an additional 2,868,928 shares of the Company's common stock, as a result of the Med Wireless transaction, which increased Mr. Anderson's beneficial ownership to 4,535,595 shares, or approximately 28.3%, of the Company's common stock at the time this transaction was approved by the Company's stockholders. Mr. Anderson also held a minority interest in Med Wireless.

         In addition, the Company's current president, Dennis Calvert, was entitled to receive approximately 9.9% of the stock of Med Wireless and 600,000 shares of the Company's common stock as a result of this transaction. Prior to this transaction, Mr. Calvert was not a stockholder of Med Wireless.

         The transaction was approved by the Board of Directors and the vote of a majority of the Company's shares of common stock, including the shares held by Camden Holdings. Stockholders of the Company owning 3,930,183 shares of the 7,761,353 shares then outstanding consented to the transaction with Med Wireless, including the shares held by Mr. Anderson and his affiliates.

         Sale of Casino Operations

         The Company sold its wholly-owned casino rental subsidiaries, Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA, to CVP in October 2002. Mark. Anderson was a general partner of CVP at the time of the transaction. Although the purchase price for the stock was $300,000, less all outstanding liabilities of the two subsidiaries, the outstanding liabilities exceeded that amount and the Company received no cash in the sale. The transaction price was determined as a result of the Company's receiving no viable suitors, bidders or offers for the stock or assets of the Company's gaming businesses. The Company's Board of Directors approved this transaction, but it was not voted upon by the Company's stockholders.

         Sale of Oil Operations

         The Company entered into an agreement on December 15, 2002 to sell 100% of the stock of NuWay Resources, Ltd. ("NuWay Resources"), the Company's oil and gas subsidiary, for $100,000 less outstanding liabilities, to Summit Oil, whose president at the time of the transaction was Mark Anderson. The Company received no cash from the sale of the stock, but was able to insure contractually that it would not retain any liabilities, or incur new liabilities (which had been increasingly significantly), beyond October 1, 2002. The transaction price was determined as a result of the Company's receiving no other viable offers for NuWay Resources or its assets. The Company's board of directors approved the transaction, but it was not voted upon by the Company's stockholders.

         Consultancy Arrangement

         Beginning in September 2002, Mark Roy Anderson also served as a consultant to the Company pursuant to a written agreement and received 1,241,884 shares of the Company's common stock pursuant to the 2002 Plan. The Consultancy Agreement was terminated in December 2002.

         As a result of all of the foregoing transactions, the Company believes that Mr. Anderson was the beneficial owner of an aggregate of 5,777,479 shares, or more than 30%, of the Company's common stock outstanding as of December 31, 2002, assuming Mr. Anderson beneficially owned all the shares at the same time. The Company believes that Mr. Anderson sold some of the shares which were issued pursuant to the 2002 Plan, and as such the number and percentage of the Company's common stock held by Mr. Anderson at any one time may have been less than that indicated above. In any event, Mr. Anderson failed to file any reports with the SEC on Schedules 13D or 13G, or on Forms 3 or 4, and therefore, the Company cannot confirm any of these numbers at any given point in time.

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

         (a) Index of exhibits:

               Exhibit No. Description of Exhibit
               ----------- ----------------------

                  3.1      Certificate of Incorporation (1)

                  3.2 Certificate of Amendment of Certificate of Incorporation filed 11/26/1991 (9)

                  3.3 Certificate of Amendment of Certificate of Incorporation filed 6/24/1994 (9)

                  3.4 Certificate of Amendment of Certificate of Incorporation filed 7/22/1999 (10)

                  3.5 Certificate of Amendment of Certificate of Incorporation filed 8/31/2001 (1)

                  3.6 Certificate of Amendment of Certificate of Incorporation filed 10/30/2002 (2)

                  3.7 Certificate of Amendment of Certificate of Incorporation filed 12/26/2002 (2)

                  3.8 Certificate of Merger merging Repossession Auction, Inc. (Florida corporation) and Repossession, Inc. (Delaware corporation) (9)

                  3.9* Certificate of Designations creating Series A Preferred Stock

                  3.10     Bylaws, as amended and restated (2)

                  4.3      Form of Warrant Agreement (1)

                  4.4      Form of Warrant dated December 12, 2000 (1)

                  4.5      Form of 6% Convertible Debenture dated December 14,
                           2000 (1)

                  4.6* Form of Warrant to Purchase Common Stock issued to Preferred Stock investors

                  4.7*     Warrant to Purchase Common Stock issued to Arthur
                           Lipper

                  4.8 Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC (5)

                  4.9* Amended and Restated Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC

                  10.1 Employment Agreement between the Company and Todd Sanders dated March 2001 (1)

                  10.2 Employment Agreement between the Company and William Bossung dated March 2001 (1)

                  10.3 Employment Agreement between the Company and Dennis Calvert dated December 11, 2002 (2)

                  10.4. Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003 (2)

                  10.5 Joint Venture Agreement between the Company and Rasheed & Associates dated December 1, 2002 (2)

                  10.6 Lease between the Company and BJP Properties Inc. dated September 15, 2002 for the premises located at 23461 South Pointe Drive, Suite 200, Laguna Hills, California (2)

                  10.7 2002 Consultant Equity Plan, as amended on December 27, 2002. (3)

                  10.8 Convertible Debenture Purchase Agreement dated December 14, 2001 (1)

                  10.9     1994 Stock Option Plan (1)

                  10.10 Asset Purchase Agreement by and among the Company, Camden Holdings and Genesis Health Tech, dated June 28, 2002 (2)

                  10.11 License Agreement with Med Wireless Inc. dated August 21, 200 (2).

                  10.12 Amendment to License Agreement with Med Wireless Inc. dated September 18, 2002 (2)

                  10.13 Stock and Asset Purchase Agreement by and among the Company and Summit Oil & Gas, Inc. dated December 15, 2002 (2)

                  10.14 Stock and Asset Purchase Agreement by and among the Company and Casino Ventures Partners dated December 15, 2002 (2)

                  10.15 Asset Purchase Agreement by and Between New Millennium Capital Partners, LLC, Camden Holdings, Inc., Summit Healthcare, Inc., Summitt Ventures, Inc., and Mark Anderson dated December 31, 2002 (2)

                  10.16 Secured Promissory Note in the face amount of $1,120,000 (4)

                  10.17 Secured Term Promissory Note in the face amount of $900,000 (4)

                  10.18 Convertible Preferred Stock and Warrant Purchase Agreement (4)

                  10.19* Agreement to issue warrant dated February 24, 2003 between NuWay Medical, Inc. and Sachi International, Inc.

                  10.20 Term Loan Agreement dated as of June 10, 2003 between NuWay Medical, Inc. and Augustine II LLC (5)

                  10.21 Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC (5)

                  10.22 Stock Pledge Agreement dated as of June 10, 2003, between NuWay Medical, Inc. and Augustine II LLC (5)

                  10.23* Promissory Note dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS.

                  10.24 Promissory Note by NuWay Medical, Inc. in favor of Augustine II, LLC (5)

                  10.25* Amendment No. 1 to Term Loan Agreement dated as of March 30, 2004 between NuWay Medical, Inc. and Augustine II LLC

                  10.26* Amended and Restated Convertible Term Note by NuWay Medical, Inc. in favor of Augustine II, LLC

                  10.27*   Consulting Agreement with Mark Roy Anderson

                  10.28    2003 Stock Compensation Plan (11)

                  10.29* Convertible Loan Agreement and Note between NuWay Medical, Inc. and James Burchard

                  10.30 Conversion Agreement with New Millennium dated October 16, 2003 (6)

                  10.31 Stock Purchase Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (7)

                  10.32 Rescission Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (8)

                  14.1*    Code of Ethics

                  21.1*    List of Subsidiaries of the Registrant

                  23.1*    Consent of Haskell & White LLP

                  23.2*    Consent of Jeffrey S. Gilbert, CPA

                  31.1* Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

                  32.1* Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

----------
   *  Filed herewith

(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2001.

(2) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.

(3) Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.

(4) Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.

(5) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.

(6) Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.

(7) Incorporated herein by reference from the Form 8-K filed by the Company on February 17, 2004.

(8) Incorporated herein by reference from the Form 8-K filed by the Company on October 15, 2004.

(9) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1998

(10) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1999

(11) Incorporated herein by reference from the Form S-8 filed by the Company on February 27, 2003.

 (b)  Reports on Form 8-K.

         On October 31, 2003, the Company filed a Current Report on Form 8-K in connection with a change of control transaction involving New Millennium.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the fees charged by Shubitz, and H&W, for certain services rendered to the Company relating to fiscal year 2002, and Gilbert, for certain services rendered to the Company relating to fiscal year 2003.

         Shubitz performed audit and audit-related services relating to the Company's Quarterly Reports on Form 10-QSB for fiscal year 2002. H&W was retained by the Company in 2003 to audit the Company's financial statements and provide audit-related services for fiscal year 2002. Gilbert was retained by the Company in September 2004 to audit the Company's financial statements and provide audit-related services for fiscal year 2003. Because of the date of Gilbert's engagement, he did not commence audit and audit-related services until September 2004. Accordingly, all of Gilbert's fees were billed and partially paid during 2004 for the audit of the 2003 fiscal year and are shown in the column below under "Fiscal Year 2003".

                                            AMOUNT BILLED AND PAID
                                  -----------------------------------------
  TYPE OF FEE                     FISCAL YEAR 2002         FISCAL YEAR 2003
-----------------                 ----------------         ----------------
Audit(1)                              $63,163                  $74,025
Audit-Related(2)                        3,499                    2,500
Tax(3)                                     --                       --
All Other(4)                               --                    5,705
    Total                             $66,663                  $83,230

---------
(1) This category consists of fees for the audit of our annual financial statements included in the Company's annual report on Form 10-KSB and review of the financial statements included in the Company's quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual "management letter" on internal control matters.

(2) Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.

(3) Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.

(4) Represents aggregate fees charged for products and services other than those services previously reported.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 15, 2004            NuWay Medical, Inc.

                                             By: /s/ Dennis Calvert
                                                 -------------------------------
                                                 Dennis Calvert, President,
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

           NAME                         TITLE                       DATE
           ----                         -----                       ----

/s/ Dennis Calvert
---------------------------  Chairman of the Board, Chief      November 15, 2004
    Dennis Calvert           Executive Officer, President
                             and Interim Chief Financial
                                        Officer


/s/ Joseph Provenzano
---------------------------             Director               November 15, 2004
    Joseph Provenzano


/s/ Steven V. Harrison II
---------------------------             Director               November 15, 2004
    Steven  V. Harrison II


/s/ Gary Cox
---------------------------             Director               November 15, 2004
    Gary Cox

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm -
Jeffrey S. Gilbert, CPA                                                      F-2

Report of Independent Registered Public Accounting Firm -
Haskell & White LLP                                                          F-3

Consolidated Balance Sheets as of December 31, 2003 and
December 31, 2002                                                            F-4

Consolidated Statements of Operations for the years
ended December 31, 2003 and 2002                                             F-5

Consolidated Statements of Changes in Stockholders'
Deficit for the years ended December 31, 2003 and 2002                       F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 2003 and 2002                                             F-8

Notes to Consolidated Financial Statements                           F-10 - F-34

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NuWay Medical, Inc.

            I have audited the consolidated balance sheet of NuWay Medical, Inc. and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

            I conducted my audit in accordance with standards Of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

            In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Medical, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

            As discussed in Notes 1 and 3 to the consolidated financial statements, the Company during 2003 discontinued it remaining operations.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses, and is seeking to implement its business plan, which requires the Company to acquire or develop a business. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                                /s/ JEFFREY S. GILBERT

Los Angeles, California
October 26, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NuWay Medical, Inc. (F/K/A NuWay Energy, Inc.)

We have audited the accompanying consolidated balance sheet of NuWay Medical, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuWay Medical, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 4 to the consolidated financial statements, the Company exited several business lines during 2002 through the sale of interests in subsidiaries and the discontinuance of operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses from operations and is seeking to implement its business plan with a new industry focus. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ HASKELL & WHITE LLP
                                                HASKELL & WHITE LLP

Irvine, California
May 12, 2003

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AT DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                                                           2003             2002
                                                                       ------------     ------------
CURRENT ASSETS
      Cash and Cash Equivalents                                        $        671     $        521
                                                                       ------------     ------------
                     Total Current Assets                                       671              521
                                                                       ------------     ------------
PROPERTY AND EQUIPMENT, NET                                                      --           28,844
                                                                       ------------     ------------
OTHER ASSETS
      Marketing Database                                                         --          255,000
      Med Wireless License                                                       --        4,090,000
                                                                       ------------     ------------
                     Total Other Assets                                          --        4,345,000
                                                                       ------------     ------------
TOTAL ASSETS                                                           $        671     $  4,374,365
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                            $  1,256,475     $  1,131,579
      Notes Payable                                                       1,605,000        1,120,000
      Discount on Note, Net                                                 (62,131)              --
      Debentures Payable, Net                                               125,000          150,000
                                                                       ------------     ------------
                     Total Current Liabilities                            2,924,344        2,401,579
                                                                       ------------     ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322 and No Shares Issued and
           Outstanding at December 31, 2003 and 2002, respectively              375               --
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 36,386,486 and 17,137,727 Shares Issued
           at 2003 and 2002, respectively                                    23,976           11,483
      Additional Paid-In Capital                                         23,002,818       20,289,936
      Accumulated Deficit                                               (25,823,838)     (18,201,629)
      Treasury Stock, at cost, 44,900 Shares Held as of December
           31, 2003 and 2002                                               (127,004)        (127,004)
                                                                       ------------     ------------
                     Total Stockholders' (Deficit) Equity                (2,923,673)       1,972,786
                                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY                            $        671     $  4,374,365
                                                                       ============     ============


The accompanying footnotes are an integral part of these consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

                                                                  Year Ending December 31,
                                                                   2003             2002
                                                               ------------     ------------
Revenue
      Rental Income                                            $         --     $         --
                                                               ------------     ------------
                     Total Revenues                                      --               --
                                                               ------------     ------------
Costs and Expenses
      Selling, General and Administration                         2,339,264        2,157,289
      Depreciation, Depletion and Amortization                        8,552            9,938
      Expenses Associated With Stock Issued for Services                             987,944
      Cancellation of Prior Year Warrant Compensation                             (1,659,750)
      Impairment of Property, Plant and Equipment                    20,292               --
                                                               ------------     ------------
                     Total Costs and Expenses                     2,368,108       (1,495,421)
                                                               ------------     ------------

Loss from operations                                             (2,368,108)      (1,495,421)
                                                               ------------     ------------
Other Income and Expense
      Interest Expense                                             (344,832)         (45,026)
      Other Income                                                       --           51,767
                                                               ------------     ------------
                     Net Other Income                            (344, 832)            6,741
                                                               ------------     ------------

Loss Before Income Taxes                                         (2,712,940)      (1,488,680)

Provision for Income Taxes (Benefit)                                     --               --
                                                               ------------     ------------
Net Loss from Continuing Operations                              (2,712,940)      (1,488,680)
                                                               ------------     ------------
Loss from Discontinued Operations
(Includes $651,750 of depreciation and amortization expense
and $3,693,250 of impairment charge of intangible assets)        (4,909,269)              --
Loss from Discontinued Operations                                        --       (3,448,417)
                                                               ------------     ------------
Net Loss                                                       $ (7,622,209)    $ (4,937,097)
                                                               ============     ============
Loss Per Common Share - Basic and Diluted
      Loss per share from Continuing Operations                $      (0.09)    $      (0.15)
                                                               ============     ============
      Loss per share from Discontinued Operations              $      (0.16)    $      (0.35)
                                                               ============     ============
      Net Loss per Share                                       $      (0.25)    $      (0.50)
                                                               ============     ============
      Weighted Average Common Share Equivalents Outstanding      30,466,628        9,791,396
                                                               ============     ============

The accompanying footnotes are an integral part of these consolidated financial statements

                       NUWAY MEDICAL, INC AND SUBSIDIARY`
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

                                       Common Stock
                                -------------------------                   Accumulated
                                   Number         Par        Additional        Other          Retained                Comprehensive
                                     of          Value        Paid-In      Comprehensive      Earnings      Treasury      Income
                                   Shares       $.00067       Capital      Income (Loss)      (Deficit)       Stock       (Loss)
                                ------------  -----------   ------------   --------------  -------------- ----------- --------------
BALANCE DECEMBER 31, 2001         5,078,783     $  3,402     15,137,225     $  (544,539)   $(13,264,532)  $(127,004)        --

CONVERSION OF DEBENTURES          1,332,570          893      2,331,705

STOCK ISSUED FOR INTANGIBLES        666,667          447        254,553

STOCK ISSUED FOR LICENSE OF
MED WIRELESS SOFTWARE             6,600,000        4,422      2,965,578

REALIZED LOSS OF FOREIGN
CURRENCY TRANSACTIONS                                                           544,539                                    544,539

WARRANTS ISSUED UNDER
EMPLOYMENT AGREEMENT                                             25,000

STOCK ISSUED UNDER
    COMMON STOCK
    PURCHASE AGREEMENT            1,000,000          670        249,330

NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 2002                                                                  (4,937,097)                (4,937,097)
                                ------------  -----------   ------------   --------------  -------------- ----------- --------------
BALANCE DECEMBER 31, 2002        17,137,727       11,483     20,289,936            --       (18,201,629)   (127,004)    (4,392,558)
                                ------------  -----------   ------------   --------------  -------------- ----------- --------------


The accompanying footnotes are an integral part of these consolidated financial statements

                       NUWAY MEDICAL, INC AND SUBSIDIARY`
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

                                   Preferred Stock              Common Stock
                             -------------------------   -------------------------                   Accumulated
                                Number         Par          Number         Par        Additional        Other       Retained
                                  of          Value           of          Value        Paid-In      Comprehensive   Earnings
                                Shares       $.00067        Shares       $.00067       Capital      Income (Loss)   (Deficit)
                             ------------  -----------   ------------  -----------   ------------   -------------  ----------
SALE OF PREFFERED STOCK        559,322          375

STOCK ISSUED FOR SERVICES                                 18,623,759      12,478       2,687,898

CONVERSION OF
    DEBENTURES                                               625,000          14          24,984

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 2003                                                                                           (7,622,209)
                              ---------    ---------     ------------  ----------    ------------   -----------   -------------
BALANCE DECEMBER 31, 2003      559,322      $   375       36,386,486   $  23,976     $23,002,818     $      --    $(25,823,838)
                              =========    =========     ============  ==========    ============   ===========   =============


                                         Comprehensive
                              Treasury       Income
                                Stock        (Loss)
                              ---------  -------------
SALE OF PREFFERED STOCK

STOCK ISSUED FOR SERVICES

CONVERSION OF
    DEBENTURES

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 2003                   (7,622,209)
                             -----------  -------------
BALANCE DECEMBER 31, 2003     $(127,004)  $ (7,622,209)
                             ===========  =============


The accompanying footnotes are an integral part of these consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

                                                                                   Years Ended December 31,
                                                                                 ---------------------------
                                                                                     2003            2002
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                       $(7,622,209)    $(4,937,097)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Depreciation, Depletion and Amortization                                     660,302           9,938
        Issuance of Stock for Services                                             2,175,459         987,944
        Cancellation of prior year warrant compensation                                   --      (1,659,750)
        Impairment of Intangible Assets                                            3,693,250              --
        Write Down of Idle Furniture, Fixtures and Office Equipment                   20,292              --
        Loss on disposal of Discontinued Operations                                       --       3,448,417

        Realized Loss of Foreign Currency Translation                                     --         544,539
        Issuance of Warrants as Compensation                                              --          25,000
        Amortization of Discount on Note                                             183,499              --
        Decrease in Prepaid Expenses and Other Current Assets                             --         163,332
        Increase in Accounts Payable and Accrued Expenses                            154,896         287,371
                                                                                 -----------     -----------
      Net Cash Used In Operating Activities                                         (734,511)
                                                                                                  (1,130,306)
                                                                                 -----------     -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
      Decrease in Notes Receivable to Officers and Affiliates from
           Severance Packages                                                             --         440,000
                                                                                 -----------     -----------
      Net Cash Used In Investing Activities                                               --         440,000
                                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds Received From Term Loans                                              470,000              --
      Proceeds from Sale of Preferred Stock                                          279,661              --
      Proceeds from Sale of Securities                                                    --         250,000
                                                                                 -----------     -----------
      Net Cash Provided By Financing Activities                                      734,661         250,000
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     150        (440,306)

CASH AND CASH EQUIVALENTS - BEGINNING                                                    521         440,827
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS - ENDING                                               $       671     $       521
                                                                                 ===========     ===========

The accompanying footnotes are an integral part of these consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

                                                                                   Years Ended December 31,
                                                                                 ---------------------------
                                                                                     2003            2002
                                                                                 -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
  Interest                                                                       $        --     $        --
                                                                                 ===========     ===========
  Income Taxes                                                                   $        --     $        --
                                                                                 ===========     ===========

Conversion of Debentures and Accrued Interest to Capital                         $    25,000     $ 2,332,598
                                                                                 ===========     ===========
Issuance of Stock for Capitalized Assets:

  Database Purchase in Exchange for Common Stock                                 $        --     $   255,000
                                                                                 ===========     ===========
  License Rights from Med Wireless Inc. in Exchange for Common Stock
  valued at $2,970,000 and the assumption of $1,120,000 Note Payable             $        --     $ 4,090,000
                                                                                 ===========     ===========


The accompanying footnotes are an integral part of these consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


Note 1.  Business and Organization

Outlook

As of December 31, 2003, the Company had no continuing business operations. Any value perceived in the Company is speculative in nature and intangible in value. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003 and as of September 30, 2004, the Company had limited liquid and capital resources while seeking acquisition opportunities.

During 2003, the Company raised $279,661 with the sale of 559,322 shares of its Preferred Stock, and obtained a $425,000 term loan and a $50,000 loan. During the latter part of 2003 and through 2004, the Company's president incurred costs on the Company's behalf, which totaled approximately $140,000. During 2004, the Company has obtained $25,000 from the sale of 5,000,000 shares of common stock, $5,000 for a note convertible into 250,000 common shares, and $50,000 for a note convertible into 10,000,000 shares of preferred stock. As of December 31, 2003, the Company had approximately $1,000 in cash, which is insufficient to meet operating expenses for any reasonable period of time. The Company will be required to raise additional capital to sustain operations for the next twelve months and is actively seeking investments from external sources. There is no assurance that the Company will be able to raise additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

The Company has relied upon its stock award plans, the 2002 Consultant Equity Plan, the 2003 Stock Compensation Plan and the Nuway Medical, Inc. 2004 Equity Plan, to compensate consultants and employees who have assisted in developing and executing the Company's business plan. The Company has significantly relied on these plans to compensate various consultants and personnel, and this reliance has significantly diluted the loss per share. During 2004, these issuances have been of questionable benefit in compensating consultants and employees, as there is little market interest for the Company's stock.

Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


NuWay Energy, Inc., a Delaware corporation (formerly known as Latin American Casinos, Inc.), changed its name to NuWay Medical Inc. (NuWay) in October 2002. The name change reflected the Company's operating focus after it acquired a 15-year licensing right to certain medical technology from Med Wireless, Inc. in July 2002. (See Note 3.) The Med Wireless software is a HIPAA (Health Insurance Portability and Accountability Act) compliant technological solution to electronically organize, store, and retrieve medical records and medical images. To market this licensing right, the Company formed NuWay Sports Medicine Ventures, LLC (subsequently renamed NuWay Sports LLC), in which it holds a 51% membership interest, in December 2002. Although formed in 2002, the subsidiary did not become begin operations until 2003. NuWay Sports developed the Player Record Library System (PRLS), which is a derivative product of the Med Wireless technology. PRLS is a secure database for athlete/patient medical data that can be acquired, displayed, analyzed, interpreted, and archived in a completely digital format, which has been customized for the sports industry. NuWay Sports generated $40,000 in revenue during the first quarter of 2003 and entered into negotiating for the possible use of the product with several professional sports leagues and individual professional sport clubs. However, these negotiations did not result in a transaction and the Company has had little success in generating ongoing revenue. As of September 2004, NuWay Sports had ceased marketing the PRLS system as a result of inadequate capital, marketing resources, and market competition. The PRLS system has not developed into a profitable operation and the Company is attempting to sell its licensing rights and PRLS product, but does not have any offers with tangible value.

In addition, the Company pursued a business opportunity related to an ultrasound machine sale-leaseback program. The business opportunity came about as a result of the Med Wireless License transaction with the Company, but no cost associated with this business opportunity was recorded on the books of the Company. Under this program, the Company attempted to arrange the purchase of ultrasound machines by investors, who would lease the machines to the Company. In turn, the Company would sub-lease the ultrasound machines to the end user. The Company secured purchase orders from both investors and prospective end-use lessees of the ultrasound machines. These purchase orders were conditioned upon the Company's ability to secure financing of its own lease obligations of the ultrasound machines from the investors. This was not accomplished because the Company lacked the financial resources and credit to obtain such financing. The Company continued to pursue attempts to arrange such financing through March 2003. After March 2003, the Company focused primarily on the Med Wireless and PRLS technologies and, after occasional attempts to pursue the sale-leaseback program through mid-2003, this ultrasound program was no longer pursued.

With the change in management in October 2002, the Company sold, or discontinued operations of, its four wholly-owned subsidiaries at October 1, 2002: (i) NuWay Resources, Ltd., which conducted oil and gas exploration activities, primarily in western Canada; (ii) Latin American Casinos del Peru, S.A., (iii).Latin American Casinos of Colombia LTDA, which were both engaged in the rental of slot machines and other gaming equipment to casino operators in Latin America and,
(iv) World's Best Rated Cigars, Inc., a marketer of premium cigars at discounted

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


prices in the United States. World's Best Rated Cigars was dissolved and the other three subsidiaries were sold in their entirety to third parties controlled by Mark Roy Anderson, a former consultant and principal stockholder of the Company. The sale of these operating segments was completed without recourse as all liabilities and remaining assets were transferred to the purchaser in lieu of any cash. The Company recorded a loss on disposal of these entities of $3,448,417. (See Note 4)

Note 2.  Summary of Significant Accounting Policies

       a) Principles of Consolidation

       Management intends to sell NuWay Sports, LLC. Therefore as of December 31, 2003 revenues and expenses related to NuWay Sports, LLC have been reclassified from continuing operations to a Loss from Discontinued Operations. (Note 4) There are no other subsidiaries.

       The consolidated balance sheet at December 31, 2002 includes the accounts of NuWay Medical, Inc. and NuWay Sports, LLC. The Company has significant influence of the business operations of NuWay Sports and operations are consolidated. All significant inter-company balances have been eliminated in consolidation. Operations for NuWay Sports LLC were not significant for the period from inception to December 31, 2002. The consolidated statements of operations and cash flows for the year ended December 31, 2002 include the results of the activities of the subsidiaries mentioned in Note 1 above up to the date of disposal. (Note 3)

       b) Property and Equipment

       On April 1, 2004 the Company closed its offices and has in storage its furniture, fixtures and office equipment. As these items are idle and there is no foreseeable plan of use, management recorded a write down of the remaining net book value totaling $20,292 as of December 31, 2003. Any gain from the sale of these items would not have a material affect on these financial statements. While in use during 2003, depreciation was provided on a straight-line basis over the estimated useful life of the respective asset. Maintenance and repairs are charged to expense as incurred. There were no major renewals or betterments.

       c) Impairment of Long-Lived Assets

       The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As discussed in Note 3, the Company recorded an impairment charge totaling $3,693,250, and $651,750 of depreciation and amortization charges resulting in a combined total for Loss from Discontinued Operations of $4,909,269, as reflected in its Statement of Operations for the year ended December 31, 2003.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


       d) Subsidiary and Technology Held for Sale

       The Company is attempting to sell its majority-owned subsidiary, NuWay Sports and the Med Wireless technology. Thus, as of December 31, 2003 the Company has reflected on its Statement of Operations a loss from Discontinued Operations of $4,909,269 related to the Med Wireless technology and its investment in NuWay Sports, LLC. (Note 3) There are minimal future costs expected to be incurred to sell this subsidiary or the technology and, in accordance with FASB issued Statement No. 146 "Accounting for Costs associated with the exit or disposal activities", any costs will be expensed as incurred.

       e) Discontinued Operations-2002

       As discussed in Note 4, the Company discontinued several operations during the year ended December 31, 2002. The Company recorded a loss of $3,448,417 during the fourth quarter of 2002 when these operations were discontinued.

       f) Earnings (Loss) Per Share

       The Company reports basic and diluted earnings per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2003 and 2002, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company's net loss.

       For the years ended December 31, 2003 and 2002, the computation of basic EPS is as follows:

                                                   2003                2002
                                               -------------      ------------
           Numerator - net loss from
             continuing operations             $   2,712,940      $  1,488,680
           Denominator - weighted shares
             outstanding                          30,466,628         9,791,396
                                               -------------      ------------
           Loss per share                      $       (0.09)     $     (0.15)
                                               =============      ============

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


                                                   2003               2002
                                               -------------      ------------
           Numerator - net loss from
             discontinued operations           $   4,909,269      $  3,448,417
           Denominator - weighted shares
             outstanding                          30,466,628         9,791,396
                                               -------------      ------------
           Loss per share                      $       (0.16)     $     (0.35)
                                               =============      ============

                                                   2003               2002
                                               -------------      ------------
           Numerator - net loss                $   7,622,209      $  4,937,097
           Denominator - weighted shares
             outstanding                          30,466,628         9,791,396
                                               -------------      ------------
           Loss per share                      $       (0.25)     $     (0.50)
                                               =============      ============

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

       Had compensation cost for options issued under the 1994 Stock Option Plan, as described more fully in Note 7, been determined based upon the fair value at the grant date for options granted, consistent with the provision of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


                                                 2003              2002
                                            --------------    ---------------
       Net Loss - as reported                $(7,622,209)       $(4,937,097)
       Deduct: stock-based employee
       compensation expenses determined
       under fair value based method                  --             10,021

       Net Loss - pro forma                  $(7,622,209)       $(4,947,118)
                                            --------------    ---------------
       Loss per share - as reported                                      --

             Basic and Diluted                    $(0.25)            $(0.50)
                                            ==============    ===============
       Loss per share - pro forma

             Basic and Diluted                    $(0.25)            $(0.51)
                                            ==============    ===============

       For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance.

       i) Advertising

       The Company expenses all advertising costs as incurred. Included in the Statement of Operations is approximately $4,500 and $13,000 of advertising expense charged to operations for the years ended December 31, 2003 and 2002, respectively. During 2003, substantially all advertising expenses to promote the Company's PRLS product, marketed through NuWay Sports, were paid through issuance of shares of the Company's common stock.

       j) Non-Cash Transactions

       The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company and/or services or products received for non-cash consideration of the Company's common stock. The value is based on the market price of the Company's common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

       The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

       k) Recent Accounting Pronouncements

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

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


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

Note 3.     Impairment of Intangible Assets and Discontinued Operations - 2003

During the third quarter of 2003, management conducted an impairment analysis of its two intangible assets, a marketing database purchased from Genesis Health Tech, Inc. and the Med Wireless software technology license acquired from Med Wireless, Inc. Both of those entities were controlled by Mark Roy Anderson. These two assets were listed on the Company's financial statements for the period ending June 30, 2003 at values of $229,500 and $3,681,000, respectively.

With respect to the marketing database, management had no success in its marketing efforts and its future use was uncertain and at that time it had not used the marketing database to market any product or generate any revenue for the Company, and has thus determined to record a 100% impairment of that asset in the amount of $216,750.

With respect to the Med Wireless license, management analyzed the sales prospects of its PRLS system (which is a derivative product based upon the technology licensed from Med Wireless) to the various professional and collegiate sports organizations. It evaluated the successes the Company's NuWay Sports subsidiary had in its sales efforts, and the revenue from projected future sales, and determined to record an impairment charge to the recorded value of the Med Wireless license of $1,649,594. This amount was calculated projecting sales over a three year period (calendar years 2004, 2005 and 2006), factoring in the costs of sales and the product costs, discounting projected net revenue to their present value using a 7.5% interest factor, and further discounts of the Company's projections for uncertainties relative to the timing of acceptance of this technology.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


It was stated in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 that management did not believe that further impairment of the Med Wireless license would be necessary. However, due to the lack of capital to sustain marketing, product development, and operational needs, the Company was unable to obtain significant sales and had not met any projected results. In addition, the Company is attempting to sell the NuWay Sports subsidiary that was marketing the PRLS system. In light of these circumstances, management determined that the book value of the license would not exceed the expected discounted cash flows of its sales projections. Thus management has recorded an additional impairment charge of $1,826,906 in the fourth quarter of the year ending December 31, 2003. For the fiscal year ending December 31, 2003, the Company recorded a total impairment charge of $3,693,250. Of this amount, $216,750 was related to the impairment of the marketing database and the remaining $3,476,500 related to the Med Wireless license. The Company recorded an impairment charge totaling $3,693,250, and $651,750 of depreciation and amortization charges related to the technology acquired in 2002.

The book value of the Company's intangible assets as of December 31, 2003 is zero.

The Company had the following intangible assets at December 31, 2002: a marketing database purchased from Genesis Health Tech, Inc. on June 28, 2002 and certain software technology licensed from Med Wireless, Inc. on August 21, 2002. Management had determined the value assigned to each of these intangibles based on the market price of the Company's common stock at the date of agreement of each transaction, as adjusted for applicable discounts. No amortization was recorded for these intangible assets in 2002, as the Company did not begin to utilize the database or generate sales of products derived from this technology until 2003.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


During the quarter ended September 30, 2002, management valued the marketing database at the fair market value of shares issued. On the date of issuance, the NASDAQ closing price for the Company's common stock was $.45 per share, resulting in a valuation of $300,000 for the 666,667 shares issued. Similarly, the license agreement was valued at the value of the assumed note ($1,120,000) plus $3,500,000, or $.53 per share, which is a discount of approximately 10% to the closing price of the stock on the date of issuance ($.60). The discount of 10% was applied to the value of the stock to reflect the restricted nature of the common stock issued and the inherent lack of marketability associated with the issuance of such a significant block.

Management determined that because of the Company's limited financial resources and increased competition, it would discontinue operations of NuWay Sports and any effort to exploit the Med Wireless license, including development and marketing of the product. The Company faces increased competition from other more established companies with more human resources and capital recourses to market their competing products. While PRLS is narrowly defined in its application to the sports industry, management believes the technology related to the PRLS and the Med Wireless license could be expanded by others to serve corporate, government or health provider markets. However, the Company is unable to adequately support the continued development and marketing of the product to take advantage of those potential markets. Because NuWay Sports was able to demonstrate its application with the NFL in the past, the underlying asset and its potential for future deployment has potential value to an entity desiring and capable of exploiting the pursuit of those customers. Therefore, management is actively seeking to sell NuWay Sports.

The consolidated statement of operations for the year ended December 31, 2003 reflects a discontinued operations segments related to the abandonment of the exploitation of the Med Wireless technology after a charge to impairment in an amount equal to the remaining net book value related to 2002 acquired technology. The aggregate of impairment and depreciation and amortization was $4,345,000. Although the formal decision to discontinue the operations was made subsequent to December 31, 2003, management of the Company believes that this presentation appropriately reflects the current activity and status of the Company.

Note 4.    Discontinued Operations - 2002

SALES OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

During 2002, the Company divested its businesses to focus on developing the PRLS technology that was developed as a derivative product from the acquisition of the Med Wireless technology. These divested businesses included a slot machine rental and remanufacturing subsidiary in South and Central America, the distribution and sale of premium brand cigars, and an oil and gas development subsidiary in Canada. The stock of both the slot machine rental subsidiaries (Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation), and the oil and gas subsidiary, NuWay Resources, Ltd., were sold to third parties controlled by Mark Roy Anderson, a former consultant and principal stockholder of the Company, effective October 1, 2002. The cigar business was shut down and discontinued effective November 30, 2002. A description of the discontinued operations is as follows:

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


LATIN AMERICAN CASINOS SUBSIDIARIES - HISTORY AND SALE

The Company entered the gaming and casino industry in Peru in 1994. Since January 1995, the Company had been engaged in the renting of slot machines and other gaming equipment to licensed gaming establishments in various cities through its wholly-owned subsidiaries Latin American Casinos Del Peru S.A., a Peruvian corporation and Latin American Casinos of Colombia LTDA, a Colombian corporation. In 1994, the Company formed its Peruvian subsidiary, and in late 1995 the Company formed its Colombian subsidiary.

The Company had concentrated its efforts on the rental of used five reel slot machines. These machines were purchased at a fraction of the cost of new machines and were refurbished for use in South and Central America. As of September 30, 2002, the Company had approximately 300 machines under rental contracts in Peru and Colombia.

On December 15, 2002, the Company entered into an agreement to sell 100 percent of the stock of the Latin American Casinos subsidiaries, with an effective date of October 1, 2002. The Company realized no cash from the sale of those operating units, but was able to contractually insure that the Company would retain no liabilities related to this business after October 1, 2002. As a result of the sale, the Company recorded a loss of $1,376,733 during the fourth quarter of 2002.

WORLD'S BEST RATED CIGAR COMPANY - HISTORY AND SALE

In September 1997, the Company incorporated World's Best Rated Cigar Company, as a wholly-owned subsidiary, to distribute premium cigars within the United States. During November 2002, the Company discontinued operations and disposed of the remaining inventory and other assets. A loss of $179,750 was recorded in the fourth quarter of 2002 as a result of this disposal.

NUWAY RESOURCES, LTD. - HISTORY AND SALE

Beginning in July 2001, the Company directed part of its efforts to oil and gas exploration and development in Canada. Through its wholly-owned subsidiary NuWay Resources, Ltd., a Nevada corporation, the Company purchased a 30% working interest in the Superb area of Saskatchewan, Canada and a 20% working interest in the Altares Gas project in northeast British Columbia. The subsidiary's ownership interests in the oil fields were characterized as "minority" ownership working interests. This classification meant that the controlling owners, who were parties unaffiliated with the Company, would direct future development and capital expenditures and losses. Despite that lack of control, the Company continued to be obligated to share in the costs on a pro-rata basis.

While these properties had proven reserves of oil and natural gas, the controlling owners ultimately found the extraction and processing of the natural reserves had become too difficult and too costly to continue. Neither project had generated positive cash flow to the Company after considering the cost of development and administrative and management expenses. Furthermore, neither

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


project had any expectation of generating positive cash flow to the Company for the foreseeable future, and as a working interest owner, the Company would be liable for the cost of continued development, maintenance and re-drilling efforts. The managing owners of the properties have significant ownership interests in other oil and gas projects and they had communicated to management their intent to invest their resources in other projects, rather than focus on these properties.

In September 2002, the Company publicly announced that it intended to spin off the oil and gas subsidiary, NuWay Resources, Inc. into a separate public company. At that time, the Company began negotiations with the senior ownership party in Canada to determine the value and explore the feasibility of such a plan. At the same time, the Company began a process to determine if additional energy-related assets could be acquired by the subsidiary as part and parcel to the spin-off. Management was notified during these negotiations (in the fourth quarter) that the senior management partner intended to redirect their business focus away from these assets and into more lucrative properties. The uncertainties as to the future disposition of the assets, as well as uncertainty of the potential for additional capital call provisions and thus unknown future liabilities, made the planned spin-off unworkable.

NuWay entered into an agreement on December 15, 2002 with Summit Oil and Gas, Inc., a company controlled by Mark Roy Anderson, a former consultant and principal stockholder of the Company, to sell the stock of NuWay Resources, Ltd. for $100,000 less outstanding liabilities. The Company realized no cash from the sale of these operating units, but was able to contractually insure that it would not retain any liabilities beyond October 1, 2002. In conjunction with the sale of these operations, the Company recorded a loss of $1,290,948 during the fourth quarter of 2002.

The results of operations of the Company's oil and gas, casino, and cigar distribution operations have been shown as discontinued operations. The results of operations for the discontinued operations for the years ended December 31, 2002 are as follows:

                                                           2002
                                                      -------------
        Revenues                                      $     629,415
        Operating expenses                                1,230,401
        Asset impairment charges                                 --
                                                      -------------
        Loss from discontinued operations
          prior to disposal                               (600,986)
        Loss on disposal of discontinued
          operations                                    (2,847,431)
                                                      -------------
        Loss from discontinued operations             $ (3,448,417)
                                                      =============

Note 5.     Property and Equipment

On April 1, 2004 the Company closed its offices and has in storage its furniture, fixtures and office equipment. As these items are idle and there is no foreseeable plan of use, management recorded a write down of the remaining balance net book value totaling $20,292 as of December 31, 2003.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


During 2002, furniture, fixtures and office equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is five years.

See Note 3 for discussion of operations discontinued during 2002, at which time the Company's remaining assets, except for certain furniture, fixtures and office equipment in its corporate offices, were sold or disposed of in connection with the cessation of the related operations. This represents the only remaining property and equipment as of December 31, 2002.

                                                      2003            2002
                                                  ------------    ------------
   Furniture, Fixtures & Office Equipment         $    42,753     $    42,753
      Less:  Accumulated Depreciation                  22,461          13,909
      Less:  Write Down of Idle Equipment              20,292              --
                                                  ------------    ------------
   Property and Equipment, net                    $        --     $    28,844
                                                  ============    ============

Note 6.     Warrants

During 2003, the Company issued warrants to purchase a total of 7,011,036 shares of common stock on the following terms: (i) 120,000 shares to an investor in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires March 7, 2006 (ii) 399,322 shares to investors in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires April 15, 2006 (Note 9); (iii) 6,158,381 shares to an investor in connection with a loan to the Company, originally at a price of $0.16 per share, which price adjusted to $0.035 per share in connection with an extension of the loan repayment obligation, which expires June 10, 2008 (Note
10); (iv) 333,333 shares to a consultant in connection with consulting services, at a price of $0.06 per share, which expires August 29, 2008. The compensation expense related to (iv) above is immaterial.

On October 29, 2003, the Company issued an unvested warrant to an individual to purchase 2,000,000 shares of common stock at $0.05 a share. The warrant expired on October 29, 2004. The Warrant was not exercisable unless and until the Holder introduced to the Company an investor or investors which invest net proceeds in the Company of at least $250,000 within three months of the introduction. This condition was not satisfied and the warrant expired unvested.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


In August 2002, the Company issued a warrant to purchase 100,000 shares of common stock at $0.30 per share to a former executive in connection with his resignation from the Company. The Company recorded compensation expense of $25,000 based on the difference between the exercise price and the market price at the date of issuance. These warrants expired unexercised February 23, 2004.

In December 2000, the board of directors authorized the issuance of 3,300,000 private five-year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of these warrants as well as 200,000 shares of restricted stock were issued to the then existing executive officers. Compensation expense was recorded equal to the market value of the restricted stock, $350,000. The remaining warrants were issued to consultants and the executive officers for services and were valued at $1,991,700 using the Black-Scholes option pricing model using a 68.3% volatility factor and an interest-free interest factor of 5.8%. This amount was originally recorded as expense in December 2000. In February 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled and $1,659,750 of expenses previously recorded in year 2000 was reversed in accordance with the provisions of Accounting Principles Board Opinion No. 25. The remaining 300,000 warrants expire in 2005.

Effective June 5, 1998, the Company contracted with an investment banker to provide on a non-exclusive basis to the Company assistance in possible mergers, acquisitions and capital structuring. The duration of the contract is for five years. In consideration for these services, the Company granted warrants to purchase an aggregate of 225,000 shares of common stock at the closing bid price of $1.875 as of June 5, 1998. Effective February 8, 2000, the board of directors reduced the exercise price to $1.06, which was the closing price of the stock on that date. These warrants expired unexercised in June 2003.

Note 7.     Stock Compensation Plans

1994 STOCK OPTION PLAN

On June 13, 1994, the board of directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares. In June 1999, the Company increased the shares allocated to the plan to 1,500,000. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10 percent of the outstanding shares of the voting stock of the Company). The 1994 Plan terminated in June 2004.

At December 31, 2003 and 2002, the Company had options outstanding and exercisable as follows:

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


                                              Number of         Price Per
                                               Shares             Share
                                             -----------     ---------------
Options Outstanding at December 31, 2001        237,500       $1.00 - $1.75
Options Issued                                       --
Options Exercised                                    --
Options Expired                               (172,500)               $1.00
                                             -----------
Options Outstanding at December 31, 2002         65,000       $1.00 - $1.75
Options Issued                                       --
Options Exercised                                    --
Options Expired                                (65,000)       $1.00 - $1.75
                                             -----------
Options Outstanding at December 31, 2003             --
                                             ===========

All outstanding stock options and warrants were fully exercisable at December 31, 2003. The following shows the years in which these options and warrants will expire:

                                                                                    Employee Stock
                                                            Investment Banker         Options and
                                   Private Warrants             Warrants               Warrants
                               ------------------------- ------------------------ --------------------
     Range of Prices                $0.06 to $1.75                $1.06             $0.30 to $1.75
     ---------------

     Expired in 2003                      --                     225,000                65,000
     To Expire in 2004                    --                        --                 100,000(1)
     To Expire in 2005                 300,000                      --                     --
     ------------------------- ------------------------- ------------------------ --------------------
     To Expire in 2006                 559,322                      --                     --
     ------------------------- ------------------------- ------------------------ --------------------
     To Expire in 2008               6,491,714                      --                     --
     ------------------------- ------------------------- ------------------------ --------------------

     (1) See note 6

The Company also had 1,725,000 publicly traded warrants to purchase the Company's common stock at an exercise price of $3.00 per share which expired unexercised on December 11, 2003.

2002 CONSULTANT EQUITY PLAN

In August of 2002, the board approved the formation of the 2002 Consultant Equity Plan designed to allow consultants to be compensated with shares of Company common stock for services provided to the Company. A total of 5,000,000 shares were registered under this plan with the Securities and Exchange Commission (the "SEC") during 2002. The Board amended this plan in December 2002. Approval of this plan was not submitted to the vote of the shareholders. Persons eligible to receive stock awards under this plan included "consultants" that provide bona fide consulting services to the Company, excluding any services incident to the raising of capital or promotion or maintenance of a market for the Company's securities. The plan is set to expire 10 years from its inception. A plan committee of two or more members of the Board administers the plan. The plan committee can award shares or options to purchase shares at a

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


price in its discretion, so long as the price chosen is not less than 85% of the fair market value of the underlying shares as of the date of the grant.

At December 31, 2002, there were 2,636,000 of unrestricted shares that were issued in January 2003 for services performed in 2002. Of this amount, 1,200,000 shares were issued to executive officers and the remaining balance was issued to various individuals for consulting, legal and accounting services. Compensation and consulting expense equal to the market value of the stock at the date of issuance totaling $645,000 was accrued in December 2002.

From August 2002 through February 2003, the Company issued all but 84,452 of the 5,000,000 shares available under this plan to approximately 26 consultants, employees and directors. Part of this issuance was a grant of 1,000,000 shares to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 1,000,000 shares were issued in January of 2003, but were returned by Mr. Calvert to the Company for cancellation that same month.

2003 STOCK COMPENSATION PLAN

On February 14, 2003, the board of directors approved the Company's 2003 Stock Compensation Plan as a means of providing directors, key employees and consultants' additional incentive to provide services for the Company. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 15,000,000 shares of the Company's common stock for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the shareholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. The board has discretion to set the price of the options, but in no event shall that price be less than 100% of the fair market value of the shares at the time of the grant. The Board may at any time amend or terminate the plan. It does not expire on its terms.

During 2003, the Company issued 19,248,759 shares to approximately 37 consultants, directors, and employees. Of this total, 17,327,753 have been registered with the SEC, while the balance of 1,921,006 shares, were not registered and are restricted securities. Of the total issued in 2003, 2,633,590 relate to services performed in 2002 and 16,519,169 relate to 2003. The expenses related to the shares issued for 2002 services in 2003 were recorded in the Company's financial statements for the year ending December 31, 2002. In 2003 there was $1,554,700 of expenses recorded related to the issuance of these shares. Of this amount $1,045,600 related to consulting services, $394,000 related to legal services, $63,000 related to Advisory and Board of Directors expense, $52,100 related to salary expense, and $25,000 related to the reduction of the outstanding debentures.

At December 31, 2003, there were 900,000 unrestricted shares held, to be issued when the Company is in compliance with its regulatory filings. All of these shares are to be issued and the consulting expense related to these share totals

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


$81,000 and is included in the Accounts Payable and Accrued Expenses as of December 31, 2003 .

The board of directors approved a grant of 3,000,000 shares of stock pursuant to the Company's 2003 Stock Compensation Plan to Mr. Dennis Calvert, president and CEO of the Company, as consideration for his services. Those 3,000,000 shares were issued in March 2003. The board of directors subsequently modified its approval of this issuance to make it conditioned upon stockholder approval of the transaction because of NASDAQ Marketplace Rules governing change of control transactions. Mr. Calvert returned those 3,000,000 shares to the Company and they are not included in the above-described issuance.

Note 8.     Sale of Preferred Shares

During the year ended December 31, 2003, the Company entered into two Convertible Preferred Stock and Warrant Purchase Agreements whereby the Company sold an aggregate of 559,322 shares of a newly created series of Preferred Stock, Series A Convertible Preferred Stock, par value $.00067, for a total consideration of $279,661. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. In addition, for each share of preferred stock sold, the purchaser received one warrant to purchase one share of common stock at a price of $0.20 per share. Using the Black-Scholes pricing model, the Company estimated the fair value of these warrants to be approximately $35,000, and such amount has been netted in additional paid in capital on the December 31, 2003 consolidated balance sheet. The Black Scholes calculation assumed a discount rate of approximately five percent, volatility of 180 percent, and no dividends. The Series A Preferred Stock may be converted by the holder, at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date. These Preferred Shares shall vote with the holders of the outstanding shares of Common Stock and not as a separate class or series.

The holders of outstanding shares of Series 2003 Convertible Preferred Stock (which may be referred to as the "Series 2003 Preferred Stock") shall be entitled to receive in any fiscal year, dividends, if, when and as declared by the Board of Directors, out of any assets at the time legally available therefore in cash at a rate equal to 7% per share, per annum, of the original liquidation preference of $2.00 per share, subject to adjustment as provided herein. There have been no dividends declared by the Board of Directors of the Company.

Note 9.    Convertible Debentures

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest was converted

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest was converted into 1,332,570 shares of common stock.

In December 2002 the Company received a notice from the remaining two debenture holders (the "Remaining Debenture Holders") requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the Remaining Debenture Holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the Remaining Debenture Holders 96,006 shares of common stock and promptly notified the Remaining Debenture Holders' counsel and the Company's transfer agent of the approval and ratification of the issuance. However, the actual certificates representing the shares were not delivered to the Remaining Debenture Holders until the first quarter of 2003. The Remaining Debenture Holders then refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remaining outstanding and continue to accrue interest until repaid in full. The Remaining Debenture Holders then demanded full payment on their $150,000 of debentures (plus accrued interest).

In June 2003, the Remaining Debenture Holders filed suit in the Orange County Superior Court against the Company claiming it breached the debenture agreement by failing to honor the terms of the notice of conversion. The Company and the Remaining Debenture Holders then entered into a settlement agreement in which the Remaining Debenture holders would convert the debentures into common stock equal to approximately $70,000. The settlement agreement called for conversion into stock over a period of three months. The Company had partially satisfied the obligations under this agreement as of December 31, 2003, and further satisfied its obligations in 2004.

Note 10.    Loan Agreement

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received all scheduled installments, and principal and interest (at an annual rate of 10%) were originally due in full on February 29, 2004. Augustine, however, agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, Augustine was given the option of having the Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. Since that time, the Company and Augustine have entered into negotiations to further extend the maturity date of the Loan and those negotiations are currently being finalized and the new terms documented. While the precise terms

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


have not been finalized and are subject to change, the Company believes that the loan will be extended an additional six months. The Company recorded $23,210 of interest expense as of December 31, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, the Company may prepay all or any portion of the Loan at any time without premium or penalty. The proceeds of the Loan were used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $245,000 of the Loan proceeds to the warrants and $175,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the quarter ended December 30, 2003 was approximately $183,500 and is recorded as effective interest expense in the accompanying consolidated statement of operations. In conjunction with the extension of the maturity date of the Loan from February 2004 to August 2004, the warrants held by Augustine to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share.

As security for the Loan, New Millennium (an affiliate of Mr.  Calvert)  pledged
2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

The sale of NuWay Sports, which is being negotiated by the Company with an unrelated third party, is subject to the consent and release of the Augustine collateral held in NuWay Sports, LLC. Should the Augustine group choose to decline their approval, the proposed sale of NuWay Sports, LLC would not be able to be consummated by the Company. Discussions have occurred in which the Augustine Group has indicated that they would release the security interest in the NuWay Sports, LLC, and replace the stock held as collateral for additional collateral from Nuway as the parties agree. Those discussions cannot be concluded until the proposed sale of NuWay Sports, LLC is more definitive.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


Note 11.    Other Loan

On November 20, 2003, the Company  received $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to the lender 90 days from the date of the loan. The Company's president personally guaranteed the note. As of March 1, 2004, the Company, through a cash payment by the Company's president on its behalf, has paid back $25,000 to the lender. The note is currently past due.

Note 12.    Provision for Income Taxes

Any deferred tax assets have been subjected to a 100% valuation allowance, as management is unable to determine that it is more likely than not that such will be realized.

Due to changes in the Company's ownership through various issuance of common stock during 2002 and 2003, the utilization net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry forwards. The Company has not yet evaluated the status of its net operating loss carry forwards and may not do so until such time as the Company expects operating profits.

The Company has not filed its 2002 and 2003 Federal and State Income tax returns. Management of the Company does not feel that it will have a material impact on the financial condition of the Company.

Note 13.    Related Party Transactions

DUE TO PRESIDENT

In conjunction with the acquisition of the technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc., a company controlled by Mark Roy Anderson. The note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the note, together with 4,182,107 shares of the Company's common stock, to New Millennium Capital Partners LLC ("New Millennium"), a limited liability company controlled and owned by the Company's president and family, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures. This note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Company's board of directors voted to convert the $1,120,000 note held by New Millennium into 22,400,000 shares of restricted common stock of the Company (at a conversion price discounted 37.5% to the then market price of $0.08). New Millennium agreed to this conversion. Subsequent to the vote by the board to convert the note, the Company received notification from NASDAQ's Listing Qualifications Department that converting the note without shareholder approval violated certain NASDAQ Marketplace Rules. In

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium until the Company's shareholders approved the conversion. This shareholder vote has not taken place and the shares have not been issued to New Millennium.

New Millennium Capital Partners, LLC, a Nevada limited liability company partially owned and controlled by the Company's President and his family as an investment vehicle was formed in 1999. No individual, entity or party (s) associated with the Company's business has ever had any ownership interest in New Millennium and it is an independent company. Mark Anderson, a principal or controlling stockholder of those companies, conditioned the purchase by New Millennium on the Company converting the promissory note to common stock. The conversion of the note held by New Millennium is a matter to be brought before the NuWay shareholders at its next available shareholders meeting.

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

At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the note made by New Millennium in favor of Summitt), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium is able to reduce its obligation on its note with Summitt Ventures. While the prior holder of the note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the note, Mr. Calvert

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


has represented to the Company that due to Mr. Anderson's actions, Mr. Calvert now believes that conversion of the note is no longer a required term of the agreement between New Millennium and Summitt.

The Company was unable to pay the note at the due date of October 1, 2003. At the board meeting on October 15, 2003, the board determined to put the issue of conversion of the note to the Company's shareholders at a special meeting of the shareholders scheduled for December 9, 2003. On November 7, 2003, the Company with respect to that meeting filed a Definitive 14a. The shareholders meeting was held on December 9, 2003, but adjourned without a vote, as there were not enough shareholders present to hold a vote. The meeting was rescheduled for December 30, 2003. At the December 30, 2003 shareholder meeting, the board was again advised that there was not a quorum, and therefore the vote could not be held. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board voted to adjourn the meeting indefinitely. As of January 1, 2004, the loan is in default status and has not been repaid together with $114,800 in accrued but unpaid interest. The amounts due to Mr. Anderson by New Millennium are also in default.

Technically, under the terms of the New Millennium Agreement, it is possible that Mr. Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson has not perfected his security interest in those shares. Moreover, the Augustine Fund is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

Note 14.   Commitments and Contingencies

a)   Litigation

The Company is a defendant from time to time in litigation arising out of the normal course of its business, none of which is expected to have a material adverse effect on its business, operations, financial position or corporate liquidity.

During 2002, Ms. Geraldine Lyons, the Company's former Chief Financial Officer, sued the Company for breach of her employment contract. The lawsuit was brought in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in of Florida and was initiated by the filing of the complaint in June 2002. The principal parties in the case are Ms. Lyons, the Company, and the Company's former president Todd Sanders. The amount at issue in her affirmative claim is the sum of approximately $25,000 due under the contract, and the issuance of 100,000 shares of common stock, with a guarantee that the stock could be sold by Ms. Lyons for $300,000. Ms. Lyons alleges that additional funds are due under her employment contract; that the contract requires the Company guarantee that she can sell for $300,000 the 100,000 shares of stock the Company is required to

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


issue her; and, that Mr. Sanders promised to purchase from her 100,000 shares of Company common stock held by her at the price of $4.00 per share. The Company has counter-sued Ms. Lyons for breach of fiduciary duty, fraud, violation of section 12(a)(2) of the 1933 Securities Act, violation of section 517.301 of the Florida Statutes, negligent misrepresentation, conversion, and unjust enrichment resulting from the required restatement of the Company's financial statements for the years ended December 31, 2000 and December 31, 1999. The restatements corrected the previous omission of certain material expenses related primarily to compensation expense arising from warrants issued and repriced stock options, as well as other errors. The case is ongoing at this time. The Company intends to vigorously defend its actions and pursue its affirmative claims to the fullest extent possible. Management does not expect that this case will have a material adverse effect on the Company's financial position.

In December 2002, the Company settled an outstanding lawsuit filed by Devenshire Management Corp., a company owned by the Company's former president Todd Sanders. The settlement involved no payment of cash by the Company, and resolved all issues relating to the Company's obligation to remove restrictive legends from stock owned by Devenshire. As part of this settlement the Company agreed to defend, but not indemnify, Mr. Sanders in the Lyons lawsuit described immediately above.

In May 2004, the Company was sued by Flight Options, Inc., a jet plane leasing company, in California Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president's corporation, Devonshire Management Corporation. Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that because the former president failed to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty. The case is still in its initial discovery phase, and the Court recently set the case for trial in April 2005While the Company believes that it has meritorious positions in the litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

b)   Employment Agreements

In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons, which provided in part that in the event of a merger, consolidation, sale or conveyance of substantially all the assets of the Company which resulted in the discharge of Mr. Lyons, he would be entitled to 200 percent of the balance of payments remaining under the contract. The contract provided salary continuation for a period of two years after his death. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended its employment contract with his widow and primary beneficiary of his estate, whereby the salary continuation clause included in his contract was

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


replaced with a severance arrangement that requires the Company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following the termination of her employment with the Company. Furthermore, upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000;
regardless of the time she holds such shares. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her severance agreement, expenses of $350,000 had been recorded of which $308,000 is included in accounts payable and accrued expenses at December 31, 2002 and 2003.

In January 2000 the Company entered into employment contracts with two additional individuals, both for the duration of two years and provides that The Company be obligated for an aggregate compensation of $115,000 in year 2000 and $126,500 in year 2001. Effective August 2, 2000 both of these employment contracts were amended so that, upon the termination of employment of these individuals, they would receive nine months continuation of compensation and 35,000 shares of common stock. The Company has agreed to reimburse the respective employees the difference between the gross proceeds they receive upon sale of the stock and $105,000; regardless of the term the employees hold such shares.

In December of 2002, The Company entered into a five-year employment agreement with the Company's current president, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. He serves as president, Chief Executive Officer, Interim CFO and Chairman of the Board.

In March 2003, the Company entered into a five-year employment agreement with Joseph Provenzano. Mr. Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company's discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash.

c)   Lease Commitment

The Company was obligated on a month-to-month office lease at its California facility. This lease required monthly rentals of $7,850. All other leases are of short duration or are on a month-to-month arrangement. Rent expense for December 31, 2002 and 2003 was $96,560 and $70,200 respectively. The lease was terminated in April 2004.

d)   Stock-Based Commitments

The Company currently utilizes the services of a number of consultants who are compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, the Company may be obligated to issue additional shares to the consultants. (Note 15).

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


Note 15.    Subsequent Events

ISSUANCE OF S-8 SHARES:

NUWAY MEDICAL, INC. 2004 EQUITY PLAN

On March 10, 2004, the board of directors approved the Company's 2004 Equity Plan as a means of providing directors, key employees and consultants additional incentive to provide services for the Company. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 20,000,000 shares of the Company's common stock for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the shareholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. As plan administrator, the board has sole discretion to set the price of the options. The Board may at any time amend or terminate the plan. It does not expire on its terms.

During 2004, the Company issued 9,780,000 shares to 16 consultants, directors, and employees. Of this total 5,680,000 have been registered with the SEC, while the balance, 3,500,000 shares were not registered and are restricted securities. Of the total issued in 2004, 1,026,000 shares relate to services performed in 2003 and 5,379,000 shares relate to 2004. The effect of the shares issued for 2003 services in 2004 was accrued in the Company's financial statements for the year ending December 31, 2003. In 2004 there was $275,400 of expenses recorded related to the issuance of these shares. Of this amount $120,000 related to consulting services, $5,400 related to legal services, $60,000 related to Board of Directors expense, and $90,000 related to salary expense. In 2004 there was also 600,000 shares issued to the debenture holders eliminating the remainder due under the Debenture Payable.

ABANDONED ACQUISITION

On January 31, 2004, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premium Medical Group, Inc., a Florida corporation ("PMG") and PMG's sole stockholders, Eduardo A. Ruiz and Luis A. Ruiz (the "PMG Stockholders"). Prior to this transaction, there was no business or other relationship between the Company and its affiliates and PMG or the PMG Stockholders.

Pursuant to the Stock Purchase Agreement, the Company agreed to acquire 100% of the shares of PMG from the PMG Stockholders in exchange for 30,000,000 shares of the Company's common stock, subject to certain adjustments. The exact number of Company Shares to be issued to the PMG Stockholders was subject to adjustment in the event certain revenue was generated by PMG during one year following the closing of the transaction. PMG had been organized in June 2003 to provide medical products to hospitals and medical clinics in South America, primarily Venezuela. Luis A. Ruiz became a director of the Company in connection with the transaction.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AT DECEMBER 31, 2003 AND 2002


The parties had a difference in expectations regarding who would be ultimately responsible for paying for the audit of PMG that was required in order for the Company to complete its disclosure obligations under the Securities Exchange Act. Additionally, the Company did not have a sufficient number of authorized and unissued shares of its common stock to both satisfy its obligations to the PMG Stockholders and to issue shares of common stock in a meaningful financing transaction, given the low price per share at which the Company's common stock trades. The Company lacked the financial resources to schedule a stockholders' meeting, prepare a proxy statement and solicit proxies for the purpose of amending its Certificate of Incorporation to increase its authorized capital stock.

As a result of these and other factors, the Company and PMG never consolidated their operations, the Company never exercised control over PMG or its operations and the parties never exchanged stock certificates evidencing their ownership in each other.

Therefore, the parties entered into discussions and concluded amicably that it was in the mutual best interest of the respective companies and their respective stockholders, to rescind the transactions provided for in the Stock Purchase Agreement and return all parties to their respective positions prior to the transactions contemplated in the Stock Purchase Agreement.

The parties entered into a Rescission Agreement on October 14, 2004 that provides, in relevant part, that (i) all transactions contemplated by the Stock Purchase Agreement shall be rescinded as if the Stock Purchase Agreement had never been executed and delivered; (ii) the parties forever waive all rights to receive stock in PMG and the Company, as the case may be; (iii) Luis A. Ruiz shall resign as a director of the Company; and (iv) the Company and PMG shall file appropriate documents with the Secretary of State of the State of Florida with respect to the rescission of the exchange of shares provided for in the Stock Purchase Agreement.

In September of 2004, the Company received a total of $25,000 from two individual investors in exchange for the issuance of 5,000,000 shares of its common stock.

In October 2004, the Company received a total of $50,000 from an outside investor for the purchase of a convertible note. The note can be converted into 10,000,000 shares of its Series A Preferred stock. The shares of preferred stock are convertible into common stock on a one for one basis. The Company agreed to offer Piggyback Registration rights with these common shares. In addition, the Company agreed to repurchase the preferred shares, at the investor's sole discretion, after the end of one year at a price equal to 110% of the investment amount. The Company's president further personally guaranteed the repurchase terms.

                                  EXHIBIT INDEX

       Exhibit No.          Description of Exhibit
       ----------           ----------------------

         3.9      Certificate of Designations creating Series A Preferred Stock

         4.6 Form of Warrant to Purchase Common Stock issued to Preferred Stock investors

         4.7      Warrant to Purchase Common Stock issued to Arthur Lipper

         4.9 Amended and Restated Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC

         10.19 Agreement to issue warrant dated February 24, 2003 between NuWay Medical, Inc. and Sachi International, Inc.


         10.23 Promissory Note dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS.

         10.25 Amendment No. 1 to Term Loan Agreement dated as of March 30, 2004 between NuWay Medical, Inc. and Augustine II LLC

         10.26 Amended and Restated Convertible Term Note by NuWay Medical, Inc. in favor of Augustine II, LLC

         10.27    Consulting Agreement with Mark Roy Anderson

         10.29 Convertible Loan Agreement and Note between NuWay Medical, Inc. and James Burchard

         14.1     Code of Ethics

         21.1     List of Subsidiaries of the Registrant

         23.1     Consent of Haskell & White LLP

         23.2     Consent of Jeffrey S. Gilbert, CPA

         31.1 Certificationof Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

         32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.