Form 10QSB
period 2004-03-31
NUWAY MEDICAL INC
filed 2005-03-18
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-19709

                               NUWAY MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                               66-0159115
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

                          2603 MAIN STREET, SUITE 1150
                            IRVINE, CALIFORNIA 92614
          (Address, including zip code, of principal executive offices)

                                 (949) 235-8062
              (Registrant's telephone number, including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                        COMMON STOCK, $0.0067 PAR VALUE.

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _x_

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 2004 was 46,322,736 shares and as of February 28, 2005 was 51,822,736 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I
ITEM 1         Financial Statements                                          3
ITEM 2         Management's Discussion and Analysis                         12
ITEM 3         Controls and Procedures                                      23

                                     PART II
ITEM 1         Legal Proceedings                                            24
ITEM 2         Changes in Securities                                        25
ITEM 3         Defaults Upon Senior Securities                              27
ITEM 4         Submission of Matters to a Vote of Security Holders          27
ITEM 5         Other Information                                            27
ITEM 6         Exhibits and Reports on Form 8-K                             28
SIGNATURES                                                                  29
EXHIBIT INDEX                                                               30
EXHIBIT 10.1                                                                31
EXHIBIT 31.1                                                                33
EXHIBIT 31.2                                                                34
EXHIBIT 32                                                                  35

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                                                        March 31,     December 31,
                                                                          2004            2003
                                                                      (unaudited)     (unaudited)
                                                                      ------------    ------------
CURRENT ASSETS
      Cash and Cash Equivalents                                       $        282    $        671
                                                                      ------------    ------------
                     Total Current Assets                                      282             671
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                     --              --
                                                                      ------------    ------------

OTHER ASSETS
      Marketing Database                                                        --              --
      Med Wireless License                                                      --              --
                                                                      ------------    ------------
                     Total Other Assets                                         --              --
                                                                      ------------    ------------
TOTAL ASSETS                                                          $        282    $        671
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                           $  1,382,655    $  1,256,475
      Notes Payable                                                      1,582,100       1,605,000
      Discount on Note, Net                                                     --         (62,131)
      Debentures Payable, Net                                               26,151         125,000
                                                                      ------------    ------------
                     Total Current Liabilities                           2,990,906       2,924,344
                                                                      ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and
           Outstanding at March 31, 2004 and December 31, 2003                 375             375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 45,872,736 and 36,386,486  Shares Issued
           At March 31, 2004 and December 31, 2003, respectively            24,231          23,976
      Additional Paid-In Capital                                        23,382,264      23,002,818
      Accumulated Deficit                                              (26,292,989)    (25,823,838)
      Treasury Stock, at cost, 44,900 Shares Held as of March 31,
           2004 and December 31, 2003                                     (127,004)       (127,004)
                                                                      ------------    ------------
                     Total Shareholders' Equity                         (2,990,624)     (2,923,673)
                                                                      ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        282    $        671
                                                                      ============    ============

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2004 AND 2003

                                                                  For the period ending March 31
                                                                       2004            2003
                                                                   (unaudited)     (unaudited)
                                                                  ------------    ------------
Revenue
      Rental Income                                               $         --    $         --
                                                                  ------------    ------------
                     Total Revenues                                         --              --
                                                                  ------------    ------------

Costs and Expenses
      Selling, General and Administrative                              368,596       1,088,637
      Depreciation, Depletion and Amortization                              --              --
                                                                  ------------    ------------
                     Total Costs and Expenses                          358,596       1,088,637
                                                                  ------------    ------------

Loss from operations                                                  (358,596)     (1,088,637)
                                                                  ------------    ------------

Other Income and Expense
      Interest Expense                                                (105,156)        (35,082)
      Other Income                                                       4,600              --
                                                                  ------------    ------------
                     Net Other Expense                                (100,556)        (35,082)
                                                                  ------------    ------------

Loss Before Income Taxes                                              (469,152)     (1,123,719)

Provision for Income Taxes (Benefit)                                        --              --
                                                                  ------------    ------------
Net Loss from Continuing Operations                                   (469,152)     (1,123,719)
                                                                  ------------    ------------

Loss from Discontinued Operations
(Includes $217,250 of depreciation and amortization expense and
$3,693,250 of impairment charge of intangible assets)                       --      (3,877,973)
                                                                  ------------    ------------
Net Loss                                                          $   (469,152)   $ (5,001,692)
                                                                  ============    ============

Loss Per Common Share - Basic and Diluted
      Loss per share from Continuing Operations                   $      (0.01)   $      (0.05)
                                                                  ============    ============
      Loss per share from Discontinued Operations                 $      (0.00)   $      (0.19)
                                                                  ============    ============
      Net Loss per Share, rounding                                $      (0.01)   $      (0.24)
                                                                  ============    ============
      Weighted Average Common Share Equivalents Outstanding         38,618,877      21,013,109
                                                                  ============    ============

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2004

                             Preferred Stock          Common Stock
                           -------------------  ------------------------
                             Number      Par      Number          Par       Additional       Retained                  Comprehensive
                               of       Value       of           Value       Paid-In         Earnings       Treasury      Income
                             Shares    $.00067    Shares        $.00067      Capital        (Deficit)         Stock       (Loss)
                           ---------  --------  -----------  -----------  ------------  ---------------  ----------   --------------
BALANCE DECEMBER 31, 2003   559,322       375   36,386,486    $  23,976   $23,002,818   $ (7,622,209)     $(127,004)   $ (7,622,209)

STOCK ISSUED FOR SERVICES                        9,180,000        6,151       360,898

CONVERSION OF
    DEBENTURES                                     600,000          402        29,598

SALE OF COMMON STOCK                               156,250          105         4,895

NET LOSS                                                                                     (469,152)                     (469,152)
                           ---------  --------  -----------  -----------  ------------  ---------------  ----------   --------------
BALANCE MARCH 31, 2004      559,322    $  375   46,322,736    $  30,633   $23,398,210    $(26,292,989)    $(127,004)    $  (469,152)
                           =========  ========  ===========  ===========  ============  ===============  ==========   ==============

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2004 AND 2003

                                                                        Three Month Period Ending
                                                                                 March 31,
                                                                       --------------------------
                                                                          2004           2003
                                                                       (unaudited)    (unaudited)
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                             $  (469,152)   $(5,001,692)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating
    Activities:
        Issuance of Stock for Services                                     298,351      1,473,515
        Cancellation of prior year warrant compensation
        Write Down of Idle Furniture, Fixtures and Office Equipments            --         20,292
        Loss on disposal of Discontinued Operations                             --      3,877,973
        Amortization of Discount on Note                                    62,131
        Increase (Decrease) in Accounts Payable and Accrued Expenses       126,180       (532,907)
                                                                       -----------    -----------
      Net Cash Used In Operating Activities                                 17,511       (162,819)
                                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
      No Cash Used In or Provided by Investing Activities                       --             --
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments to reduce Note Payable                                      (22,900)
      Proceeds from Sale of Common Stock                                     5,000
      Proceeds from Sale of Preferred Stock                                               169,011
                                                                       -----------    -----------
      Net Cash Provided By Financing Activities                            (17,900)       169,011
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (389)         6,192

CASH AND CASH EQUIVALENTS - BEGINNING                                          671            521
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                     $       282    $     6,713
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
  Interest                                                             $        --
                                                                       ===========    ===========
  Income Taxes                                                         $        --
                                                                       ===========    ===========

Conversion of Debentures and Accrued Interest to Capital               $    98,849
                                                                       ===========    ===========
Issuance of Stock for Capitalized Assets:

  Database Purchase in Exchange for Common Stock                       $        --    $        --
                                                                       ===========    ===========

  License Rights from Med Wireless Inc. in Exchange for
    Common Stock valued at $2,970,000 and the assumption
    of $1,120,000 Note Payable                                         $        --    $        --
                                                                       ===========    ===========

NOTE 1.      ACCOUNTING POLICIES-BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions. Estimates are used when accounting for stock-based transactions, uncollectible accounts receivable, asset depreciation and amortization, and taxes, among others.

         Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

         Certain reclassifications have been made to prior period amounts to conform with the current period presentation. The results of operation for the quarter ended March 31, 2003 gives effect to the Company's discontinued operations.


NOTE 2.      BUSINESS AND ORGANIZATION

         OUTLOOK

         As of March 31, 2004, and as of February 28, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations.

         These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003, 2004 and as of February 28, 2005, the Company had limited liquid and capital resources while seeking acquisition opportunities.

         Cash and cash equivalents totaled $282 at March 31, 2004. We had no revenues in the three-month period ended March 31, 2004 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

         For the three-month period ended March 31, 2004, the Company raised $71,959. During the remainder of 2004, the Company raised an additional $149,074, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

NOTE 3.      2004 STOCK COMPENSATION PLAN SHARE ISSUANCE

         During the three-month period ended March 31, 2004, the Company issued 9,180,000 shares of its common stock to approximately 14 individuals, comprised of consultants, directors and employees. Of this amount, 5,980,000 shares were issued from the Company's 2004 Equity Plan and the Company recorded a selling, general and administrative expense in the amount of $333,000 for such issuances. During the three-month period ended March 31, 2003, the Company issued 11,360,919 shares of its common stock to approximately 17 individuals. Of this amount, 8,727,329 shares were issued from the Company's 2002 and 2003 stock compensation plans, and the Company recorded a selling, general and administrative expense in the amount of $843,000 for such issuances. Of the $333,000 recorded for the three-month period ended March 31, 2004, $135,000 related to consulting services, $80,000 related to Board of Directors expense, and $118,000 related to salary expense. Of the $843,000 recorded in the three-month period ended March 31, 2003, $548,000 related to consulting services, none related to Board of Directors expense, $94,000 related to salary expense, and $259,000 related to legal expense.

NOTE 4.     DUE TO PRESIDENT - UNREIMBURSED BUSINESS EXPENSES

         The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the three-month period ended March 31, 2004, Mr. Calvert loaned to the Company $66,959. From October, 2003 to February 22, 2005, Mr. Calvert loaned the Company a total of $143,141. As of March 31, 2004, and February 22, 2005, the Company repaid $105 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

         As of February 28, 2005, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $232,900.

NOTE 5.    SALES OF UNREGISTERED SECURITIES

         On January 31, 2004, the Company issued 30,000,000 shares of its common stock to the PMG Shareholders pursuant to its obligations in the PMG Stock Purchase Agreement. The Stock Purchase Agreement was rescinded on October 14, 2004, effective as of January 31, 2004, and those shares were cancelled and returned to treasury.

         In February 2004, the Company received gross and net proceeds of $5,000 from an individual investor in connection with the sale of 156,250 shares of the Company's common stock. The issuance of the shares described above was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         On February 17, 2004, the Company issued 600,000 shares of its common stock to former convertible debenture holders to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company's settlement obligations by approximately $17,000.

         On February 23, 2004, the Company issued a warrant that expires in five years to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company. Sachi International, Inc. has not met the conditions for the warrant to vest.

         On March 11, 2004, the Company issued 3,200,000 shares of its common stock to in exchange for services rendered to the Company. Of these shares, 3,000,000 were issued to members of the Company's board of directors, and 200,000 were issued to legal counsel, in the total amount of $128,000.

NOTE 6.     SUBSEQUENT EVENTS

SALES OF UNREGISTERED SECURITIES

         On September 3, 2004, the Company received gross and net proceeds of $25,000 from two individual investors in connection with the sale of 5,000,000 shares of the Company's common stock.

         On October 4, 2004, the Company received gross and net proceeds of $50,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The note bears interest at a rate of 10% per annum, payable on the maturity date. The note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

         The Company's payment obligations under the note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the agreement evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

         On November 4, 2004, the Company received gross and net proceeds of $10,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

         On December 16, 2004, the Company issued 500,000 shares of its common stock to its remaining former convertible debenture holder to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company's settlement obligations by approximately $8,700.

         On January 6, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

         On January 7, 2005, the Company received gross and net proceeds of $75,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 18,000,000 shares of common stock (at $0.0042 per common share, rather than $0.005 per Series A Preferred share).

         On February 10, 2005, the Company amended its obligations to Dr. James Seay (the "noteholder") under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note the Company was obligated to pay the noteholder

$65,000. The Company has paid the noteholder $30,000 and the balance of $35,000 remains outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company's common stock, or $.005 per share.

         In February, 2005, the Company received gross and net proceeds of $16,000 from three outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allow conversion into a total of 2,261,701 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

         On February 24, 2005, the Company received gross proceeds of $40,000 and net proceeds of $36,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 4,000,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

LITIGATION

         On December 4, 2004 the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. The Company is defending its rights in the lawsuit. The case is in its beginning stage, and a trial date has not been set. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-QSB of NuWay Medical, Inc. (the "Company") contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

      o   general and administrative expenses;
      o   liquidity and sufficiency of existing cash;
      o   sale or other disposition of our technology; and
      o   The outcome of pending or threatened litigation.

         You can identify these and other forward-looking statements by the use of words such as "may," "will," "expects," "anticipates," "believes," "estimates," "continues," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

         Such statements, which include statements concerning future revenue sources and concentrations, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-QSB, that could actual results to differ materially from those projected.

         Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

         Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of March 31, 2004, and we undertake no duty to update this information.


PLAN OF OPERATIONS

         OVERVIEW

         The Company had no continuing business operations as of March 31, 2004 and as of February 28, 2005. Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, but primarily due to its lack of adequate capital and the inability to secure financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose or discontinue through sales or other means, these acquisitions, including the Company's attempt to develop and market the 15-year licensing rights acquired from Med Wireless, Inc. (Med Wireless) in July 2002. The Med Wireless technology consists of software that is compliant with HIPAA, to electronically organize, store and retrieve medical records and medical images. During 2003, management of the Company deemed it necessary to discontinue the Company's attempt to develop and market the Med Wireless and Player Record Library System ("PRLS") technologies.

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

         In addition, the Company has abandoned its efforts to market a variety of products and services to the sports industry with an emphasis on health and technology related products, primarily PRLS. The Company is attempting to sell its interest in its majority-owned subsidiary, NuWay Sports, LLC ("NuWay Sports"), which was established to market the PRLS technology, but expects to realize only nominal net proceeds, if any, for its interest.

         The Company operated as a public shell during all of 2004 and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2004 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.

         As a result of the dramatic change in direction of the Company's scope and focus, the abandonment of its technologies and the discontinuance of its remaining operating businesses, comparisons of year-to-year and quarter-to-quarter results of operations are not meaningful. Thus the activity in the three-month period ended March 31, 2004 is not comparable to the three-month period ended March 31, 2003.

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

RESULTS OF OPERATIONS

         The Company had no revenues from continuing operations during the three-month period ended March 31, 2004, compared to $35,000 during the three-month period ended March 31, 2003. This decrease in revenue is attributable to the fact that NuWay Sports marketed the Med Wireless and PRLS technologies and generated $35,000 of revenue in the three-month period ended March 31, 2003, whereas the technologies were abandoned prior to the commencement of the three-month period ended March 31, 2004. Med Wireless is now held for sale; consequently the results of operations related to this subsidiary have been reclassified in our consolidated statement of operations as a loss from discontinued operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses were $368,596 for the three-month period ended March 31, 2004, compared to $1,089,000 for the three-month period ended March 31, 2003. This decrease is primarily attributable to the fact that the Company discontinued operations in 2003 and therefore incurred lower operating expenses in 2004. The largest components of these expenses were:

                  a. Salaries and Payroll-Related Expenses: These expenses were $177,000 for the three-month period ended March 31, 2004, compared to $54,000 for the three-month period ended March 31, 2003, an increase of $123,000. The increase is almost entirely attributable to an expense recorded by the Company for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000, and relates to the efforts by management to obtain additional financing, comply with SEC reporting requirements, and find a viable merger candidate.

                  b. Consulting Expenses: These expenses were $2,500 for the three-month period ended March 31, 2004, compared to $548,000 for the three-month period ended March 31, 2003, a decrease of $545,500. This decrease is primarily attributable to the Company's lack of continuing business operations in 2004. Consulting expense for the three-month period ended March 31, 2004 included $139,500 of expense related to the issuance of the Company's common stock, which was offset by a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock totaling $142,000. There were 3,800,000 shares issued related to the consulting expense recorded for the three-month period ended March 31, 2004.

                  c. Legal Expenses: These expenses were $157,000 for the three-month period ended March 31, 2004, compared to $259,000 for the three-month period ended March 31, 2003, a decrease of $102,000. This decrease is primarily attributable to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances to consultants.

                  EXPENSES ASSOCIATED WITH STOCK ISSUED FOR SERVICES

         During the three-month period ended March 31, 2004, the Company issued 9,180,000 shares of its common stock to approximately 14 individuals, comprised of consultants, directors and employees. Of this amount, 5,980,000 shares were issued from the Company's 2004 Equity Plan and the Company recorded a selling, general and administrative expense in the amount of $333,000 for such issuances. During the three-month period ended March 31, 2003, the Company issued 11,360,919 shares of its common stock to approximately 17 individuals. Of this amount, 8,727,329 shares were issued from the Company's 2002 and 2003 stock compensation plans, and the Company recorded a selling, general and administrative expense in the amount of $843,000 for such issuances. Of the $333,000 recorded for the three-month period ended March 31, 2004, $135,000 related to consulting services, $80,000 related to Board of Directors expense, and $118,000 related to salary expense. Of the $843,000 recorded in the three-month period ended March 31, 2003, $548,000 related to consulting services, none related to Board of Directors expense, $94,000 related to salary expense, and $259,000 related to legal expense.

         DISCONTINUED OPERATIONS

         As discussed above and in the notes to our consolidated financial statements contained in this report, we have disposed of all of our operating entities or discontinued all of our operations. The Company recorded a loss from discontinued operations for the three-month period ended March 31, 2003 of $3,877,973, and a net loss from continuing operations for the three-month period ended March 31, 2003 of $1,123,719.

         NET LOSS

         Net loss for the three-month period ended March 31, 2004 was $469,152, or $(0.01) per share, compared to a net loss of $5,001,692, or $(0.24) per share for the three-month period ended March 31, 2003.

         The Company has relied upon its 2004 Equity Plan to compensate consultants and employees who have assisted in developing and executing the Company's business plan. This reliance, together with issuances of stock by the Company other than pursuant to these plans, has significantly narrowed the loss per share.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         Cash and cash equivalents totaled $282 at March 31, 2004. We had no revenues in the three-month period ended March 31, 2004 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

         For the three-month period ended March 31, 2004, the Company raised $71,959. During the remainder of 2004, the Company raised an additional $149,074, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

         STRAIGHT DEBT FINANCING

         The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the three-month period ended March 31, 2004, Mr. Calvert loaned to the Company $66,959. From October, 2003 to February 22, 2005, Mr. Calvert loaned the Company a total of $143,141. As of March 31, 2004, and February 22, 2005, the Company repaid $105 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

         CONVERTIBLE DEBT FINANCING

         For the three-month period ended March 31, 2004, the Company did not raise any funds through convertible debt financing. During the remainder of 2004, the Company raised $60,000 and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date, the noteholder may require the Company to buy back the shares of Series A

Preferred Stock for 110% of the principal amount of the promissory note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8). Please see Part II, Item 2 "Changes in Securities".

         EQUITY FINANCING

         During the three-month period ended March 31, 2004, the Company received gross and net proceeds of $5,000 from the sale of 156,250 shares of its common stock which were restricted and unregistered. During the remainder of 2004, the Company received gross and net proceeds of $50,000 from the sale of 5,000,000 shares of its common stock which were restricted and unregistered. Please see Part II, Item 2 "Changes in Securities".

         OTHER OBLIGATIONS

         Significant debt obligations at March 31, 2004 included:

                  (i) $420,000 (plus interest) due to Augustine II, LLC (the "Augustine Fund"), described in more detail below;

                  (ii) a $1,120,000 note payable which was purchased in March 2003 by New Millennium Capital Partners, LLC, an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest, described in more detail below.

                  (iii) approximately $26,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

                  (iv) $42,100 due to a former advisory board member, reduced from a promissory note dated November 20, 2003 in the principle amount of $65,000.

         For the three-month period ended March 31, 2004, there was $43,000 of accrued interest recorded related to these obligations. As of December 31, 2004, there was $189,000 of accrued interest recorded related to these obligations.

         AUGUSTINE FUND NOTE

         On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with the Augustine Fund, pursuant to which the Augustine Fund agreed to lend the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Augustine Loan"). The proceeds of the Augustine Loan were used by the Company for working capital.

         Principal and interest, at an annual rate of 10%, of the Augustine Loan, was originally due on February 29, 2004. In addition, the Loan Agreement contains certain requirements that the Company make mandatory prepayments of the Augustine Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, all or any portion of the Augustine Loan may be prepaid by the Company may prepay all or any portion of the Augustine Loan at any time without premium or penalty.

         As additional consideration for making the Augustine Loan, the Augustine Fund received five-year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company could require that the warrants be exercised if certain conditions were satisfied. Since these conditions were not fully satisfied by the maturity date, the Loan Agreement provides that the Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to a "cashless exercise", whereby the Augustine Fund would be issued the net amount of shares of our common stock, taking into consideration the difference between the exercise price of the warrants and the fair market value of our common stock at the time of exercise, without having to pay anything to the Company for such exercise.

         As security for the Augustine Loan, New Millennium Capital Partners LLC ("New Millennium"), a company controlled and owned by the Company's president, Dennis Calvert, and members of his family, pledged 2.5 million shares of the Company's common stock owned by New Millennium, and, in addition, the Company has granted the Augustine Fund a security interest in its 51% membership ownership interest in NuWay Sports. As a result, the Company will need to consent of the Augustine Fund to release its security interest in NuWay Sports if the Company is able to sell NuWay Sports.

         Prior to the original maturity date of the Augustine Loan, the Company spoke with representatives of the Augustine Fund and advised them that the Company was unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine Fund's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock. The Company recorded $13,700 of interest expense as of March 31, 2004, related to the Augustine Loan.

         On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. The final documentation of the extension and the warrant is being finalized and has not yet been completed.

         OBLIGATION TO NEW MILLENNIUM

         In conjunction with the acquisition from Med Wireless of the license for the Med Wireless and PRLS technologies on August 21, 2002, the Company assumed a $1,120,000 note (the "Note") with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. ("Summitt Ventures"). Summitt Ventures is controlled by Mark Anderson, a former consultant and principal stockholder of the Company. The Note is secured by the Company's assets and was originally due on June 15, 2003.

         As part of a series of transactions that the Company undertook to separate itself completely from Mr. Anderson, on March 26, 2003, Summitt Ventures sold the Note, together with 4,182,107 shares of the Company's common stock owned by Mr. Anderson's affiliates, Camden Holdings and Summit Healthcare, Inc. ("Summit Healthcare"), to New Millennium, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures, Camden Holdings, and Summit Healthcare (the "New Millennium Note"). The New Millennium
Note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. (See "Augustine Fund Note" above.) Other than Mr. Calvert, no individual, entity or party presently or previously associated with the Company has ever had any ownership interest in New Millennium. Mr. Anderson, a principal of those companies that sold and/or licensed the technologies to the Company, conditioned the transaction with New Millennium on the Company's agreeing to convert the Note to common stock.

         Since New Millennium purchased the Note, the Company has attempted multiple times to convert the Note, but has been unable to obtain the required stockholder vote, due to a lack of quorum, to do so. The three attempts are described below.

         On March 26, 2003, the Company's board of directors voted to convert the Note by New Millennium into 22,400,000 shares of common stock of the Company, at a conversion price discounted 37.5% from the then market price of $0.08. New Millennium agreed to this conversion.

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

         Subsequent to the vote by the board to convert the Note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the Note without stockholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and delay conversion of the Note until the Company's stockholders approved the conversion.

         At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the Note was originally approved by the board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the Note at the originally agreed to $0.05 per share price. Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the Note.

         In addition, New Millennium orally agreed with the Company to extend the maturity date of the Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the Note (to correspond to the payment terms of the New Millennium Note), and furthermore to reduce the Company's obligation on the Note to the extent that New Millennium might be able to reduce its obligation on the New Millennium Note. While the prior holder of the Note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the Note, Mr. Calvert has represented to the Company that due to Mr. Anderson's actions (as previously described by the Company in its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003), Mr. Calvert now believes that conversion of the Note is no longer a required term of the agreement between New Millennium and Summitt Ventures.

         The Company was unable to make the $100,000 payment on the Note on the extended due date of October 1, 2003. At a board meeting on October 15, 2003, the board decided to put the issue of conversion of the Note to the Company's stockholders at a special meeting of the stockholders scheduled for December 9, 2003. The stockholders meeting was held on December 9, 2003, but adjourned without a vote, because not enough shares to constitute a quorum were represented. The stockholders meeting was rescheduled for December 30, 2003, at which a quorum was also not present. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board adjourned the meeting indefinitely. As a result, the Note was not converted into stock and the outstanding principal amount, together with accrued and unpaid interest, remains as a liability of the Company.

         In conjunction with the Company's January 31, 2004 purchase of PMG (later rescinded in October 2004), and as a condition to purchase, the PMG Shareholders required the Company to convert the note so as to eliminate the obligation from the Company's balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including (i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

         The board approved the conversion knowing that, since its conversion was a condition imposed by the PMG Shareholders, they (who would hold 45% of the Company's common stock at the time of such meeting) would provide the additional shares necessary to obtain a quorum and formal stockholder approval. Stockholder approval was also necessary to increase the number of authorized shares necessary to convert the Note. However, due to lack of operational capital, the Company was unable to remain current in its SEC filings, and thus was unable to hold the required stockholder meeting.

         In October 2004, as discussed in "Abandoned Acquisition" above, the Company, PMG and the PMG Stockholders rescinded the Stock Purchase Agreement. Because the board of director's decision to convert the Note was based in part on the requirements of the PMG Stock Purchase Agreement, the board on October 28, 2004, determined not to convert the Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Note indefinitely until the Company's status changed.

         Accordingly, as of March 31, 2004, the principal amount of the loan, together with $28,600 in accrued but unpaid interest, had not been repaid.

         Under the terms of the New Millennium Note, it is possible that Summitt Ventures, Camden Holdings, and Summit Healthcare may have a claim to reacquire the shares of the Company's common stock that were sold to New Millennium. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson and his affiliates have not perfected their security interest in those shares. In addition, the Augustine Fund is the pledgee of 2,500,000 of these shares and has physical possession of those shares.

         New Millennium has informed the Company's board of directors that New Millennium still intends to fully convert the Note to stock as soon as it is practical, following stockholder approval. As of the date of the filing of this report, the stockholder vote has not taken place and the Note has not been converted into shares of the Company's common stock.

CRITICAL ACCOUNTING POLICIES

         The SEC recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: non-cash transactions and compensation valuations that affect the total expenses reported in the current period and/or values of assets received in exchange.

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

ITEM 3. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings

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

         On December 4, 2004, the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. The Company is defending its rights in the lawsuit. The case is in its beginning stage, and a trial date has not been set. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

         The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

         On January 31, 2004, the Company issued 30,000,000 shares of its common stock to the PMG Shareholders pursuant to its obligations in the PMG Stock Purchase Agreement. The Stock Purchase Agreement was rescinded on October 14, 2004, effective as of January 31, 2004, and those shares were cancelled and returned to treasury.

         In February 2004, the Company received gross and net proceeds of $5,000 from an individual investor in connection with the sale of 156,250 shares of the Company's common stock. The issuance of the shares described above was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         On February 17, 2004, the Company issued 600,000 shares of its common stock to former convertible debenture holders to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company's settlement obligations by approximately $17,000.

         On February 23, 2004, the Company issued a warrant that expires in five years to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company. Sachi International, Inc. has not met the conditions for the warrant to vest.

         On March 11, 2004, the Company issued 3,200,000 shares of its common stock to in exchange for services rendered to the Company. Of these shares, 3,000,000 were issued to members of the Company's board of directors, and 200,000 were issued to legal counsel, in the total amount of $128,000.

         On September 3, 2004, the Company received gross and net proceeds of $25,000 from two individual investors in connection with the sale of 5,000,000 shares of the Company's common stock.

         On October 4, 2004, the Company received gross and net proceeds of $50,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The note bears interest at a rate of 10% per annum, payable on the maturity date. The note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

         The Company's payment obligations under the note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the agreement evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

         On November 4, 2004, the Company received gross and net proceeds of $10,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

         On December 16, 2004, the Company issued 500,000 shares of its common stock to its remaining former convertible debenture holder to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company's settlement obligations by approximately $8,700.

         On January 6, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

         On January 7, 2005, the Company received gross and net proceeds of $75,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 18,000,000 shares of common stock (at $0.0042 per common share, rather than $0.005 per Series A Preferred share).

         On February 10, 2005, the Company amended its obligations to Dr. James Seay (the "noteholder") under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note the Company was obligated to pay the noteholder

$65,000. The Company has paid the noteholder $30,000 and the balance of $35,000 remains outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company's common stock, or $.005 per share.

         In February, 2005, the Company received gross and net proceeds of $16,000 from three outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allow conversion into a total of 2,261,701 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

         On February 24, 2005, the Company received gross proceeds of $40,000 and net proceeds of $36,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 4,000,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 2004, the Company was in default on the following senior securities:

         (a) $42,100 due to a former advisory board member on a promissory note dated November 20, 2003 which matured on February 18, 2004. As of the date of this filing, the amount owed on this indebtedness is $35,000. On February 10, 2004, the maturity date of this note was extended to February 3, 2006. See Part II, Item 2 "Changes in Securities".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits listed below are attached hereto and filed herewith:


EXHIBIT
  NO.                                DESCRIPTION
-------    ---------------------------------------------------------------------
10.1       Unsecured Promissory Note dated March 7, 2005 in favor of Dennis
           Calvert.
31.1 Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31.2 Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32 Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).


(a)      REPORTS ON FORM 8-K.

         On February 12, 2004, we filed with the SEC a Current Report on Form 8-K, regarding the proposed transaction with PMG. (Note, however, that on October 15, 2004, we filed with the SEC a Current Report on Form 8-K, regarding the rescission of this transaction.)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     NUWAY MEDICAL, INC.


Date:  March 17, 2005                By:  /s/ Dennis Calvert
                                          ------------------------------------
                                          Dennis Calvert
                                          President, Chief Executive Officer
                                          and Interim Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                DESCRIPTION
-------    ---------------------------------------------------------------------
10.1       Unsecured Promissory Note dated March 7, 2005 in favor of Dennis
           Calvert.
31.1 Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31.2 Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32 Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).