Form 10QSB/A
period 2004-03-31
NUWAY MEDICAL INC
filed 2005-03-24
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

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

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      The number of shares of the Registrant's Common Stock outstanding as of March 31, 2004 was 46,322,736 shares and as of February 28, 2005 was 51,822,736 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes [_]| No [X]

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
                                 GENERAL NOTE                                  3
                                     PART I

ITEM 1              Financial Statements                                       3
ITEM 2              Management's Discussion and Analysis                      12
ITEM 3              Controls and Procedures                                   23

                                     PART II

ITEM 1              Legal Proceedings                                         24
ITEM 2              Changes in Securities                                     25
ITEM 3              Defaults Upon Senior Securities                           27
ITEM 4              Submission of Matters to a Vote of Security Holders       27
ITEM 5              Other Information                                         27
ITEM 6              Exhibits and Reports on Form 8-K                          28
SIGNATURES                                                                    29
EXHIBIT INDEX                                                                 30
EXHIBIT 10.1                                                                  31
EXHIBIT 31.1                                                                  33
EXHIBIT 31.2                                                                  34
EXHIBIT 32                                                                    35

                                  GENERAL NOTE

      This Amendment No.1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, is being filed for the purpose of (i) correcting certain values contained on the balance sheet at March 31, 2004; statements of stockholders' deficit; and statements of cash flows, which were inaccurately transcribed in the preparation of the original filing of this report, (ii) eliminating certain unnecessary line items from the statements of cash flows and
(iii) rounding certain values contained in Part I, Item 2, for consistency of presentation of such values.

                                     PART I

Item 1. Financial Statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS


                                                                          March 31,        December 31,
                                                                            2004             2003
                                                                         (unaudited)       (unaudited)
                                                                         -----------       -----------
CURRENT ASSETS

      Cash and Cash Equivalents                                          $        282    $        671

                                                                         ------------    ------------
                     Total Current Assets                                         282             671
                                                                         ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                        --              --
                                                                         ------------    ------------

OTHER ASSETS

      Marketing Database                                                           --              --
      Med Wireless License                                                         --              --
                                                                         ------------    ------------
                     Total Other Assets                                            --              --
                                                                         ------------    ------------
TOTAL ASSETS                                                             $        282    $        671
                                                                         ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                              $  1,382,655    $  1,256,475
      Notes Payable                                                         1,582,100       1,605,000
      Discount on Note, Net                                                        --         (62,131)
      Debentures Payable, Net                                                  26,151         125,000
                                                                         ------------    ------------
                         Total Current Liabilities                          2,990,906       2,924,344
                                                                         ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and

           Outstanding at March 31, 2004 and December 31, 2003                    375             375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 46,322,736 and 36,386,486  Shares Issued

           At March 31, 2004 and December 31, 2003, respectively               30,633          23,976
      Additional Paid-In Capital                                           23,398,361      23,002,818
      Accumulated Deficit                                                 (26,292,989)    (25,823,838)
      Treasury Stock, at cost, 44,900 Shares Held as of March 31,
      2004 and December 31, 2003                                             (127,004)       (127,004)
                                                                         ------------    ------------
                     Total Shareholders' Equity                            (2,990,624      (2,923,673)
                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        282    $        671
                                                                         ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2004 AND 2003


                                                                For the period ending    March 31
                                                                         2004              2003
                                                                     (unaudited)       (unaudited)
                                                                     -----------       -----------
Revenue

      Rental Income                                                 $         --                --
                                                                    ------------      ------------
                     Total Revenues                                           --                --
                                                                    ------------      ------------

Costs and Expenses

      Selling, General and Administrative                                368,596         1,088,637
      Depreciation, Depletion and Amortization                                --                --
                                                                    ------------      ------------
                     Total Costs and Expenses                            358,596         1,088,637
                                                                    ------------      ------------

Loss from operations                                                    (358,596)       (1,088,637)
                                                                    ------------      ------------

Other Income and Expense

      Interest Expense                                                  (105,156)          (35,082)
      Other Income                                                         4,600                --
                                                                    ------------      ------------
                     Net Other Expense                                  (100,556)          (35,082)
                                                                    ------------      ------------

Loss Before Income Taxes                                                (469,152)       (1,123,719)

Provision for Income Taxes (Benefit)                                          --                --
                                                                    ------------      ------------
Net Loss from Continuing Operations                                     (469,152)       (1,123,719)
                                                                    ------------      ------------

Loss from Discontinued Operations

(Includes $217,250 of depreciation and amortization expense and
$3,693,250 of impairment charge of intangible assets)                         --        (3,877,973)
                                                                    ------------      ------------
Net Loss                                                            $   (469,152)     $ (5,001,692)
                                                                    ============      ============

Loss Per Common Share - Basic and Diluted

      Loss per share from Continuing Operations                     $      (0.01)     $      (0.05)
                                                                    ============      ============
      Loss per share from Discontinued Operations                   $      (0.00)     $      (0.19)
                                                                    ============      ============
      Net Loss per Share, rounding                                  $      (0.01)     $      (0.24)
                                                                    ============      ============
      Weighted Average Common Share Equivalents Outstanding           38,618,877        21,013,109
                                                                    ============      ============


     See accompanying notes to unaudited consolidated financial statements.


                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2004

                               Preferred Stock                  Common Stock
                               ---------------                  ------------
                              Number         Par            Number          Par          Additional        Retained
                                of          Value             of            Value         Paid-In          Earnings       Treasury
                              Shares        $.00067         Shares        $.00067         Capital          (Deficit)       Stock
                              ----------   ---------        ------        --------       --------          ---------       ------
BALANCE DECEMBER 31, 2003       559,322         375       36,386,486      $23,976       $23,002,818    $ ( 25,823,838)    $(127,004)

STOCK ISSUED FOR SERVICES                                  9,180,000        6,151           360,898

CONVERSION OF
 DEBENTURES                                                  600,000          402            29,598

SALE OF COMMON STOCK                                         156,250          104             5,047

NET LOSS                                                                                                    (469,152)
                              ----------   --------      -----------      -------       -----------     -------------    ----------
BALANCE MARCH 31, 2004          559,322    $    375       46,322,736      $30,633       $23,398,361    $ (26,292,989)   $  (127,004)
                            ===========    ========      ===========      =======       ===========     =============    ===========



     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2004 AND 2003


                                                                                    Three Month Period Ending
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                     2004               2003
                                                                                  (unaudited)        (unaudited)
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                        $  (469,152)     $(5,001,692)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

        Issuance of Stock for Services                                                298,350        1,473,515
        Cancellation of prior year warrant compensation
        Write Down of Idle Furniture, Fixtures and Office Equipments

                                                                                           --           20,292
        Loss on disposal of Discontinued Operations
                                                                                           --        3,877,973
        Amortization of Discount on Note                                               62,131
        Increase (Decrease) in Accounts Payable and Accrued Expenses                  126,180         (532,907)
                                                                                  -----------      -----------
      Net Cash Used In Operating Activities                                            17,511         (162,819)
                                                                                  -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

                                                                                  -----------      -----------
      No Cash Used In or Provided by Investing Activities                                  --               --
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Payments to reduce Note Payable                                                 (22,900)
      Proceeds from Sale of Common Stock                                                5,000
      Proceeds from Sale of Preferred Stock                                           169,011
                                                                                  -----------      -----------
      Net Cash Provided By Financing Activities                                       (17,900)         169,011
                                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (389)           6,192

CASH AND CASH EQUIVALENTS - BEGINNING                                                     671              521
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING                                                $       282      $     6,713
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:

  Interest                                                                        $        --
                                                                                  ===========      ===========
  Income Taxes                                                                    $        --
                                                                                  ===========      ===========

Conversion of Debentures and Accrued Interest to Capital                          $    98,849
                                                                                  ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                  - 11 -

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 6. Subsequent Events

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Results of Operations

      The Company had no revenues from continuing operations during the three-month period ended March 31, 2004, compared to $35,000 during the three-month period ended March 31, 2003. This decrease in revenue is attributable to the fact that NuWay Sports marketed the Med Wireless and PRLS technologies and generated $35,000 of revenue in the three-month period ended March 31, 2003, whereas the technologies were abandoned prior to the commencement of the three-month period ended March 31, 2004. NuWay Sports is now held for sale; consequently the results of operations related to this subsidiary have been reclassified in our consolidated statement of operations as a loss from discontinued operations.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses were $369,000 for the three-month period ended March 31, 2004, compared to $1,089,000 for the three-month period ended March 31, 2003. This decrease is primarily attributable to the fact that the Company discontinued operations in 2003 and therefore incurred lower operating expenses in 2004. The largest components of these expenses were:

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

                  b. Consulting Expenses: These expenses were $3,000 for the three-month period ended March 31, 2004, compared to $548,000 for the three-month period ended March 31, 2003, a decrease of $545,000. This decrease is primarily attributable to the Company's lack of continuing business operations in 2004. Consulting expense for the three-month period ended March 31, 2004 included $140,000 of expense related to the issuance of the Company's common stock, which was offset by a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock totaling $142,000. There were 3,800,000 shares issued related to the consulting expense recorded for the three-month period ended March 31, 2004.

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

      Discontinued Operations

      As discussed above and in the notes to our consolidated financial statements contained in this report, we have disposed of all of our operating entities or discontinued all of our operations. The Company recorded a loss from discontinued operations for the three-month period ended March 31, 2003 of $3,878,000, and a net loss from continuing operations for the three-month period ended March 31, 2003 of $1,124,000.

      Net Loss

      Net loss for the three-month period ended March 31, 2004 was $469,000, or $(0.01) per share, compared to a net loss of $5,002,000, or $(0.24) per share for the three-month period ended March 31, 2003.

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

      Prior to the original maturity date of the Augustine Loan, the Company spoke with representatives of the Augustine Fund and advised them that the Company was unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine Fund's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock. The Company recorded $14,000 of interest expense as of March 31, 2004, related to the Augustine Loan.

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

Item 4. Submission Of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      The exhibits listed below are attached hereto and filed herewith:

Exhibit No.                      Description
-----------                      -----------

10.1 Unsecured Promissory Note dated March 7, 2005 in favor of Dennis Calvert.(previously filed as an exhibit to the Quaterly Report on Form 10-QSB for the quater ended March 31, 2004, originally filed with the SEC on March 18, 2005.)

31.1* Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2* Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32* Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
----------
* Filed herewith

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


                                                NUWAY MEDICAL, INC.

Date:  March 23, 2005                     By:   /s/ Dennis Calvert
                                                --------------------------------
                                                Dennis Calvert
                                                President, Chief Executive
                                                Officer and Interim Chief
                                                Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

31.1 Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2 Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32 Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).