Form 10QSB
period 2004-06-30
NUWAY MEDICAL INC
filed 2005-03-24
CIK 880242

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _x_

      The number of shares of the Registrant's Common Stock outstanding as of June 30, 2004 was 46,322,736 shares and as of March 23, 2005 was 51,822,736 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1         Financial Statements                                           3
ITEM 2         Management's Discussion and Analysis                          13
ITEM 3         Controls and Procedures                                       23
                                     PART II
ITEM 1         Legal Proceedings                                             25
ITEM 2         Changes in Securities                                         26
ITEM 3         Defaults Upon Senior Securities                               28
ITEM 4         Submission of Matters to a Vote of Security Holders           28
ITEM 5         Other Information                                             28
ITEM 6         Exhibits and Reports on Form 8-K                              28
SIGNATURES                                                                   29
EXHIBIT INDEX                                                                30
EXHIBIT 31.1                                                                 31
EXHIBIT 31.2                                                                 32
EXHIBIT 32                                                                   33


See accompanying notes to unaudited consolidated financial statements.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003


                                                            ASSETS
                                                                                                  June 30,      December 31,
                                                                                                    2004           2003
                                                                                                 (unaudited)    (unaudited)
                                                                                                ------------    ------------
CURRENT ASSETS
        Cash and Cash Equivalents                                                               $        182    $        671
                                                                                                ------------    ------------
                         Total Current Assets                                                            182             671
                                                                                                ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                                               --              --
                                                                                                ------------    ------------
OTHER ASSETS
        Marketing Database                                                                                --              --
        Med Wireless License                                                                              --              --
                                                                                                ------------    ------------
                         Total Other Assets                                                               --              --
                                                                                                ------------    ------------
TOTAL ASSETS                                                                                    $        182    $        671
                                                                                                ============    ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable and Accrued Expenses                                                   $  1,722,483    $  1,256,475
        Notes Payable                                                                              1,572,100       1,605,000
        Discount on Note, Net                                                                             --         (62,131)
        Debentures Payable, Net                                                                       26,151         125,000
                                                                                                ------------    ------------
                         Total Current Liabilities                                                 3,320,734       2,924,344
                                                                                                ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
        Convertible Preferred Series A, $.00067 Par Value, 25,000,000
             Shares Authorized, 559,322  Shares Issued and
             Outstanding at June 30, 2004 and December 31, 2003                                          375             375
        Common Stock, $.00067 Par Value, 100,000,000 Shares
             Authorized, 46,322,736 and 36,386,486  Shares Issued
             At June 30, 2004 and December 31, 2003, respectively                                     30,633          23,976
        Additional Paid-In Capital                                                                23,398,361      23,002,818
        Accumulated Deficit                                                                      (26,622,917)    (25,823,838)
        Treasury Stock, at cost, 44,900 Shares Held as of June 30, 2004 and December 31, 2003       (127,004)       (127,004)
                                                                                                ------------    ------------
                         Total Shareholders' Equity                                               (3,320,552)     (2,923,673)
                                                                                                ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $        182    $        671
                                                                                                ============    ============


See accompanying notes to unaudited consolidated financial statements.

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003



                                                            Three Months                    Six Months
                                                           Ended June 30,                  Ended June 30,
                                                        2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue
               Total Sales                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------
Costs and Expenses
      Selling, General and Administrative                282,610         864,496         621,205       1,953,133
      Depreciation and Amortization                           --              --              --              --
                                                    ------------    ------------    ------------    ------------
               Total Costs and Expenses                  282,610         864,496         621,205       1,953,133
                                                    ------------    ------------    ------------    ------------

Operating (Loss)                                        (282,610)       (864,496)       (621,205)     (1,953,133)
                                                    ------------    ------------    ------------    ------------

Other (Expenses) Income
     Interest (Expense) Income                           (47,318)             --        (152,474)        (74,955)
      Other Income                                            --              --           4,600              --
                                                    ------------    ------------    ------------    ------------
               Net Other (Expenses)                      (47,318)             --        (147,874)        (74,955)
                                                    ------------    ------------    ------------    ------------

(Loss) Income Before Income Taxes                       (329,928)       (904,369)       (799,079)     (2,028,088)
Income Taxes (Provision) Benefit                              --              --              --              --
                                                    ------------    ------------    ------------    ------------
Net (Loss) Income from Continuing Operations            (329,928)       (904,369)       (799,079)     (2,028,088)
                                                    ------------    ------------    ------------    ------------

Discontinued Operations (Note 2)                              --        (213,888)             --      (4,091,861)
                                                    ------------    ------------    ------------    ------------
Net (Loss)                                          $   (329,928)   $ (1,118,257)   $   (799,079)   $ (6,119,949)
                                                    ============    ============    ============    ============

Loss Per Common Share - Basic and Diluted
      Loss per share from Continuing Operations             (.01)   $       (.03)           (.02)   $       (.08)
                                                    ============    ============    ============    ============
      Loss per share from Discontinued Operations           (.00)   $       (.01)           (.00)   $       (.16)
                                                    ============    ============    ============    ============
      Net Loss per Share, rounding                          (.01)   $       (.04)           (.02)   $       (.24)
                                                    ============    ============    ============    ============
      Weighted Average Common Share
           Equivalents Outstanding                    45,716,486      30,775,820      45,716,486      25,982,882
                                                    ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                  FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2004



                                       Preferred Stock           Common Stock
                                      ------------------    --------------------------
                                      Number       Par        Number          Par        Additional      Retained
                                        of        Value         of           Value         Paid-In        Earnings        Treasury
                                      Shares     $.00067      Shares        $.00067        Capital       (Deficit)         Stock
                                      -------    -------    -----------   -----------    -----------    ------------     ---------
BALANCE DECEMBER 31, 2003             559,322        375     36,386,486    $    23,976    $23,002,818    $(25,823,838)    $(127,004)

STOCK ISSUED FOR SERVICES                                     9,180,000          6,151        360,898

CONVERSION OF DEBENTURES                                        600,000            402         29,598

SALE OF COMMON STOCK                                            156,250            104          5,047

NET LOSS                                                                                                     (799,079)
                                      -------    -------    -----------    -----------    -----------    ------------     ---------
BALANCE JUNE 30, 2004                 559,322    $   375     46,322,736    $    30,633    $23,398,361    $(26,622,917)    $(127,004)
                                      =======    =======    ===========    ===========    ===========    ============     =========



See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDING

                             JUNE 30, 2004 AND 2003

                                                                                                       Six Month Period Ending
                                                                                                               June 30,
                                                                                                     ------------------------------
                                                                                                        2004               2003
                                                                                                     (unaudited)        (unaudited)
                                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                                                                         $  (799,079)       $(6,119,949)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
                 Issuance of Stock for Services                                                          360,898          1,731,504
                 Cancellation of prior year warrant compensation
                 Write Down of Idle Furniture, Fixtures and Office Equipments                                 --              4,276
                 Loss on disposal of Discontinued Operations                                                  --          4,117,750
                 Amortization of Discount on Note                                                         62,131              8,348
                 Increase (Decrease) in Accounts Payable and Accrued Expenses                            393,461           (209,450)
                                                                                                     -----------        -----------
           Net Cash Used In Operating Activities                                                          17,411           (467,521)
                                                                                                     -----------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

           No Cash Used In or Provided by Investing Activities                                                --                 --
                                                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

           Funds from Loan                                                                                    --            350,000
           Payments to reduce Note Payable                                                               (22,900)                --
           Proceeds from Sale of Common Stock                                                              5,000                 --
           Proceeds from Sale of Preferred Stock                                                              --            279,663
                                                                                                     -----------        -----------
           Net Cash Provided By Financing Activities                                                     (17,900)           629,663
                                                                                                     -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (489)           162,142

CASH AND CASH EQUIVALENTS - BEGINNING                                                                        671                521
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS - ENDING                                                                   $       182        $   162,663
                                                                                                     ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:

    Interest                                                                                         $        --        $        --
                                                                                                     ===========        ===========
    Income Taxes                                                                                     $        --        $        --
                                                                                                     ===========        ===========
Conversion of Debentures and Accrued Interest to Capital                                             $    98,849        $        --
                                                                                                     ===========        ===========


See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

         Certain reclassifications have been made to prior period amounts to conform with the current period presentation. The results of operations for the three-month period ended June 30, 2003 gives effect to the Company's discontinued operations.

NOTE 2.  BUSINESS AND ORGANIZATION

         OUTLOOK

         As of June 30, 2004, and as of February 28, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations.

         These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003, 2004 and as of February 28, 2005, the Company had limited liquid and capital resources while seeking acquisition opportunities.

         Cash and cash equivalents totaled $182 at June 30, 2004. The Company had no revenues in the six-month period ended June 30, 2004 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

         For the six-month period ended June 30, 2004, the Company raised $71,959. During the remainder of 2004, the Company raised an additional $149,074, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

NOTE 3.  2004 STOCK COMPENSATION PLAN SHARE ISSUANCE

         During the six-month period ended June 30, 2004, the Company issued 9,180,000 shares of its common stock to approximately 14 individuals, comprised of consultants, directors and employees. Of this amount, 5,980,000 shares were issued from the Company's 2004 Equity Plan and the Company recorded a selling, general and administrative expense in the amount of $333,000 for such issuances. During the six-month period ended June 30, 2003, the Company issued 2,330,000 shares of its common stock to approximately 9 individuals, comprised of consultants and advisory board members. All of these shares were issued from the Company's 2003 stock compensation plan, and the Company recorded a selling, general and administrative expense in the amount of $243,000 for such issuances. Of the $333,000 recorded in the six-month period ended June 30, 2004, $135,000 related to consulting services, $80,000 related to Board of Directors expense, and $118,000 related to salary expense. Of the $243,000 recorded for the six-month period ended June 30, 2004, $88,000 related to consulting services, $30,000 related to advisory board expense, none related to salary expense, and $125,000 related to legal expense.

NOTE 4.  DUE TO PRESIDENT - UNREIMBURSED BUSINESS EXPENSES

         The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the six-month period ended June 30, 2004, Mr. Calvert loaned to the Company $104,906. From October, 2003 to February 28, 2005, Mr. Calvert loaned the Company a total of $143,141. As of June 30, 2004, and February 28, 2005, the Company repaid $105 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        NUWAY MEDICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LITIGATION

         In May 2004, the Company was sued by Flight Options, Inc., a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty. The Company has settled with plaintiff Flight Options pursuant to a stipulation that allows the Company to either pay to Flight Options $100,000 on or before August 5, 2005, or allow Flight Options to file a judgment against the Company for $163,310. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date in which it must pay $100,000 to Flight Options. While the Company believes that it has meritorious positions in this litigation against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

         Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of June 30, 2004, and we undertake no duty to update this information.

PLAN OF OPERATIONS

         OVERVIEW

         The Company had no continuing business operations as of June 30, 2004 and as of February 28, 2005. Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, but primarily due to its lack of adequate capital and the inability to secure financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose or discontinue through sales or other means, these acquisitions, including the Company's attempt to develop and market the 15-year licensing rights acquired from Med Wireless, Inc. (Med Wireless) in July 2002. The Med Wireless technology consists of software that is compliant with HIPAA, to electronically organize, store and retrieve medical records and medical images. During 2003, management of the Company deemed it necessary to discontinue the Company's attempt to develop and market the Med Wireless and Player Record Library System ("PRLS") technologies.

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

         As a result of the dramatic change in direction of the Company's scope and focus, the abandonment of its technologies and the discontinuance of its remaining operating businesses, comparisons of year-to-year and quarter-to-quarter results of operations are not meaningful. Thus the activity in the three- and six-month periods ended June 30, 2004 is not comparable to the three- and six-month periods ended June 30, 2003.

RESULTS OF OPERATIONS

         The Company had no revenues from continuing operations during the three- and six-month periods ended June 30, 2004, compared to $5,500 in revenue during the three- and six-month periods ended June 30, 2003. This decrease in revenue is attributable to the fact that NuWay Sports marketed the Med Wireless and PRLS technologies and generated $5,500 of revenue in the three-month period ended June 30, 2003, whereas the technologies were abandoned prior to the commencement of the six-month period ended June 30, 2004. NuWay Sports is now held for sale; consequently the results of operations related to this subsidiary have been reclassified in our consolidated statement of operations as a loss from discontinued operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses were $283,000 and $651,000 for the three- and six-month periods ended June 30, 2004, respectively, compared to $824,000 and $1,953,000 for the three- and six-month periods ended June 30, 2003, respectively. This decrease is primarily attributable to the fact that the Company discontinued operations in 2003 and therefore incurred lower operating expenses in 2004. The largest components of these expenses were:

                  a. Salaries and Payroll-Related Expenses: These expenses were $52,000 and $230,000 for the three- and six-month periods ended June 30, 2004, compared to $79,000 and $133,000 for the three- and six-month periods ended June 30, 2003, a decrease of $27,000 and an increase of $97,000, respectively. The $97,000 increase for the six-month period (and the decrease in the three-month period) is almost entirely attributable to an expense recorded by the Company for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000, and relates to the efforts by management to obtain additional financing, comply with SEC reporting requirements, and find a viable merger candidate.

                  b. Consulting Expenses: These expenses were $12,000 and $15,000 for the three- and six-month periods ended June 30, 2004, compared to $452,000 and $586,000 for the three- and six-month periods ended June 30, 2003, a decrease of $440,000 and $571,000, respectively. This decrease is primarily attributable to the Company's lack of continuing business operations in 2004. There were 0 and 3,800,000 shares issued related to the consulting expense recorded for the three- and six-month periods ended June 30, 2004, respectively.

                  c. Legal Expenses: These expenses were $49,000 and $206,000 for the three and six-month periods ended June 30, 2004, compared to $175,000 and $488,000 for the three- and six-month periods ended June 30, 2003, a decrease of $126,000 and $282,000, respectively. This decrease is primarily attributable to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances to consultants.

                  d. Settlement Charge: These expenses were $163,000 and $0 for the three and six-month periods ended June 30, 2004, compared to $0 and $0 for the three- and six-month periods ended June 30, 2003, an increase of $163,000 and $0, respectively. This increase is attributable to the settlement reached in the Flight Options,Inc. litigation, in which the Company may be obligated to pay up to approximately $163,000 to Flight Options,Inc. (See Part II, Item 1 "Legal Proceedings" below.)

         EXPENSES ASSOCIATED WITH STOCK ISSUED FOR SERVICES

         During the three- and six-month periods ended June 30, 2004, the Company issued 0 and 9,180,000 shares of its common stock, respectively, to approximately 14 individuals, comprised of consultants, directors and employees. Of this amount for the six-month period ended June 30, 2004, 5,980,000 shares were issued from the Company's 2004 Equity Plan and the Company recorded a selling, general and administrative expense in the amount of $333,000 for such issuances. During the three- and six-month periods ended June 30, 2003, the Company issued 2,330,000 and 11,217,329 shares of its common stock to approximately 39 individuals, comprised of employees, directors, consultants and advisory board members. These shares were issued from the Company's 2002 and 2003 stock compensation plans. With respect to these issuances, the Company recorded a selling, general and administrative expense in the amount of $243,000 and $1,257,000 for the three- and six-month periods ended June 30, 2003. Of the $333,000 recorded in the six-month period ended June 30, 2004, $135,000 related to consulting services, $80,000 related to Board of Directors expense, and $118,000 related to salary expense. Of the $243,000 recorded for the six-month period ended June 30, 2003, $88,000 related to consulting services, $30,000 related to advisory board expense, none related to salary expense, and $125,000 related to legal expense.

         DISCONTINUED OPERATIONS

         As discussed above and in the notes to our consolidated financial statements contained in this report, we have disposed of all of our operating entities or discontinued all of our operations. The Company recorded a loss from discontinued operations for the three-month period ended June 30, 2003 of $214,000, and a net loss from continuing operations for the three-month period ended June 30, 2003 of $904,000.

         NET LOSS

         Net loss for the three- and six-month periods ended June 30, 2004 was $330,000 and $799,000 or $(0.01) and $(0.02) per share respectively.
Comparatively, for the three- and six-month periods ended June 30, 2003, the net loss was $1,118,000 and $6,112,000, respectively, or $(0.04) per share, and $(0.24) per share.

         The Company has relied upon its 2004 Equity Plan to compensate consultants and employees who have assisted in developing and executing the Company's business plan. This reliance, together with issuances of stock by the Company other than pursuant to these plans, has significantly narrowed the loss per share by increasing the total number of the Company's outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         Cash and cash equivalents totaled $182 at June 30, 2004. We had no revenues in the three- and six-month periods ended June 30, 2004 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

         Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

         For the three- and six-month periods ended June 30, 2004, the Company raised $37,947 and $109,906. During the remainder of 2004, the Company raised an additional $111,127, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

         STRAIGHT DEBT FINANCING

         The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the three- and six-month period ended June 30, 2004, Mr. Calvert loaned to the Company $37,947 and $104,906, respectively. From October, 2003 to February 28, 2005, Mr. Calvert loaned the Company a total of $143,141. As of June 30, 2004, and February 28, 2005, the Company repaid $105 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

         CONVERTIBLE DEBT FINANCING

         For the three- and six-month periods ended June 30, 2004, the Company did not raise any funds through convertible debt financing. During the remainder of 2004, the Company raised $60,000 and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date, the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note. If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8). Please see Part II, Item 2 "Changes in Securities".

         EQUITY FINANCING

         During the three- and six-month periods ended June 30, 2004, the Company received gross and net proceeds of $0 and $5,000, respectively, from the sale of 156,250 shares of its common stock which were restricted and unregistered. During the remainder of 2004, the Company received gross and net proceeds of $50,000 from the sale of 5,000,000 shares of its common stock which were restricted and unregistered. Please see Part II, Item 2 "Changes in Securities".

         OTHER OBLIGATIONS

         Significant debt obligations at June 30, 2004 included:

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

                  (iii) approximately $26,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

                  (iv) $32,100 due to a former advisory board member, reduced from a promissory note dated November 20, 2003 in the principle amount of $65,000.

         For the three- and six-month periods ended June 30, 2004, there was $47,000 and $90,000, respectively, of accrued interest recorded related to these obligations. As of December 31, 2004, there was $189,000 of accrued interest recorded related to these obligations.

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

         Prior to the original maturity date of the Augustine Loan, the Company spoke with representatives of the Augustine Fund and advised them that the Company was unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine Fund's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock. The Company recorded $29,000 and $42,000 of interest expense for the three- and six-month periods ended June 30, 2004, related to the Augustine Loan.

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

         In conjunction with the Company's January 31, 2004 purchase of Premium Medical Group ("PMG") (later rescinded in October 2004), and as a condition to that transaction, the Premium Medical Group shareholders (the "PMG Shareholders") required the Company to convert the note so as to eliminate the obligation from the Company's balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including (i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

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

         In October 2004, the Company, PMG and the PMG Shareholders rescinded the Stock Purchase Agreement. Because the board of director's decision to convert the Note was based in part on the requirements of the PMG Stock Purchase Agreement, the board on October 28, 2004, determined not to convert the Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Note indefinitely until the Company's status changed.

         Accordingly, as of June 30, 2004, the principal amount of the loan, together with $57,200 in accrued but unpaid interest, had not been repaid.

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

         In May 2004, the Company was sued by Flight Options, Inc.("Flight Options"), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty.

         On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date on which it must pay $100,000 to Flight Options. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2004, the Company was in default on the following senior securities:

         (a) $32,100 due to a former advisory board member on a promissory note dated November 20, 2003 which matured on February 18, 2004. As of the date of this filing, the amount owed on this indebtedness is $35,000. On February 10, 2004, the maturity date of this note was extended to February 3, 2006.

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

             None.

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