Form 10QSB
period 2004-09-30
NUWAY MEDICAL INC
filed 2005-04-01
CIK 880242

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-19709


                               NUWAY MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                    65-0159115
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


 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.0067 PARVALUE.

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares of the Registrant's Common Stock outstanding as of September 30, 2004 was 51,322,736 shares and as of March 31, 2005 was 51,822,736 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE

                                     PART I

ITEM 1                  Financial Statements                                   3
ITEM 2                  Management's Discussion and Analysis                  13
ITEM 3                  Controls and Procedures                               23

                                     PART II

ITEM 1                  Legal Proceedings                                     24
ITEM 2                  Changes in Securities                                 25
ITEM 3                  Defaults Upon Senior Securities                       27
ITEM 4                  Submission of Matters to a Vote of Security Holders   27
ITEM 5                  Other Information                                     27
ITEM 6                  Exhibits and Reports on Form 8-K                      27
SIGNATURES                                                                    28
EXHIBIT INDEX                                                                 29
EXHIBIT 10.1                                                                  30
EXHIBIT 31.1                                                                  32
EXHIBIT 31.2                                                                  33
EXHIBIT 32                                                                    34

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                       September 30,    December 31,
                                                                            2004            2003
                                                                        (unaudited)     (unaudited)
                                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS
      Cash and Cash Equivalents                                         $        232    $        671

                                                                        ------------    ------------
                     Total Current Assets                                        232             671
                                                                        ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                       --              --
                                                                        ------------    ------------

OTHER ASSETS
      Marketing Database                                                          --              --
      Med Wireless License                                                        --              --
                                                                        ------------    ------------
                     Total Other Assets                                           --              --
                                                                        ------------    ------------
TOTAL ASSETS                                                            $        232    $        671
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                             $  1,865,749    $  1,256,475
      Notes Payable                                                        1,572,100       1,605,000
      Discount on Note, Net                                                       --         (62,131)
      Debentures Payable, Net                                                 26,151         125,000
                                                                        ------------    ------------
                     Total Current Liabilities                             3,464,000       2,924,344
                                                                        ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and
           Outstanding at September 30, 2004 and December 31, 2003               375             375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 51,322,736 and 36,386,486 Shares Issued
           At September 30, 2004 and December 31, 2003, respectively          33,983          23,976
      Additional Paid-In Capital                                          23,420,011      23,002,818
      Accumulated Deficit                                                (26,791,133)    (25,823,838)
      Treasury Stock, at cost, 44,900 Shares Held as of September
           30, 2004 and December 31, 2003                                   (127,004)       (127,004)
                                                                        ------------    ------------
                     Total Shareholders' Equity                           (3,463,768)     (2,923,673)
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $        232    $        671
                                                                        ============    ============

   See accompanying notes to the unaudited consolidated financial statements

                       NUWAY MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                           Three Months                    Nine Months
                                                        Ended September 30,             Ended September 30,
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
                                                    (unaudited)     (unaudited)    (unaudited)     (unaudited)
Revenue                                                      --              --              --              --
                                                   ------------    ------------    ------------    ------------
           Total Sales                                       --              --              --              --
                                                   ------------    ------------    ------------    ------------

Costs and Expenses
     Selling, General and Administrative                119,912         551,089         771,117       2,122,883
     Depreciation and Amortization                           --              --              --              --
                                                   ------------    ------------    ------------    ------------

           Total Costs and Expenses                     119,912         551,089         771,117       2,122,883
                                                   ------------    ------------    ------------    ------------

Operating (Loss)                                       (119,912)       (551,089)       (771,117)     (2,122,883)
                                                   ------------    ------------    ------------    ------------

Other (Expenses) Income
     Interest (Expense) Income                          (48,304)       (121,568)       (200,778)       (196,523)
     Other Income                                            --              --           4,600              --
                                                   ------------    ------------    ------------    ------------
           Net Other (Expenses)                         (48,304)       (121,568)       (196,295)       (196,523)

                                                   ------------    ------------    ------------    ------------

(Loss) Income Before Income Taxes                      (168,216)       (672,657)       (967,295)     (2,319,506)
Income Taxes (Provision) Benefit                             --              --              --              --
                                                   ------------    ------------    ------------    ------------
Net (Loss) Income from Continuing Operations           (168,216)       (672,657)       (967,295)     (2,319,506)
                                                   ------------    ------------    ------------    ------------

Discontinued Operations                                      --        (333,349)             --      (4,806,549)
                                                   ------------    ------------    ------------    ------------
Net (Loss)                                         $   (168,216)   $ (1,006,006)   $   (967,295)   $ (7,125,955)
                                                   ============    ============    ============    ============

Loss Per Common Share - Basic and Diluted
     Loss per share from Continuing Operations             (.01)   $       (.02)           (.02)   $       (.07)
                                                   ============    ============    ============    ============
     Loss per share from Discontinued Operations           (.00)   $       (.01)           (.00)   $       (.18)
                                                   ============    ============    ============    ============
     Net Loss per Share, rounding                          (.01)   $       (.03)           (.02)   $       (.25)
                                                   ============    ============    ============    ============
     Weighted Average Common Share
          Equivalents Outstanding                    47,844,475      33,769,193      41,410,582      28,628,360
                                                   ============    ============    ============    ============

   See accompanying notes to the unaudited consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
               FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2004

                                   Preferred Stock               Common Stock
                              --------------------------   --------------------------
                                Number          Par           Number         Par         Additional      Retained
                                  of           Value            of          Value          Paid-In       Earnings        Treasury
                                Shares        $.00067         Shares       $.00067         Capital       (Deficit)        Stock
                             ------------   ------------   ------------  ------------   ------------   ------------    ------------
BALANCE DECEMBER 31, 2003         559,322            375     36,386,486  $     23,976   $ 23,002,818   $(25,823,838)   $   (127,004)

STOCK ISSUED FOR SERVICES                                     9,180,000         6,151        360,898

CONVERSION OF
    DEBENTURES                                                  600,000           402         29,598

SALE OF COMMON STOCK                                          5,156,250         3,454         26,697

NET LOSS                                                                                                   (967,295)
                             ------------   ------------   ------------  ------------   ------------   ------------    ------------
BALANCE SEPTEMBER 30, 2004        559,322   $        375     51,322,736  $     33,983   $ 23,420,011   $(26,791,133)   $   (127,004)
                             ============   ============   ============  ============   ============   ============    ============

   See accompanying notes to the unaudited consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDING
                           SEPTEMBER 30, 2004 AND 2003

                                                                                 Nine Month Period Ending
                                                                                      September 30,
                                                                                --------------------------
                                                                                   2004           2003
                                                                                (unaudited)    (unaudited)
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $  (967,295)   $(7,125,955)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
         Issuance of Stock for Services                                             360,898      2,162,984
         Cancellation of prior year warrant compensation
         Write Down of Idle Furniture, Fixtures and Office Equipments                    --          6,415
         Loss on disposal of Discontinued Operations                                     --      4,354,999
         Amortization of Discount on Note                                            62,131         93,092
         Increase (Decrease) in Accounts Payable and Accrued Expenses               536,727       (187,107)
                                                                                -----------    -----------
      Net Cash Used In Operating Activities                                          (7,539)      (695,572)
                                                                                -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                -----------    -----------
      No Cash Used In or Provided by Investing Activities                                --             --
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Funds from Loan                                                                    --        420,000
      Payments to reduce Note Payable                                               (22,900)            --
      Proceeds from Sale of Common Stock                                             30,000             --
      Proceeds from Sale of Preferred Stock                                              --        279,661
                                                                                -----------    -----------
      Net Cash Provided By Financing Activities                                       7,100        699,661
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (439)         4,089

CASH AND CASH EQUIVALENTS - BEGINNING                                                   671            521
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                              $       232    $     4,610
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
   Interest                                                                     $        --    $        --
                                                                                ===========    ===========
   Income Taxes                                                                 $        --    $        --
                                                                                ===========    ===========

Conversion of Debentures and Accrued Interest to Capital                        $    98,849    $        --
                                                                                ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation. The results of operations for the three- and nine-month periods ended September 30, 2003 gives effect to the Company's discontinued operations.

NOTE 2. BUSINESS AND ORGANIZATION

      OUTLOOK

      As of September 30, 2004, and as of March 31, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations.

      These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003, 2004 and as of March 31, 2005, the Company had limited liquid and capital resources while seeking acquisition opportunities.

      Cash and cash equivalents totaled $232 at September 30, 2004. The Company had no revenues in the nine-month period ended September 30, 2004 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

      Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

      For the nine-month period ended September 30, 2004, the Company raised $155,198. During the remainder of 2004, the Company raised an additional $65,835, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

NOTE 3. DUE TO PRESIDENT - UNREIMBURSED BUSINESS EXPENSES

      The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the nine-month period ended September 30, 2004, Mr. Calvert loaned to the Company $125,198. From October, 2003 to February 28, 2005, Mr. Calvert loaned the Company a total of $143,141. As of September 30, 2004, and February 28, 2005, the Company repaid $369 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

      As of March 31, 2005, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $244,900.

NOTE 4. SALES OF UNREGISTERED SECURITIES

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 5. SUBSEQUENT EVENTS

SALES OF UNREGISTERED SECURITIES

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      The case is ongoing at this time, although it has not been vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company had lacked the resources to do so. The Company entered into an agreement ("Legal Defense Agreement") in December 2004 such that Augustine II, LLC ("Augustine Fund") would pay for the legal expenses associated with the Company's defense and affirmative claims in this lawsuit (with the right to withdraw funding at any time), and in exchange would share any net proceeds awarded to the Company pursuant to a settlement or judgment. The sharing arrangement provides that Augustine Fund will recover first, out of any money available from recovery, its legal and out of pocket expenses related to the lawsuit; second, 85% of any additional amounts recovered up to $500,000; and third, 50% of amounts recovered beyond $500,000. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In May 2004, the Company was sued by Flight Options, Inc. ("Flight Options"), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty.

      On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date on which it must pay $100,000 to Flight Options. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

      Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of September 30, 2004, and we undertake no duty to update this information.

PLAN OF OPERATIONS

      OVERVIEW

      The Company had no continuing business operations as of September 30, 2004 and as of March 31, 2005. Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, but primarily due to its lack of adequate capital and the inability to secure financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose or discontinue through sales or other means, these acquisitions, including the Company's attempt to develop and market the 15-year licensing rights acquired from Med Wireless, Inc. (Med Wireless) in July 2002. The Med Wireless technology consists of software that is compliant with HIPAA, to electronically organize, store and retrieve medical records and medical images. During 2003, management of the Company deemed it necessary to discontinue the Company's attempt to develop and market the Med Wireless and Player Record Library System ("PRLS") technologies.

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

      As a result of the dramatic change in direction of the Company's scope and focus, the abandonment of its technologies and the discontinuance of its remaining operating businesses, comparisons of year-to-year and quarter-to-quarter results of operations are not meaningful. Thus the activity in the three- and nine-month periods ended September 30, 2004 is not comparable to the three- and nine-month periods ended September 30, 2003.

      RESULTS OF OPERATIONS

         The Company had no revenues from continuing operations during the three- and nine-month periods ended September 30, 2004, compared to no revenues from continuing operations during the three- and nine-month periods ended September 30, 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $120,000 and $771,000 for the three- and nine-month periods ended September 30, 2004, respectively, compared to $551,000 and $2,123,000 for the three- and nine-month periods ended September 30, 2003, respectively. This decrease is primarily attributable to the fact that in 2003 the Company had extraordinarily high consulting and legal expenses, primarily attributable to NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances to consultants, whereas in 2004 the Company operated as a shell corporation with operations consisting of seeking funding, maintaining the corporate entity, complying with the requirements of the SEC, and seeking merger and acquisition candidates or new business opportunities. The largest components of these expenses were:

            a. Salaries and Payroll-Related Expenses: These expenses were $52,000 and $282,000 for the three- and nine-month periods ended September 30, 2004, compared to $136,000 and $268,000 for the three- and nine-month periods ended September 30, 2003, a decrease of $84,000 and an increase of $14,000, respectively. The $14,000 increase for the nine-month period (and the decrease in the three-month period) is almost entirely attributable to an expense recorded by the Company for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000, and relates to the efforts by management to obtain additional financing, comply with SEC reporting requirements, and find a viable merger candidate.

            b. Consulting Expenses: These expenses were $5,000 and ($62,000) (as a result of certain cancellations of shares previously issued) for the three- and nine-month periods ended September 30, 2004, compared to $123,000 and $430,000 for the three- and nine-month periods ended September 30, 2003, a decrease of $118,000 and $492,000, respectively. This decrease is primarily attributable to the Company's lack of continuing business operations in 2004.

            c. Legal Expenses: These expenses were $44,000 and $250,000 for the three- and nine-month periods ended September 30, 2004, compared to $116,000 and $604,000 for the three- and nine-month periods ended September 30, 2003, a decrease of $72,000 and $354,000, respectively. This decrease is primarily attributable to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company's core business, and (iii) numerous stock issuances to consultants.

            d. Settlement Charge: These expenses were $0 and $163,000 for the three- and nine-month periods ended September 30, 2004, compared to $0 and $0 for the three- and nine-month periods ended September 30, 2003, an increase of $0 and $163,000, respectively. This increase is attributable to the settlement reached in the Flight Options, Inc. litigation, in which the Company may be obligated to pay up to approximately $163,000 to Flight Options, Inc. (See Part II, Item 1 "Legal Proceedings" below.)

      DISCONTINUED OPERATIONS

      As discussed above and in the notes to our consolidated financial statements contained in this report, we have disposed of all of our operating entities or discontinued all of our operations prior to the nine-month period ended September 30, 2004. The Company recorded a loss from discontinued operations for the three-month period ended September 30, 2003 of $333,000, and a net loss from continuing operations for the nine-month period ended September 30, 2003 of $4,807,000.

      NET LOSS

      Net loss for the three- and nine-month periods ended September 30, 2004 was $168,000 and $967,000, or $(0.01) and $(0.02) per share, respectively.
Comparatively, for the three- and nine-month periods ended September 30, 2003, the net loss was $1,006,000 and $7,126,000, respectively, or $(0.03) per share, and $(0.25) per share.

      The Company has relied upon its 2004 Equity Plan to compensate consultants and employees who have assisted in developing and executing the Company's business plan. This reliance, together with issuances of stock by the Company other than pursuant to these plans, has significantly narrowed the loss per share by increasing the total number of the Company's outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL

      Cash and cash equivalents totaled $232 at September 30, 2004. We had no revenues in the three- and nine-month periods ended September 30, 2004 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2004 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

      The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities.

      Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

      For the three- and nine-month periods ended September 30, 2004, the Company raised $45,292 and $155,198, respectively. During the remainder of 2004, the Company raised an additional $65,835, for a total of $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

      STRAIGHT DEBT FINANCING

      The Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the three- and nine-month period ended September 30, 2004, Mr. Calvert loaned to the Company $20,292 and $125,198, respectively. From October 2003 to February 28, 2005, Mr. Calvert loaned the Company a total of $143,141. As of September 30, 2004, and February 28, 2005, the Company repaid $369 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

      CONVERTIBLE DEBT FINANCING

      For the three- and nine-month periods ended September 30, 2004, the Company did not raise any funds through convertible debt financing. During the remainder of 2004, the Company raised $60,000 and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date, the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note. If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8). Please see
Part II, Item 2 "Changes in Securities".

      EQUITY FINANCING

      During the three- and nine-month periods ended September 30, 2004, the Company received $25,000 (gross and net proceeds) and $30,000 (gross and net proceeds), respectively, from the sale of 5,156,250 shares of its common stock which were restricted and unregistered. Please see Part II, Item 2 "Changes in Securities".

      OTHER OBLIGATIONS

      Significant debt obligations at September 30, 2004 included:

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

      For the three- and nine-month periods ended September 30, 2004, there was $48,000 and $139,000, respectively, of accrued interest recorded related to these obligations. As of December 31, 2004, there was $189,000 of accrued interest recorded related to these obligations.

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

      Prior to the original maturity date of the Augustine Loan, the Company spoke with representatives of the Augustine Fund and advised them that the Company was unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine Fund's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock. The Company recorded $19,000 and $50,000 of interest expense for the three- and nine-month periods ended September 30, 2004, related to the Augustine Loan.

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

      Accordingly, as of September 30, 2004, the principal amount of the loan, together with $73,504 in accrued but unpaid interest, had not been repaid.

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

      The case is ongoing at this time, although it has not been vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company had lacked the resources to do so. The Company entered into an agreement ("Legal Defense Agreement") in December 2004 such that Augustine II, LLC ("Augustine Fund") would pay for the legal expenses associated with the Company's defense and affirmative claims in this lawsuit (with the right to withdraw funding at any time), and in exchange would share any net proceeds awarded to the Company pursuant to a settlement or judgment. The sharing arrangement provides that Augustine Fund will recover first, out of any money available from recovery, its legal and out of pocket expenses related to the lawsuit; second, 85% of any additional amounts recovered up to $500,000; and third, 50% of amounts recovered beyond $500,000. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

      In May 2004, the Company was sued by Flight Options, Inc. ("Flight Options"), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty.

      On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date on which it must pay $100,000 to Flight Options. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of September 30, 2004, the Company was in default on the following senior securities:

      (a) $420,000 due to Augustine Fund pursuant to a Term Loan Agreement dated June 10, 2003. The maturity date on the promissory note first matured in February, 2004, was extended to August 2004, and in March 2005 was extended to May 1, 2006. (See Part I, Item 2, "Liquidity and Capital Resources" above.)

      (b) $32,100 due to a former advisory board member on a promissory note dated November 20, 2003 which matured on February 18, 2004. As of the date of this filing, the amount owed on this indebtedness is $35,000. On February 10, 2004, the maturity date of this note was extended to February 3, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits listed below are attached hereto and filed herewith:

EXHIBIT
NO.         DESCRIPTION
-------     --------------------------------------------------------------------
10.1        Letter Agreement with Augustine II, LLC, regarding the defense of two lawsuits filed against NuWay Medical, Inc.

31.1 Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2 Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32 Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

(a)   REPORTS ON FORM 8-K.

      On September 10, 2004, we filed with the SEC a Current Report on Form 8-K, regarding the termination of our auditors.

      On September 16, 2004, we filed with the SEC a Current Report on Form 8-K, regarding the engagement of Jeffrey S. Gilbert, CPA, as our auditor.

      On September 17, 2004, we filed with the SEC an amended Current Report on Form 8-K, regarding the termination of our auditors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         NUWAY MEDICAL, INC.


Date: March 31, 2005                     By: /s/ Dennis Calvert
                                             -----------------------------------
                                             Dennis Calvert
                                             President, Chief Executive Officer
                                             and Interim Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.         DESCRIPTION
-------     --------------------------------------------------------------------

10.1 Letter Agreement with Augustine II, LLC, regarding the defense of two lawsuits filed against NuWay Medical, Inc.

31.1 Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2 Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32 Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).