Form 10KSB
period 2004-12-31
NUWAY MEDICAL INC
filed 2005-06-29
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO _______

COMMISSION FILE NUMBER: 33-43423

NUWAY MEDICAL, INC.
(Name of Small Business Issuer in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2603 Main Street, Suite 1150, Irvine, CA 92614
(Address of principal executive offices, Zip Code)

Issuer’s telephone number, including area code: (949) 235-8062

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00067 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Issuer’s revenue for its most recent fiscal year: $ -0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2004 was $0.01.

The number of shares outstanding of the issuer’s class of common equity as of May 31, 2005 was 51,981,236.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Use of Forward Looking Statements in this Report

This Annual Report on Form 10-KSB (the “Annual Report”) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	business plans;

•	financing plans;

•	general and administrative expenses;

•	liquidity and sufficiency of existing cash;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

You can identify these and other forward-looking statements by the use of words such as “may,”“will,”“expects,”“anticipates,”“believes,”“estimates,”, “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The information contained in this Annual Report is as of December 31, 2004, unless expressly stated otherwise.

Overview

NuWay Medical, Inc., a Delaware corporation (the "Company") had no continuing business operations as of December 31, 2004. At this time, the Company is operating as a public shell and management is seeking merger and acquisition candidates with ongoing operations.

Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, primarily inadequate capital and the inability to raise sufficient financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose, through sales or other means, these acquisitions.

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

•
Limited capital resources in a prolonged period of difficulty in the capital markets, especially for small public companies, creating severe limitations on the Company's ability to maintain its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its business operations

•	Trying to exploit technologies or businesses that existed when the Company’s president, Dennis Calvert, took the helm of management

•	Determining which businesses were worth pursuing and which were not

•	Trying to acquire or develop new businesses

•	Because of the scarcity of cash on hand, using common stock and securities convertible into common stock to bring on board employees, directors, consultants, professional service provides and advisors

•	Because of the scarcity of cash on hand, using common stock and securities convertible into common stock to acquire businesses

•
Dealing with inquiries from the SEC regarding certain practices and transactions in the Company's past, including questions raised about any continued involvement of Mark Roy Anderson in the ongoing business of the Company

•	Dealing with the NASDAQ Qualifications Panel hearing process in May 2003

•	Dealing with the delisting of the Company's common stock from the NASDAQ Small Cap Market

•	Dealing with inquiries from the Federal Bureau of Investigations ("FBI") related to any past dealings with Mr. Anderson or his affiliates

•	Dealing with litigation with former officers of the Company and related litigation stemming from their leadership of the Company

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

Until April 2005, the Company also continued to deal with the effects of certain matters that arose (i) under prior management and (ii) from its business dealings with a former consultant and principal stockholder of the Company, Mark Roy Anderson.

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

Impaired Assets and Discontinued Businesses

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

Based on the rapid increase in the number of well-capitalized companies offering competing technologies, as well as the fact that the Company has been unable to continue funding any technology enhancements or development related to the Med Wireless technology, management came to believe that the Med Wireless technology had lost the ability to be a viable competing technology in its sector and that it was not in the Company's best interest to continue to pursue the Med Wireless technology. Moreover, management is doubtful if the Med Wireless technology will be considered of any significant value to a prospective buyer or licensee of the technology. The Company desires to sell this technology, if the opportunity presents itself, but expects to realize only nominal net proceeds, if any, for the technology.

In addition, the Company has abandoned its efforts to market a variety of products and services to the sports industry with an emphasis on health and technology related products. In 2003, the Company focused its primary efforts on developing and marketing PRLS, a technology product that is derived, in part, from the Med Wireless technology. In December 2002, the Company had established NuWay Sports, LLC ("NuWay Sports"), to develop and market the PRLS technology. NuWay Sports is owned 51% by the Company and 49% by former NFL football player Kenyon Rasheed. PRLS is a highly specialized electronic medical record and workflow process software application, designed to address the information technology needs of the sports industry relating to player health.

In 2004, the Company attempted to sell NuWay Sports to a third party; however, these negotiations were unsuccessful and a sale was not consummated. It is not likely that the Company will find a party to sell its interest in NuWay Sports. If it did, it is not likely that the Company would receive any up-front cash payments. It should also be noted that because Augustine II, LLC (the "Augustine Fund"), a creditor of the Company, has a lien on the Company's 51% membership interest in NuWay Sports, they would have to approve any such sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Please see Part II, Item 12, "Certain Relationships and Related Transactions” for more information regarding these businesses and the relationship between the Company and Mr. Anderson.

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

Employees

At December 31, 2004, the Company employed two full-time employees, reflecting the reduced operations of the Company at that time.

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

The Company will be required to obtain stockholder approval to approve certain material transactions and amend its charter to increase the authorized number of shares to approve a transaction with New Millennium, which is controlled by our President Dennis Calvert; raise funds; or effect a conversion of the convertible notes beyond the number of shares of common stock currently authorized but unissued. Obtaining stockholder approval is both costly and uncertain as to its success. The Company has attempted to secure stockholder votes for certain corporate actions in the past and has been unable to secure a quorum. As a result, the Company has been unable to effect certain material transactions, and this inability to act could threaten the viability of the Company.

If we acquire any business, we will be dependent upon market acceptance and competitive factors.

The success of any business the Company acquires or develops will be highly dependent upon, among other things, gaining market acceptance from customers that will use the company's products and services. More specifically, these factors include, among other things, how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of the Company's marketing activities.

Our common stock is thinly traded and largely illiquid.

In June 2003, our common stock was delisted from the NASDAQ SmallCap Market. Our stock currently trades on the Pink Sheets. The delisting has made it more difficult to buy or sell our stock and has lead to a significant decline in the frequency of trades and trading volume. The delisting will likely adversely affect the Company's ability to obtain financing in the future due to the decreased liquidity of the Company's shares. There can be no assurance when or if the Company's common stock will be quoted on the OTC Bulletin Board, in light of the public interest concerns previously raised by NASDAQ in connection with the delisting of the Company's shares.

Our common stock is subject to “penny stock” regulations that may affect the liquidity for our common stock.

Our common stock is subject to the rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading

•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price

•	a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

•	such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock

•	the compensation of the broker-dealer and its salesperson in the transaction

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock

•	the depth and liquidity of the market for such stock, and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

On June 28, 2002, Mr. Calvert was appointed president of the Company. At the same time, Joseph Provenzano, who at that time was an employee of Camden Holdings, another affiliate of Mr. Anderson, joined the Company's board of directors. In addition to the Med Wireless transaction, and as disclosed elsewhere in this Annual Report, entities that Mr. Anderson controls, including Camden Holdings, Genesis, Summit Oil and CVP, invested $250,000 in the Company, sold the Company additional assets and purchased the Company's previous operating businesses. See Part II, Item 12, "Certain Relationships and Related Transactions”. Although Mr. Anderson never served as an officer or director of the Company, he served as a consultant to the Company and received consulting fees in the form of an aggregate 1,241,884 shares of the Company's common stock. Since December 2002 Mr. Anderson has not been a consultant to the Company and since March 2003 has not been involved in any way in the Company's operations.

In the purchase agreement between Mr. Anderson, his affiliates and New Millennium in March 2003 (the "New Millennium Agreement"), Mr. Anderson represented that he was selling 100% of his stock to New Millennium and would no longer own any of the Company's stock. Mr. Calvert is the Manager and, together with his wife, the sole members of New Millennium, and this transaction was engaged in to eliminate Mr. Anderson as a stockholder of the Company and to remove him from any involvement in the operations of the Company.

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

Technically, under the terms of the New Millennium Agreement, it is possible that Camden Holdings or Mr. Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares (the "New Millennium Note"). See " Part II, Item 12, "Certain Relationships and Related Transactions”. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Camden Holdings and Mr. Anderson have not perfected their security interest in those shares. New Millennium has defaulted on the New Millennium Note. However, New Millennium believes that Camden Holdings failed to deliver all the shares of the Company held by Camden Holdings, and thus breached the terms of their purchase agreement, making the New Millennium Note void by its terms. In addition, the Augustine Fund is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

On or about May 17, 2003, the Company was served by a subpoena issued by the grand jury impaneled to investigate Mr. Anderson, requesting documents relating to Mr. Anderson and his affiliates, including Med Wireless, Camden Holdings, Summit Oil and Gas, and Summit Health Care. Additionally, the subpoena requested information relating to the identity of the Company's officers, directors, stockholders and consultants (legal, accounting and otherwise), and that the Company provide copies of its filings and correspondence with the SEC, the National Association of Securities Dealers and the NASDAQ Stock Market. The Company cooperated fully with that request by providing the requested information and intends to continue to fully cooperate with any future investigative requests.

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

In mid-2003, the Company was also informed by the Assistant United States Attorney handling the Investigation that Dennis Calvert and Joseph Provenzano were not considered "targets" of the Investigation; however, until their respective roles, if any, in the specific events being investigated are determined, they will be considered to be "subjects" of the Investigation, meaning that their conduct is believed by the U.S. Attorney's office to be "within the scope" of the grand jury's investigation.

Although neither the Company nor any of its officers or directors is currently the target of any criminal investigation, including the one described in the previous paragraph, there can be no assurance that such an investigation will not be undertaken. Additionally, although neither the Company nor its officers or directors have been contacted by either the U.S. Attorney's Office, or the FBI regarding the Investigation since mid-2003, neither the Company nor its officers and directors can be certain that such requests will not be made in the future. Furthermore, the ongoing Investigation has in the past occupied, and may in the future occupy, a significant amount of time of the Company and Messrs. Calvert and Provenzano, creating a distraction from the Company's business. The mere existence of the Investigation, not to mention the outcome thereof, depending upon such outcome, could have a material adverse effect on the Company.

The Company may have violated certain securities laws and is delinquent in its SEC filings.

While the Company and its management seek to operate fully within the scope of the law and fulfill any and all regulatory obligations, the Company has been subject to informal inquiries by the civil enforcement division of the SEC for possible securities violations in the past, including the acts of Mark Roy Anderson and its previous failure to timely file its reports under the Exchange Act. On or about August 19, 2004, the Company received a "Wells Notice" from the SEC that the Company is delinquent in its filing of periodic reports with the SEC and the staff of the SEC may recommend enforcement proceedings be commenced against the Company. Since that time, the Company has cured this delinquency. Although the SEC formally terminated its investigation on April 19, 2005, and recommended no enforcement action by the SEC against the Company, there can be no assurance that the SEC will not begin a new investigation into the Company should circumstances warrant.

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

On April 1, 2004, the Company terminated this lease. The Company's offices are currently located at 2603 Main Street, Suite 1150, Irvine, California 92614. The Company currently occupies space from a consultant at no cost to the Company.

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

The case is ongoing at this time, although it has not been vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company had lacked the resources to do so. The Company entered into an agreement (“Legal Defense Agreement”) in December 2004 such that Augustine Fund would pay for the legal expenses associated with the Company’s defense and affirmative claims in this lawsuit (with the right to withdraw funding at any time), and in exchange would share any net proceeds awarded to the Company pursuant to a settlement or judgment. The sharing arrangement provides that Augustine Fund will recover first, out of any money available from recovery, its legal and out of pocket expenses related to the lawsuit; second, 85% of any additional amounts recovered up to $500,000; and third, 50% of amounts recovered beyond $500,000. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

In May 2004, the Company was sued by Flight Options, Inc. (“Flight Options”), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation (“Devenshire”). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty.

On March 17, 2005, the Company settled the lawsuit with Flight Options pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. The Company’s claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date on which it must pay $100,000 to Flight Options. The Company’s Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

On December 4, 2004, the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. The case is in its beginning stage, and discovery has not yet been commenced. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From October 31, 1998 until June 10, 2003, the Company's common stock were listed on the NASDAQ Small Cap Market. Since such date, the Company's common stock has been quoted on the National Quotation Service Bureau, commonly known as the "pink sheets", under the symbol "NMED".

The table below represents the quarterly high and low bid prices for the Company's Common Stock and Warrants for the last two fiscal years as reported by NASDAQ through June 10, 2003 and as reported by Historical Stock Price Reports available at www.yahoo.com thereafter.

Common Stock High/Low Bid Prices:

2003	1st Quarter	$0.25	$0.10
	2nd Quarter	$0.14	$0.08
	3rd Quarter	$0.09	$0.05
	4th Quarter	$0.06	$0.04

2004	1st Quarter	$0.01	$0.01
	2nd Quarter	$0.01	$0.01
	3rd Quarter	$0.01	$0.01
	4th Quarter	$0.01	$0.01

The closing price for the Company's common stock on December 31, 2004 was $.01 per share. As of December 31, 2004, there were approximately 280 registered owners and of the Company's common stock.

At December 31, 2004, the Company also had the following warrants outstanding:

•
stock purchase warrants to purchase an aggregate 300,000 shares of the Company's common stock, which warrants had been issued in private offerings. These warrants permit the holder to purchase shares of common stock at an exercise price of $1.75 per share through December 11, 2005.

•
stock purchase warrants to purchase an aggregate 519,322 shares of the Company's common stock, which warrants had been issued in private offerings. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.20 per share through March 7, 2006 (120,000 shares) and April 15, 2006 (399,322 shares).

•
stock purchase warrants to purchase an aggregate 6,158,381 shares of the Company's common stock, which warrants had been issued in a private offering to the Augustine Fund. These warrants initially allowed for the holder to purchase shares of common stock at an exercise price of $0.16 per share through August 10, 2008, but were re-priced in 2004 (in conjunction with an extension of the financing provided by Augustine Fund) to $0.035 per share.

•
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

Sales of Unregistered Securities

The Company engaged in the following sales of unregistered securities during the fiscal year ended December 31, 2004:

In January 2004, The Company issued 30,000,000 shares of common stock to the Premium Medical Group Shareholders in connection with a transaction in which the Company acquired the outstanding stock of Premium Medical Group. This transaction has since been rescinded by the parties. See Note 15 to Notes to Consolidated Financial Statements.

In February 2004, the Company received gross and net proceeds of $5,000 from an individual investor in connection with the sale of 156,250 shares of the Company’s common stock. The issuance of the shares described above was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

In February, 2004, the Company issued 600,000 shares of its common stock to former convertible debenture holders to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company’s settlement obligations by approximately $17,000.

In February, 2004, the Company issued an unvested warrant to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company. Sachi International, Inc., has not met the conditions to vest the warrant.

In March 2004, the Company issued 200,000 shares to David Wiechert in exchange for professional services provided to the Company.

In March 2004, the Company issued 3,000,000 shares to three of its four directors in exchange for services provided to the Company.

In September, 2004, the Company received gross and net proceeds of $25,000 from two individual investors in connection with the sale of 5,000,000 shares of the Company’s common stock.

In October, 2004, the Company received gross and net proceeds of $50,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The note bears interest at a rate of 10% per annum, payable on the maturity date. The note can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note’s original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note (the “Buy Back Provision”). If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

The Company’s payment obligations under the note may be accelerated upon the following events: (i) the sale of the Company’s assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the agreement evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company’s default in any other loan obligation greater than $100,000; (v) the Company’s dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

In November, 2004, the Company received gross and net proceeds of $10,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

In December 2004, the Company issued 500,000 shares of its common stock to its remaining former convertible debenture holder to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company’s settlement obligations by approximately $8,700.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Sales of Unregistered Securities In 2005

In January 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued a convertible promissory note on substantially the same terms the previously described note.

Also in January 2005, the Company received gross and net proceeds of $75,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 18,000,000 shares of common stock (at $0.0042 per common share, rather than $0.005 per Series A Preferred share).

In February 2005, the Company amended its obligations to Dr. James Seay (the “noteholder”) under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note the Company was obligated to pay the noteholder $65,000. The Company has paid the noteholder $30,000 and the balance of $35,000 remains outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company’s common stock, or $.005 per share.

In February 2005, the Company received gross and net proceeds of $16,000 from three outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allow conversion into a total of 2,261,701 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

In February 2005, the Company received gross proceeds of $40,000 and net proceeds of $36,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 4,000,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

In April 2005, the Company received gross proceeds of $25,000 and net proceeds of $23,750 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 2,500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

In May 2005, the Company received gross and net proceeds of $50,000 and $47,500 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 7,142,857 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

In June 2005, the Company received gross and net proceeds of $5,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

In June 2005, the Company received gross and net proceeds of $100,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 13,000,000 shares of common stock (at approximately $0.008 per common share, rather than $0.005 per Series A Preferred share).

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes. Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	14,320,000
Total	0	0	14,320,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Form 10-KSB, particularly in "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of December 31, 2004, and we undertake no duty to update this information.

Plan of Operations

The Company had no continuing business operations as of December 31, 2004. At this time, the Company is operating as a public shell and management is seeking merger and acquisition candidates with ongoing operations.

Over the course of several years, the Company has attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, primarily inadequate capital and the inability to raise sufficient financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company. Management of the Company has elected to dispose, through sales or other means, these acquisitions, including the Company's attempt to develop and market the 15-year licensing rights acquired from Med Wireless in July 2002. Although the formal decision to discontinue these operations was made subsequent to December 31, 2003, the Company's financial statements for the year ended December 31, 2003 reflect a discontinued operations segment related to the abandonment of the exploitation of the Med Wireless and PRLS technologies after a charge to impairment in an amount equal to the remaining net book value of the acquired technology. See Note 3 to Notes to Consolidated Financial Statements.

Based on the rapid increase in the number of well-capitalized companies offering competing technologies, as well as the fact that the Company has been unable to continue funding any technology enhancements or development related to the Med Wireless technology, management came to believe that the technology had lost the ability to be a viable competing technology in its sector and that it was not in the Company's best interest to continue to pursue the Med Wireless technology. Moreover, management is doubtful if the Med Wireless technology will be considered of any significant value to a prospective buyer or licensee of the technology. The Company desires to sell this technology, if the opportunity presents itself, but expects to realize only nominal net proceeds, if any, for the technology.

In addition, the Company has abandoned its efforts to market a variety of products and services to the sports industry with an emphasis on health and technology related products, primarily PRLS. In 2004, the Company attempted to sell NuWay Sports to a third party; however, these negotiations were unsuccessful and a sale was not consummated. It is not likely that the Company will find a party to sell its interest in NuWay Sports. If it did, it is not likely that the Company would receive any up-front cash payments.

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

As a result of the dramatic change in direction of the Company's scope and focus, and the discontinuation of its operating businesses in 2003 and 2004, comparisons of year-to-year results of operations are not meaningful.

Results of Operations - Comparison of the Years Ended December 31, 2004 and 2003

Revenue

The Company had no revenues from continuing operations during 2004 or 2003.

Selling, General and Administrative Expense

Selling, and General and Administrative expenses were $970,000 for the year ending December 31, 2004, as compared to $2,339,000 for the year ending December 31, 2003, or a net decrease of 59%. The largest components of these expenses were:

a.    Salaries and Payroll-related Expenses: These expenses were $371,000 in 2004, versus $323,000 in 2003, an increase of $48,000 or 15 percent. The $48,000 increase is almost entirely attributable to an expense recorded by the Company for the issuance of 3,000,000 shares of the Company’s common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000, and relates to the efforts by management to obtain additional financing, comply with SEC reporting requirements, and find a viable merger candidate.

b.    Consulting Expenses: These expenses were $24,000 in 2004, versus $1,108,000 in 2003, a decrease of $1,084,000. This decrease is primarily attributable to the fact that during 2004 the Company substantially reduced the use of and thus compensation to outside consultants in all areas of the company, including those efforts focused on identifying potential acquisition candidates for the Company. Consulting expense for 2004 included $142,000 of expense related to the issuance of the Company’s common stock, which was offset by a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company’s common stock totaling $142,000.

c.    Legal Expenses: These expenses were $307,000 in 2004, versus $694,000 in 2003, a decrease of $387,000. This decrease is primarily attributable to the high level of legal assistance required in 2003 for matters such as (i) addressing NASDAQ compliance issues (ii) a major shift in the Company’s core business (iii) numerous tock issuances to consultants.

d.    Settlement Charge: This expense was $163,000 in 2004, versus $0 in 2003. This increase is attributable to the settlement reached in the Flight Options, Inc. litigation, in which the Company may be obligated to pay up to approximately $163,000 to Flight Options, Inc. (See Part I, Item 3, “Legal Proceedings”.)

Expenses Associated With Stock Issued for Services

In 2004, the Company recorded an expense of $346,000 related to the issuance of 9,900,000 shares to approximately 14 directors, employees and consultants. Of this amount, $135,000 related to consulting services, $80,000 related to service by directors and advisory board members, and $118,000 related to salary expense.

In 2003, the Company recorded an expense of $1,555,000 related to the issuance of 19,248,759 shares to approximately 20 directors, employees and consultants. Of this amount, $1,046,000 related to consulting services, $394,000 related to legal services, $63,000 related to service by directors and advisory board members, and $52,000 related to salary expense.

Discontinued Operations

The Company disposed of all operating entities and discontinued all operations during 2003. The Company recorded a Net Loss from Discontinued Operations for the year ended December 31, 2004 of $0, as compared to a Net Loss from Discontinued Operations for the year ended December 31, 2003 of $4,938,113.

Net Loss

Net Loss for the year ended December 31, 2004 was $1,218,048 or $0.03 per share compared to a $7,622,209 loss or $.25 per share for the year the year ended December 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents totaled $0 at December 31, 2004. The Company had no revenues in the twelve-month periods ended December 31, 2004 and was forced to consume cash on hand to fund operations. The Company’s cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2005 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

Total Current Liabilities were $3,707,521, as of December 31, 2004, versus $2,924,344 as of December 31, 2003, an increase of $783,177 from. The increase is due to (i) an increase of Accrued Expenses of $321,540 related to operating expenses incurred but not paid (ii) an increase of Officer Payable of $281,083 related to business expenses paid on behalf of the Company’s president and compensation but not paid (iii) an increase of Accrued Interest of $188,572 related to the Company’s outstanding obligations (iv) an increase in Notes Payable as a result of the write-off of the Company’s discount on Notes Payable and the funding of $60,000 from outside sources; offset by (v) a decrease in Debenture Payable of $103,849 arising from the conversion of debenture holders of the debentures into equity.

The Company will be required to raise additional capital to sustain operations and meet its liabilities as they become due for the next twelve months, and is actively seeking investments from third parties. There is no assurance that the Company will be able to raise additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2003, 2004, and as of May 31, 2005, the Company had limited liquid and capital resources and management is incurring personal losses, while seeking acquisition opportunities. Total Stockholders' Deficit increased by $1,216,048 during the year ending December 31, 2004. The reason for the increase is that net loss totaled $1,216,048.

The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $6,803,280 and a negative cash flow from operations of $2,411,464 for the year ending December 31, 2004, and a stockholders’ deficiency of $2,007,144 as of December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During 2004, the Company raised $221,033. These funds were raised through straight debt financing, convertible debt financing, and equity financing, as described below.

Straight Debt Financing

The Company’s President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company’s expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the year ended December 31, 2004, Mr. Calvert loaned to the Company $131,033. As of December 31, 2004, the Company repaid $29,263 of this amount. On March 7, 2005, the Company and Mr. Calvert agreed that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

Convertible Debt Financing

During 2004, the Company raised $60,000 and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note’s original maturity date, the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note. If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

Equity Financing

During the year ended December 31, 2004, the Company received $30,000 (gross and net proceeds), from the sale of 5,156,250 shares of its common stock which were restricted and unregistered.

Other Obligations

Significant debt obligations at December 31, 2004 included:

(i)    $420,000 (plus interest) due to Augustine II, LLC (the “Augustine Fund”), described in more detail below;

(ii)    a $1,120,000 note payable which was purchased in March 2003 by New Millennium Capital Partners, LLC, an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest, described in more detail below.

(iii)    approximately $15,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

(iv)    $32,100 due to a former advisory board member, reduced from a promissory note dated November 20, 2003 in the principle amount of $65,000.

For the year ended December, 2004, there was $189,000 of accrued interest recorded related to these obligations.

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

On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company’s common stock at $0.005 per share for a period of five years. The final documentation of the extension and the warrant is being finalized and has not yet been completed.

Obligation to New Millennium

In conjunction with the acquisition from Med Wireless of the license for the Med Wireless and PRLS technologies on August 21, 2002, the Company assumed a $1,120,000 note (the “Note”) with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. (“Summitt Ventures”). Summitt Ventures is controlled by Mark Anderson, a former consultant and principal stockholder of the Company. The Note is secured by the Company's assets and was originally due on June 15, 2003.

As part of a series of transactions that the Company undertook to separate itself completely from Mr. Anderson, on March 26, 2003, Summitt Ventures sold the Note, together with 4,182,107 shares of the Company's common stock owned by Mr. Anderson’s affiliates, Camden Holdings and Summit Healthcare, Inc. (“Summit Healthcare”), to New Millennium, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures, Camden Holdings, and Summit Healthcare (the “New Millennium Note”). The New Millennium Note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. (See “Augustine Fund Note” above.) Other than Mr. Calvert, no individual, entity or party presently or previously associated with the Company has ever had any ownership interest in New Millennium. Mr. Anderson, a principal of those companies that sold and/or licensed the technologies to the Company, conditioned the transaction with New Millennium on the Company’s agreeing to convert the Note to common stock.

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

Subsequent to the vote by the board to convert the Note, the Company received notification from NASDAQ’s Listing Qualifications Department that converting the Note without stockholder approval violated certain NASDAQ Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and delay conversion of the Note until the Company's stockholders approved the conversion.

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

In addition, New Millennium orally agreed with the Company to extend the maturity date of the Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the Note (to correspond to the payment terms of the New Millennium Note), and furthermore to reduce the Company's obligation on the Note to the extent that New Millennium might be able to reduce its obligation on the New Millennium Note. While the prior holder of the Note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the Note, Mr. Calvert has represented to the Company that due to Mr. Anderson's failure to honor his obligations in the purchase agreement, Mr. Calvert now believes that conversion of the Note is no longer a required term of the agreement between New Millennium and Summitt Ventures.

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

In conjunction with the Company’s January 31, 2004 purchase of Premium Medical Group (“PMG”) (later rescinded in October 2004), and as a condition to that transaction, the Premium Medical Group shareholders (the “PMG Shareholders”) required the Company to convert the note so as to eliminate the obligation from the Company’s balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including (i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

The board approved the conversion knowing that, since its conversion was a condition imposed by the PMG Shareholders, they (who would hold 45% of the Company’s common stock at the time of such meeting) would provide the additional shares necessary to obtain a quorum and formal stockholder approval. Stockholder approval was also necessary to increase the number of authorized shares necessary to convert the Note. However, due to lack of operational capital, the Company was unable to remain current in its SEC filings, and thus was unable to hold the required stockholder meeting.

In October 2004, the Company, PMG and the PMG Shareholders rescinded the Stock Purchase Agreement. Because the board of director’s decision to convert the Note was based in part on the requirements of the PMG Stock Purchase Agreement, the board on October 28, 2004, determined not to convert the Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Note indefinitely until the Company’s status changed.

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

New Millennium has informed the Company’s board of directors that New Millennium still intends to fully convert the Note to stock as soon as it is practical, following stockholder approval. As of the date of the filing of this report, the stockholder vote has not taken place and the Note has not been converted into shares of the Company’s common stock.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in our Current Report on Form 8-K filed on September 10, 2004, as amended on September 17, 2004, we dismissed Haskell & White LLP (“H&W”) as our principal accounting firm as of September 9, 2004. As disclosed in our Current Report on Form 8-K filed on September 16, 2004, we engaged Jeffrey S. Gilbert, CPA ("Gilbert") as our principal accountant. Gilbert was engaged to audit our consolidated financial statements for the year ended December 31, 2003. The decision to change auditors was recommended by our audit committee and approved by our board of directors. During the Company's relationship with H&W, since H&W's initial engagement as the principal auditors on March 31, 2003, through September 9, 2004, there were no disagreements with H&W, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to H&W's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for the year ended December 31, 2002.

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

Item 8B. Other Information

During 2004, the Company conducted a private offering of stock and convertible debt, which offering continued during the fourth quarter of 2004. The Company filed a Current Report on Form 8-K with respect to this offering on February 23, 2005.

In August 2004, the Company defaulted on its payment obligations in the Augustine Loan. This event was reported in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The following table sets forth information regarding our directors as of December 30, 2004:

Name	Age	Position	Director Since
Dennis Calvert	42	President, Chief Executive Officer and Chairman of the Board	2002
Joseph Provenzano	35	Secretary and Director	2002
Steven V. Harrison II (1)(2)	45	Director	2003
Gary Cox(1)(2)	44	Director	2003

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

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

The board of directors has determined that each of Messrs. Harrison and Cox is independent as defined under NASDAQ Marketplace rules. In 2003, the staff of NASDAQ had questioned whether Mr. Harrison was independent, and the NASDAQ Qualifications Panel discussed those issues with the Company at a hearing held on May 16, 2003. The determination letter delivered to the Company by the NASDAQ Qualifications Panel, which resulted in the delisting of the Company's common stock from the NASDAQ SmallCap Market, stated, "While the Panel acknowledged that it appears the Company may have regained compliance with the independent directors and audit committee composition requirements based on the appointment of Messrs. Cox and Harrison, it [the Panel] determined not to make a finding on these deficiencies given that the appropriate NASDAQ background checks have not yet been completed".

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and stockholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis, other than one Mr. Provenzano’s failure to file a report with respect to two grants of common stock. Mr. Provenzano intends to file a Form 5 with respect to these transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to the chief executive officer and the next four highest paid executive officers who received compensation in excess of $100,000 (the "Named Executive Officers") during 2004 and 2003:

			Annual Compensation					Long-term Compensation
						Awards			Payouts
Name and Principal Position	Year		Annual Salary		Other Annual Compensation	Restricted Stock Awards		Securities Underlying Options/SARs	TIP Payouts	Other Compensation
Dennis Calvert, Chief Executive Officer	2003 2004		168,000 168,000		-- --	4,000,000 --	(2)	-- --	-- --	-- --

Joseph Provenzano, Secretary	2003 2004	(1)	129,600 154,750	(3) (3)	-- --	1,200,000 2,000,000		-- --	-- --	-- --

(1)	Became Secretary in March 2003.
(2)
Mr. Calvert was issued 1,000,000 shares on January 9, 2003, and subsequently returned the shares to the Company. He was also issued 3,000,000 shares on March 18, 2003, and subsequently returned the shares to the Company.

(3)
A portion of the annual compensation for Mr. Provenzano was paid pursuant to issuances of a total of 3,000,000 shares of common stock, 1,000,000 of which was registered pursuant to the Company’s 2004 Equity Plan, and 2,000,000 of which was restricted stock, and is reflected in the column “Restricted Stock Awards”.

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

Options Granted During Last Fiscal Year

No options were granted to the Named Executive Officers during 2004.

Equity Compensation Plans

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

The 2002 Plan was terminated by the board of directors on December 16, 2004. From August 2002 through February 2003, the Company issued all but 84,452 of the 5,000,000 shares available under the 2002 Plan to approximately 26 consultants, employees and directors.

2003 Stock Compensation Plan

In February 2003, the board of directors approved the 2003 Stock Compensation Plan (“2003 Plan”) as a means of providing directors, key employees and consultants additional incentive to provide services to the Company. The 2003 Plan was terminated by the board of directors at its meeting on December 16, 2004. The 2003 Plan set aside up to 15,000,000 shares of the Company's common stock for these purposes, which shares were registered with the SEC on a Form S-8 registration statement on February 27, 2003. Approval of the 2003 Plan was not submitted to a vote of the stockholders. The board of directors administered the 2003 Plan. The 2003 Plan allowed the board of directors to award grants of shares of the Company's common stock or options to purchase shares of the Company's common stock.

From February through September 2003, the Company issued 14,863,230 shares under the 2003 Plan to 27 directors, employees and consultants.

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

2004 Equity Plan

On March 10, 2004, the board of directors approved the Company's 2004 Equity Plan as a means of providing directors, key employees and consultants additional incentive to provide services for the Company. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 20,000,000 shares of the Company's common stock for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the stockholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. As plan administrator, the board has sole discretion to set the price of the options. The Board may at any time amend or terminate the plan. It does not expire on its terms.

During 2004, the Company issued 9,780,000 shares to 16 consultants, directors, and employees. Of this total 5,680,000 have been registered with the SEC, while the balance, 3,500,000 shares were not registered and are restricted securities. Of the total issued in 2004, 1,580,000 shares relate to services performed in 2003 and 7,600,000 shares relate to 2004. The effect of the shares issued for 2003 services in 2004 was accrued in the Company's financial statements for the year ending December 31, 2003. In 2004 there was $275,400 of expenses recorded related to the issuance of these shares. Of this amount $120,000 related to consulting services, $5,400 related to legal services, $60,000 related to Board of Directors expense, and $90,000 related to salary expense.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of May 31, 2005 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)(2)	Amount of Beneficial Ownership (3)	Percent of Class (5)
Dennis Calvert	4,782,107 (4)	9.2%
Joseph Provenzano	4,224,936	8.2%
Steven Harrison	1,167,043	2.3%
Gary Cox	1,000,000	1.9%
All directors and officers as a group (4 persons)	11,174,086	21.6%

(1)	Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)	Unless otherwise indicated, the address for each person is 2603 Main Street, Suite 1150, Irvine, California 92614.
(3)
Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options, which are currently exercisable.

(4)
This amount excludes 30,869,992 shares of the Company’s common stock issuable upon conversion of the NuWay Note. The conversion of the NuWay Note is subject to the prior approval of the Company’s stockholders. (See Part III, Item 12, “Certain Relationships and Related Transactions”)

(5)
Percentage ownership is based on 51,981,236 shares of common stock outstanding on May 31, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

In conjunction with the Company’s January 31, 2004 purchase of Premium Medical Group (“PMG”) (later rescinded in October 2004), and as a condition to that transaction, the Premium Medical Group shareholders (the “PMG Shareholders”) required the Company to convert the note so as to eliminate the obligation from the Company’s balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including (i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

The board approved the conversion knowing that, since its conversion was a condition imposed by the PMG Shareholders, they (who would hold 45% of the Company’s common stock at the time of such meeting) would provide the additional shares necessary to obtain a quorum and formal stockholder approval. Stockholder approval was also necessary to increase the number of authorized shares necessary to convert the Note. However, due to lack of operational capital, the Company was unable to remain current in its SEC filings, and thus was unable to hold the required stockholder meeting.

In October 2004, the Company, PMG and the PMG Shareholders rescinded the Stock Purchase Agreement. Because the board of director’s decision to convert the Note was based in part on the requirements of the PMG Stock Purchase Agreement, the board on October 28, 2004, determined not to convert the Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Note indefinitely until the Company’s status changed.

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

New Millennium has informed the Company’s board of directors that New Millennium still intends to fully convert the Note to stock as soon as it is practical, following stockholder approval. As of the date of the filing of this report, the stockholder vote has not taken place and the Note has not been converted into shares of the Company’s common stock.

Since that time, New Millennium has agreed to a further indefinite extension of the maturity date of the NuWay Note pending stockholder approval of the transaction. The Company has been unable to schedule such a meeting due to the delinquent status of its periodic reports with the SEC and limited resources to plan the meeting.

Transactions with Mark Roy Anderson

During the period from approximately June 2002 through March 2003, the Company entered into several transactions with entities controlled by Mark Roy Anderson. These entities are Med Wireless, Genesis, Camden Holdings, Summit Healthcare, Summitt Ventures, Summit Oil & Gas, Inc. ("Summit Oil") and CVP. The transactions are listed in chronological order. Neither the Company, nor any of its directors or officers, has had any communication with Mr. Anderson since May 2003.

Financing Agreement with Camden Holdings, Inc.

During June 2002, as part of a plan introduced to the Company by Mr. Anderson to shift the Company's focus to the medical technology field and bring in new management, Camden Holdings purchased 1,000,000 shares of the Company's common stock for $250,000. At the time of the transaction, Camden Holdings, whose president at the time of the transaction was Mr. Anderson, owned no shares in the Company, this being the initial transaction between the Company and Mr. Anderson and his affiliates. After this purchase, the 1,000,000 shares represented approximately 12.9% of the then-issued and outstanding shares of the Company's common stock.

Genesis Health Tech, Inc.

On June 28, 2002, the Company purchased a database of healthcare providers in the United States from Genesis, a wholly-owned subsidiary of Camden Holdings, which was controlled by Mr. Anderson. The total purchase price of $300,000 was satisfied by the issuance of 666,667 shares of the Company's common stock. After this purchase, the 1,666,667 shares of the Company's common stock beneficially owned by Mr. Anderson represented approximately 19.8% of the then-issued and outstanding shares of the Company's common stock.

Med Wireless, Inc.

By way of an agreement dated July 16, 2002 and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology from Med Wireless, a company whose founder and principal stockholder was Mr. Anderson. Pursuant to the related license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt (see further discussions below). In return, the Company agreed to issue to the Med Wireless stockholders an aggregate of 6,600,000 shares, or approximately 44%, of the Company's common stock.

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

Sale of Casino Operations

The Company sold its wholly-owned casino rental subsidiaries, Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA, to CVP in October 2002. Mr.. Anderson was a general partner of CVP at the time of the transaction. Although the purchase price for the stock was $300,000, less all outstanding liabilities of the two subsidiaries, the outstanding liabilities exceeded that amount and the Company received no cash in the sale. The transaction price was determined as a result of the Company's receiving no viable suitors, bidders or offers for the stock or assets of the Company's gaming businesses. The Company's board of directors approved this transaction, but it was not voted upon by the Company's stockholders.

Sale of Oil Operations

The Company entered into an agreement on December 15, 2002 to sell 100% of the stock of NuWay Resources, Ltd. ("NuWay Resources"), the Company's oil and gas subsidiary, for $100,000 less outstanding liabilities, to Summit Oil. Mr. Anderson was president of Summit Oil at the time of the transaction. The Company received no cash from the sale of the stock, but was able to insure contractually that it would not retain any liabilities, or incur new liabilities (which had been increasingly significantly), beyond October 1, 2002. The transaction price was determined as a result of the Company's receiving no other viable offers for NuWay Resources or its assets. The Company's board of directors approved the transaction, but it was not voted upon by the Company's stockholders.

Consultancy Arrangement

Beginning in September 2002, Mr. Anderson also served as a consultant to the Company pursuant to a written agreement and received 1,241,884 shares of the Company's common stock pursuant to the 2002 Consultant Equity Plan. The Consultancy Agreement was terminated in December 2002.

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

ITEM 13. EXHIBITS.

Index of exhibits:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation filed 11/26/1991 (9)

3.3	Certificate of Amendment of Certificate of Incorporation filed 6/24/1994 (9)

3.4	Certificate of Amendment of Certificate of Incorporation filed 7/22/1999 (10)

3.5	Certificate of Amendment of Certificate of Incorporation filed 8/31/2001 (1)

3.6	Certificate of Amendment of Certificate of Incorporation filed 10/30/2002 (2)

3.7	Certificate of Amendment of Certificate of Incorporation filed 12/26/2002 (2)

3.8	Certificate of Merger merging Repossession Auction, Inc. (Florida corporation) and Repossession, Inc. (Delaware corporation) (9)

3.9	Certificate of Designations creating Series A Preferred Stock (12)

3.10	Bylaws, as amended and restated (2)

4.1	Form of Warrant to Purchase Common Stock issued to Preferred Stock investors (12)

4.2	Warrant to Purchase Common Stock issued to Arthur Lipper (12)

4.3	Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC (5)

4.4	Amended and Restated Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC (12)

10.1	Employment Agreement between the Company and Dennis Calvert dated December 11, 2002 (2)

10.2	Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003 (2)

10.3	2002 Consultant Equity Plan, as amended on December 27, 2002. (3)

10.4	License Agreement with Med Wireless Inc. dated August 21, 2002 (2).

10.5	Amendment to License Agreement with Med Wireless Inc. dated September 18, 2002 (2)

10.6	Secured Promissory Note in the face amount of $1,120,000 (4)

10.7	Secured Term Promissory Note in the face amount of $900,000 (4)

10.8	Convertible Preferred Stock and Warrant Purchase Agreement (4)

10.9	Agreement to issue warrant dated February 24, 2003 between NuWay Medical, Inc. and Sachi International, Inc. (12)

10.10	Term Loan Agreement dated as of June 10, 2003 between NuWay Medical, Inc. and Augustine II LLC (5)

10.11	Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC (5)

10.12	Stock Pledge Agreement dated as of June 10, 2003, between NuWay Medical, Inc. and Augustine II LLC (5)

10.13	Promissory Note dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS. (12)

10.14*	Amendment No. 1 to Promissory Note (dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS) dated February 10, 2005

10.15	Promissory Note by NuWay Medical, Inc. in favor of Augustine II, LLC (5)

10.16	Amendment No. 1 to Term Loan Agreement dated as of March 30, 2004 between NuWay Medical, Inc. and Augustine II LLC (12)

10.17	Amended and Restated Convertible Term Note by NuWay Medical, Inc. in favor of Augustine II, LLC (12)

10.18	2003 Stock Compensation Plan (11)

10.19	Convertible Loan Agreement and Note between NuWay Medical, Inc. and James Burchard (12)

10.20	Conversion Agreement with New Millennium dated October 16, 2003 (6)

10.21	Stock Purchase Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (7)

10.22	Rescission Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (8)

10.23	Unsecured Promissory Note dated March 7, 2005 in favor of Dennis Calvert (13)

10.24*	Form of Convertible Term Note

14.1	Code of Ethics (12)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Jeffrey S. Gilbert, CPA

31.1*
Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2001.
(2)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(3)	Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(4)	Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.
(5)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 17, 2004.
(8)	Incorporated herein by reference from the Form 8-K filed by the Company on October 15, 2004.
(9)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1998
(10)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1999
(11)	Incorporated herein by reference from the Form S-8 filed by the Company on February 27, 2003.
(12)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(13)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees charged by Gilbert, for certain services rendered to the Company relating to fiscal years 2003 and 2004.

Gilbert was retained by the Company in September 2004 to audit the Company’s financial statements and provide audit-related services for fiscal year 2003.  Because of the date of Gilbert’s engagement, he did not commence audit and audit-related services until September 2004. Accordingly, all of Gilbert’s fees were billed and partially paid during 2004 for the audit of the 2003 fiscal year and are shown in the column below under "Fiscal Year 2003".

	Amount Billed and Paid
Type of Fee	Fiscal Year 2003	Fiscal Year 2004

Audit(1)	$40,050	$18,000
Audit-Related(2)	2,500	8,000
Tax(3)	-
All Other(4)	5,705
Total	$48,255	$26,000

(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-KSB and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported as charged by former auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUWAY MEDICAL, INC.

Date: June 28, 2005	By:	/s/ Dennis Calvert

Dennis Calvert, President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/Dennis Calvert	Chairman of the Board, Chief Executive Officer,	June 28, 2005
Dennis Calvert	President and Interim Chief Financial Officer

/s/Joseph Provenzano	Director	June 28, 2005
Joseph Provenzano

/s/Steven V. Harrison II	Director	June 28, 2005
Steven V. Harrison II

/s/ Gary Cox	Director	June 28, 2005
Gary Cox

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NuWay Medical, Inc.

I have audited the consolidated balance sheets of NuWay Medical, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Medical, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and 3 to the consolidated financial statements, the Company during 2003 discontinued its remaining operations.

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

/s/ JEFFREY S. GILBERT

Los Angeles, California

June 17, 2005

NUWAY MEDICAL, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

ASSETS
	December 31, 2004	December 31, 2003
CURRENT ASSETS
Cash and Cash Equivalents	$--	$671

Total Current Assets	--	671
TOTAL ASSETS	$--	$671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,054,270	$1,256,475
Notes Payable	1,632,100	1,605,000
Discount on Note, Net	--	(62,131)
Debentures Payable, Net	21,151	125,000
Total Current Liabilities	3,707,521	2,924,344

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, 559,322 Shares Issued and Outstanding at December 31, 2004 and December 31, 2003	375	375
Common Stock, $.00067 Par Value, 100,000,000 Shares
Authorized, 51,981,236 and 36,386,486 Shares Issued At December 31, 2004 and December 31, 2003, respectively	34,120	23,976
Additional Paid-In Capital	23,299,870	23,002,818
Accumulated Deficit	(27,041,886)	(25,823,838)
Treasury Stock, at cost, 44,900 Shares Held as of December 31 2003	--	(127,004)
Total Shareholders’ Equity	(3,707,521)	(2,923,673)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$--	$671

See accompanying notes to consolidated financial statements

NUWAY MEDICAL, INC AND SUBSIDIARY STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenue
Total Revenues	--	--

Costs and Expenses
Selling, General and Administrative	$971,944	$2,339,264
Depreciation, Depletion and Amortization	--	--
Total Costs and Expenses	971,944	2,339,264

Loss from operations	(971,944)	(2,339,264)

Other Income and Expense
Interest Expense	(250,704)	(344,832)
Other Income	4,600	--
Net Other Expense	(246,104)	(344,832)

Loss Before Income Taxes	(1,218,048)	(2,684,096)
Net Loss from Continuing Operations	(1,218,048)	(2,684,096)

Loss from Discontinued Operations (Includes $651,750 of depreciation and amortization expense and $3,693,250 of impairment charge of intangible assets)	--	(4,938,113)
Net Loss	$(1,218,048)	$(7,622,209)

Loss Per Common Share - Basic and Diluted
Loss per share from Continuing Operations	$(0.03)	$(0.08)
Loss per share from Discontinued Operations	(0.00)	(0.7)
Net Loss per Share, rounding	$(0.03)	$(0.25)
Weighted Average Common Share Equivalents Outstanding	45,987,808	30,466,628

See accompanying notes to consolidated financial statements

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Preferred Stock		Common Stock
	Number	Par	Number	Par	Additional	Retained
	of	Value	of	Value	Paid-In	Earnings	Treasury
	Shares	$.00067	Shares	$.00067	Capital	(Deficit)	Stock
BALANCE DECEMBER 31, 2002			17,137,727	$ 11,483	$20,239,936	$(18,201,629)	$(127,004)

SALE OF PREFERRED SHARES	559,322	375			279,282
STOCK ISSUED FOR SERVICES			18,623,759	12,478	2,458,611

CONVERSION OF DEBENTURES			625,000	15	24,984

NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2003						(7,622,209)
BALANCE DECEMBER 31, 2003	559,322	375	36,386,486	23,976	23,002,818	(25,823,838)	(127,004)

STOCK ISSUED FOR SERVICES			9.183,400	6,181	362,885

CONVERSION OF DEBENTURES			1,100,000	405	34,595

RETIREMENT OF TREASURY STOCK			(44,900)	(30)	(126,974)		127,004

SALE OF COMMON STOCK			5,156,250	3,454	26,546

ADJUSTMENT TO COMMON STOCK			2000,000	134
NET LOSS						(1,218,048)
BALANCE DECEMBER 31, 2004	559,322	$375	51,981,236	$34,120	$23,299,870	$(27,041,886)	$--

See accompanying notes to consolidated financial statements

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,218,048)	$(7,622,209)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	--	660,302
Impairment of Property, Plant & Equipment	--	20,292
Issuance of Stock for Services	362,898	2,175,459
Loss on disposal of Discontinued Operations	--	3,693,250
Amortization of Discount on Note	62,131	183,499
Increase in Accounts Payable and Accrued Expenses	725,248	154,896
Net Cash Used In Operating Activities	(67,771)	(734,511)

CASH FLOWS FROM INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Funds from Loan	60,000	455,000
Payments to reduce Note Payable	(22,900)	--
Proceeds from Sale of Common Stock	30,000	--
Proceeds from Sale of Preferred Stock	--	279,661
Net Cash Provided By Financing Activities	67,100	734,661

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(671)	150

CASH AND CASH EQUIVALENTS - BEGINNING	671	521

CASH AND CASH EQUIVALENTS - ENDING	$--	$671

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$--	$--
Income Taxes	$--	$--

Conversion of Debentures and Accrued Interest to Capital	$103,849	$--

See accompanying notes to consolidated financial statements

Note 1. Business and Organization

Outlook

As of December 31, 2004, and as of May 31, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations.

Cash and cash equivalents totaled $0 at December 31, 2004. The Company had no revenues in the twelve-month period ended December 31, 2004 (except insignificant other income) and was forced to consume cash on hand and sell the Company’s common stock to fund operations. The Company’s cash position is insufficient to meet its operating expenses for any reasonable period of time. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2005 and until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the period required.

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had limited liquid and capital resources and the Company’s president is incurring costs on the Company’s behalf while seeking acquisition opportunities.

Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

For the twelve-month period ended December 31, 2004, the Company raised $221,033. These funds were raised through straight debt financing, convertible debt financing, equity financing, and advances from the Company’s president.

Organization

NuWay Energy, Inc., a Delaware corporation (formerly known as Latin American Casinos, Inc.), changed its name to NuWay Medical Inc. (NuWay) in October 2002. The name change reflected the Company's operating focus after it acquired a 15-year licensing right to certain medical technology from Med Wireless, Inc. in July 2002. (See Note 3.) The Med Wireless software is a HIPAA (Health Insurance Portability and Accountability Act) compliant technological solution to electronically organize, store, and retrieve medical records and medical images. To market this licensing right, the Company formed NuWay Sports Medicine Ventures, LLC (subsequently renamed NuWay Sports LLC), in which it holds a 51% membership interest, in December 2002. Although formed in 2002, the subsidiary did not begin

See accompanying notes to consolidated financial statements

operations until 2003. NuWay Sports developed the Player Record Library System (PRLS), which is a derivative product of the Med Wireless technology. PRLS is a secure database for athlete/patient medical data that can be acquired, displayed, analyzed, interpreted, and archived in a completely digital format, which has been customized for the sports industry. NuWay Sports generated $40,000 in revenue during the first quarter of 2003 and entered into negotiating for the possible use of the product with several professional sports leagues and individual professional sport clubs. However, these negotiations did not result in a transaction and the Company has had little success in generating ongoing revenue. As of December 2004, NuWay Sports had ceased marketing the PRLS system as a result of inadequate capital, marketing resources, and market competition. The PRLS system has not developed into a profitable operation and the Company desires to sell its licensing rights and PRLS product, but does not have any offers with tangible value.

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

Note 2. Summary of Significant Accounting Policies

a)  Principles of Consolidation.

Management intends to sell NuWay Sports, LLC. Therefore as of December 31, 2003 revenues and expenses related to NuWay Sports, LLC have been reclassified from continuing operations to a Loss from Discontinued Operations. (Note 4) There are no other subsidiaries.

The consolidated balance sheets include the accounts of NuWay Medical, Inc. and NuWay Sports, LLC. The Company has significant influence of the business operations of NuWay Sports and operations are consolidated. All significant inter-company balances have been eliminated in consolidation.

b)  Property and Equipment.

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

See accompanying notes to consolidated financial statements

c)  Impairment of Long-Lived Assets.

The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As discussed in Note 3, the Company recorded an impairment charge totaling $3,693,250, and $651,750 of depreciation and amortization charges relating to the acquired technology.

d)  Subsidiary and Technology Held for Sale and Discontinued Operations.

The Company is attempting to sell its majority-owned subsidiary, NuWay Sports and the Med Wireless technology. Thus, as of December 31, 2003 the Company has reflected on its Statement of Operations a loss from Discontinued Operations of $4,938,113 related to the Med Wireless technology and its investment in NuWay Sports, LLC. (Note 3) This amount includes the impairment and depreciation and amortization amounts described above and $593,113 in net operation charges incurred in 2003. There are minimal future costs expected to be incurred to sell this subsidiary or the technology and, in accordance with FASB Statement No. 146 "Accounting for Costs associated with the exit or disposal activities", any costs will be expensed as incurred.

e)  Earnings (Loss) Per Share.

The Company reports basic and diluted earnings (loss) per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2004 and 2003, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company's net loss.

See accompanying notes to consolidated financial statements

For the years ended December 31, 2004 and 2003, the computation of basic EPS is as follows:

Continuing Operations:	2004	2003
Numerator - net loss	$(1,218,048)	$(2,406,358)
Denominator - weighted shares outstanding	45,987,808	30,466,628
Loss per share from Continuing Operations	$(0.03)	$(0.08)

Discontinued Operations:
Numerator - net loss	$--	$(4,871,019)
Denominator - weighted shares outstanding	--	30,466,628
Loss per share from discontinued operations	$(0.00)	$(0.17)

TOTAL:
Numerator - net loss	$(1,218,048)	$(7,622,209)
Denominator - weighted shares outstanding	45,987,808	30,466,628
Loss per share	$(0.03)	$(0.25)

f)  Use of Estimates.

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

g)  Stock Options and Warrants issued for Services.

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

See accompanying notes to consolidated financial statements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”), and amends FASB Statement No 95, “Statement of Cash Flows”. SFAS No. 123 (R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. The Company does not expect the impact of the adoption of SFAS 123(R) to have a material effect on the Company’s results of operations.

For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance.

h)  Advertising

The Company expenses all advertising costs as incurred. Included in the Statement of Operations is approximately $0 and $4,500 of advertising expense charged to operations for the years ended December 31, 2004 and 2003, respectively. During 2003, substantially all advertising expenses to promote the Company's PRLS product, marketed through NuWay Sports, were paid through issuance of shares of the Company's common stock.

i)  Non-Cash Transactions

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

Note 3. Impairment of Intangible Assets - 2003

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

See accompanying notes to consolidated financial statements

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

It was stated in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 that management did not believe that further impairment of the Med Wireless license would be necessary. However, due to the lack of capital to sustain marketing, product development, and operational needs, the Company was unable to obtain significant sales and had not met any projected results. In addition, the Company is attempting to sell the NuWay Sports subsidiary that was marketing the PRLS system. In light of these circumstances, management determined that the book value of the license would not exceed the expected discounted cash flows of its sales projections. Thus management has recorded an additional impairment charge of $1,826,906 in the fourth quarter of the year ending December 31, 2003. For the fiscal year ending December 31, 2003, the Company recorded a total impairment charge of $3,693,250. Of this amount, $216,750 was related to the impairment of the marketing database and the remaining $3,476,500 related to the Med Wireless license. For the year ended December 31, 2003, the Company recorded an impairment charge totaling $3,693,250, and $651,750 of depreciation and amortization charges related to the technology acquired in 2002.

Note 4. Discontinued Operations

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

The consolidated statement of operations for the year ended December 31, 2003 reflects a discontinued operations segments related to the abandonment of the exploitation of the Med Wireless technology after a charge to impairment in an amount equal to the remaining net book value related to 2002 acquired technology. The aggregate of impairment, depreciation and amortization and net loss from discontinued operations was $4,938,113. Although the formal decision to discontinue the operations was made subsequent to December 31, 2003, management of the Company believes that this presentation appropriately reflects the current activity and status of the Company.

See accompanying notes to consolidated financial statements

Note 5. Property and Equipment.

On April 1, 2004 the Company closed its offices and has in storage its furniture, fixtures and office equipment. As these items are idle and there is no foreseeable plan of use, management recorded a write down of the remaining balance net book value totaling $20,292 as of December 31, 2003.

Note 6. Warrants

During 2003, the Company issued warrants to purchase a total of 7,011,036 shares of common stock on the following terms: (i) 120,000 shares to an investor in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires March 7, 2006 (ii) 399,322 shares to investors in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires April 15, 2006; (iii) 6,158,381 shares to an investor in connection with a loan to the Company, originally at a price of $0.16 per share, which price adjusted to $0.035 per share in connection with an extension of the loan repayment obligation, which expires June 10, 2008; (iv) 333,333 shares to a consultant in connection with consulting services, at a price of $0.06 per share, which expires August 29, 2008. The compensation expense related to (iv) above is immaterial.

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

In December 2000, the board of directors authorized the issuance of 3,300,000 private five-year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of these warrants as well as 200,000 shares of restricted stock were issued to the then existing executive officers. In February 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled. The remaining 300,000 warrants expire in 2005.

See accompanying notes to consolidated financial statements

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

Note 7. Stock Compensation Plans

1994 STOCK OPTION PLAN

On June 13, 1994, the board of directors adopted the 1994 Stock Option Plan in which the aggregate number of shares for which options may be granted under the Plan shall not exceed 1,000,000 shares . In June 1999, the Company increased the shares allocated to the plan to 1,500,000. The term of each option shall not exceed ten years from the date of granting (five years for options granted to employees owning more than 10 percent of the outstanding shares of the voting stock of the Company). The 1994 Plan terminated in June 2004.

At December 31, 2004 and 2003, the Company had options outstanding and exercisable as follows:

	Number of Shares	Price Per Share
Options Outstanding at December 31, 2002	65,000	$1.00 - $1.75
Options Issued	--
Options Exercised	--
Options Expired	(65,000)	$1.00 - $1.75
Options Outstanding at December 31, 2003	--
Options Issued	--
Options Exercised	--
Options Expired	--
Options Outstanding at December 31, 2004	--

All outstanding stock options and warrants were fully exercisable at December 31, 2003. The following shows the years in which these options and warrants will expire:

	Private Warrants	Investment Banker Warrants	Employee Stock Options and Warrants
Range of Prices	$0.06 to $1.75	$1.06	$0.30 to $1.75

Expired in 2003	--	225,000	65,000
Expired in 2004	--	--	100,000
To Expire in 2005	300,000	--	--
To Expire in 2006	559,322	--	--
To Expire in 2008	6,491,714	--	--

See accompanying notes to consolidated financial statements

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

See accompanying notes to consolidated financial statements

During 2003, the Company issued 19,248,759 shares to approximately 37 consultants, directors, and employees. Of this total, 17,327,753 have been registered with the SEC, while the balance of 1,921,006 shares, were not registered and are restricted securities. Of the total issued in 2003, 2,633,590 relate to services performed in 2002 and 16,519,169 relate to 2003. The expenses related to the shares issued for 2002 services in 2003 were recorded in the Company's financial statements for the year ending December 31, 2002. In 2003 there were $1,554,700 of expenses recorded related to the issuance of these shares. Of this amount $1,045,600 related to consulting services, $394,000 related to legal services, $63,000 related to Advisory and Board of Directors expense, and $52,100 related to salary expense.

At December 31, 2003, there were 900,000 unrestricted shares held, to be issued when the Company is in compliance with its regulatory filings. All of these shares are to be issued and the consulting expense related to these share totals $81,000 and is included in the Accounts Payable and Accrued Expenses as of December 31, 2003 .

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

During 2004, the Company issued approximately 9,180,000 shares to 16 consultants, directors, and employees. Of this total 5,680,000 have been registered with the SEC, while the balance, 3,500,000 shares were not registered and are restricted securities. Of the total issued in 2004, 1,580,000 shares relate to services performed in 2003 and 7,600,000 shares relate to 2004. The effect of the shares issued for 2003 services in 2004 was accrued in the Company's financial statements for the year ending December 31, 2003. In 2004 there were $275,400 of expenses recorded related to the issuance of these shares. Of this amount $120,000 related to consulting services, $5,400 related to legal services, $60,000 related to Board of Directors expense, and $90,000 related to salary expense.

See accompanying notes to consolidated financial statements

Note 8. Sale of Unregistered Securities in 2004

In January 2004, The Company issued 30,000,000 shares of common stock to the Premium Medical Group Shareholders in connection with a transaction in which the Company acquired the outstanding stock of Premium Medical Group. This transaction has since been rescinded by the parties. (Note 15)

In February 2004, the Company received gross and net proceeds of $5,000 from an individual investor in connection with the sale of 156,250 shares of the Company’s common stock. The issuance of the shares described above was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

In February, 2004, the Company issued 600,000 shares of its common stock to former convertible debenture holders to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company’s settlement obligations by approximately $17,000.

In February, 2004, the Company issued an unvested warrant to Sachi International, Inc. to purchase up to 3,000,000 shares of common stock at $0.04 a share. The Warrant vests based on the amount of investment proceeds brought to the Company by the Holder, with 100% vesting if the Holder brings $500,000 in investment capital. In the event less than $500,000 is invested, the warrant vests in a pro-rata amount. The closing of any such investment shall be in the sole and absolute discretion of the Company. Sachi International, Inc., has not met the conditions to vest the warrant.

In March 2004, the Company issued 200,000 shares in exchange for professional services provided to the Company.

In March 2004, the Company issued 3,000,000 shares to three of its four directors in exchange for services provided to the Company.

In September, 2004, the Company received gross and net proceeds of $25,000 from two individual investors in connection with the sale of 5,000,000 shares of the Company’s common stock.

In October, 2004, the Company received gross and net proceeds of $50,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The note bears interest at a rate of 10% per annum, payable on the maturity date. The note can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note’s original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note (the “Buy Back Provision”). If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

See accompanying notes to consolidated financial statements

The Company’s payment obligations under the note may be accelerated upon the following events: (i) the sale of the Company’s assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the agreement evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company’s default in any other loan obligation greater than $100,000; (v) the Company’s dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

In November, 2004, the Company received gross and net proceeds of $10,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described note.

In December, 2004, the Company issued 500,000 shares of its common stock to its remaining former convertible debenture holder to partially satisfy its obligations on a settlement agreement. The shares issued reduced the Company’s settlement obligations by approximately $8,700.

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

See accompanying notes to consolidated financial statements

Note 9. Convertible Debentures

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6 percent Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They are convertible into common stock at a price of $1.75 per share. The interest on the debentures is payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest was converted into 666,283 shares of the Company's common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest was converted into 1,332,570 shares of common stock.

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

See accompanying notes to consolidated financial statements

Note 10. Loan Agreement

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine"), pursuant to which Augustine agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Loan"). The Company received all scheduled installments, and principal and interest (at an annual rate of 10%) were originally due in full on February 29, 2004. Augustine, however, agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, Augustine was given the option of having the Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. Since that time, the Company and Augustine have entered into negotiations to further extend the maturity date of the Loan and those negotiations are currently being finalized and the new terms documented. While the precise terms have not been finalized and are subject to change, the Company believes that the loan will be extended an additional six months. The Company recorded $69,445 for the year ended December 31, 2004 and $23,210 of interest expense for the year ended December 31, 2003. The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, the Company may prepay all or any portion of the Loan at any time without premium or penalty. The proceeds of the Loan were used by the Company for working capital.

As additional consideration for making the Loan, Augustine received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants. Using the Black-Scholes pricing model, the Company allocated approximately $245,000 of the Loan proceeds to the warrants and $175,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the year ended December 31, 2003 was approximately $183,500 and $61,500 for the year ended December 31, 2004 and is recorded as effective interest expense in the accompanying consolidated statement of operations. In conjunction with the extension of the maturity date of the Loan from February 2004 to August 2004, the warrants held by Augustine to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share.

As security for the Loan, New Millennium (an affiliate of Mr. Calvert) pledged 2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

See accompanying notes to consolidated financial statements

Note 11. Other Loan

On November 20, 2003, the Company received $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to Dr. James Seay (the “noteholder”) 90 days from the date of the loan. The Company's president personally guaranteed the note. The note matured on February 18, 2004. The Company has paid the noteholder $30,000 and the balance of $35,000 remains outstanding. On February 10, 2005, the Company amended its obligations to the noteholder, which amendment (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company’s common stock, or $.005 per share.

During 2004, the Company raised $60,000 and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note’s original maturity date, the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note. If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

Note 12. Provision for Income Taxes

Any deferred tax assets have been subjected to a 100% valuation allowance, as management is unable to determine that it is more likely than not that such will be realized. Due to changes in the Company's ownership through various issuance of common stock during 2002 and 2003, the utilization of net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry forwards. The Company has not yet evaluated the status of its net operating loss carry forwards and may not do so until such time as the Company expects operating profits.

The Company has not filed its 2002, 2003 and 2004 Federal and State Income tax returns. Management of the Company does not feel that it will have a material impact on the financial condition of the Company.

See accompanying notes to consolidated financial statements

Note 13. Related Party Transactions

Due To President

New Millennium Note

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

See accompanying notes to consolidated financial statements

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

Since that time, New Millennium has agreed to an indefinite extension of the maturity date of the NuWay Note pending stockholder approval of the transaction. The Company has been unable to schedule such a meeting due to the delinquent status of its periodic reports with the SEC and limited resources to plan the meeting. The amounts due to Mr. Anderson by New Millennium are in default.Technically, under the terms of the New Millennium Agreement, it is possible that Mr. Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson has not perfected his security interest in those shares. Moreover, the Augustine Fund is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

See accompanying notes to consolidated financial statements

Operating Capital Loan

The Company’s President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company’s expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. For the year ended December 31, 2004, Mr. Calvert loaned to the Company $131,033. From October, 2003 to February 28, 2005, Mr. Calvert loaned the Company a total of $143,141. As of December 31, 2005 and February 28, 2005, the Company repaid $10,371 and $41,371 of this amount, respectively. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

As of December 31, 2004, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $204,900.

Transactions with Mark Roy Anderson

During the period from approximately June 2002 through March 2003, the Company entered into several transactions with entities controlled by Mark Roy Anderson. These entities are Med Wireless, Genesis, Camden Holdings, Summit Healthcare, Summitt Ventures, Summit Oil & Gas, Inc. ("Summit Oil") and CVP. The transactions are listed in chronological order. Neither the Company, nor any of its directors or officers, has had any communication with Mr. Anderson since May 2003.

Financing Agreement with Camden Holdings, Inc.

During June 2002, as part of a plan introduced to the Company by Mr. Anderson to shift the Company's focus to the medical technology field and bring in new management, Camden Holdings purchased 1,000,000 shares of the Company's common stock for $250,000. At the time of the transaction, Camden Holdings, whose president at the time of the transaction was Mr. Anderson, owned no shares in the Company, this being the initial transaction between the Company and Mr. Anderson and his affiliates. After this purchase, the 1,000,000 shares represented approximately 12.9% of the then-issued and outstanding shares of the Company's common stock.

Genesis Health Tech, Inc.

On June 28, 2002, the Company purchased a database of healthcare providers in the United States from Genesis, a wholly-owned subsidiary of Camden Holdings, which was controlled by Mr. Anderson. The total purchase price of $300,000 was satisfied by the issuance of 666,667 shares of the Company's common stock. After this purchase, the 1,666,667 shares of the Company's common stock beneficially owned by Mr. Anderson represented approximately 19.8% of the then-issued and outstanding shares of the Company's common stock.

See accompanying notes to consolidated financial statements

Med Wireless, Inc.

By way of an agreement dated July 16, 2002 and amended August 21, 2002, the Company acquired a 15-year, fully paid license to certain technology from Med Wireless, a company whose founder and principal stockholder was Mr. Anderson. Pursuant to the related license agreement (i) the Company would license from Med Wireless all of its rights and interest in certain software applications relating to the movement of medical images and data over the Internet and via handheld wireless devices as well as customer lists; (ii) Med Wireless would assign its customers and distribution agreements related to the licensed intellectual property to the Company; and (iii) the Company would assume $1,120,000 of outstanding debt (see further discussions below). In return, the Company agreed to issue to the Med Wireless stockholders an aggregate of 6,600,000 shares, or approximately 44%, of the Company's common stock.

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

Sale of Casino Operations

The Company sold its wholly-owned casino rental subsidiaries, Latin American Casinos del Peru S.A., and Latin American Casinos of Colombia, LTDA, to CVP in October 2002. Mr.. Anderson was a general partner of CVP at the time of the transaction. Although the purchase price for the stock was $300,000, less all outstanding liabilities of the two subsidiaries, the outstanding liabilities exceeded that amount and the Company received no cash in the sale. The transaction price was determined as a result of the Company's receiving no viable suitors, bidders or offers for the stock or assets of the Company's gaming businesses. The Company's board of directors approved this transaction, but it was not voted upon by the Company's stockholders.

Sale of Oil Operations

The Company entered into an agreement on December 15, 2002 to sell 100% of the stock of NuWay Resources, Ltd. ("NuWay Resources"), the Company's oil and gas subsidiary, for $100,000 less outstanding liabilities, to Summit Oil. Mr. Anderson was president of Summit Oil at the time of the transaction. The Company received no cash from the sale of the stock, but was able to insure contractually that it would not retain any liabilities, or incur new liabilities (which had been increasingly significantly), beyond October 1, 2002. The transaction price was determined as a result of the Company's receiving no other viable offers for NuWay Resources or its assets. The Company's board of directors approved the transaction, but it was not voted upon by the Company's stockholders.

See accompanying notes to consolidated financial statements

Consultancy Arrangement

Beginning in September 2002, Mr. Anderson also served as a consultant to the Company pursuant to a written agreement and received 1,241,884 shares of the Company's common stock pursuant to the 2002 Consultant Equity Plan. The Consultancy Agreement was terminated in December 2002.

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

Note 14. Commitments and Contingencies

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

See accompanying notes to consolidated financial statements

In May 2004, the Company was sued by Flight Options, Inc., a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation (“Devenshire”). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company has cross-complained against Mr. Sanders for indemnity, and has added the affirmative claim of breach of fiduciary duty. The Company has settled with plaintiff Flight Options pursuant to a stipulation that allows the Company to either pay to Flight Options $100,000 on or before August 5, 2005, or allow Flight Options to file a judgment against the Company for $163,310. The Company’s claims against Devenshire and Mr. Sanders will be litigated through binding arbitration prior to the date in which it must pay $100,000 to Flight Options. While the Company believes that it has meritorious positions in this litigation against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

Employment Agreements

In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons, which provided in part that in the event of a merger, consolidation, sale or conveyance of substantially all the assets of the Company which resulted in the discharge of Mr. Lyons, he would be entitled to 200 percent of the balance of payments remaining under the contract. The contract provided salary continuation for a period of two years after his death. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended its employment contract with his widow and primary beneficiary of his estate, whereby the salary continuation clause included in his contract was replaced with a severance arrangement that requires the Company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following the termination of her employment with the Company. Furthermore, upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000; regardless of the time she holds such shares. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her severance agreement, expenses of $350,000 had been recorded of which $308,000 is included in accounts payable and accrued expenses at December 31, 2003 and 2004.

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

See accompanying notes to consolidated financial statements

Lease Commitment

The Company was obligated on a month-to-month office lease at its California facility. This lease required monthly rentals of $7,850. All other leases are of short duration or are on a month-to-month arrangement. Rent expense for December 31, 2004 and 2003 was $0 and $70,200, respectively. The lease was terminated in April 2004.

Stock-Based Commitments

The Company has utilized the services of a number of consultants who were compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, the Company may be obligated to issue additional shares to the consultants.

Note 15. Abandoned Acquisition

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

See accompanying notes to consolidated financial statements

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

Note 16. Retirement of Treasury Stock

During 2004, the Company determined that based on reconciliations of its stock records and its stock transfer agent that 200,000 shares of the Company’s common stock has been issued in prior years but not recorded in the Company’s books. An adjustment was made as of December 31, 2004 to give effect to this non-material error. In addition, the shares included in treasury stock were determined to have been formally cancelled and an adjustment was made at December 31, 2004 to reflect this cancellation.

Note 17. Subsequent Events

Sales of Unregistered Securities

On January 6, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued a convertible promissory note on substantially the same terms as in Note 8.

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

On February 10, 2005, the Company amended its obligations to Dr. James Seay (the “noteholder”) under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note the Company was obligated to pay the noteholder $65,000. The Company has paid the noteholder $30,000 and the balance of $35,000 remains outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company’s common stock, or $.005 per share.

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

See accompanying notes to consolidated financial statements

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

On April 18, 2005, the Company received gross and net proceeds of $25,000 and $23,750, respectively, from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 2,500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

On May 2, 2005, the Company received gross and net proceeds of $50,000 and $47,500, respectively, from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 7,142,857 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

On June 7, 2005, the Company received gross and net proceeds of $5,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described notes, except the note does not include buy back provisions, and allows conversion into a total of 500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

On June 9, 2005, the Company received gross and net proceeds of $100,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include buy back provisions, and allow conversion into a total of 13,000,000 shares of common stock (at approximately $0.008 per common share, rather than $0.005 per Series A Preferred share).

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes.

See accompanying notes to consolidated financial statements