Form 10QSB
period 2005-03-31
NUWAY MEDICAL INC
filed 2005-08-04
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005.

                                                            or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _____________

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

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 2005 was 51,981,236 shares and as of July 31, 2005 was 62,371,236 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX


                                               PART I
Item 1   Financial Statements..............................................3
Item 2   Management's Discussion and Analysis.............................13
Item 3   Controls and Procedures..........................................19

                                               PART II
Item 1   Legal Proceedings................................................20
Item 2   Changes in Securities............................................21
Item 5   Other Information................................................23
Item 6   Exhibits.........................................................24
         Signatures.......................................................25

                                            Exhibit Index
         Exhibit 10.1.......................................................
         Exhibit 10.2.......................................................
         Exhibit 10.3.......................................................
         Exhibit 10.4.......................................................
         Exhibit 31.1.......................................................
         Exhibit 31.2.......................................................
         Exhibit 32.........................................................

                                     PART I

Item 1. Financial Statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                     ASSETS

                                                                       March 31,      December 31,
                                                                         2005             2004
                                                                      (unaudited)     (unaudited)
                                                                      ------------    ------------
CURRENT ASSETS
      Cash and Cash Equivalents                                       $        481    $         --
                                                                      ------------    ------------
                     Total Current Assets                                      481             671
                                                                      ------------    ------------

TOTAL ASSETS                                                          $        481    $        671
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                           $  2,144,880    $  2,054,270
      Notes Payable                                                      1,786,000       1,632,100
      Debentures Payable, Net                                               21,151          21,151
                                                                      ------------    ------------
                     Total Current Liabilities                          3, 952,031       3,707,521
                                                                      ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and
           Outstanding at March 31, 2005 and December 31, 2004                 375             375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 51,981,236 and 51,981,236  Shares Issued
           At March 31, 2005 and December 31, 2004, respectively            34,120          34,120
      Additional Paid-In Capital                                        23,299,870      23,299,870
      Accumulated Deficit                                              (27,285,915)    (27,041,886)
                                                                      ------------    ------------
                     Total Shareholders' Equity                         (3,951,550)     (3,707,521)
                                                                      ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        481    $         --
                                                                      ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2005 AND 2004

                                                             For the period ending March 31
                                                                  2005            2004
                                                              (unaudited)     (unaudited)
                                                              ------------    ------------
Revenue
                     Total Revenues                                     --              --
                                                              ------------    ------------

Costs and Expenses
      Selling, General and Administrative                          193,712         368,596
      Depreciation, Depletion and Amortization                          --              --
                                                              ------------    ------------
                     Total Costs and Expenses                      193,712         368,596
                                                              ------------    ------------

Loss from operations                                              (193,712)       (368,596)
                                                              ------------    ------------

Other Income and Expense
      Interest Expense                                             (50,317)       (105,156)
      Other Income                                                      --           4,600
                                                              ------------    ------------
                     Net Other Expense                             (50,317)       (100,556)
                                                              ------------    ------------

Loss Before Income Taxes                                          (244,029)       (469,152)

Provision for Income Taxes (Benefit)                                    --              --
                                                              ------------    ------------
Net Loss                                                          (244,029)       (469,152)
                                                              ============    ============

                                                              ============    ============

Loss Per Common Share - Basic and Diluted
      Loss per share from Continuing Operations               $      (0.01)   $      (0.01)
                                                              ============    ============
      Net Loss per Share, rounding                            $      (0.01)   $      (0.01)
                                                              ============    ============
      Weighted Average Common Share Equivalents Outstanding     45,786,842      38,618,877
                                                              ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2005

                                   Preferred Stock                  Common Stock
                            ----------------------------   ---------------------------
                               Number           Par           Number           Par        Additional     Retained
                                 of            Value            of            Value        Paid-In       Earnings
                               Shares         $.00067         Shares         $.00067        Capital      (Deficit)
                            ------------    ------------   ------------   ------------   ------------   ------------
BALANCE DECEMBER 31, 2004        559,322             375     51,981,236   $     34,120   $ 23,299,870   $(27,041,886)

STOCK ISSUED FOR SERVICES                                            --             --             --

CONVERSION OF
    DEBENTURES                                                       --             --             --

SALE OF COMMON STOCK                                                 --             --             --

NET LOSS                                                                                                    (244,029)
                            ------------    ------------   ------------   ------------   ------------   ------------
BALANCE MARCH 31, 2005           559,322    $        375     51,981,236   $     34,120   $ 23,299,870   $(27,285,915)
                            ============    ============   ============   ============   ============   ============



     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDING
                             MARCH 31, 2005 AND 2004
                           Three Month Periods Ending

                                                                                        March 31,
                                                                                ----------------------------
                                                                                   2005             2004
                                                                                (unaudited)     (unaudited)
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $   (244,029)   $   (469,152)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Issuance of Stock for Services                                                    --         298,350
        Amortization of Discount on Note                                                  --          62,131
        Increase in Accounts Payable and Accrued Expenses                             90,610         126,182
                                                                                ------------    ------------
      Net Cash Used In Operating Activities                                         (153,419)         17,511
                                                                                ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                ------------    ------------
      No Cash Used In or Provided by Investing Activities                                 --              --
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Funds from Loans                                                               153,900              --
      Payments to reduce Note Payable                                                     --         (22,900)
      Proceeds from Sale of Common Stock                                                  --           5,000
                                                                                ------------    ------------
      Net Cash Provided By Financing Activities                                      153,900         (17,900)
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     481            (389)

CASH AND CASH EQUIVALENTS - BEGINNING                                                     --             671
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                              $        481    $        282
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
  Interest                                                                      $         --    $         --
                                                                                ============    ============
  Income Taxes                                                                  $         --    $         --
                                                                                ============    ============

Conversion of Debentures and Accrued Interest to Capital                        $         --    $     98,849
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

         Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2004.


Note 2.      Business and Organization

         Outlook

         The Company had no continuing business operations as of March 31, 2005. The Company operated as a public shell during the three-month period ended March 31, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities.

         The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. .. We had a net loss of $1,218,048 and $244,029 for the year ending December 31, 2004 and the three-month period ended March 31, 2005, respectively; a negative cash flow from operating activities of $67,771 and $153,419 for the year ending December 31, 2004 and the three-month period ended March 31, 2005, respectively; and a stockholders' deficiency of $27,041,886 and $27,285,915 as of December 31, 2004 and March 31, 2005, respectively.

         As of March 31, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about its ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

         For the three-month period ended March 31, 2005, the Company raised $151,000 through convertible debt financing.

Note 3.     Due to President - Unreimbursed business expenses

         In 2003 and 2004 the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds were obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

         As of March 31, 2005, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $274,900.

Note 4.    Sales of Unregistered Securities

         In January, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The Note bears interest at a rate of 10% per annum, payable on the maturity date. The ("Note") can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the Note into Series A Preferred Stock, on or after the Note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the Note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

         The Company's payment obligations under the Note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the agreement evidencing the loan; (iii) the failure to timely pay the Note; (iv) the Company's default in any other loan obligation greater

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

         In January, 2005, the Company received gross and net proceeds of $75,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 18,000,000 shares of common stock (at $0.0042 per common share, rather than $0.005 per Series A Preferred share).

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

         In February, 2005, the Company received gross proceeds of $51,000 and net proceeds of $47,000 from four outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 5,558,036 shares of common stock (at an average of $0.009 per common share, ranging from $0.007 to $0.01 per common share, rather than $0.005 per Series A Preferred share).

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

         Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default on any of the convertible notes.

Note 5.     Subsequent Events

Sales of Unregistered Securities

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         On April 18, 2005, the Company received gross and net proceeds of $25,000 and $23,750, respectively, from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allows conversion into a total of 2,500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

         On May 2, 2005, the Company received gross and net proceeds of $50,000 and $47,500, respectively, from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allows conversion into a total of 7,142,857 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

         On June 7, 2005, the Company received gross and net proceeds of $5,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allows conversion into a total of 500,000 shares of common stock (at $0.01 per common share, rather than $0.005 per Series A Preferred share).

         On June 9, 2005, the Company received gross and net proceeds of $100,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 13,000,000 shares of common stock (at approximately $0.008 per common share, rather than $0.005 per Series A Preferred share).

         On June 21, 2005, the Company received gross and net proceeds of $20,120 from three outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 2,120,000 shares of common stock (at approximately $0.01 per common share, rather than $0.005 per Series A Preferred share).

         On June 22, 2005, the Company received gross and net proceeds of $22,000 from two individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 2,200,000 shares of common stock (at approximately $0.01 per common share, rather than $0.005 per Series A Preferred share).

         On June 29, 2005, the Company received gross and net proceeds of $110,000 from three individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 11,000,000 shares of common stock (at approximately $0.01 per common share, rather than $0.005 per Series A Preferred share).

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         On July 21, 2005, the Company received gross proceeds of $10,000 and net proceeds of $9,500 from an outside investor and issued convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allow conversion into a total of 625,000 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

         On July 28, 2005, the Company's board of directors approved the issuance of an aggregate of 4,390,000 shares of the Company's common stock to two consultants, at a share price of $0.01 per share. This issuance was in satisfaction of an aggregate of $43,900 owed by the Company for services previously performed by these individuals.

         On August 1, 2005, the Company received gross proceeds of $50,000 and net proceeds of $47,500 from an individual investor and issued convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allow conversion into a total of 3,125,000 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

         On, August 2, 2005, the Company received gross proceeds of $100,000 and net proceeds of $95,000 from an individual investor and issued convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allow conversion into a total of 6,250,000 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

         On, August 3, 2005, the Company received gross and net proceeds of $105,000 from two individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 6,562,500 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

         Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Execution of Letter of Intent

         On July 25, 2005, the Company and IOWC Technologies, Inc. ("IOWC") signed a binding letter of intent pursuant to which the Company will acquire certain assets, including intellectual property, from IOWC, and IOWC will receive approximately 51% of the issued and outstanding stock of the Company on an after-issued basis. Given the numerous significant conditions which must be satisfied prior to the closing of the transactions, there can be no assurance that the transactions will be consummated as presently envisioned.

Extension of Augustine Loan

         On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years.

Item 2. Management's Discussion and Analysis

      This Quarterly Report on Form 10-QSB of NuWay Medical, Inc. (the "Company") contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

      o     general and administrative expenses;

      o     liquidity and sufficiency of existing cash;

      o     purchase or other acquisition of new businesses; and

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

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

      Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of March 31, 2005, and we undertake no duty to update this information.



Plan of Operations



      Overview

      The Company had no continuing business operations as of March 31, 2005. The Company operated as a public shell during the three-month period ended March 31, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.


Results of Operations

      The Company had no revenues from continuing operations during the three-month periods ended March 31, 2005 and 2004.


      Selling, General and Administrative Expense

      Selling, general and administrative expenses were $194,000 for the three-month period ended March 31, 2005, compared to $369,000 for the three-month period ended March 31, 2004. This decrease is primarily attributable to the decrease in legal expenses in the three-month period ended March 31, 2005 compared with the same period in 2004. The largest components of these expenses were:

            a. Salaries and Payroll-Related Expenses: These expenses were $49,000 for the three-month period ended March 31, 2005, compared to $177,000 for the three-month period ended March 31, 2004, a decrease of $128,000. The decrease is almost entirely attributable to an expense recorded by the Company in the prior year for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000.

            b. Consulting Expenses: These expenses were $41,000 for the three-month period ended March 31, 2005, compared to $3,000 for the three-month period ended March 31, 2004, an increase of $38,000. The increase is related to a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock in the prior year.

            c. Legal Expenses: These expenses were $51,000 for the three-month period ended March 31, 2005, compared to $157,000 for the three-month period ended March 31, 2004, a decrease of $106,000. This decrease is primarily due to the high level of legal services required during the three-month period ended March 31, 2004 with respect to the Premium Medical Group, Inc. ("PMG") acquisition, which acquisition was later rescinded.


      Net Loss

      Net loss for the three-month period ended March 31, 2005 was $244,029, or $(0.01) per share, compared to a net loss of $469,000, or $(0.01) per share for the three-month period ended March 31, 2004.


Liquidity and Capital Resources


      General

      Cash and cash equivalents totaled $481 at March 31, 2005. We had no revenues in the three-month period ended March 31, 2005 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2005 and until a merger or acquisition candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

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

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. We had a net loss of $244,029 the three-month period ended March 31, 2005, and $1,218,048 for the year ending December 31, 2004; a negative cash flow from operating activities of $67,771 the three-month period ended March 31, 2005, and $153,419 for the year ending December 31, 2004; and a stockholders' deficiency of $27,041,886 as of December 31, 2004, and $27,285,915 as of March 31, 2005.

      As of March 31, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about our ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      For the three-month period ended March 31, 2005, the Company raised an aggregate of $151,000 gross proceeds and $147,000 net proceeds from seven individual investors and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on the basis of $.005 to $0.01 per share, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8). Please see Part II, Item 2 "Changes in Securities".

      Significant debt obligations at March 31, 2005 included:

            (i) $420,000 due to Augustine II, LLC (the "Augustine Fund"), together with accrued but unpaid interest, described in more detail below;

            (ii) a $1,120,000 note payable which was purchased in March 2003 by New Millennium Capital Partners, LLC ("New Millennium"), an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest, described in more detail below;

            (iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $372,000, as described below;

            (iv) convertible promissory notes to various investors in the aggregate principal amount of $253,500, plus accrued interest;

            (v) approximately $21,151 outstanding remaining on a settlement agreement with former convertible debenture holders; and

            (vi) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000.

      For the three-month period ended March 31, 2005, there was $50,357 of accrued interest recorded related to these obligations.


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

      On March 7, 2005, the Company and the Augustine Fund agreed to further extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. After the completion of the period ended March 31, 2005, the Company and the Augustine Fund finalized and executed formal documentation of these amended terms. See Part II, Item 5.


      Obligation to New Millennium

      In conjunction with the acquisition from Med Wireless of the license for the its technology in 2002, the Company assumed a $1,120,000 note (the "Note") with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. ("Summitt Ventures"). The Note is secured by the Company's assets and was originally due on June 15, 2003. It was sold, as part of a series of transactions with Mark Anderson, a former consultant and former principle stockholder of the Company, and his affiliated entities, to New Millennium, an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, in March 2003.

      Since New Millennium purchased the Note, the Company has attempted multiple times to convert the Note, but has been unable to obtain the required stockholder vote, due to a lack of quorum, to do so. New Millennium orally agreed with the Company to extend the maturity date of the Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004. The Company was unable to make the $100,000 payment on the Note on the extended due date of October 1, 2003.

      In October 2004, New Millennium agreed to extend the maturity of the Note indefinitely until the Company acquired assets or an operating business that would allow it to meet its obligations on the note.

      Accordingly, as of March 31, 2005, the principal amount of the loan, together with $231,465 in accrued but unpaid interest, had not been repaid.

      Under the terms of the New Millennium Note, it is possible that Summitt Ventures, and Mr. Anderson's affiliated entities may have a claim to reacquire the shares of the Company's common stock that were sold to New Millennium. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson and his affiliates have not perfected their security interest in those shares. In addition, the Augustine Fund is the pledgee of 2,500,000 of those shares and has physical possession of those shares.

      New Millennium has informed the Company's board of directors that New Millennium intends to fully convert the Note to stock as soon as it is practical, following stockholder approval. As of the date of the filing of this report, the stockholder vote has not taken place and the Note has not been converted into shares of the Company's common stock.


      Obligations to Dennis Calvert

      In 2003 and 2004 the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006.

      As of March 31, 2005, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $274,900.


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

         On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. The Company is in negotiations to extend the August 5, 2005 deadline. Those negotiations have not been concluded, and there can be no assurance that Flight Options will agree to extend the deadline. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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



Item 2. Changes in Securities


         In January, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The note bears interest at a rate of 10% per annum, payable on the maturity date. The note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the promissory note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms.

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

         In January, 2005, the Company received gross and net proceeds of $75,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include Buy Back Provisions, and allow conversion into a total of 18,000,000 shares of common stock (at $0.0042 per common share, rather than $0.005 per Series A Preferred share).

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

         In February, 2005, the Company received gross proceeds of $51,000 and net proceeds of $47,000 from four outside investors and issued convertible promissory notes on substantially the same terms as the previously described notes, except the notes do not include Buy Back Provisions, and allow conversion into a total of 5,558,036 shares of common stock (at an average of $0.009 per common share, ranging from $0.007 to $0.01 per common share, rather than $0.005 per Series A Preferred share).

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

         Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes.



Item 5. Other


         On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years.

         On August 1, 2005, the Company received gross and net proceeds of $50,000 and net proceeds of $47,500 from an individual investor and issued its convertible promissory note ("Note") due and payable one year from the date of issuance. The Note bears interest at a rate of 10% per annum, payable one year from the date of issuance. The Note can be converted, in whole or in part, into shares of the Company's common stock, at the rate of $.016 per share, at any time prior to maturity by either the Company or the lender.

         The Company's payment obligations under the Note may be accelerated upon the following events of default: (i) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (ii) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

         On, August 2, 2005, the Company received gross proceeds of $100,000 and net proceeds of $95,000 from an individual investor and issued a Note on the same terms as the previously described Note, except that this Note matures on August 2, 2006.

         On, August 3, 2005, the Company received gross and net proceeds of $105,000 from two individual investors and issued Notes on the same terms as the previously described Notes, except that these Notes mature on August 3, 2006.

         All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

         Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default on any of the convertible notes.

Item 6. Exhibits


         The exhibits listed below are attached hereto and filed herewith:

Exhibit
No.                        Description

10.1 Unsecured Promissory Note dated March 7, 2005 in favor of Dennis Calvert. (Previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, originally filed with the SEC on March 18, 2005

10.2* Second Amended and Restated Convertible Term Note by NuWay Medical, Inc., in favor of Augustine II, LLC

10.3* Amendment Number 2 to Term Loan Agreement dated as of July 29, 2005 between NuWay Medical, Inc. and Augustine II, LLC

10.4* Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 in favor of Augustine II, LLC

31.1* Certification of Chief Executive Officer of Quarterly Report Pursuant to
      Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2* Certification of Chief Financial Officer of Quarterly Report Pursuant to
      18 U.S.C. Section 1350

32* Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

* Filed Herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   NUWAY MEDICAL, INC.

Date:  August 4, 2005              By:   /s/ Dennis Calvert
                                         ------------------------------------
                                         Dennis Calvert
                                         President, Chief Executive Officer
                                         and Interim Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit
No.                                Description

10.1 Unsecured Promissory Note dated March 7, 2005 in favor of Dennis Calvert. (Previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, originally filed with the SEC on March 18, 2005

10.2* Second Amended and Restated Convertible Term Note by NuWay Medical, Inc., in favor of Augustine II, LLC

10.3* Amendment Number 2 to Term Loan Agreement dated as of July 29, 2005 between NuWay Medical, Inc. and Augustine II, LLC

10.4* Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 in favor of Augustine II, LLC

31.1* Certification of Chief Executive Officer of Quarterly Report Pursuant to
      Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2* Certification of Chief Financial Officer of Quarterly Report Pursuant to
      18 U.S.C. Section 1350

32* Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

* Filed Herewith.