Form 10QSB
period 2005-06-30
NUWAY MEDICAL INC
filed 2005-08-15
CIK 880242

================================================================================
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005. or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________TO __________

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

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares of the Registrant's Common Stock outstanding as of June 30, 2005 was 51,981,236 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX


                                     PART I
ITEM 1   Financial Statements...............................................   3
ITEM 2   Management's Discussion and Analysis...............................  13
ITEM 3   Controls and Procedures............................................  19

                                     PART II
ITEM 1   Legal Proceedings..................................................  20
ITEM 2   Changes in Securities..............................................  21
ITEM 6   Exhibits...........................................................  23
         Signatures.........................................................  24

EXHIBIT INDEX

         Exhibit 31.1.......................................................  25
         Exhibit 31.2.......................................................  26
         Exhibit 32.........................................................  27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               NUWAY MEDICAL, INC AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                             ASSETS
                                                                       June 30,   December 31,
                                                                        2005          2004
                                                                     (unaudited)   (unaudited)
                                                                     -----------  -------------
CURRENT ASSETS
      Cash and Cash Equivalents                                      $   181,022  $          --
                                                                     -----------  -------------
                     Total Current Assets                                181,022            671
                                                                     -----------  -------------
TOTAL ASSETS                                                         $   181,022  $         671
                                                                     ===========  =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                          $ 2,221,320  $   2,054,270
      Notes Payable                                                    2,118,570      1,632,100
      Debentures Payable, Net                                             21,151         21,151
                                                                     -----------  -------------
                     Total Current Liabilities                         4,361,041      3,707,521
                                                                     -----------  -------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
       onvertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and
      C    Outstanding at June 30, 2005 and December 31, 2004                375            375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 51,981,236 and 51,981,236  Shares Issued
           At June 30, 2005 and December 31, 2004, respectively           34,120         34,120
      Additional Paid-In Capital                                      23,299,870     23,299,870
      Accumulated Deficit                                            (27,514,384)   (27,041,886)
                                                                     -----------  -------------
                     Total Shareholders' Equity                       (4,180,019)    (3,707,521)
                                                                     -----------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   181,022  $          --
                                                                     ===========  =============

             See accompanying notes to unaudited consolidated financial statements.

                                      NUWAY MEDICAL, INC AND SUBSIDIARY
                        STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS
                                        ENDED JUNE 30, 2005 AND 2004


                                                         Three-Months                    Six-Months
                                                        Ended June 30,                  Ended June 30,
                                                ----------------------------    ----------------------------
                                                     2005           2004            2005            2004
                                                ------------    ------------    ------------    ------------
                                                (unaudited)      (unaudited)    (unaudited)      (unaudited)
Revenue
                                                ------------    ------------                    ------------
           Total Revenues                                 --              --              --              --
                                                ------------    ------------    ------------    ------------
Costs and Expenses
     Selling, General and Administrative             173,963         282,610         367,674         621,205

     Depreciation, Depletion and Amortization             --              --              --              --
                                                ------------    ------------    ------------    ------------
           Total Costs and Expenses                  173,963         282,610         367,675         621,205
                                                ------------    ------------    ------------    ------------

Loss from operations                                (173,963)        282,610        (104,823)       (621,205)
                                                ------------    ------------    ------------    ------------
Other Income and Expense
     Interest Expense                                (54,506)        (47,318)       (104,823)       (152,474)

     Other Income                                         --              --              --           4,600
                                                ------------    ------------    ------------    ------------
           Net Other Expenses                        (54,506)             --        (472,498)       (147,874)
                                                ------------    ------------    ------------    ------------
Loss Before Income Taxes                            (228,469)       (329,928)       (472,498)       (799,079)

Provision for Income Taxes (Benefit)                      --              --              --              --
                                                ------------    ------------    ------------    ------------
Net (Loss)                                      $   (228,469)   $   (329,928)   $   (472,498)   $   (799,079)
                                                ============    ============    ============    ============
Loss Per Common Share - Basic and Diluted
     Net Loss per Share, rounding               $       (.01)   $       (.01)   $       (.01)   $       (.02)
                                                ============    ============    ============    ============
     Weighted Average Common Share
        Equivalents Outstanding                   51,981,236      45,716,486      51,981,236      45,716,486
                                                ============    ============    ============    ============

                   See accompanying notes to unaudited consolidated financial statements.

                                          NUWAY MEDICAL, INC AND SUBSIDIARY
                                   STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                                    FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2005



                                      Preferred Stock             Common Stock
                                 ---------------------  ----------------------------
                                  Number       Par         Number           Par        Additional       Retained
                                    of        Value          of            Value        Paid-In         Earnings
                                  Shares      $.00067      Shares         $.00067       Capital        (Deficit)
                                 ----------  ---------  --------------  ------------  -------------  ---------------
BALANCE DECEMBER 31, 2004           559,322        375      51,981,236  $     34,120  $  23,299,870  $   (27,041,886)

STOCK ISSUED FOR SERVICES                                           --            --             --

CONVERSION OF
    DEBENTURES                                                      --            --             --

SALE OF COMMON STOCK                                                --            --             --

NET LOSS                                                                                                    (472,498)
                                 ----------  ---------  --------------  ------------  -------------  ---------------
BALANCE JUNE 30, 2005               559,322  $     375      51,981,236  $     34,120  $  23,299,870  $   (27,514,384)
                                 ==========  =========  ==============  ============  =============  ===============

                       See accompanying notes to unaudited consolidated financial statements.


                                     NUWAY MEDICAL, INC AND SUBSIDIARY
                         STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDING
                                          JUNE 30, 2005 AND 2004

                                                                                    Six Month Periods Ending
                                                                                            June 30,
                                                                                    ----------------------
                                                                                      2005          2004
                                                                                   (unaudited)  (unaudited)
                                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                          $(472,498)   $(799,079)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Issuance of Stock for Services                                                     --      360,898
        Amortization of Discount on Note                                                   --       62,131
        Increase in Accounts Payable and Accrued Expenses                             167,050      393,461
                                                                                    ---------    ---------
      Net Cash Used In Operating Activities                                          (305,448)      17,411
                                                                                    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                    ---------    ---------
      No Cash Used In or Provided by Investing Activities                                  --           --
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Loans                                                             486,470           --
      Payments to reduce Note Payable                                                      --      (22,900)
      Proceeds from Sale of Common Stock                                                   --        5,000
                                                                                    ---------    ---------
      Net Cash Provided By Financing Activities                                       486,470      (17,900)
                                                                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  181,022         (489)

CASH AND CASH EQUIVALENTS - BEGINNING                                                      --          671
                                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS - ENDING                                                  $ 181,022    $     182
                                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
  Interest                                                                          $      --    $      --
                                                                                    =========    =========
  Income Taxes                                                                      $      --    $      --
                                                                                    =========    =========
Conversion of Debentures and Accrued Interest to Capital                            $      --    $  98,849
                                                                                    =========    =========

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


NOTE 2.  BUSINESS AND ORGANIZATION

         OUTLOOK

      The Company had no continuing business operations as of June 30, 2005. The Company operated as a public shell during the three- and six-month periods ended June 30, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. We had a net loss of $228,469 and $472,498 for the three- and six-month periods ended June 30, 2005, respectively; a negative cash flow from operating activities of $305,448 for the six-month period ended June 30, 2005; and a stockholders' deficiency of $27,041,886 and $27,514,384 as of December 31, 2004 and June 30, 2005, respectively.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      As of June 30, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about its ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      For the six-month period ended June 30, 2005, the Company raised gross and net proceeds of $521,120 and $509,870, respectively, through convertible debt financing.

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

      As of June 30, 2005, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $274,821. As of June 30, 2005, the Company had repaid approximately $30,000 of this loan; approximately $71,000 principle remains outstanding.

NOTE 4.  SALES OF UNREGISTERED SECURITIES

      In January, 2005, the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note due and payable one year from the date of issuance. The Note bears interest at a rate of 10% per annum, payable on the maturity date. The ("Note") can be converted, in whole or in part, into 5,000,000 shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the Note into Series A Preferred Stock, on or after the Note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the Note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8).

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

      On April 26, 2005, the Company received gross and net proceeds of $4,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allows conversion into a total of 500,000 shares of common stock (at $0.007 per common share, rather than $0.005 per Series A Preferred share).

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

      On June 22, 2005, the Company received gross and net proceeds of $21,000 from two individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 2,200,000 shares of common stock (at approximately $0.01 per common share, rather than $0.005 per Series A Preferred share).

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

      On August 2, 2005, the Company received gross proceeds of $100,000 and net proceeds of $95,000 from an individual investor and issued convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allow conversion into a total of 6,250,000 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

      On August 3, 2005, the Company received gross and net proceeds of $105,000 from two individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the notes do not include Buy Back Provisions, and allow conversion into a total of 6,562,500 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share).

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      On August 8, 2005, the Company received gross proceeds of $5,000 and net proceeds of $4,500 from an individual investor and issued convertible promissory note on substantially the same terms as the previously described Note, except the note does not include Buy Back Provisions, and allow conversion into a total of 6,250,000 shares of common stock (at approximately $0.016 per common share, rather than $0.005 per Series A Preferred share). All of these offerings and sales were made in reliance on the exemption from registration contained in
Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

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

      Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of June 30, 2005, and we undertake no duty to update this information.

PLAN OF OPERATIONS

      OVERVIEW

      The Company had no continuing business operations as of June 30, 2005. The Company operated as a public shell during the three- and six-month periods ended June 30, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.


RESULTS OF OPERATIONS

      The Company had no revenues from continuing operations during the three- and six-month periods ended June 30, 2005 and 2004.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses were $123,646 and $367,675 for the three- and six month periods ended June 30, 2005, respectively, compared to $282,610 and $621,205 for the three- and six-month periods ended June 30, 2004, respectively. This decrease is primarily attributable to the decrease in legal expenses in the three-month period ended March 31, 2005 compared with the same period in 2004. The largest components of these expenses were:

            a. Salaries and Payroll-Related Expenses: These expenses were $82,000 and $131,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $52,000 and $230,000 for the three- and six-month periods ended June 30, 2004, respectively, an increase of $30,000 and a decrease $99,000, respectively. The increase in the three-month period ended June 30, 2005 and the decrease in the six-month period ended June 30, 2005, is primarily attributable to an expense recorded by the Company in the prior year for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000.

            b. Consulting Expenses: These expenses were $47,000 and $88,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $12,000 and $14,500 for the three- and six-month periods ended June 30, 2004, respectively, an increase of $29,000 and $73,500, respectively. The decrease in the three-month period ended June 30, 2005 is attributable to the decrease in the Company's need for outside consultants during that time. The increase in the six-month period ended June 30, 2005 is attributable to a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock in the prior year.

            c. Legal Expenses: These expenses were $21,000 and $72,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to $49,000 and $206,000 for the three- and six-month periods ended June 30, 2004, respectively, a decrease of $28,000 and $134,000, respectively. The decreases are primarily due to the high level of legal services required during the six-month period ended June 30, 2004 with respect to the Premium Medical Group, Inc. ("PMG") acquisition and operations, which acquisition was later rescinded.

      NET LOSS

      Net loss for the three- and six-month periods ended June 30, 2005 was $228,469 and $472,498, respectively, or $(0.01) and $(0.01) per share.
Comparatively, for the three- and six-month periods ended June 30, 2004, net loss was $329,928, and $799,079, respectively, or $(0.01) and $(0.02) per share.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL

      Cash and cash equivalents totaled $181,022 at June 30, 2005. We had no revenues in the three- and six-month periods ended June 30, 2005 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2005 and until a merger or acquisition candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

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

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. We had a net loss of $472,498 for the six-month period ended June 30, 2005, respectively; a negative cash flow from operating activities of $305,448 for the six-month period ended June 30, 2005; and a stockholders' deficiency of $27,041,886 as of December 31, 2004, and $27,514,384 as of June 30, 2005.

      As of June 30, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about our ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      For the six-month period ended June 30, 2005, the Company raised an aggregate of $521,120 gross proceeds and $509,870 net proceeds from 20 individual investors and issued convertible promissory notes due and payable one year from the date of issuance. The notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis ranging from $.005 to $0.01 per share, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company (other than on Form S-4 or Form S-8). Please see Part II, Item 2 "Changes in Securities".

      Significant debt obligations at June 30, 2005 included:

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

            (iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $346,000, as described below;

            (iv) convertible promissory notes to various investors in the aggregate principal amount of $546,000, plus accrued interest;

            (v) approximately $21,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

            (vi) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000.

      For the six-month period ended June 30, 2005, there was $105,000 of accrued interest recorded related to these obligations.

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

      Accordingly, as of June 30, 2005, the principal amount of the loan, together with approximately $522,895 in accrued but unpaid interest, had not been repaid.

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

      Accordingly, as of June 30, 2005, the principal amount of the loan, together with approximately $260,771 in accrued but unpaid interest, had not been repaid.

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

      As of June 30, 2005, the Company had repaid approximately $30,000 of this loan; approximately $71,000 principle remains outstanding. As of June 30, 2005, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $274,821.

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

      On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. Flight Options has agreed to extend the August 5, 2005 deadline, in exchange for (i) an increase of the settlement amount from $100,000 to $110,000, and (i) a payment of $20,000 which is credited to the total amount due. Those negotiations have not been concluded, and there can be no assurance that Flight Options will agree to extend the deadline. The Company's claims against Devenshire and Mr. Sanders will be litigated through binding arbitration. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

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

ITEM 2. CHANGES IN SECURITIES

      On April 18, 2005, the Company received gross and net proceeds of $25,000 and net proceeds of $23,750 from an outside investor and issued its convertible promissory note ("Note") due and payable one year from the date of issuance. The Note bears interest at a rate of 10% per annum, payable one year from the date of issuance. The Note can be converted, in whole or in part, into shares of the Company's common stock, at the rate of $.01 per share, at any time prior to maturity by either the Company or the lender.

      The Company's payment obligations under the Note may be accelerated upon the following events of default: (i) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (ii) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

      On April 26, 2005, the Company received gross and net proceeds of $4,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the Note can be converted into common stock at $0.007 per common share, rather than $0.01 per common share.

      On May 2, 2005, the Company received gross and net proceeds of $50,000 and $47,500, respectively, from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note, except the Note can be converted into common stock at $0.007 per common share, rather than $0.01 per common share.

      On June 7, 2005, the Company received gross and net proceeds of $5,000 from an outside investor and issued a convertible promissory note on substantially the same terms as the previously described Note.

      On June 9, 2005, the Company received gross and net proceeds of $100,000 from two outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note, except the Note can be converted into common stock at $0.008 per common share, rather than $0.01 per common share.

      On June 21, 2005, the Company received gross and net proceeds of $20,120 from three outside investors and issued convertible promissory notes on substantially the same terms as the previously described Note.

      On June 22, 2005, the Company received gross and net proceeds of $21,000 from two individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note.

      On June 29, 2005, the Company received gross and net proceeds of $110,000 from three individual investors and issued convertible promissory notes on substantially the same terms as the previously described Note.

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

----------
* Filed Herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         NUWAY MEDICAL, INC.

Date:  August 15, 2005                   By:   /s/ Dennis Calvert
                                             -----------------------------------
                                             Dennis Calvert
                                             President, Chief Executive Officer
                                             and Interim Chief Financial Officer

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

----------
* Filed Herewith.