Form 10QSB
period 2005-09-30
NUWAY MEDICAL INC
filed 2005-11-17
CIK 880242

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2005.

                                       or

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________ to ______________

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

                          2603 Main Street, Suite 1155
                            Irvine, California 92614
          (Address, including zip code, of principal executive offices)

                                 (949) 235-8062
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                           Stock, $0.0067 par value.

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The number of shares of the Registrant's Common Stock outstanding as of September 30, 2005 was 62,371,236 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX

                                     PART I

Item 1              Financial Statements.......................................3
Item 2              Management's Discussion and Analysis......................13
Item 3              Controls and Procedures...................................22

                                     PART II

Item 1              Legal Proceedings.........................................23
Item 2              Changes in Securities.....................................24
Item 6              Exhibits..................................................25
                    Signatures................................................26

Exhibit Index

         Exhibit 31.1.........................................................28
         Exhibit 31.2.........................................................29
         Exhibit 32...........................................................30

                                     PART I

Item 1. Financial Statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                                                              September 30,        December 31,
                                                                                  2005                 2004
                                                                               (unaudited)         (unaudited)
                                                                            ----------------     ----------------
CURRENT ASSETS
      Cash and Cash Equivalents                                             $        144,997     $             --
                                                                            ----------------     ----------------
                     Total Current Assets                                            144,997                   --
                                                                            ----------------     ----------------

TOTAL ASSETS                                                                $        144,997     $             --
                                                                            ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                                 $      2,224,142     $      2,054,270
      Notes Payable                                                                2,391,070            1,632,100
      Debentures Payable, Net                                                         21,151               21,151
                                                                            ----------------     ----------------
                     Total Current Liabilities                                     4,636,363            3,707,521
                                                                            ----------------     ----------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
       Convertible Preferred Series A, $.00067 Par Value, 25,000,000
           Shares Authorized, 559,322  Shares Issued and
          Outstanding at September 30, 2005 and December 31, 2004                        375                  375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 62,371,236 and 51,981,236  Shares Issued
           At September 30, 2005 and December 31, 2004, respectively                  41,081               34,120
      Additional Paid-In Capital                                                  23,396,809           23,299,870
      Accumulated Deficit                                                        (27,929,631)         (27,041,886)
                                                                            ----------------     ----------------
                     Total Shareholders' Equity                                   (4,491,366)          (3,707,521)
                                                                            ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $        144,997     $             --
                                                                            ================     ================

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
         STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2005 AND 2004

                                                               Three-Months                               Nine-Months
                                                            Ended September 30,                       Ended September 30,
                                                         2005                 2004                 2005                 2004
                                                    ----------------     ----------------     ----------------     ----------------
                                                      (unaudited)          (unaudited)          (unaudited)          (unaudited)
Revenue
                                                    ----------------     ----------------                          ----------------

           Total Revenues                                         --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------

Costs and Expenses
     Selling, General and Administrative                     348,725              119,912              716,401              771,117

     Depreciation, Depletion and Amortization                     --                   --                   --                   --
                                                    ----------------     ----------------     ----------------     ----------------
           Total Costs and Expenses                          348,725              119,912              716,401              771,117
                                                    ----------------     ----------------     ----------------     ----------------

Loss from operations                                        (348,725)            (119,912)            (716,401)            (771,117)
                                                    ----------------     ----------------     ----------------     ----------------

Other Income and Expense
     Interest Expense                                        (66,521)             (48,304)            (171,344)            (200,778)

     Other Income                                                 --                   --                   --                4,600
                                                    ----------------     ----------------     ----------------     ----------------

           Net Other Expenses                                (66,521)             (48,304)            (171,344)            (196,178)
                                                    ----------------     ----------------     ----------------     ----------------

Loss Before Income Taxes                                    (415,246)            (168,216)            (887,745)            (967,295)

Provision for Income Taxes (Benefit)                              --                   --                   --                   --

                                                    ----------------     ----------------     ----------------     ----------------
Net (Loss)                                          $       (415,246)    $       (168,216)    $       (887,745)    $       (967,295)
                                                    ================     ================     ================     ================

Loss Per Common Share - Basic and Diluted

     Net Loss per Share, rounding                   $           (.01)    $           (.01)    $           (.01)    $           (.02)
                                                    ================     ================     ================     ================
     Weighted Average Common Share
          Equivalents Outstanding                         59,209,062           47,844,475           54,416,987           41,410,582
                                                    ================     ================     ================     ================

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

                                    Preferred Stock                   Common Stock
                              ----------------------------    -----------------------------
                                 Number            Par           Number            Par           Additional        Retained
                                   of             Value            of             Value           Paid-In          Earnings
                                 Shares          $.00067         Shares          $.00067          Capital          (Deficit)
                              ------------    ------------    ------------     ------------     ------------     ------------
BALANCE DECEMBER 31, 2004          559,322             375      51,981,236     $     34,120     $ 23,299,870     $(27,041,886)

STOCK ISSUED FOR SERVICES                                       10,390,000            6,961           96,939

CONVERSION OF
    DEBENTURES                                                          --               --               --

SALE OF COMMON STOCK                                                    --               --               --

NET LOSS                                                                                                             (887,745)
                              ------------    ------------    ------------     ------------     ------------     ------------
BALANCE SEPTEMBER 30, 2005         559,322    $        375      62,371,236     $     41,081     $ 23,396,809     $(27,929,631)
                              ============    ============    ============     ============     ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDING
                           SEPTEMBER 30, 2005 AND 2004

                                                                                       Nine Month Periods Ending
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                        2005              2004
                                                                                     (unaudited)       (unaudited)
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                           $   (887,745)     $   (967,295)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Issuance of Stock for Services
                                                                                          103,900           360,898
        Amortization of Discount on Note
                                                                                               --            62,131
        Increase in Accounts Payable and Accrued Expenses                                 169,872           536,727
                                                                                     ------------      ------------
      Net Cash Used In Operating Activities                                              (613,973)           (7,539)
                                                                                     ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                     ------------      ------------
      No Cash Used In or Provided by Investing Activities                                      --                --
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Loans                                                                 758,970                --
      Payments to reduce Note Payable                                                          --           (22,900)
      Proceeds from Sale of Common Stock                                                       --            30,000
                                                                                     ------------      ------------
      Net Cash Provided By Financing Activities                                           758,970             7,100
                                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      144,997              (439)

CASH AND CASH EQUIVALENTS - BEGINNING                                                          --               671
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS - ENDING                                                   $    144,997      $        232
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
   Interest                                                                          $         --      $         --
                                                                                     ============      ============
  Income Taxes                                                                       $         --      $         --
                                                                                     ============      ============

Conversion of Debentures and Accrued Interest to Capital                             $         --      $     98,849
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

Note 2. Business and Organization

      Outlook

      The Company had no continuing business operations as of September 30, 2005. The Company operated as a public shell during the three- and nine-month periods ended September 30, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. (See discussion of the letter of intent with IOWC Technologies, Inc. ("IOWC"), in
Note 5.)

      The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond, as well as to consummate the transactions with IOWC and fund the operations of the Company after the transactions are consummated. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire IOWC or another ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. We had a net loss of $415,246 and $887,745 for the three- and nine-month periods ended September 30, 2005, respectively; a negative cash flow from operating activities of $613,973 for the nine-month period ended September 30, 2005; and a stockholders' deficiency of $27,041,886 and $27,929,631 as of December 31, 2004 and September 30, 2005, respectively.

      As of September 30, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about its ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      For the nine-month period ended September 30, 2005, the Company raised gross and net proceeds of $786,120 and $766,870, respectively, through convertible debt financing.

Note 3. Due to President - Unreimbursed business expenses

      In 2003 and 2004 the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds were obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. As of September 30, 2005, the Company had repaid approximately $63,000 of this loan; approximately $38,000 principle remains outstanding.

      As of September 30, 2005, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $296,821.

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      On July 15, 2005, the Company's board of directors approved the issuance of 6,000,000 shares of the Company's common stock to two directors and one officer. An aggregate $20,000 owed by the Company to two independent directors for unpaid compensation for serving on the board of directors was paid by the issuance of an aggregate 2,000,000 shares of the Company's common stock, at a share price of $0.01 per share; and $40,000 owed by the Company to an officer of the Company for accrued and unpaid compensation, was paid by the issuance of an aggregate 4,000,000 shares of the Company's common stock, at a share price of $0.01 per share.

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

Note 6. Extension of Augustine Loan

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

      Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of September 30, 2005, and we undertake no duty to update this information.

Plan of Operations

      Overview

      The Company had no continuing business operations as of September 30, 2005. The Company operated as a shell company during the three- and nine-month periods ended September 30, 2005, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities.

      On July 25, 2005, the Company executed a binding letter of intent ("LOI") with IOWC Technologies, Inc., a federally registered Canadian corporation ("IOWC"), pursuant to which the Company will acquire certain of IOWC's assets (the "Purchased Assets"), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of IOWC following the closing (the "Closing"). The Company will not assume any liabilities of IOWC.

      In exchange for the Purchased Assets, the Company will issue shares of its common stock to IOWC equal to 51% of the Company's post-transaction issued and outstanding shares of common stock.

      The parties have agreed to enter into a definitive asset purchase agreement, and other agreements, including a research and development agreement (the "R&D Agreement"), to effect the transactions (the "Transactions") on or prior to the Closing.

      Additionally, prior to the Closing, the Company must raise sufficient funds to cover the costs of the Transactions, and three months post-Closing operating expenses, the latter of which is estimated at approximately $300,000. See "Liquidity and Capital Resources" below.

      Prior to the Closing, the Company is required to provide interim funding to IOWC on a best efforts basis and in amounts agreed between the parties in an aggregate amount not to exceed $1,000,000 (the "Advance"). Upon Closing, the aggregate amount of the Advance shall be forgiven by the Company. In the event the Transactions do not close, the aggregate amount of the Advance shall be converted into stock of IOWC at a conversion price of $1.00 per share. As of the date of the filing of this report, the Company has provided $87,500 of such interim funding to IOWC.

      At the Closing, the Company and IOWC will execute the R&D Agreement. It is contemplated that pursuant to the R&D Agreement the Company will pay IOWC a monthly fee to conduct research to further develop the existing BioLargo Technology and products based on the existing and new technologies.

      Also at the Closing, the Company and Dennis Calvert, the Company's President and Chief Executive Officer, will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $14,000 for the remainder of 2005, and a 10% increase in his monthly salary for each calendar year beginning January 2006. The employment agreement will contain a guaranteed stock bonus and other provisions.

      The Transactions are subject to approval by IOWC's board of directors and stockholders, approval by the Company's board of directors, and approval by the Company's stockholders of the following matters:

            o an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

            o the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

            o     a reverse split of the Company's common stock; and

            o the election of Kenneth R. Code ("Code"), IOWC's principal shareholder, to the Company's board of directors.

      The Closing of the Transactions is subject to various conditions, including those described hereinabove and conditions customary for transactions of this nature.

      It is anticipated that the present management of the Company will remain in place after the Closing and that Code will become Chairman of the Company's Board of Directors and Chief Technology Officer. Code will enter into an employment agreement with the Company on terms to be agreed.

      While the parties currently anticipate the transactions to close during the first quarter of 2006, given the numerous significant conditions which must be satisfied prior to the closing of the transactions, there can be no assurance that the transactions will be consummated as presently envisioned or at all.

      The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond, including its obligations to IOWC. The Company's ability to continue as a going concern and to consummate the transactions with IOWC is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has commenced an offering of its convertible notes and warrants to provide such interim funding. See "Liquidity and Capital Resources" below.

Results of Operations

      The Company had no revenues from continuing operations during the three- and nine-month periods ended September 30, 2005 and 2004.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses were $349,000 and $716,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $120,000 and $771,000 for the three- and nine-month periods ended September 30, 2004, respectively, an increase of $229,000 in the three-month period ended September 30, 2005 and a decrease of $55,000 in the nine-month period ended September 30, 2005. The increase in the three-month period ended September 30, 2005 is primarily attributable to an increase in consulting expenses, legal expenses, and independent director compensation, partially offset by a decrease in salaries and payroll-related expenses, and reversal of a prior period accrued liability. The decrease in the nine-month period ended September 30, 2005 is primarily attributable to a decrease in salaries and payroll expenses, legal expenses, a settlement charge and reversal of a prior period accrued liability, partially offset by an increase in consulting expenses, independent director compensation and travel.

      The largest components of these expenses were:

            a. Salaries and Payroll-Related Expenses: These expenses were $42,000 and $173,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $52,000 and $282,000 for the three- and nine-month periods ended September 30, 2004, respectively, a decrease of $10,000 and $109,000, respectively. The decrease in the three- and nine- month period ended September 30, 2005 is primarily attributable to an expense recorded by the Company in the prior year for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000.

            b. Consulting Expenses: These expenses were $103,000 and $205,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $5,000 and ($62,000) for the three- and nine-month periods ended September 30, 2004, respectively, an increase of $98,000 and $267,000 respectively. The increase in the three-month period ended September 30, 2005 is attributable to the increase in the Company's need for outside consultants during that time. The increase in the nine-month period ended September 30, 2005 is attributable to a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock in the prior year.

            c. Legal Expenses: These expenses were $74,000 and $146,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to $44,000 and $250,000 for the three- and nine-month periods ended September 30, 2004, respectively, an increase of $30,000 and decrease of $104,000, respectively. The increase in the three-month period ended September 30, 2005 is primarily attributable to legal work during that period associated with the Company's financing efforts and the IOWC Transactions. The decrease in the nine-month period ended September 30, 2005 is primarily attributable to the high level of legal services required during the nine-month period ended September 30, 2004 with respect to the Premium Medical Group, Inc. ("PMG") acquisition and operations, which acquisition was later rescinded.

            d. Independent Director Compensation: These expenses were $120,000 for the three- and nine-month periods ended September 30, 2005, compared to $0 for the three- and nine-month periods ended September 30, 2004, an increase of $120,000 and $120,000 respectively. The Company accrued an expense of $120,000 in the third quarter 2005 to reflect an arrangement made with the Company's independent directors on November 14, 2005 for their 2005 compensation. In 2004, annual independent director compensation in the aggregate amount of $120,000 was accrued in the three-month period ended December 31, 2004.

            e. Settlement Charge: These expenses were $0 for the three- and nine-month periods ended September 30, 2005, compared to $0 and $163,000 for the three- and nine-month periods ended September 30, 2004, a decrease of $0 and $163,000, respectively. This decrease is attributable to the settlement reached in the Flight Options, Inc. litigation, in which the Company may be obligated to pay up to approximately $163,000 to Flight Options, Inc. (See Part II, Item 1 "Legal Proceedings" below.)

            f. Reversal of Accrued Liability. During the three-month period ended September 30, 2005, management reviewed the Company's accrued liabilities and reversed an accrual for rental expense of $55,000, which it currently believes that the Company will no longer have to pay.

      Net Loss

      Net loss for the three- and nine-month periods ended September 30, 2005 was $415,246 and $887,745, respectively, or $(0.01) and $(0.01) per share.
Comparatively, for the three- and nine-month periods ended September 30, 2004, net loss was $168,216, and $967,295, respectively, or $(0.01) and $(0.02) per share.

Liquidity and Capital Resources

      General

      Cash and cash equivalents totaled $144,997 at September 30, 2005. The Company had no revenues in the three- and nine-month periods ended September 30, 2005 and were forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses or its obligations under the LOI with IOWC to acquired the BioLargo Technology. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2005 and to consummate the transactions with IOWC.

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $870,784 for the nine-month period ended September 30, 2005, respectively; a negative cash flow from operating activities of $613,973 for the nine-month period ended September 30, 2005; and a stockholders' deficiency of $27,041,886 as of December 31, 2004, and $27,912,670 as of September 30, 2005.

      As of September 30, 2005, the Company has limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      For the three-month period ended September 30, 2005, the Company raised an aggregate of $270,000 gross proceeds and $261,500 net proceeds) from five individual investors and issued convertible promissory notes due and payable one year from the date of issuance (the "Notes"). The Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis ranging from $.005 to $0.01 per share, at any time prior to maturity by either the Company or the holder. The holder has "piggyback" registration rights to include the shares of common stock in one or more registration statements filed by the Company (other than registration statements on Forms S-4 or S-8). Please see Part II,
Item 2, "Changes in Securities".

      On September 23, 2005, the Company commenced a private offering (the "Interim Finance Offering") of up to $1 million of its 10% convertible notes due October 31, 2006 (the "Convertible Notes") and warrants (the "Warrants") to purchase up to 40,000,000 shares of the Company's common stock. The Convertible Notes are convertible into shares of common stock at $.05 per share. The Warrants are exercisable at a price of $.05 per share and expire on October 31, 2007. The Interim Finance Offering is being made to a limited number of individuals who are "accredited investors" as that term is defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As of the date of the filing of this Report, no funds have been received by the Company in connection with the Interim Finance Offering.

      Even if the Interim Finance Offering is successful, the Company will be required to raise additional capital to sustain its operations and meet its liabilities as they become due for the next twelve months, as well as to consummate the transactions with IOWC and fund the operations of the Company after the transactions are consummated. While the Company is actively considering investment alternatives for the Company's longer-term financial requirements, there is no assurance that the Company will be able to raise any additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

      Significant debt obligations of the Company at September 30, 2005 included:

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

            (iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $335,000, as described below;

            (iv) convertible promissory notes to various investors in the aggregate principal amount of $816,000, plus accrued interest;

            (v) approximately $21,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

            (vi) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000.

      For the three- and nine-month periods ended September 30, 2005, there was $66,500 and $171,000, respectively, of accrued interest recorded related to these obligations.

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

      On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. Accordingly, as of September 30, 2005, the principal amount of the loan, together with approximately $541,336 in accrued but unpaid interest, had not been repaid.

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

      In October 2004, New Millennium agreed to extend the maturity of the Note indefinitely until the Company acquired assets or an operating business that would allow it to meet its obligations on the note. Accordingly, as of September 30, 2005, the principal amount of the loan, together with approximately $289,704 in accrued but unpaid interest, had not been repaid.

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

      As of September 30, 2005, the Company had repaid approximately $63,000 of this loan; approximately $38,000 principle remains outstanding. As of September 30, 2005, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $296,821.

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

      On March 17, 2005, the Company settled the lawsuit with the plaintiff pursuant to a stipulation that allows the Company to either pay Flight Options $100,000 on or before August 5, 2005, or allows Flight Options to file a judgment against the Company for $163,310 after such date. Flight Options agreed to extend the August 5, 2005 deadline to December 23, 2005, in exchange for (i) an increase of the settlement amount from $100,000 to $110,000, and (i) a payment of $20,000 which is credited to the total amount due. The Company's claims against Devenshire and Mr. Sanders are being litigated through binding arbitration. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation. While the Company believes that it has meritorious positions against Devenshire and Mr. Sanders, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

      On December 4, 2004, the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. The Company agreed to settle the lawsuit for $9,000. The Company paid the settlement and the law firm dismissed the lawsuit.

      The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities

      On July 15, 2005, the Company's board of directors approved the issuance of 6,000,000 shares of the Company's common stock to two directors and one officer. An aggregate $20,000 owed by the Company to two independent directors for unpaid compensation for serving on the board of directors was paid by the issuance of an aggregate 2,000,000 shares of the Company's common stock, at a share price of $0.01 per share; and $40,000 owed by the Company to an officer of the Company for accrued and unpaid compensation, was paid by the issuance of an aggregate 4,000,000 shares of the Company's common stock, at a share price of $0.01 per share.

      On July 21, 2005, the Company received gross proceeds of $10,000 and net proceeds of $9,500 from an outside investor and issued its convertible promissory note ("Note") due and payable one year from the date of issuance. The Note bears interest at a rate of 10% per annum, payable one year from the date of issuance. The Note can be converted, in whole or in part, into shares of the Company's common stock, at the rate of $.016 per share, at any time prior to maturity by either the Company or the lender.

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

      On August 1, 2005, the Company received gross proceeds of $50,000 and net proceeds of $47,500 from an outside investor and issued convertible promissory note on substantially the same terms as the previously described Note.

      On August 2, 2005, the Company received gross proceeds of $100,000 and net proceeds of $95,000 from an individual investor and issued a convertible promissory note on substantially the same terms as the previously described Note.

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

                                        NUWAY MEDICAL, INC.


Date: November 16, 2005                 By: /s/ Dennis Calvert
                                            ------------------------------------
                                            Dennis Calvert
                                            President, Chief Executive Officer
                                            and Interim Chief Financial Officer

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