Form 10KSB
period 2005-12-31
NUWAY MEDICAL INC
filed 2006-03-31
CIK 880242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO _______

                        COMMISSION FILE NUMBER: 33-43423

                               NUWAY MEDICAL, INC.
                 (Name of Small Business Issuer in its Charter)

              Delaware                                   65-0159115
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                 2603 Main Street, Suite 1155, Irvine, CA 92614
               (Address of principal executive offices, Zip Code)

         Issuer's telephone number, including area code: (949) 235-8062

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.00067 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Issuer's revenue for its most recent fiscal year: $ -0-

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006 was $903,590

      The number of shares outstanding of the issuer's class of common equity as of March 30, 2006 was 62,453,501.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I
     Item 1. Description of Business                                           4
     -------------------------------
     Item 2. Description of Property                                          12
     -------------------------------
     Item 3. Legal Proceedings                                                12
     -------------------------
     Item 4. Submission of Matters to a Vote of Security Holders              13
     -----------------------------------------------------------

PART II
     Item 5. Market for Common Equity and Related Stockholders Matters        14
     -----------------------------------------------------------------
     Item 6. Management's Discussion and Analysis of Financial Condition
     and Results of                                                           17
     ------------------------------------------------------------------------
     Operation
     ---------
     Item 7. Financial Statements                                             26
     ----------------------------
     Item 8. Changes In and Disagreements with Accountants on Accounting
     and Financial                                                            26
     ------------------------------------------------------------------------
     Disclosure
     ----------
     Item 8A. Controls and Procedures                                         26
     --------------------------------
     Item 8B. Other Information                                               27
     --------------------------

PART III
     Item 9. Directors, Executive Officers, Promoters and Control
     Persons; Compliance with                                                 28
     ------------------------------------------------------------------------
     Section 16(a) of the Exchange Act
     ---------------------------------
     Item 10. Executive Compensation                                          28
     -------------------------------
     Item 11. Security Ownership of Certain Beneficial Owners and Management  28
     -----------------------------------------------------------------------
     Item 12. Certain Relationships and Related Transactions                  28
     -------------------------------------------------------
     Item 13. Exhibits                                                        28
     -----------------
     Item 14. Principal Accountant Fees and Services                          31
     -----------------------------------------------
     Signatures                                                               32
     ----------
     Index to Financial Statements                                           F-1
     -----------------------------
     Report of Independent Registered Public Accounting Firm                 F-2
     -------------------------------------------------------
     Consolidated Financial Statements for the Years Ended
     December 31, 2004 and 2003                                              F-3
     ---------------------------------------------------------------------------
     Exhibits Filed With This Report
     -------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

      This Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements. These forward-looking statements include predictions regarding our future:

            obusiness and acquisition plans;
            ofinancing plans;
            ogeneral and administrative expenses;
            oliquidity and sufficiency of existing cash;
            othe outcome of pending or threatened litigation; and othe effect of recent accounting pronouncements on our financial condition and results of
            operations.

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

      The information contained in this Annual Report is as of December 31, 2005, unless expressly stated otherwise.

OVERVIEW

      NuWay Medical, Inc., a Delaware corporation (the "Company"), had no continuing business operations as of December 31, 2005. At this time, the Company is operating as a public shell and management is actively seeking merger and acquisition candidates with ongoing operations. Over the course of the last several years, the Company had attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, primarily inadequate capital and the inability to raise sufficient financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company and management disposed of, or abandoned, these other acquisitions.

      The Company has identified an acquisition candidate, IOWC Technologies, Inc. ("IOWC"), the owner, along with Kenneth Reay Code (Mr. Code and IOWC are collectively referred to herein as "BioLargo"), of certain technology referred to herein as the "BioLargo Technology". As described below, the Company and BioLargo have entered into a Marketing and Licensing Agreement (the "M&L Agreement") and the Company intends to acquire substantially all of the assets of IOWC, subject to various conditions, including approval of the Company's stockholders.

      Recently, the Company has struggled to deal with the following issues, often simultaneously:

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

      o Dealing with inquiries from the Securities and Exchange Commission (the "SEC") regarding certain practices and transactions in the Company's past, including questions raised about any continued involvement of Mark Roy Anderson in the ongoing business of the Company

      o Dealing with inquiries from the Federal Bureau of Investigation ("FBI") related to any past dealings with Mr. Anderson or his affiliates

      o Dealing with litigation with former officers of the Company and related litigation stemming from their leadership of the Company

      These issues continue to present extraordinary challenges to management as it tries slowly to turn the situation around. The Company is presently focused primarily on maintaining the corporate entity, complying with its reporting obligations under the Exchange Act and actively seeking new business opportunities. The Company will need working capital resources to maintain the Company's status and satisfy its reporting obligations, and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond, especially if the transactions with BioLargo are consummated. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements and reporting obligations. If the Company is able to acquire BioLargo or another ongoing business and/or technology that must be exploited, the Company would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements form operations.

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

      PROPOSED ACQUISITION OF IOWC

      On July 25, 2005, the Company executed a letter of intent ("LOI") with IOWC, pursuant to which the Company will acquire certain of BioLargo's assets (the "Purchased Assets"), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of BioLargo following the closing. The Company will not assume any liabilities of BioLargo.

      The parties also agreed that on or prior to the closing, they would enter into a definitive asset purchase agreement (the "Asset Purchase Agreement"), and other agreements, including a research and development agreement (the "R&D Agreement"), to effect the transactions (the "Transactions") on or prior to the closing. Pursuant to the R&D Agreement, the Company will pay BioLargo a monthly fee to conduct research to further develop the existing BioLargo Technology and products based on the existing and new technologies.

      The LOI also requires the Company to raise sufficient funds to (i) cover the costs of the transactions, (ii) three months post-closing operating expenses, the latter of which is estimated at approximately $300,000 and (iii) provide interim funding to BioLargo on a best efforts basis and in amounts agreed between the parties in an aggregate amount not to exceed $1,000,000.

      The LOI further provides that, at the Closing, the Company and Dennis Calvert will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $15,400 for 2006, and a 10% increase in his monthly salary for each calendar year thereafter.

      It is anticipated that the present management of the Company will remain in place after the closing and that Mr. Code will become the Company's Chief Technology Officer. In connection therewith, Mr. Code will enter into an employment agreement with the Company (the "Code Employment Agreement").

      In connection with the previously described transactions and in partial implementation thereof, on December 31, 2005, the Company executed the M&L Agreement with BioLargo. Pursuant to the M&L Agreement, the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation ("BLTI"), has the right ("Rights") to develop, market, sell and distribute products that were developed, and are in development, by BioLargo using the BioLargo Technology.

      BioLargo also assigned to BLTI its rights and obligations under two license agreements, including BioLargo, LLC, in which BioLargo has a 20% interest, as well as its rights set forth in a LOI with another entity (collectively, the "Assigned Agreements"). The M&L Agreement provides that the Company is to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements. As part of the M&L Agreement, IOWC has agreed to transfer its 20% interest in BioLargo, LLC to the Company. In consideration of the Rights and the Assigned Agreements, the Company has agreed to issue IOWC a total of 38% of its common stock.

      The parties further agreed to enter into additional agreements in furtherance of the July 2005 LOI between the Company and IOWC, including (i) the Asset Purchase Agreement, whereby the Company would acquire the two U.S. patents held by IOWC; (ii) the R&D Agreement, with a company to be managed and controlled by Mr. Code; and (iii) the Code Employment Agreement. In consideration of the Asset Purchase Agreement, the Company has agreed to issue IOWC an additional one percent of its common stock. In consideration of the R&D Agreement and Code Employment Agreement, the Company has agreed to issue to Code individually 17.6% of its common stock. As a result of the foregoing transactions, the Company will issue a total of 56.6% of its common stock to BioLargo, calculated on January 1, 2006. The parties further agreed that to the extent that the Company issues additional equity in connection with one or more financing transactions after January 1, 2006, then the percentage of equity to be issued to BioLargo would be diluted pro rata.

      The Code Employment Agreement is anticipated to provide that Mr. Code will be appointed Chief Technology Officer of BLTI, and receive a monthly salary of $15,400. As explained below, the Company is required to obtain the approval of its stockholders prior to the issuance of the common stock to IOWC required pursuant to the M&L Agreement.

      The foregoing transactions are subject to approval by IOWC's board of directors and stockholders, approval by the Company's board of directors, and approval by the Company's stockholders of the following matters:

      o an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;
      o the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;
      o     a reverse split of the Company's common stock; and
      o     theelection of Mr. Code to the Company's board of directors.

      In the event that the Company's stockholders do not approve the issuance of stock, the M&L Agreement shall terminate, and all rights granted to the Company shall revert to BioLargo.

      The closing of the transactions is subject to various conditions, including those described hereinabove, and conditions customary for transactions of this nature.

EMPLOYEES

      At December 31, 2005, the Company employed one full-time employee, reflecting the reduced operations of the Company at that time.

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

      WE NEED ADDITIONAL FUNDS TO MAINTAIN AND DEVELOP OUR BUSINESS.

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

      THE COST OF MAINTAINING OUR REPORTING OBLIGATIONS IS HIGH.

      The Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, the Company will need to continue to raise capital. If adequate funds are not available to the Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market.

      WE HAVE SUBSTANTIAL DEBT OBLIGATIONS MATURING DURING 2006.

      We have approximately $2,740,570 aggregate principal amount of our promissory notes that mature at various times during 2006. We do not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until our stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

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

      THE TRANSACTIONS WITH IOWC REQUIRE STOCKHOLDER APPROVAL. WE HAVE BEEN UNABLE TO OBTAIN A QUORUM AND SCHEDULE A VOTE OF STOCKHOLDERS TO APPROVE CERTAIN MATERIAL TRANSACTIONS IN THE PAST.

      The Company will be required to obtain stockholder approval to approve the transactions with BioLargo; and amend its charter to increase the authorized number of shares to approve a transaction with New Millennium Capital Partners, LLC ("New Millennium"), which is controlled by our CEO and President Dennis Calvert; raise funds; or effect a conversion of the convertible notes beyond the number of shares of common stock currently authorized but unissued. Obtaining stockholder approval is both costly and uncertain as to its success. The Company has attempted to secure stockholder votes for certain corporate actions in the past and has been unable to secure a quorum. As a result, the Company has been unable to effect certain material transactions, and this inability to act could threaten the viability of the Company. If the Company is unable to obtain the necessary stockholder approval of the transactions with BioLargo, the M&L Agreement will terminate and all rights granted by BioLargo to the Company will revert to BioLargo. In addition, the inability of the Company to obtain stockholder approval of various additional contemplated transactions, could have an adverse affect on the Company's ability to recapitalize, restructure its debts, obtain funding and execute its business plan, among other things.

      IF WE ACQUIRE A BUSINESS, WE WILL BE DEPENDENT UPON MARKET ACCEPTANCE AND COMPETITIVE FACTORS.

      The success of any business, such as IOWC, which the Company acquires, or develops, will be highly dependent upon, among other things, gaining market acceptance from customers that will use the company's products and services. More specifically, these factors include, among other things, how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of the Company's marketing activities.

      IF WE CONSUMMATE THE TRANSACTIONS WITH BIOLARGO, THERE WILL BE A CHANGE OF CONTROL OF THE COMPANY.

      If our stockholders approve the transactions with BioLargo and the transactions are subsequently consummated, the Company will issue an aggregate of 56.6% of its common stock to BioLargo, which amount is subject to adjustment downward under certain circumstances. This change of control could have certain consequences for the Company, including, without limitation, a change in control of the Company's Board of Directors and the ability of BioLargo to direct the outcome of many matters on which the Company's stockholders are entitled to vote in the future.

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

      OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" REGULATIONS THAT MAY AFFECT THE LIQUIDITY FOR OUR COMMON STOCK.

      Our common stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

      o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading

      o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws

      o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price

      o a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

      o such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

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

      In or about May 2003, the Company learned through verbal discussions with representatives of NASDAQ, in preparation for the Company's pending NASDAQ qualifications hearing, that Mark Roy Anderson had a criminal background. In or about May and June 2003, the Company was informed in writing by the United States Attorney's office in Los Angeles, that Mr. Anderson (i) was the target of a criminal investigation (the "Investigation") pertaining to the sale of securities by Med Wireless, Inc. ("Med Wireless"), a which Mr. Anderson founded and was a principal stockholder and from which the Company licensed certain assets in 2002, and (ii) had been convicted of multiple felonies unrelated to Med Wireless in the 1990s. Mr. Anderson was the founder and principal stockholder of Med Wireless, and first introduced the concept of licensing the Med Wireless software application and contracts to the Company in May 2002.

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

      On June 28, 2002, Mr. Calvert was appointed president of the Company. At the same time, Joseph Provenzano, who at that time was an employee of Camden Holdings, Inc. ("Camden Holdings"), another affiliate of Mr. Anderson, joined the Company's board of directors. In addition to the Med Wireless transaction, entities that Mr. Anderson controls, including Camden Holdings, Genesis Health Tech, Inc. ("Genesis"), Summit Oil & Gas, Inc. ("Summit Oil") and Casino Venture Partners ("CVP"), invested $250,000 in the Company, sold the Company additional assets and purchased the Company's previous operating businesses. Although Mr. Anderson never served as an officer or director of the Company, he served as a consultant to the Company and received consulting fees in the form of an aggregate 1,241,884 shares of the Company's common stock. Since December 2002 Mr. Anderson has not been a consultant to the Company and since March 2003 has not been involved in any way in the Company's operations.

      Mr. Anderson, his affiliates and New Millennium entered into a stock purchase agreement in March 2003 (the "New Millennium Agreement"). Mr. Calvert is the Manager and, together with his wife, the sole members of New Millennium.

      In the New Millennium Agreement, Mr. Anderson represented that he was selling 100% of his stock to New Millennium and would no longer own any of the Company's stock. Mr. Anderson delivered to New Millennium certificates representing 4,182,107 shares. Subsequent to the closing of that transaction, management learned through the Company's transfer agent that Camden Holdings still owns 340,894 shares of the Company's common stock. The Company and New Millennium believe that the existence of these 340,894 shares of the Company's common stock owned by Camden Holdings is a material breach of the New Millennium Agreement.

      Technically, under the terms of the New Millennium Agreement, it is possible that Camden Holdings or Mr. Anderson has the right to reacquire the shares of the Company's common stock that were sold to New Millennium, if New Millennium defaults on the promissory note issued by New Millennium to Camden Holdings to purchase the shares (the "New Millennium Note"). The New Millennium
Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Camden Holdings and Mr. Anderson have not perfected their security interest in those shares. New Millennium has defaulted on the New Millennium Note. However, New Millennium believes that Camden Holdings failed to deliver all the shares of the Company held by Camden Holdings, and thus breached the terms of their purchase agreement, making the New Millennium Note void by its terms. In addition, Augustine II, LLC (the "Augustine Fund") is the pledgee of 2,500,000 of these shares and holds those shares as pledgee.

      On or about May 17, 2003, the Company was served by a subpoena issued by the grand jury impaneled to investigate Mr. Anderson, requesting documents relating to Mr. Anderson and his affiliates, including Med Wireless, Camden Holdings, Summit Oil and Summit Healthcare, Inc. ("Summit Healthcare"). Additionally, the subpoena requested information relating to the identity of the Company's officers, directors, stockholders and consultants (legal, accounting and otherwise), and that the Company provide copies of its filings and correspondence with the SEC, the National Association of Securities Dealers and the NASDAQ Stock Market. The Company cooperated fully with that request by providing the requested information and intends to continue to fully cooperate with any future investigative requests.

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

      In mid-2003, the Company was informed by the Assistant United States Attorney handling the Investigation that Dennis Calvert and Joseph Provenzano were not considered "targets" of the Investigation; however, until their respective roles, if any, in the specific events being investigated are determined, they will be considered to be "subjects" of the Investigation, meaning that their conduct is believed by the U.S. Attorney's office to be "within the scope" of the grand jury's investigation.

      Although neither the Company nor any of its officers or directors is currently the target of any criminal investigation, including the one described in the previous paragraph, there can be no assurance that such an investigation will not be undertaken. Additionally, although neither the Company nor its officers or directors have been contacted by either the U.S. Attorney's Office, or the FBI regarding the Investigation since mid-2003, neither the Company nor its officers and directors can be certain that such requests will not be made in the future. Furthermore, the ongoing Investigation has in the past occupied, and may in the future occupy, a significant amount of time of the Company and Messrs. Calvert and Provenzano personally, creating a distraction from the Company's business. The mere existence of the Investigation, not to mention the outcome thereof, depending upon such outcome, could have a material adverse effect on the Company, its ability to obtain financings to execute its business plan and its eventual results of operations.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company's offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614. The Company currently occupies space from a consultant at no cost to the Company.


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

      The case is ongoing at this time, although it has not been vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company had lacked the resources to do so. The Company entered into an agreement ("Legal Defense Agreement") in December 2004 such that Augustine Fund would pay for the legal expenses associated with the Company's defense and affirmative claims in this lawsuit (with the right to withdraw funding at any time), and in exchange would share any net proceeds awarded to the Company pursuant to a settlement or judgment. The sharing arrangement provides that Augustine Fund will recover first, out of any money available from recovery, its legal and out of pocket expenses related to the lawsuit; second, 85% of any additional amounts recovered up to $500,000; and third, 50% of amounts recovered beyond $500,000. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

      In May 2004, the Company was sued by Flight Options, Inc. ("Flight Options"), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company filed a cross-complaint against Mr. Sanders and Devenshire seeking indemnity and alleging Mr. Sander's breached his fiduciary duties in connection with the assignment of the lease. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation.

      On March 17, 2005, the Company settled with Flight Options pursuant to a stipulation that would have allowed the Company to pay Flight Options $100,000 on or before August 5, 2005; if $100,000 was not paid by August 5, 2005, Flight Options could file a judgment against the Company for $163,310. The Company did not make a payment on or before August 5, 2005. Subsequently, the parties agreed that the Company would pay Flight Options a total of $116,000, which amount was paid. In exchange, Flight Options dismissed the case.

      At about the time of the settlement with Flight Options, the Company, Mr. Sanders and Devenshire agreed to submit the matters in the cross-complaint, including the indemnity claim, to binding arbitration. On March 7, 2006, an arbitrator issued a binding award in favor of the Company and against Mr. Sanders for $120,000.

      Legal Fees in the matter have been paid by Augustine, pursuant to the Legal Defense Agreement between Augustine and the Company. In January 2006, Augustine and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party. Legal Fees incurred by Augustine are estimated to be approximately $81,000 as of February 2006, but will likely increase.

      On December 4, 2004, the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. In August of 2005, the Company settled the lawsuit for $9,000. The Company paid the settlement and the law firm dismissed the lawsuit.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      From October 31, 1998 until June 10, 2003, the Company's common stock was listed on the NASDAQ Small Cap Market. Since such date, the Company's common stock has been quoted on the National Quotation Service Bureau, commonly known as the "pink sheets", under the symbol "NMED".

      The table below represents the quarterly high and low bid prices for the Company's Common Stock for the last two fiscal years as reported by Historical Stock Price Reports available at www.yahoo.com.


                                            2004                 2005
                                    -------------------   ------------------
                                     HIGH        LOW       HIGH       LOW
                                    --------   --------   -------   --------
First Quarter                       $  0.01    $  0.01    $ 0.02    $  0.01
Second Quarter                      $  0.01    $  0.01    $ 0.02    $  0.01
Third Quarter                       $  0.01    $  0.01    $ 0.04    $  0.01
Fourth Quarter                      $  0.01    $  0.01    $ 0.02    $  0.01

      The closing price for the Company's common stock on December 29, 2005, the last day on which the Company's stock traded in 2005, was $.01 per share. As of December 30, 2005, there were approximately 280 registered owners and of the Company's common stock. The Company believes that the number of beneficial owners is substantially higher than this amount.

      At December 31, 2005, the Company also had the following warrants outstanding:

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

           o Stock purchase warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock, which warrants had been issued to the Augustine fund as consideration for the extension of the maturity date of the Augustine Loan. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.005 per share through July 29, 2010.

           o Stock purchase warrants to purchase an aggregate of 11,980,000 shares of the Company's common stock, which warrants had been issued in a private offering to twelve investors. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.05 per share through January 31, 2008.

DIVIDENDS

      The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings which may be generated in the future to finance Company operations.

SALES OF UNREGISTERED SECURITIES

      FIRST OFFERING

      In January 2005, pursuant to a private offering that commenced in October 2004 and terminated in January 2005 (the "First Offering"), the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note (the "First Offering Note") due and payable one year from the date of issuance. The First Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The First Offering Note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the First Offering Note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the note. If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

      The Company's payment obligations under the First Offering Note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

      SECOND OFFERING

      In January 2005, pursuant to a private offering that commenced in that month and terminated in August 2005 (the "Second Offering"), the Company received gross and net proceeds of $75,000 from two outside investors and issued its convertible promissory note (the "Second Offering Note") due and payable one year from the date of issuance. The Second Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The Second Offering Note can be converted, in whole or in part, into shares of the Company's common stock, on the basis ranging from $.005 to $0.016 per share, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

      The Company's payment obligations under the Second Offering Note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

      In February 2005, the Company received gross proceeds of $51,000 and net proceeds of $47,000 from four outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 5,558,036 shares of common stock (at a conversion price of approximately $0.009 per common share).

      In April 2005, the Company received gross proceeds of $29,000 and net proceeds of $23,750 from two outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 2,500,000 shares of common stock (at a conversion price of approximately $0.009 per common share).

      In May 2005, the Company received gross and net proceeds of $50,000 and $47,500 from an outside investor and issued a Second Offering Note which allows conversion into a total of 7,142,857 shares of common stock (at a conversion price of $0.007 per common share).

      In June 2005, the Company received gross and net proceeds of $256,120 from eleven outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 28,612,000 shares of common stock (at a weighted average conversion price of approximately $0.009 per common share).

      Also in July 2005, the Company received gross proceeds of $10,000 and net proceeds of $9,500 from an outside investor and issued a Second Offering Note which allows conversion into an aggregate total of 625,000 shares of common stock (at a conversion price of $0.016 per common share).

      In August 2005, the Company received gross proceeds of $260,000 and net proceeds of $252,000 from five outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 16,250,000 shares of common stock (at a conversion price of $0.016 per common share).

      THIRD OFFERING

      Pursuant to another private offering that commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the "Third Offering Notes") due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share.

      The Third Offering Notes may not be converted by either the Company or the holder unless and until each of the following events has first occurred: (i) the Company's stockholders have approved an increase in the number of shares of common stock authorized by the Company's Certificate of Incorporation in an amount not less than the amount required to permit all notes and warrants issued in this series to be converted into shares of the Company's Common Stock as provided herein, at a validly held meeting of stockholders at which a quorum is present and acting throughout; and (ii) the Company has filed with the Secretary of State of State of Delaware a Certificate of Amendment to the Company's Certificate of Incorporation to amend its Certificate of Incorporation to increase the number of shares of common stock authorized by the Company's Certificate of Incorporation.

      Purchasers of the Third Offering Notes received, for no additional consideration, a stock purchase warrant (the "Third Offering Warrant") entitling the holder to purchase a number of Shares of Common Stock equal to the number of Shares of Common Stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial price of $0.05 per Share and will expire on January 31, 2008.

      OTHER ISSUANCES

      In July 2005, the board of directors of the Company approved the issuance of 6,000,000 shares of the Company's common stock to two directors and one officer. An aggregate $20,000 owed by the Company to two independent directors for unpaid compensation for serving on the board of directors was paid by the issuance of an aggregate 2,000,000 shares of the Company's common stock, at a share price of $0.01 per share; and $40,000 owed by the Company to an officer of the Company for accrued and unpaid compensation, was paid by the issuance of an aggregate 4,000,000 shares of the Company's common stock, at a share price of $0.01 per share.

      Also in July 2005, the Company's board of directors approved the issuance of an aggregate of 4,390,000 shares of the Company's common stock to two consultants, at a share price of $0.01 per share. This issuance was in satisfaction of an aggregate of $43,900 owed by the Company for services previously performed by these individuals.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                      EQUITY COMPENSATION PLAN INFORMATION

                                                      Number of      Weighted average
                                                  securities to be    exercise price
                                                     issued upon      of outstanding
                                                     exercise of         options,           Number of
                                                     outstanding       warrants and        securities
                                                      options,            rights            remaining
                                                    warrants and                          available for
                 Plan category                         rights                           future issuance
-----------------------------------------------------------------------------------------------------------
                                                         (a)                (b)                (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security                    0                  0                  0
holders
Equity compensation plans not approved by
security holders                                                  0                  0         14,320,000
-----------------------------------------------------------------------------------------------------------
Total                                                             0                  0         14,320,000
                                                   ================   ================   ================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

      This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Form 10-KSB, particularly in "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of December 31, 2005, and we undertake no duty to update this information.

PLAN OF OPERATIONS

      The Company had no continuing business operations as of December 31, 2005. At this time, the Company is operating as a public shell and management is seeking merger and acquisition candidates with ongoing operations. The Company has identified an acquisition candidate, BioLargo, the owner of the BioLargo technology. The Company and BioLargo have entered into the M & L Agreement and the Company intends to acquire substantially all of the assets of IOWC, subject to various conditions, including approval of the Company's stockholders.

      Over the course of several years, the Company had attempted to enter various businesses through the acquisitions of entities operating ongoing businesses or technology that needed to be developed and marketed. However, as a result of various factors, primarily inadequate capital and the inability to raise sufficient financing successfully, these acquisitions could not be properly exploited and integrated to produce profitable operations by the Company and such acquisitions were disposed of or abandoned.

      The Company is presently focused primarily on maintaining the corporate entity and seeking new business opportunities. The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements form operations.

      As a result of the dramatic change in direction of the Company's scope and focus, and the discontinuation of its previous operating businesses in 2004, comparisons of year-to-year results of operations are not meaningful.

RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      REVENUE

      The Company had no revenues from operations during either 2005 or 2004.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, and General and Administrative expenses were $945,000 for the year ending December 31, 2005, as compared to $970,000 for the year ending December 31, 2004, or a net decrease of 3%. The largest components of these expenses were:

                  a. Salaries and Payroll-related Expenses: These expenses were $220,000 in 2005, compared to $371,000 in 2004, a decrease of $151,000 or 41% percent. The decrease is primarily attributable to an expense recorded by the company in the prior year for the issuance of 3,000,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation in the amount of $118,000.

                  b. Consulting Expenses: These expenses were $324,000 in 2005, compared $24,000 in 2004, an increase of $300,000. The increase is primarily attributable to the increase in the Company's need for outside consultants, including Mr. Code, the inventor of the BioLargo technology, to assist the Company in preparing a comprehensive business plan for the commercialization of the BioLargo technology; with advising the Company in various respects regarding the BioLargo business and opportunities; further product development and design; financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services. The increase is also partially attributable to a reversal of accrued consulting expense relating to the issuance (and subsequent return to treasury) of the Company's common stock in 2004.

                  c. Legal Expenses: These expenses were $199,000 in 2005, compared to $307,000 in 2004, a decrease of $108,000. This decrease is primarily attributable to the high level of legal services required during 2004 with respect to the Premium Medical Group, Inc ("PMG") acquisition and operations, which acquisition was later rescinded, partially offset by increased legal work associated with the Company's financing efforts and the IOWC Transactions.

                  d. Independent Director Compensation: These expenses were $120,000 in both 2005 and 2004.

                  e. Settlement Charge: This expense was $0 in 2005, compared to $163,000 in 2004, a decrease of $163,000. This decrease is attributable to the settlement reached in the Flight Options litigation in 2004, in which the Company may be obligated to pay up to approximately $163,000 to Flight Options (See Part I, Item 3, "Legal Proceedings").

                  f. Reversal of Accrued Liability. In 2005, management reviewed the Company's accrued liabilities and reversed an accrual for rental expense of $55,000, which it currently believes that the Company will no longer have to pay.

      EXPENSES ASSOCIATED WITH STOCK ISSUED FOR SERVICES

      In 2005, the Company recorded an expense of $13,900 related to the issuance of 1,390,000 shares to one consultant. An additional amount of $90,000 related to the issuance of 9,000,000 shares was recorded to reduce liabilities in connection with prior services by advisory board members, lawyers and directors.

      In 2004, the Company recorded an expense of $333,000 related to the issuance of 9,900,000 shares to approximately 14 directors, employees and consultants. Of this amount, $135,000 related to consulting services, $80,000 related to service by directors and advisory board members, and $118,000 related to salary expense.

      NET LOSS

      Net Loss for the year ended December 31, 2005 was $1,187,301 or $0.01 per share, compared to a net loss for the year ended December 31, 2004 of $1,218,048, or $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled $283,462 at December 31, 2005. The Company had no revenues in the twelve-month period ended December 31, 2005 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses or its obligations under the LOI with IOWC to acquire the BioLargo Technology. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 and to consummate the transactions with IOWC. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

      The Company has approximately $2,740,570 aggregate principal amount of its promissory notes that mature at various times during 2006. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

      The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $1,187,301 for the twelve-month period ended December 31, 2005, negative cash flow from operating activities of $825,008 for the twelve-month period ended December 31, 2005, and a stockholders' deficiency of $28,229,187 as of December 31, 2005. Also, as of December 31, 2005, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      During 2005, the Company raised $1,055,620 gross proceeds ($1,035,370 net proceeds) in three private offerings. This amount consisted of (i) $25,000 gross proceeds which was raised in the First Offering; (ii) $756,120 gross proceeds ($735,870 net proceeds) which was raised in the Second Offering; and (iii) $299,500 gross and net proceeds which was raised in the Third Offering. See Part II, Item 5 "Sales of Unregistered Securities".

      In the First Offering, the Company offered the First Offering Notes, which are due and payable one year from the date of issuance. The First Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's preferred stock, on a basis of $.005 per share, at any time prior to maturity by either the Company or the holder. See Part II, Item 5 "Sales of Unregistered Securities".

      In the Second Offering, the Company offered the Second Offering Notes due and payable one year from the date of issuance. The Second Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of ranging from $.005 to $0.016 per share, at any time prior to maturity by either the Company or the holder. See Part II, Item 5 "Sales of Unregistered Securities".

      In the Third Offering, the Company offered up to $1 million of the Third Offering Notes due and payable on January 31, 2007. The Third Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of $0.025 per common share, at any time prior to maturity by either the Company or the holder. Purchasers of the Notes will receive, for no additional consideration, a stock purchase warrant (the "Third Offering Warrant") entitling the holder to purchase a number of Shares of Common Stock equal to the number of Shares of Common Stock into which the Note is convertible, at an initial price of $0.05 per Share, with an expiration of October 31, 2007. The Company amended the terms of the Third Offering to increase the amount of the offering to up to $2 million, extend the expiration of the offering, extend the maturity date of the Third Offering Notes to January 31, 2007, and extend the expiration of the Third Offering Warrants to January 31, 2008. The Third Offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $299,500 was raised during 2005. See Part II, Item 5 "Sales of Unregistered Securities".

      Even with the successful completion of the Third Offering, the Company will be required to raise additional capital to sustain its operations and meet its liabilities as they become due for the next twelve months, as well as to consummate the transactions with IOWC, fund the operations of the Company after the transactions are consummated and meet its obligations, including the First Offering Notes, the Second Offering Notes, and the Third Offering Notes, as they mature.

      SIGNIFICANT DEBT OBLIGATIONS

      Significant debt obligations at December 31, 2005 included:

      (i) $420,000 due to the Augustine Fund, together with accrued but unpaid interest, described in more detail below;

      (ii) a $1,120,000 note payable which was purchased in March 2003 by New Millennium, an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest, described in more detail below;

      (iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $337,796, as described below;

      (iv) convertible promissory notes to various investors pursuant to the First Offering, the Second Offering, and the Third Offering, in the aggregate principal amount of $1,165,570, plus accrued interest;

      (v) approximately $21,000 outstanding remaining on a settlement agreement with former convertible debenture holders; and

      (vi) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000.

      For the twelve-month period ended December 31, 2005, there was $579,000 of accrued interest recorded related to these obligations.

      The Company has received extensions on the repayment of $230,000 principal amount of the First Offering Notes and Second Offering issued between October 2004 through May 2005, with various maturity dates through May 2, 2006, together with accrued and unpaid interest thereon. Assuming that at the 2006 Annual Meeting the Company's, stockholders approve the BioLargo transactions and a proposal to increase the number of authorized shares of the Company's common stock, the Company intends to exercise its right to convert the First Offering Notes, the Second Offering Notes, and the Third Offering Notes, along with accrued and unpaid interest thereon, into shares of the Company's common stock.


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

      As security for the Augustine Loan, New Millennium, pledged 2.5 million shares of the Company's common stock owned by New Millennium, and, in addition, the Company has granted the Augustine Fund a security interest in its 51% membership ownership interest in NuWay Sports. As a result, the Company will need to consent of the Augustine Fund to release its security interest in NuWay Sports if the Company is able to sell NuWay Sports.

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

On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. On July 29, 2005, the Company and the Augustine Fund finalized the terms of this amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. Accordingly, as of December 31, 2005, the principal amount of the loan, together with approximately $546,780 in accrued but unpaid interest, had not been repaid.

      OBLIGATION TO NEW MILLENNIUM

      In conjunction with the acquisition from Med Wireless of the license for the Med Wireless and PRLS technologies on August 21, 2002, the Company assumed a $1,120,000 note (the "Med Wireless Note") with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. ("Summitt Ventures"). Summitt Ventures is controlled by Mark Anderson, a former consultant and principal stockholder of the Company. The Med Wireless Note is secured by the Company's assets and was originally due on June 15, 2003.

      As part of a series of transactions that the Company undertook to separate itself completely from Mr. Anderson, on March 26, 2003, Summitt Ventures sold the Med Wireless Note, together with 4,182,107 shares of the Company's common stock owned by Mr. Anderson's affiliates, Camden Holdings and Summit Healthcare, to New Millennium, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures, Camden Holdings, and Summit Healthcare (the New Millennium Note; see Part I, Item 1, "Business-Overview"). The New Millennium Note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. (See "Augustine Fund Note" above.) Other than Mr. Calvert, no individual, entity or party presently or previously associated with the Company has ever had any ownership interest in New Millennium. Mr. Anderson, a principal of those companies that sold and/or licensed the technologies to the Company, conditioned the transaction with New Millennium on the Company's agreeing to convert the Med Wireless Note to common stock.

      Since New Millennium purchased the Med Wireless Note, the Company has attempted multiple times to convert the Med Wireless Note, but has been unable to obtain the required stockholder vote, due to a lack of quorum, to do so. The three attempts are described below.

      On March 26, 2003, the Company's board of directors voted to convert the Med Wireless Note by New Millennium into 22,400,000 shares of common stock of the Company, at a conversion price discounted 37.5% from the then market price of $0.08. New Millennium agreed to this conversion.

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

      Subsequent to the vote by the board to convert the Med Wireless Note, the Company received notification from NASDAQ's Listing Qualifications Department that converting the Note without stockholder approval violated certain NASDAQ Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and delay conversion of the Note until the Company's stockholders approved the conversion.

      At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the Note was originally approved by the board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the Med Wireless Note at the originally agreed to $0.05 per share price. Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the Med Wireless Note.

      In addition, New Millennium orally agreed with the Company to extend the maturity date of the Med Wireless Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the Med Wireless Note (to correspond to the payment terms of the New Millennium Note), and furthermore to reduce the Company's obligation on the Note to the extent that New Millennium might be able to reduce its obligation on the New Millennium Note. While the prior holder of the Med Wireless Note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the Med Wireless Note, Mr. Calvert has represented to the Company that due to Mr. Anderson's failure to honor his obligations in the purchase agreement, Mr. Calvert now believes that conversion of the Med Wireless Note is no longer a required term of the agreement between New Millennium and Summitt Ventures.

      The Company was unable to make the $100,000 payment on the Med Wireless Note on the extended due date of October 1, 2003. At a board meeting on October 15, 2003, the board decided to put the issue of conversion of the Med Wireless Note to the Company's stockholders at a special meeting of the stockholders scheduled for December 9, 2003. The stockholders meeting was held on December 9, 2003, but adjourned without a vote, because not enough shares to constitute a quorum were represented. The stockholders meeting was rescheduled for December 30, 2003, at which a quorum was also not present. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board adjourned the meeting indefinitely. As a result, the Med Wireless Note was not converted into stock and the outstanding principal amount, together with accrued and unpaid interest, remains as a liability of the Company.

      In conjunction with the Company's January 31, 2004 purchase of PMG (later rescinded in October 2004), and as a condition to that transaction (the "PMG Transaction"), the Premium Medical Group shareholders (the "PMG Shareholders") required the Company to convert the Med Wireless Note so as to eliminate the obligation from the Company's balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the Med Wireless Note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including
(i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

      The board approved the conversion knowing that, since its conversion was a condition imposed by the PMG Shareholders, they (who would hold 45% of the Company's common stock at the time of such meeting) would provide the additional shares necessary to obtain a quorum and formal stockholder approval. Stockholder approval was also necessary to increase the number of authorized shares necessary to convert the Med Wireless Note. However, due to lack of operational capital, the Company was unable to remain current in its SEC filings, and thus was unable to hold the required stockholder meeting.

      In October 2004, the Company, PMG and the PMG Shareholders rescinded the PMG Transaction. Because the board of director's decision to convert the Med Wireless Note was based in part on the requirements of the PMG Shareholders, the board on October 28, 2004, determined not to convert the Med Wireless Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Med Wireless
Note indefinitely until the Company's status changed.

      Accordingly, as of December 31, 2005, the principal amount of the Med Wireless Note, together with $317,956 in accrued but unpaid interest, had not been repaid.

      Under the terms of the New Millennium Note, it is possible that Summitt Ventures, Camden Holdings and Summit Healthcare may have a claim to reacquire the shares of the Company's common stock that were sold to New Millennium. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson and his affiliates have not perfected their security interest in those shares. In addition, the Augustine Fund is the pledgee of 2,500,000 of these shares and has physical possession of those shares.

      Additionally, Mr. Calvert, the Company's President and CEO has proposed to the Board of Directors a plan to amend the New Millennium Note to extend the due date to January 15, 2008; waive any cash payments of interest until the New Millennium Note becomes due; reduce the principal amount of the New Millennium Note from $1,120,000 to $900,000, equal to a 19.6% reduction and New Millennium's basis; and comparably reduce the accrued but unpaid interest due under the terms of the New Millennium Note from $317,956 to $255,636, also equal to a 19.6% reduction. The proposal is currently under consideration by the Board of Directors but it is expected to approve the proposal.

      OBLIGATIONS TO DENNIS CALVERT

      In 2003 and 2004, the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed that the $101,770 still outstanding and owed by the Company to Mr. Calvert would be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. As of December 31, 2005, the Company had repaid approximately $92,800 of this loan; approximately $9,000 principle remained outstanding. Subsequent to the end of the fiscal year ended December 31, 2005, the balance of this obligation was repaid by the Company.

      As of December 31, 2005, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $328,821.

      OBLIGATION TO DR. SEAY

      In February 2005, the Company amended its obligations to Dr. James Seay under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note the Company was obligated to pay Dr. Seay $65,000. The Company has paid Dr. Seay $30,000 and the balance of $35,000 remains outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company's common stock, or $.005 per share. In February 2006, this note has been further extended to the sooner of June 30, 2006, or the date the Company's stockholders approve an amended to the Company's charter increasing the number of authorized shares of common stock.


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

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB No. 29." The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

      Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


ITEM 7. FINANCIAL STATEMENTS.

      Our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As disclosed in our Current Report on Form 8-K filed on September 10, 2004, as amended on September 17, 2004, we dismissed Haskell & White LLP ("H&W") as our principal accounting firm as of September 9, 2004. As disclosed in our Current Report on Form 8-K filed on September 16, 2004, we engaged Jeffrey S. Gilbert, CPA ("Gilbert") as our principal accountant. Gilbert was engaged to audit our consolidated financial statements for the year ended December 31, 2003. The decision to change auditors was recommended by our audit committee and approved by our board of directors. During the Company's relationship with H&W, since H&W's initial engagement as the principal auditors on March 31, 2003, through September 9, 2004, there were no disagreements with H&W, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to H&W's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for the year ended December 31, 2002.


ITEM 8A. CONTROLS AND PROCEDURES.

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


IITEM 8B. OTHER INFORMATION.

      None

                                    PART III

      Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on April 18, 2006 (the "Proxy Statement").

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this section is incorporated by reference from the section entitled "Proposal 1 -- Election of Directors" in the Proxy Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading "Business -- Executive Officers".

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this section is incorporated by reference from the information in the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS

      (a) The following documents are filed as part of this Form 10-KSB.

      Financial Statements:

      Reference is made to the contents to Financial Statements of Nuway Medical, Inc. under Item 7 of this Form 10-KSB.

      (b) Exhibits:

      The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.       Description of Exhibit
----------        ----------------------

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

4.3 Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC (5)

4.4 Amended and Restated Warrant No. AG-1 to purchase up to 6,158,381 shares of NuWay Medical, Inc. common stock held by Augustine II LLC (12)

10.1 Employment Agreement between the Company and Dennis Calvert dated December 11, 2002 (2)

10.2 Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003 (2)

10.3              License Agreement with Med Wireless Inc. dated August 21, 2002
                  (2).

10.4 Amendment to License Agreement with Med Wireless Inc. dated September 18, 2002 (2)

10.5 Secured Promissory Note in the face amount of $1,120,000 issued to Med Wireless (4)

10.6 Secured Term Promissory Note in the face amount of $900,000 by New Millennium to Camden Holdings (4)

10.7 Agreement to issue warrant dated February 24, 2003 between NuWay Medical, Inc. and Sachi International, Inc. (12)

10.8 Term Loan Agreement dated as of June 10, 2003 between NuWay Medical, Inc. and Augustine II LLC (5)

10.9 Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC (5)

10.10 Stock Pledge Agreement dated as of June 10, 2003, between NuWay Medical, Inc. and Augustine II LLC (5)

10.11 Promissory Note dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS. (12)

10.12 Amendment No. 1 to Promissory Note (dated November 20, 2003 between NuWay Medical, Inc. and James Seay, DDS) dated February 10, 2005 (14)

10.13             Promissory Note by NuWay Medical, Inc. in favor of Augustine
                  II, LLC (5)

10.14 Amendment No. 1 to Term Loan Agreement dated as of March 30, 2004 between NuWay Medical, Inc. and Augustine II LLC (12)

10.15 Amended and Restated Convertible Term Note by NuWay Medical, Inc. in favor of Augustine II, LLC (12)

10.16 Convertible Loan Agreement and Note between NuWay Medical, Inc. and James Burchard (12)

10.17             Conversion Agreement with New Millennium dated October 16,
                  2003 (6)

10.18 Stock Purchase Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (7)

10.19 Rescission Agreement with Premium Medical Group, Luis Ruiz and Eduardo Ruiz (8)

10.20 Unsecured Promissory Note dated March 7, 2005 in favor of Dennis Calvert (13)

10.21             Form of Convertible Term Note issued in Second Offering (14)

10.22 Second Amended and Restated Convertible Term Note by NuWay Medical, Inc., in favor of Augustine II, LLC (16)

10.23 Amendment Number 2 to Term Loan Agreement dated as of July 29, 2005 between NuWay Medical, Inc. and Augustine II, LLC (16)

10.24 Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 in favor of Augustine II, LLC (16)

10.25             Marketing and License Agreement (17)

10.26             Form of Promissory Note issued in the Third Offering Note (17)

10.27             Form of Warrant issued in the Third Offering (17)

21.1*             List of Subsidiaries of the Registrant

24.1*             Power of Attorney (included on Signature Page)

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1* Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
-------------------
*    Filed herewith
(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2001.
(2) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(3) Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(4) Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.
(5) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(6) Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(7) Incorporated herein by reference from the Form 8-K filed by the Company on February 17, 2004.
(8) Incorporated herein by reference from the Form 8-K filed by the Company on October 15, 2004.
(9) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1998
(10) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1999
(11) Incorporated herein by reference from the Form S-8 filed by the Company on February 27, 2003.
(12) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(13) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(14) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.
(15) Incorporated herein by reference from the Form 8-K filed by the Company on July 8, 2005.
(16) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(17) Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this section is incorporated by reference from the information in the section entitled "Ratification of Appointment of Independent Auditor" in the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAY MEDICAL, INC.


Date: March 31, 2006                    By:  /s/ Dennis Calvert
                                             -------------------------------
                                             Dennis Calvert, President,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Dennis Calvert and Joseph Provenzano, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

         NAME                         TITLE                    DATE
--------------------------------------------------------------------------------

   /s/Dennis Calvert          Chairman of the Board,      March 31, 2006
                             Chief Executive Officer,

--------------------------------------------------------------------------------
     Dennis Calvert            President and Chief
                               Financial Officer

  /s/Joseph Provenzano               Director              March 31, 2006
--------------------------------------------------------------------------------
   Joseph Provenzano

/s/Steven V. Harrison II             Director              March 31, 2006
--------------------------------------------------------------------------------
 Steven V. Harrison II

      /s/Gary Cox                    Director              March 31, 2006
--------------------------------------------------------------------------------
        Gary Cox

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Balance Sheets as of December 31, 2005 and
         December 31, 2004.................................................F-2

Consolidated Statements of Operations for the years
         ended December 31, 2005 and 2004..................................F-3

Consolidated Statements of Changes in Stockholders'
         Deficit for the years ended December 31, 2005 and 2004............F-4

Consolidated Statements of Cash Flows for the years
         ended December 31, 2005 and 2004..................................F-5

Notes to Consolidated Financial Statements..........................F-6 - F-28

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
NuWay Medical, Inc.

      I have audited the consolidated balance sheets of NuWay Medical, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

      I conducted my audits in accordance with standards of the Public Company Accounting oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

      In my opinion, the consolidate financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWay Medical, Inc. and Subsidiary as of December 31. 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

/s/ Jeffrey S. Gilbert

Los Angeles, California
March 22, 2006

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                                         December 31,       December 31,
                                                                              2005              2004
                                                                         ------------       ------------
CURRENT ASSETS
      Cash and Cash Equivalents                                          $    283,462       $         --

                                                                         ------------       ------------
                     Total Current Assets                                     283,462                 --
                                                                         ------------       ------------
TOTAL ASSETS                                                             $    283,462       $         --
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                              $  2,312,663       $  2,054,270
      Notes Payable                                                         2,740,570          1,632,100
      Debentures Payable, Net                                                  21,151             21,151
                                                                         ------------       ------------
                     Total Current Liabilities                              5,074,384          3,707,521
                                                                         ------------       ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
EVENTS

SHAREHOLDERS' EQUITY
      Convertible Preferred Series A, $.00067 Par Value, 25,000,000
          Shares Authorized, 559,322  Shares Issued and
          Outstanding at December 31, 2005 and December 31, 2004                  375                375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 62,453,501 and 51,981,236 Shares Issued
           At December 31, 2005 and December 31, 2004, respectively            41,136             34,120
      Additional Paid-In Capital                                           23,396,754         23,299,870
      Accumulated Deficit                                                 (28,229,187)       (27,041,886)
                                                                         ------------       ------------
                     Total Shareholders' Equity                            (4,790,922)        (3,707,521)
                                                                         ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    283,462       $         --
                                                                         ============       ============


          See accompanying notes to consolidated financial statements

                       NUWAY MEDICAL, INC AND SUBSIDIARY
                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

                                                                    2005           2004
                                                               ------------    ------------
Revenue                                                        ------------    ------------
                        Total Revenues                                   --              --
                                                               ------------    ------------
Costs and Expenses
       Selling, General and Administrative                     $    944,807    $    971,944
       Depreciation, Depletion and Amortization                          --              --
                                                               ------------    ------------
                        Total Costs and Expenses                    944,807         971,944
                                                               ------------    ------------
Loss from operations                                               (944,807)       (971,944)
                                                               ------------    ------------
Other Income and Expense
       Interest Expense                                            (242,494)       (250,704)
       Other Income                                                      --           4,600
                                                               ------------    ------------
                        Net Other Expense                          (246,104)       (246,104)
                                                               ------------    ------------

                                                               ------------    ------------
Net Loss                                                       $ (1,187,301)   $ (1,218,048)
                                                               ============    ============
Loss Per Common Share - Basic and Diluted
       Loss per share                                          $      (0.02)   $      (0.03)
                                                               ============    ============
       Weighted Average Common Share Equivalents Outstanding     54,041,809      45,987,808
                                                               ============    ============

          See accompanying notes to consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                  Preferred Stock                Common Stock
                               -----------------------   ------------------------------
                                Number          Par           Number           Par          Additional       Retained
                                  of           Value            of            Value          Paid-In         Earnings      Treasury
                                Shares        $.00067         Shares         $.00067         Capital         (Deficit)       Stock
                               ----------     --------   --------------  ------------    -------------   ---------------  ----------
BALANCE DECEMBER 31, 2003        559,322          375       36,386,486   $    23,976      $23,002,818     $(25,823,838)   $(127,004)

STOCK ISSUED FOR SERVICES                                    9,183,400         6,181         362,885

CONVERSION OF
    DEBENTURES                                               1,100,000           405          34,595

RETIREMENT OF TREASURY STOCK                                  (44,900)           (30)       (126,974)                        127,004

SALE OF COMMON STOCK                                         5,156,250         3,454          26,546

ADJUSTMENT TO COMMON STOCK                                     200,000           134

  NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 2003                                                                                   (1,218,048)
                               ----------     --------   --------------  ------------    -------------   ---------------  ----------
BALANCE DECEMBER 31, 2004        559,322          375       51,981,236        34,120        23,299,870      (27,041,886)           -


ADJUSTMENT TO COMMON STOCK                                      82,265            55             (55)

STOCK ISSUED FOR SERVICES                                   10,390,000         6,961           96,939

NET LOSS                                                                                                    (1,187,301)
                               ----------     --------   --------------  ------------    -------------   ---------------  ----------
BALANCE DECEMBER 31, 2005        559,322      $   375       62,453,501     $  41,136      $23,396,754     $(28,229,187)   $        -
                               ==========     ========   ==============  ============    =============   ===============  ==========

          See accompanying notes to consolidated financial statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

                                                                                -----------    -----------
                                                                                    2005           2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $(1,187,301)   $(1,218,048)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Issuance of Stock for Services                                              103,900        362,898
        Amortization of Discount on Note                                                 --         62,131
        Increase in Accounts Payable and Accrued Expenses                           258,393        725,248
                                                                                -----------    -----------
      Net Cash Used In Operating Activities                                        (825,008)       (67,771)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                                -----------    -----------
      No Cash Used In or Provided by Investing Activities                                --             --
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Funds from Loan                                                             1,108,470         60,000
      Payments to reduce Note Payable                                                    --        (22,900)
      Proceeds from Sale of Common Stock                                                 --         30,000
      Proceeds from Sale of Preferred Stock                                              --             --
                                                                                -----------    -----------
      Net Cash Provided By Financing Activities                                   1,108,470         67,100
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                283,462           (671)

CASH AND CASH EQUIVALENTS - BEGINNING                                                    --            671
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                              $   283,462    $        --
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
                                                                                ===========    ===========

           See accompanying notes to consolidated financial statements

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1. BUSINESS AND ORGANIZATION



      OUTLOOK

      The Company had no continuing business operations as of December 31, 2005. The Company operated as a public shell during the twelve month period ended December 31, 2005, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. (See discussion of the letter of intent with IOWC Technologies, Inc. ("IOWC"), in Note 5.)

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

      Cash and cash equivalents totaled $283,462 at December 31, 2005. The Company had no revenues in the twelve-month period ended December 31, 2005 and was forced to consume cash on hand to fund operations. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 and to consummate the transactions with IOWC. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

      The Company has approximately $2,740,570 aggregate principal amount of its promissory notes that mature at various times during 2006. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $1,187,301 for the twelve-month period ended December 31, 2005, negative cash flow from operating activities of $825,008 for the twelve-month period ended December 31, 2005, and a stockholders' deficiency of $28,229,187 as of December 31, 2005. Also, as of December 31, 2005, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      During 2005, the Company raised $1,055,620 gross proceeds ($1,035,370 net proceeds) in three private offerings. This amount consisted of (i) $25,000 gross proceeds which was raised in a private offering (the First Offering) of convertible notes that commenced in October 2004 and terminated in January 2005;
(ii) $756,120 gross proceeds ($735,870 net proceeds) which was raised in a private offering (the Second Offering) of convertible notes that commenced in January 2005 and terminated in August 2005; and (iii) $299,500 gross and net proceeds which was raised in a private offering (the Third Offering) of convertible notes that commenced in September 2005 and terminated in February 2006.

      In the First Offering, the Company offered 10% convertible notes (the First Offering Notes) due and payable one year from the date of issuance. The First Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's preferred stock, on a basis of $.005 per share, at any time prior to maturity by either the Company or the holder. See Part II, Item 5 "Sales of Unregistered Securities".

      In the Second Offering, the Company offered 10% convertible notes (the Second Offering Notes) due and payable one year from the date of issuance. The Second Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of ranging from $.005 to $0.016 per share, at any time prior to maturity by either the Company or the holder. See Part II,
Item 5 "Sales of Unregistered Securities".

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      In the Third Offering, the Company offered up to $1 million of its 10% convertible notes due October 31, 2006 (the Third Offering Notes) and stock purchase warrants (the Third Offering Warrants) to purchase up to an aggregate 40,000,000 shares of the Company's common stock. The Third Offering Notes are convertible into shares of common stock at $.025 per share. The Third Offering Warrants are exercisable at a price of $.05 per share and expire on October 31, 2007. The Second Offering was made to a limited number of individuals who are "accredited investors" as that term is defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company amended the terms of the Third Offering to increase the amount of the offering to up to $2 million, extend the expiration of the offering, extend the maturity date of the Third Offering Notes to January 31, 2007, and extend the expiration of the Third Offering Warrants to January 31, 2008. The Third Offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $299,500 was raised during 2005.

      Even with the successful completion of the Third Offering, the Company will be required to raise additional capital to sustain its operations and meet its liabilities as they become due for the next twelve months, as well as to consummate the transactions with IOWC, fund the operations of the Company after the transactions are consummated and meet its obligations, including the First Offering Notes, the Second Offering Notes, and the Third Offering Notes, as they mature.

      ORGANIZATION

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

      PROPOSED ACQUISITION OF IOWC ASSETS

      On July 25, 2005, the Company executed a letter of intent ("LOI") with IOWC, pursuant to which the Company will acquire certain of BioLargo's assets (the "Purchased Assets"), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of BioLargo following the closing. The Company will not assume any liabilities of BioLargo.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      The parties also agreed that on or prior to the closing, they would enter into a definitive asset purchase agreement (the "Asset Purchase Agreement"), and other agreements, including a research and development agreement (the "R&D Agreement"), to effect the transactions on or prior to the closing. Pursuant to the R&D Agreement, the Company will pay BioLargo a monthly fee to conduct research to further develop the existing BioLargo Technology and products based on the existing and new technologies.

      The letter of intent also requires the Company to raise sufficient funds to (i) cover the costs of the transactions, (ii) three months post-closing operating expenses, the latter of which is estimated at approximately $300,000 and (iii) provide interim funding to BioLargo on a best efforts basis and in amounts agreed between the parties in an aggregate amount not to exceed $1,000,000.

      The letter of intent further provides that, at the Closing, the Company and Dennis Calvert will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $15,400 for 2006, and a 10% increase in his monthly salary for each calendar year thereafter.

      It is anticipated that the present management of the Company will remain in place after the closing and that Mr. Code will become the Company's Chief Technology Officer. In connection therewith, Mr. Code will enter into an employment agreement with the Company (the "Code Employment Agreement").

      In connection with the previously described transactions and in partial implementation thereof, on December 31, 2005, the Company executed a Marketing and Licensing Agreement ("M&L Agreement") with BioLargo. Pursuant to the M&L Agreement, the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation formed January 3, 2006 ("BLTI"), acquired certain rights ("Rights") from BioLargo to develop, market, sell and distribute products that were developed, and are in development, by BioLargo using the BioLargo Technology.

      BioLargo also assigned to BLTI its rights and obligations under two license agreements, including BioLargo, LLC, in which BioLargo has a 20% interest, as well as its rights set forth in a letter of intent with another entity (collectively, the "Assigned Agreements"). The M&L Agreement provides that the Company is to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements. As part of the M&L Agreement, IOWC has agreed to transfer its 20% interest in BioLargo, LLC to the Company. In consideration of the Rights and the Assigned Agreements, the Company has agreed to issue IOWC a total of 38% of its common stock.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      The parties further agreed to enter into additional agreements in furtherance of the July 2005 letter of intent between the Company and IOWC, including (i) the Asset Purchase Agreement, whereby the Company would acquire the two U.S. patents held by IOWC; (ii) the R&D Agreement, with a company to be managed and controlled by Mr. Code; and (iii) the Code Employment Agreement. In consideration of the Asset Purchase Agreement, the Company has agreed to issue IOWC an additional one percent of its common stock. In consideration of the R&D Agreement and Code Employment Agreement, the Company has agreed to issue to Code individually 17.6% of its common stock. As a result of the foregoing transactions, the Company will issue a total of 56.6% of its common stock to BioLargo, calculated on January 1, 2006. The parties further agreed that to the extent that the Company issues additional equity in connection with one or more financing transactions after January 1, 2006, then the percentage of equity to be issued to BioLargo would be diluted pro rata.

      The Code Employment Agreement is anticipated to provide that Mr. Code will be appointed Chief Technology Officer of BLTI, and receive a monthly salary of $15,400. As explained below, the Company is required to obtain the approval of its stockholders prior to the issuance of the common stock to IOWC required pursuant to the M&L Agreement.

      The foregoing transactions are subject to approval by IOWC's board of directors and stockholders, approval by the Company's board of directors, and approval by the Company's stockholders of the following matters:

      o an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

      o the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

      o     a reverse split of the Company's common stock; and

      o     the election of Mr. Code to the Company's board of directors.

      In the event that the Company's stockholders do not approve the issuance of stock, the M&L Agreement shall terminate, and all rights granted to the Company shall revert to BioLargo.

      The closing of the transactions is subject to various conditions, including those described hereinabove, and conditions customary for transactions of this nature.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Principles of Consolidation.

      The Company has one subsidiary which is inactive called NuWay Sports, LLC. Management has not been able to sell it. There are no other subsidiaries. The consolidated balance sheets include the accounts of NuWay Medical, Inc. and NuWay Sports, LLC. All significant inter-company balances have been eliminated in consolidation.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      b) Property and Equipment.

      On April 1, 2004 the Company closed its offices and has in storage its furniture, fixtures and office equipment. While in use, depreciation was provided on a straight-line basis over the estimated useful life of the respective asset. Maintenance and repairs was charged to expense as incurred. There were no major renewals or betterments.

      c) Impairment of Long-Lived Assets.

      The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

      d) Earnings (Loss) Per Share.

      The Company reports basic and diluted earnings (loss) per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2005 and 2004, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company's net loss.

      For the years ended December 31, 2005 and 2004, the computation of basic EPS is as follows:

                                               2005                   2004
                                       ------------------     -----------------
Numerator - net loss                   $      (1,187,301)     $     (1,218,048)
                                       ==================     =================
Denominator - weighted shares
  outstanding                                 54,041,809            45,987,808
                                       ------------------     -----------------
Loss per share from Continuing
  Operations                           $           (0.02)     $          (0.03)
                                       ==================     =================

      e) Use of Estimates.

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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      f) Stock Options and Warrants issued for Services.

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

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No.123(R)"). SFAS No. 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", which supersedes Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB 25"), and amends FASB Statement No 95, "Statement of Cash Flows". SFAS No. 123 (R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. The Company does not expect the impact of the adoption of SFAS 123(R) to have a material effect on the Company's results of operations.

      For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance.

      g) Non-Cash Transactions

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



NOTE 3. WARRANTS


      During 2005, the Company issued warrants purchase total of 19,980,000 shares of the Company's common stock. Warrants to purchase 8,000,000 shares of the Company's common stock were issued to the Augustine Fund as consideration for the extension of the maturity date of the Augustine Loan. (See Note 8.) These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.005 per share through July 29, 2010. Warrants to purchase 11,980,000 shares of the Company's common stock were issued in a private offering to twelve investors. These warrants allow for the holder to purchase shares of common stock at an exercise price of $0.05 per share through January 31, 2008. The value of the warrants at the time of issuances were immaterial as the exercise price was equal to or greater than the market price of the common shares at that time.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      During 2003, the Company issued warrants to purchase a total of 7,011,036 shares of the Company's common stock on the following terms: (i) 120,000 shares to an investor in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires March 7, 2006 (ii) 399,322 shares to investors in connection with a purchase of the Company's preferred stock, at a price of $0.20 per share, which expires April 15, 2006; (iii) 6,158,381 shares to an investor in connection with a loan to the Company, originally at a price of $0.16 per share, which price adjusted to $0.035 per share in connection with an extension of the loan repayment obligation, which expires June 10, 2008; (iv) 333,333 shares to a consultant in connection with consulting services, at a price of $0.06 per share, which expires August 29, 2008. The compensation expense related to (iv) above is immaterial.

      In December 2000, the board of directors authorized the issuance of 3,300,000 private five-year stock warrants to acquire common stock at $1.75 per share. 1,500,000 of these warrants as well as 200,000 shares of restricted stock were issued to the then existing executive officers. In February 2002, 3,000,000 of the 3,300,000 warrants issued in year 2000 were cancelled. The remaining 300,000 warrants expired unexercised in 2005.



NOTE 4. STOCK COMPENSATION PLANS



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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

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

      During 2005, the Company issued no shares under the plan.



NOTE 5. SALE OF UNREGISTERED SECURITIES


      FIRST OFFERING

      In January 2005, pursuant to a private offering that commenced in October 2004 and terminated in January 2005 (the "First Offering"), the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note (the "First Offering Note") due and payable one year from the date of issuance. The First Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The First Offering Note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the First Offering Note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

      The Company's payment obligations under the First Offering Note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      SECOND OFFERING

      In January 2005, pursuant to a private offering that commenced in that month and terminated in August 2005 (the "Second Offering"), the Company received gross and net proceeds of $75,000 from two outside investors and issued its convertible promissory note (the "Second Offering Note") due and payable one year from the date of issuance. The Second Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The Second Offering Note can be converted, in whole or in part, into shares of the Company's common stock, on the basis ranging from $.005 to $0.016 per share, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

      The Company's payment obligations under the Second Offering Note may be accelerated upon the following events: (i) the sale of the Company's assets outside the ordinary course of business; (ii) a breach of the representations and warranties contained within the evidencing the loan; (iii) the failure to timely pay the note; (iv) the Company's default in any other loan obligation greater than $100,000; (v) the Company's dissolution, liquidation, merger, consolidation, bankruptcy, or future insolvency; and (vi) the commencement of any suit that threatens to have a material adverse effect on the Company, including the entry of a final judgment or settlement in excess of $100,000.

      In February 2005, the Company received gross proceeds of $51,000 and net proceeds of $47,000 from four outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 5,558,036 shares of common stock (at a conversion price of approximately $0.009 per common share).

      In April 2005, the Company received gross proceeds of $29,000 and net proceeds of $23,750 from two outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 2,500,000 shares of common stock (at a conversion price of approximately $0.009 per common share).

      In May 2005, the Company received gross and net proceeds of $50,000 and $47,500 from an outside investor and issued a Second Offering Note which allows conversion into a total of 7,142,857 shares of common stock (at a conversion price of $0.007 per common share).

      In June 2005, the Company received gross and net proceeds of $256,120 from eleven outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 28,612,000 shares of common stock (at a weighted average conversion price of approximately $0.009 per common share).

      Also in July 2005, the Company received gross proceeds of $10,000 and net proceeds of $9,500 from an outside investor and issued a Second Offering Note which allows conversion into an aggregate total of 625,000 shares of common stock (at a conversion price of $0.016 per common share).

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

         In August 2005, the Company received gross proceeds of $260,000 and net proceeds of $252,000 from five outside investors and issued Second Offering Notes which allow conversion into an aggregate total of 16,250,000 shares of common stock (at a conversion price of $0.016 per common share).

      THIRD OFFERING

      Pursuant to another private offering that commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the "Third Offering Notes") due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share. The Company sold additional notes under this offering subsequent to December 31. 2005 (see Note 15 - Subsequent Events).

      The Third Offering Notes may not be converted by either the Company or the holder unless and until each of the following events has first occurred: (i) the Company's stockholders have approved an increase in the number of shares of common stock authorized by the Company's Certificate of Incorporation in an amount not less than the amount required to permit all notes and warrants issued in this series to be converted into shares of the Company's Common Stock as provided herein, at a validly held meeting of stockholders at which a quorum is present and acting throughout; and (ii) the Company has filed with the Secretary of State of State of Delaware a Certificate of Amendment to the Company's Certificate of Incorporation to amend its Certificate of Incorporation to increase the number of shares of common stock authorized by the Company's Certificate of Incorporation.

      Purchasers of the Third Offering Notes received, for no additional consideration, a stock purchase warrant (the "Third Offering Warrant") entitling the holder to purchase a number of Shares of Common Stock equal to the number of Shares of Common Stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial price of $0.05 per Share and will expire on January 31, 2008.

      OTHER ISSUANCES

      In July 2005, the board of directors of the Company approved the issuance of 6,000,000 shares of the Company's common stock to two directors and one officer. An aggregate $20,000 owed by the Company to two independent directors for unpaid compensation for serving on the board of directors was paid by the issuance of an aggregate 2,000,000 shares of the Company's common stock, at a share price of $0.01 per share; and $40,000 owed by the Company to an officer of the Company for accrued and unpaid compensation, was paid by the issuance of an aggregate 4,000,000 shares of the Company's common stock, at a share price of $0.01 per share.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      Also in July 2005, the Company's board of directors approved the issuance of an aggregate of 4,390,000 shares of the Company's common stock to two consultants, at a share price of $0.01 per share. This issuance was in satisfaction of an aggregate of $43,900 owed by the Company for services previously performed by these individuals.

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


NOTE 6. TERMS OF PREFERRED SHARES

      Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock. In addition, for each share of preferred stock sold, the purchaser received one warrant to purchase one share of common stock at a price of $0.20 per share. The Series A Preferred Stock may be converted by the holder, at any time after six months from the purchase date and the warrant is exercisable for a period of three years from the purchase date. The Series A Preferred Stock vote with the holders of the outstanding shares of Common Stock and not as a separate class or series, except as may be required by law.

      The holders of outstanding shares of Series A Preferred Stock (which may be referred to as the "Series A Preferred Stock") shall be entitled to receive in any fiscal year, dividends, if, when and as declared by the Board of Directors, out of any assets at the time legally available therefore in cash at a rate equal to 7% per share, per annum, of the original liquidation preference of $2.00 per share, subject to adjustment as provided herein. There have been no dividends declared by the Board of Directors of the Company.



NOTE 7. CONVERTIBLE DEBENTURES


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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

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

      In June 2003, the Remaining Debenture Holders filed suit in the Orange County Superior Court against the Company claiming it breached the debenture agreement by failing to honor the terms of the notice of conversion. The Company and the Remaining Debenture Holders then entered into a settlement agreement in which the Remaining Debenture holders would convert the debentures into common stock equal to approximately $70,000. The settlement agreement called for conversion into stock over a period of three months. The Company had partially satisfied the obligations under this agreement as of December 31, 2003, and further satisfied its obligations in 2004. As of December 31, 2005, approximately $21,000 remains outstanding.



NOTE 8. LOAN AGREEMENT - AUGUSTINE LOAN


      On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC ("Augustine Fund"), pursuant to which Augustine Fund agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Augustine Loan"). The Company received all scheduled installments, and principal and interest (at an annual rate of 10%) were originally due in full on February 29, 2004. As additional consideration for making the Augustine Loan, Augustine Fund received five year warrants to purchase up to 6,158,381 shares of the Company's common stock at an exercise price of $0.16 per share. The Company can require that the warrants be exercised if the Company's shares trade at or above $0.60 per share for each trading day within the 30 calendar days prior to the maturity date of the Augustine Loan, trading volume of the shares equals or exceeds 100,000 shares per day during such period, and the shares of the Company's common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the "cashless exercise" provisions of the warrants.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      In March 2004, Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In consideration of the extension, Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company's common stock at a 15% discount to market, so long as Augustine Fund's holdings do not exceed 4.9% of the total issued and outstanding shares of the Company's common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company's common stock.

      On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006 in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. On July 29, 2005, the Company and the Augustine Fund finalized the terms of this amendment to the Augustine Loan and executed formal documentation.

      The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Augustine Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, the Company may prepay all or any portion of the Augustine Loan at any time without premium or penalty. The proceeds of the Augustine Loan were used by the Company for working capital. As security for the Augustine Loan, New Millennium (an affiliate of Mr. Calvert) pledged 2.5 million shares of the Company's common stock owned by New Millennium, and the Company has granted Augustine Fund a security interest in its ownership interest in the Company's subsidiary, NuWay Sports, LLC.

      The Company recorded interest expense of $72,478 for the year ended December 31, 2005 and $69,445 for the year ended December 31, 2004.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      Using the Black-Scholes pricing model, the Company allocated approximately $245,000 of the Augustine Loan proceeds to the warrants and $175,000 to the note payable, which allocations were made on a pro rata basis based on the fair value of the warrants. The Black Scholes calculation assumed a discount rate of approximately four percent, volatility of 257 percent and no dividends. Given that the warrants were issued in conjunction with Loan Agreement, such fair value represents an effective discount on the debt and will be amortized over the term of the loan. Amortization of this discount for the year ended December 31, 2005 was approximately $0 and $61,500 for the years ended December 31, 2005 and 2004 and is recorded as additional interest expense in the accompanying consolidated statement of operations. In conjunction with the extension of the maturity date of the Augustine Loan from February 2004 to August 2004, the warrants held by Augustine Fund to purchase 6,158,381 shares of the Company's common stock were re-priced to an exercise price of $.035 per share.

      As of December 31, 2005, the principal amount of the loan of $420,000, together with approximately $165,256 in accrued but unpaid interest, had not been repaid.



NOTE 9. OTHER LOAN


      On November 20, 2003, the Company received $50,000 in exchange for a promissory note in which it agreed to pay $65,000 to Dr. James Seay 90 days from the date of the loan. The Company's president personally guaranteed the note. The note matured on February 18, 2004. The Company has paid Dr. Seay $30,000 and the balance of $35,000 remains outstanding. On February 10, 2005, the Company amended its obligations to Dr. Seay, which amendment (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 7,000,000 shares of the Company's common stock, or $.005 per share. In February 2006, this note has been further extended to the sooner of June 30, 2006, or the date the Company's stockholders approve an amended to the Company's charter increasing the number of authorized shares of common stock.



NOTE 10. RELATED PARTY TRANSACTIONS


      NEW MILLENNIUM

      In conjunction with the acquisition from Med Wireless of the license for the Med Wireless and PRLS technologies on August 21, 2002, the Company assumed a $1,120,000 note (the "Med Wireless Note") with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. ("Summitt Ventures"). Summitt Ventures is controlled by Mark Anderson, a former consultant and principal stockholder of the Company. The Med Wireless Note is secured by the Company's assets and was originally due on June 15, 2003.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      As part of a series of transactions that the Company undertook to separate itself completely from Mr. Anderson, on March 26, 2003, Summitt Ventures sold the Med Wireless Note, together with 4,182,107 shares of the Company's common stock owned by Mr. Anderson's affiliates, Camden Holdings and Summit Healthcare, to New Millennium, in exchange for a $900,000 promissory note issued by New Millennium in favor of Summitt Ventures, Camden Holdings, and Summit Healthcare (the "New Millennium Note"). The New Millennium Note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. (See "Augustine Fund Note" above.) Other than Mr. Calvert, no individual, entity or party presently or previously associated with the Company has ever had any ownership interest in New Millennium. Mr. Anderson, a principal of those companies that sold and/or licensed the technologies to the Company, conditioned the transaction with New Millennium on the Company's agreeing to convert the Note to common stock.

      Since New Millennium purchased the Med Wireless Note, the Company has attempted multiple times to convert the note, but has been unable to obtain the required stockholder vote, due to a lack of quorum, to do so. The three attempts are described below.

      On March 26, 2003, the Company's board of directors voted to convert the Med Wireless Note into 22,400,000 shares of common stock of the Company, at a conversion price discounted 37.5% from the then market price of $0.08. New Millennium agreed to this conversion.

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

      Subsequent to the vote by the board to convert the Med Wireless Note, the Company received notification from NASDAQ's Listing Qualifications Department that converting the Note without stockholder approval violated certain NASDAQ Marketplace Rules. In response to this notification, the board, with the concurrence of New Millennium, voted to amend its resolution and delay conversion of the Note until the Company's stockholders approved the conversion.

      At the Company's June 6, 2003 board meeting, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the board (with Mr. Calvert abstaining), agreed that, in light of current market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the Med Wireless Note was originally approved by the board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the note at the originally agreed to $0.05 per share price. Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the note.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      In addition, New Millennium orally agreed with the Company to extend the maturity date of the Med Wireless Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the note (to correspond to the payment terms of the New Millennium Note), and furthermore to reduce the Company's obligation on the note to the extent that New Millennium might be able to reduce its obligation on the New Millennium Note. While the prior holder of the Med Wireless Note, Summitt Ventures, purported to condition New Millennium's purchase on the conversion of the Med Wireless Note, Mr. Calvert has represented to the Company that due to Mr. Anderson's failure to honor his obligations in the purchase agreement, Mr. Calvert now believes that conversion of the Med Wireless Note is no longer a required term of the agreement between New Millennium and Summitt Ventures.

      The Company was unable to make the $100,000 payment on the Med Wireless Note on the extended due date of October 1, 2003. At a board meeting on October 15, 2003, the board decided to put the issue of conversion of the note to the Company's stockholders at a special meeting of the stockholders scheduled for December 9, 2003. The stockholders meeting was held on December 9, 2003, but adjourned without a vote, because not enough shares to constitute a quorum were represented. The stockholders meeting was rescheduled for December 30, 2003, at which a quorum was also not present. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board adjourned the meeting indefinitely. As a result, the Med Wireless Note was not converted into stock and the outstanding principal amount, together with accrued and unpaid interest, remains as a liability of the Company.

      In conjunction with the Company's January 31, 2004 purchase of Premium Medical Group, Inc., a Florida corporation ("PMG"), later rescinded in October 2004, (see Note 13), and as a condition to that transaction (the "PMG Transaction"), the Premium Medical Group shareholders (the "PMG Shareholders") required the Company to convert the Med Wireless Note so as to eliminate the obligation from the Company's balance sheet. At a meeting on February 10, 2004, the board of directors voted to convert the note into 30,869,992 shares of its common stock, at a conversion price of $0.04, discounted 20% from the then market price of $0.05. New Millennium agreed to this conversion. In arriving at a conversion price, the board of directors determined that a 20% discount to market price was appropriate based on a number of factors, including (i) the holding period of the stock will be two years, and thus is not liquid until that point, and (ii) the amount of the stock issued would make it impossible to liquidate the stock at the current market price. This discount was equal to the discount proposed to the stockholders in December 2003 at the abandoned stockholders meeting, and less than the discount used by the board at the first conversion attempt in April 2003.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      The board approved the conversion knowing that, since its conversion was a condition imposed by the PMG Shareholders, they (who would hold 45% of the Company's common stock at the time of such meeting) would provide the additional shares necessary to obtain a quorum and formal stockholder approval. Stockholder approval was also necessary to increase the number of authorized shares necessary to convert the Med Wireless Note. However, due to lack of operational capital, the Company was unable to remain current in its SEC filings, and thus was unable to hold the required stockholder meeting.

      In October 2004, the Company, PMG and the PMG Shareholders rescinded the PMG Transaction. Because the board of director's decision to convert the Med Wireless Note was based in part on the requirements of the PMG Shareholders, the board on October 28, 2004, determined not to convert the Note. Considering that the Company at the time was a shell corporation with no operations, Mr. Calvert also agreed to extend the maturity of the Med Wireless Note indefinitely until the Company's status changed.

      Accordingly, as of December 31, 2005, the principal amount of the Med Wireless Note, together with $317,956 in accrued but unpaid interest, had not been repaid.

      Under the terms of the New Millennium Note, it is possible that Summitt Ventures, Camden Holdings and Summit Healthcare may have a claim to reacquire the shares of the Company's common stock that were sold to New Millennium. The New Millennium Note is purportedly secured by the purchased shares of the Company's common stock; however, New Millennium and Mr. Calvert believe that Mr. Anderson and his affiliates have not perfected their security interest in those shares. In addition, the Augustine Fund is the pledgee of 2,500,000 of these shares and has physical possession of those shares.

      Mr. Calvert has proposed to the Board of Directors a plan to amend the New Millennium Note to extend the due date to January 15, 2008; waive any cash payments of interest until the New Millennium Note becomes due; reduce the principal amount of the New Millennium Note from $1,120,000 to $900,000, equal to a 19.6% reduction; and comparably reduce the accrued but unpaid interest due under the terms of the New Millennium Note from $317,956 to $255,636, also equal to a 19.6% reduction. The proposal is currently under consideration by the Board of Directors.

      OBLIGATIONS TO DENNIS CALVERT

      In 2003 and 2004, the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed that the $101,770 still outstanding and owed by the Company to Mr. Calvert would be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. As of December 31, 2005, the Company had repaid approximately $92,800 of this loan; approximately $9,000 principle remained outstanding. Subsequent to the end of the fiscal year ended December 31, 2005, the balance of this obligation was repaid by the Company.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      As of December 31, 2005, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $328,821.

      The Company currently occupies space from a consultant at no cost to the Company.



NOTE 11. PROVISION FOR INCOME TAXES


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



NOTE 12. COMMITMENTS AND CONTINGENCIES



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

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

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

      The case is ongoing at this time, although it has not been vigorously prosecuted by Ms. Lyons or the Company, in the Company's case primarily because the Company had lacked the resources to do so. The Company entered into an agreement ("Legal Defense Agreement") in December 2004 such that Augustine Fund would pay for the legal expenses associated with the Company's defense and affirmative claims in this lawsuit (with the right to withdraw funding at any time), and in exchange would share any net proceeds awarded to the Company pursuant to a settlement or judgment. The sharing arrangement provides that Augustine Fund will recover first, out of any money available from recovery, its legal and out of pocket expenses related to the lawsuit; second, 85% of any additional amounts recovered up to $500,000; and third, 50% of amounts recovered beyond $500,000. While the Company believes that it has meritorious positions in this litigation, given the inherent nature of litigation, it is not possible to predict the outcome of this litigation or the impact it would have on the Company.

      In May 2004, the Company was sued by Flight Options, Inc. ("Flight Options"), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company's former president Todd Sanders, from his corporation, Devenshire Management Corporation ("Devenshire"). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander's failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company filed a cross-complaint against Mr. Sanders and Devenshire seeking indemnity and alleging Mr. Sander's breached his fiduciary duties in connection with the assignment of the lease. The Company's Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation.

      On March 17, 2005, the Company settled with Flight Options pursuant to a stipulation that would have allowed the Company to pay Flight Options $100,000 on or before August 5, 2005; if $100,000 was not paid by August 5, 2005, Flight Options could file a judgment against the Company for $163,310. The Company did not make a payment on or before August 5, 2005. Subsequently, the parties agreed that the Company would pay Flight Options a total of $116,000, which amount was paid. In exchange, Flight Options dismissed the case.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      At about the time of the settlement with Flight Options, the Company, Mr. Sanders and Devenshire agreed to submit the matters in the cross-complaint, including the indemnity claim, to binding arbitration. On March 7, 2006, an arbitrator issued an binding award in favor of the Company and against Mr. Sanders for $120,000.

      Legal Fees in the matter have been paid by Augustine, pursuant to the Legal Defense Agreement between Augustine and the Company. In January 2006, Augustine and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party. Legal Fees incurred by Augustine are estimated to be approximately $81,000 as of February 2006, but will likely increase.

      On December 4, 2004, the Company was sued by the law firm of Enenstein Russell and Saltz, LLP to collect fees that had been billed to the Company in the amount of $15,233, which had been disputed by the Company. In August of 2005, the Company settled the lawsuit for $9,000. The Company paid the settlement and the law firm dismissed the lawsuit.

      The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company's financial position or results of operations.

      EMPLOYMENT AGREEMENTS

      In January 1997, the Company entered into a five year employment agreement with Lloyd Lyons, which provided in part that in the event of a merger, consolidation, sale or conveyance of substantially all the assets of the Company which resulted in the discharge of Mr. Lyons, he would be entitled to 200 percent of the balance of payments remaining under the contract. The contract provided salary continuation for a period of two years after his death. In January 2000, Mr. Lyons passed away and effective August 2, 2000 the Company amended its employment contract with his widow and primary beneficiary of his estate, whereby the salary continuation clause included in his contract was replaced with a severance arrangement that requires the Company to pay Mrs. Lyons $100,000 over a one year period commencing on the first month following the termination of her employment with the Company. Furthermore, upon her termination she is to receive 100,000 shares of common stock pursuant to an amendment to her employment agreement. The amended employment agreement will obligate the Company to register these shares and reimburse her for the difference in the gross proceeds upon the sale of such shares and $300,000; regardless of the time she holds such shares. Effective October 29, 2001 Mrs. Lyons tendered her resignation and based upon the terms of her severance agreement, expenses of $350,000 had been recorded of which $308,000 is included in accounts payable and accrued expenses at December 31, 2004 and 2005.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      In December of 2002, The Company entered into a five-year employment agreement with the Company's current president, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. He serves as president, Chief Executive Officer, Interim CFO and Chairman of the Board.

      In March 2003, the Company entered into a five-year employment agreement with Joseph Provenzano. Mr. Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company's discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash. In 2005, the Company and Mr. Provenzano agreed that he would work for the Company on an as needed basis. In 2005, the Company accrued and paid Mr. Provenzano $39,900 for services performed.


      STOCK-BASED COMMITMENTS

      The Company has utilized the services of a number of consultants who were compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, the Company may be obligated to issue additional shares to the consultants.



NOTE 13. ABANDONED ACQUISITION


      On January 31, 2004, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with PMG and the PMG Shareholders. Prior to this transaction, there was no business or other relationship between the Company and its affiliates and PMG or the PMG Shareholders.

      Pursuant to the Stock Purchase Agreement, the Company agreed to acquire 100% of the shares of PMG from the PMG Shareholders in exchange for 30,000,000 shares of the Company's common stock, subject to certain adjustments. The exact number of Company Shares to be issued to the PMG Shareholders was subject to adjustment in the event certain revenue was generated by PMG during one year following the closing of the transaction. PMG had been organized in June 2003 to provide medical products to hospitals and medical clinics in South America, primarily Venezuela. One of the PMG Shareholders (Luis A. Ruiz) became a director of the Company in connection with the transaction.

      The parties had a difference in expectations regarding who would be ultimately responsible for paying for the audit of PMG that was required in order for the Company to complete its disclosure obligations under the Securities Exchange Act. Additionally, the Company did not have a sufficient number of authorized and unissued shares of its common stock to both satisfy its obligations to the PMG Shareholders and to issue shares of common stock in a meaningful financing transaction, given the low price per share at which the Company's common stock trades. The Company lacked the financial resources to schedule a stockholders' meeting, prepare a proxy statement and solicit proxies for the purpose of amending its Certificate of Incorporation to increase its authorized capital stock. As a result of these and other factors, the Company and PMG never consolidated their operations, the Company never exercised control over PMG or its operations and the parties never exchanged stock certificates evidencing their ownership in each other.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

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



NOTE 14. RETIREMENT OF TREASURY STOCK


      During 2004, the Company determined that based on reconciliations of its stock records and its stock transfer agent that 200,000 shares of the Company's common stock has been issued in prior years but not recorded in the Company's books. An adjustment was made as of December 31, 2004 to give effect to this non-material error. In addition, the shares included in treasury stock were determined to have been formally cancelled and an adjustment was made at December 31, 2004 to reflect this cancellation.



NOTE 15. SUBSEQUENT EVENTS



      SALES OF UNREGISTERED SECURITIES

On March 6, 2006, the Company issued its Third Offering Notes in the aggregate principal amount of $797,500, due and payable January 31, 2007, to 44 individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share. Purchasers of the Third Offering Notes also received, for no additional consideration, a Third Offering Warrant entitling the holder to purchase a number of Shares of the Company's Common Stock equal to the number of Shares of Common Stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial exercise price of $0.05 per Share and expires on January 31, 2008.

                        NUWAY MEDICAL, INC. AND SUBSIDARY
                          NOTES TO FINANCIAL STATEMENTS

      The Notes may not be converted by either the Company or the holder unless and until each of the following events has first occurred: (i) the Company's stockholders have approved an increase in the number of shares of common stock authorized by the Company's Certificate of Incorporation in an amount not less than the amount required to permit all the Notes and Warrants issued in this series to be converted into shares of the Company's Common Stock and (ii) the Company has filed with the Secretary of State of State of Delaware a Certificate of Amendment to the Company's Certificate of Incorporation to amend its Certificate of Incorporation to increase the number of shares of common stock authorized by the Company's Certificate of Incorporation.

      This offering and the sales thereunder were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder as not involving a public offering of securities.

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