Form 10KSB/A
period 2005-12-31
NUWAY MEDICAL INC
filed 2006-05-01
CIK 880242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I
     Item 1. Description of Business                                           4
     -------------------------------
     Item 2. Description of Property                                          12
     -------------------------------
     Item 3. Legal Proceedings                                                12
     -------------------------
     Item 4. Submission of Matters to a Vote of Security Holders              13
     -----------------------------------------------------------

PART II
     Item 5. Market for Common Equity and Related Stockholders Matters        14
     -----------------------------------------------------------------
     Item 6. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                17
     -----------------------------------------------------------------------
     Item 7. Financial Statements                                             26
     ----------------------------
     Item 8. Changes In and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                 26
     -----------------------------------------------------------------------
     Item 8A. Controls and Procedures                                         26
     --------------------------------
     Item 8B. Other Information                                               27
     --------------------------

PART III
     Item 9. Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act               28
     -----------------------------------------------------------------------
     Item 10. Executive Compensation                                          29
     -------------------------------
     Item 11. Security Ownership of Certain Beneficial Owners and Management  31
     -----------------------------------------------------------------------
     Item 12. Certain Relationships and Related Transactions                  32
     -------------------------------------------------------
     Item 13. Exhibits                                                        33
     -----------------
     Item 14. Principal Accountant Fees and Services                          36
     -----------------------------------------------
     Signatures                                                               37
     ----------
     Index to Financial Statements                                           F-1
     -----------------------------
     Report of Independent Registered Public Accounting Firm                 F-2
     -------------------------------------------------------
     Consolidated Financial Statements for the Years Ended
     December 31, 2004 and 2003                                              F-3
     -----------------------------------------------------------------------
     Exhibits Filed With This Report
     -------------------------------

                                  GENERAL NOTE

THIS AMENDMENT NO.1 TO THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, OF NUWAY MEDICAL, INC. (THE "COMPANY") IS BEING FILED FOR THE SOLE PURPOSE OF PROVIDING THE INFORMATION IN RESPONSE TO PART III OF SUCH FORM. THE COMPANY HAD ORIGINALLY INTENDED TO PROVIDE THIS INFORMATION IN ITS PROXY STATEMENT FOR USE IN CONNECTION WITH THE 2006 ANNUAL MEETING OF STOCKHOLDERS. HOWEVER, THE ANNUAL MEETING HAS BEEN POSTPONED DUE TO THE COMPLEXITY OF STRUCTURING CERTAIN PREVIOUSLY-ANNOUNCED TRANSACTIONS FOR WHICH STOCKHOLDER APPROVAL WILL BE SOUGHT, AND THE FILING OF THE PROXY MATERIAL HAS BEEN DELAYED.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements. These forward-looking statements include predictions regarding our future:

o     business and acquisition plans;
o     financing plans;
o     general and administrative expenses;
o     liquidity and sufficiency of existing cash;
o     the outcome of pending or threatened litigation; and
o the effect of recent accounting pronouncements on our financial condition and results of operations.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                       EQUITY COMPENSATION PLAN INFORMATION

                                                               Number of      Weighted average
                                                           securities to be    exercise price
                                                              issued upon      of outstanding
                                                              exercise of         options,           Number of
                                                              outstanding       warrants and        securities
                                                               options,            rights            remaining
                                                             warrants and                          available for
                          Plan category                         rights                           future issuance
         ---------------------------------------------------------------------------------------------------------
                                                                  (a)               (b)                 (c)
         ---------------------------------------------------------------------------------------------------------
         Equity compensation plans approved by security                    0                 0                   0
         holders
         Equity compensation plans not approved by
         security holders                                                  0                 0          14,320,000
         ---------------------------------------------------------------------------------------------------------
         Total                                                             0                 0          14,320,000
                                                           =================  ================   =================


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

On April 28, 2006, the Board and Mr. Calvert agreed to amend the New Millennium Note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until the New Millennium Note becomes due; (iii) reduce the principal amount of the New Millennium Note from $1,120,000 to $900,000, equal to a 19.6% reduction, and New Millennium's basis in said Note; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the New Millennium Note from $317,956 to $255,636, also equal to a 19.6% reduction.

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

IITEM 8B. OTHER INFORMATION.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following is certain information as of April 28, 2006 regarding our directors and officers:


NAME                         POSITION                                 AGE      DIRECTOR SINCE
----                         --------                                 ---      --------------
Dennis Calvert               President, Chief Executive Officer,      43            2002
                             Chief Financial Officer and Chairman
Joseph Provenzano            Secretary and Director                   36            2002
Gary Cox (1)(2)              Director                                 45            2003
Dennis E. Marshall (1)(2)    Director                                 62            2006

----------
(1) Member of Audit Committee
(2) Member of Compensation Committee

      There are no family relationships between any director and any executive officer of the Company.

BIOGRAPHICAL INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

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

      Dennis E. Marshall has been a director of the Company since April 28, 2006. Marshall has over 35 years of experience in real estate, asset management, management level finance, and operations-oriented management. Since 1981, Mr. Marshall has been a real estate investment broker in Orange County, California, representing buyers and sellers in investment acquisitions and dispositions. From March 1977 to January 1981, Mr. Marshall was a real estate syndicator at McCombs Corporation as well as the assistant to the Chairman of the Board. While at McCombs Corporation, Mr. Marshall became the Vice President of Finance, where he financially monitored numerous public real estate syndications. From June 1973 to September 1976, Mr. Marshall served as an equity controller for the Don Koll Company, an investment builder and general contractor firm, at which Mr. Marshall worked closely with institutional equity partners and lenders. Before he began is career in real estate, Mr. Marshall worked at Arthur Young & Co. (now Ernst & Young) from June 1969 to June 1973, where he served as Supervising Senior Auditor and was responsible for numerous independent audits of publicly held corporations. During this period, he obtained Certified Public Accountant certification. Mr. Marshall earned a degree in Accounting from the University of Texas, Austin in 1966 and earned a Master of Science Business Administration from the University of California, Los Angeles in 1969.

COMMITTEES OF THE BOARD OF DIRECTORS; DIRECTOR INDEPENDENCE; CODE OF ETHICS

      The board of directors has established an Audit Committee and a Compensation Committee. Due to the Company's small size, it does not have a Nominating/Corporate Governance Committee.

      The Audit Committee operates under a written charter. The Audit Committee meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Harrison served as Chairman of the Audit Committee during 2005 and until April 6, 2006, when he resigned as a director. Mr. Marshall has served as Chairman of the Audit Committee since April 28, 2006. Mr. Cox also serves on the audit committee. The board of directors has designated Mr. Marshall an audit committee financial expert and believes that Mr. Marshall also satisfies the current definitional requirements of SEC rules and regulations to be an audit committee financial expert.

      The Compensation Committee operates under a written charter. The Compensation Committee reviews the compensation for all officers and directors and affiliates of the Company. The Committee also administers the Company's stock option plan. . Mr. Harrison served as Chairman of the Compensation Committee during 2005 and until April 6, 2006, when he resigned as a director. Mr. Marshall has served as Chairman of the Compensation Committee since April 28, 2006. Mr. Harrison is Chairman of the Compensation Committee and Mr. Cox serves on the Compensation Committee.

      The board of directors has determined that each of Messrs. Marshall and Cox is independent as defined under NASDAQ Marketplace rules.

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


      To the Company's knowledge, based solely upon a review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and stockholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid by the Company to the chief executive officer, who was the only person who received compensation in excess of $100,000 (the "Named Executive Officers") during 2005 and 2004:

                                     ANNUAL
                                  COMPENSATION                                  LONG-TERM COMPENSATION
                              ------------------                      -------------------------------------------
                                                                                                          PAYOUTS
                                                                         AWARDS          SECURITIES
                                          ANNUAL     OTHER ANNUAL      RESTRICTED        UNDERLYING         TIP        OTHER
NAME AND PRINCIPAL POSITION    YEAR       SALARY     COMPENSATION     STOCK AWARDS      OPTIONS/SARS      PAYOUTS  COMPENSATION
----------------------------- -----      -------     ------------     ------------      ------------      -------  -------------
Dennis Calvert,                2005     $ 168,000              --               --                --           --             --
Chief Executive Officer        2004     $ 168,000              --               --                --           --             --

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Dennis Calvert in December 2002. Mr. Calvert's employment agreement provides for him to be employed for five years at an annual salary of $168,000. The employment agreement further provides that Mr. Calvert work with the Company on a full time basis, that the office be located in Laguna Hills, California, that he receive annual increases of 10% of his base income, that bonuses will be payable based on the greater of a performance scale established by the Compensation Committee, assigned by the Board, or 3% of the annual increase in market capitalization value. The compensation plan includes benefits of a car allowance, insurance and a standard vacation package. The agreement has certain minimum performance standards and calls for a severance package equal to one year's base compensation, plus an additional one half year's compensation for each year of service beginning in 2003. Standard confidentiality, Company ownership rights to property and assets and arbitration clauses are included in the agreement.

      In contemplation of a proposed amendment to Mr. Calvert's employment agreement, the Compensation Committee of the Board of Directors approved an increase in Mr. Calvert's cash compensation, effective January 1, 2006, to a rate of $184,800 per year.


OPTIONS GRANTED DURING LAST FISCAL YEAR

      No options were granted to the Named Executive Officers during 2005.

EQUITY COMPENSATION PLANS

      2002 CONSULTANT EQUITY PLAN

      In August 2002, the Company's Board approved the formation of the 2002 Consultant Equity Plan (the "2002 Plan"), designed to allow consultants to be compensated with shares of Company common stock for services provided to the Company. A total of 1,500,000 shares under the 2002 Plan were registered with the SEC. The 2002 Plan was amended by the Company's Board in December 2002. A total of 3,500,000 additional shares were registered with the SEC on a Form S-8 registration statement on December 27, 2002. Approval of the 2002 Plan was not submitted to the vote of the stockholders. Persons eligible to receive stock awards under the 2002 Plan included "consultants" that provide bona fide consulting services to the Company, excluding any services incident to the raising of capital or promotion or maintenance of a market for the Company's securities.

      The 2002 Plan was terminated by the Board on December 16, 2004. From August 2002 through February 2003, the Company issued all but 84,452 of the 5,000,000 shares available under the 2002 Plan to approximately 26 consultants, employees and directors.

      2003 STOCK COMPENSATION PLAN

      In February 2003, the Board approved the 2003 Stock Compensation Plan ("2003 Plan") as a means of providing directors, key employees and consultants additional incentive to provide services to the Company. The 2003 Plan was terminated by the Board at its meeting on December 16, 2004. The 2003 Plan set aside up to 15,000,000 shares of the Company's common stock for these purposes, which shares were registered with the SEC on a Form S-8 registration statement on February 27, 2003. Approval of the 2003 Plan was not submitted to a vote of the stockholders. The Board administered the 2003 Plan. The 2003 Plan allowed the Board to award grants of shares of the Company's common stock or options to purchase shares of the Company's common stock.

      From February through September 2003, the Company issued 14,863,230 shares under the 2003 Plan to 27 directors, employees and consultants.

      In March 2003, the Board approved, and the Company issued, 3,000,000 shares of common stock to Dennis Calvert, President and Chief Executive Officer of the Company, as consideration for his services. The Board subsequently modified its approval of this issuance to make it conditioned upon stockholder approval of the transaction because of NASDAQ Marketplace Rules governing change of control transactions. Mr. Calvert returned the 3,000,000 shares to the Company. On December 9, 2003, the Company attempted to conduct a stockholder meeting to approve the terms of the issuance of 3,000,000 shares of the Company's common stock to Dennis Calvert. The Company was unable to obtain a quorum at the meeting. The meeting was adjourned to December 30, 2003, but again the Company was unable to obtain a quorum. As of the date of the filing of this Annual Report, the 3,000,000 shares of the Company's common stock have not been issued to Mr. Calvert.

      2004 EQUITY PLAN

      On March 10, 2004, the Board approved the Company's 2004 Equity Plan as a means of providing directors, key employees and consultants additional incentive to provide services for the Company. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 20,000,000 shares of the Company's common stock for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the stockholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. As plan administrator, the board has sole discretion to set the price of the options. The Board may at any time amend or terminate the plan. It does not expire on its terms.

      During 2005, the Company issued an aggregate 10,390,000 shares to five consultants, directors and employees. None of these shares have been registered with the SEC, and all of such shares are therefore restricted securities. In 2005, there was $103,390 of expenses recorded related to the issuance of these shares. Of this amount $13,390 related to consulting services, $30,000 related to legal services, $20,000 related to Board expense and $40,000 related to salary expense.

                      EQUITY COMPENSATION PLAN INFORMATION


      The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which equity securities of the Company were authorized for issuance.

                                                               NUMBER OF
                                                           SECURITIES TO BE        WEIGHTED
                                                              ISSUED UPON     AVERAGE EXERCISE       NUMBER OF
                                                              EXERCISE OF         PRICE OF          SECURITIES
                                                              OUTSTANDING        OUTSTANDING         REMAINING
                                                           OPTIONS, WARRANTS  OPTIONS, WARRANTS    AVAILABLE FOR
                    PLAN CATEGORY                              AND RIGHTS         AND RIGHTS      FUTURE ISSUANCE
------------------------------------------------------     -----------------  -----------------  -----------------
                                                                   (a)                (b)               (c)
Equity compensation plans approved by security holders                     0                 0                   0

Equity compensation plans not approved by security
holders                                                                    0                 0          14,320,000

Total                                                                      0                 0          14,320,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 28, 2006 by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer of the Company individually and (iii) all directors and executive officers of the Company as a group.

                                                   AMOUNT OF
                                                  BENEFICIAL          PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)       OWNERSHIP (3)        CLASS (4)
------------------------------------------     -----------------    --------------
Dennis Calvert (5)                               4,782,107               7.6%

Joseph Provenzano                                8,224,936              13.1%

Dennis Marshall (6)                                800,000               1.3%

Gary Cox                                         2,000,000               3.2%

All directors and officers as a
group (4 persons)                               15,807,043              24.9%

      1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

      2) Unless otherwise indicated, the address for each person is 2603 Main Street, Suite 1150, Irvine, California 92614.

      3) Other than as indicated below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

      4) Percentage ownership is based on 62,703,501 shares of common stock outstanding on April 26, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

      5) This amount excludes 35,019,272 shares of the company's common stock issuable upon conversion of the promissory note held by New Millennium LLC, an entity affiliated with and controlled by Mr. Calvert. See "Certain Relationships and Related Transactions".

      6) This amount consists of 400,000 shares issuable upon conversion of the Company's 10% Convertible Notes due January 31, 2007 and 400,000 shares of common stock issuable upon exercise of the Company's warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      TRANSACTIONS WITH DENNIS CALVERT AND NEW MILLENNIUM

      In conjunction with the acquisition of a technology license from Med Wireless, Inc. on August 21, 2002, the Company assumed a $1,120,000 note (the "Note") with interest at 10% per annum payable by Med Wireless to Summitt Ventures, Inc. The Note is secured by the Company's assets and was originally due on June 15, 2003. On March 26, 2003, Summitt Ventures sold the Note, together with 4,182,107 shares of the Company's common stock, to New Millennium, a limited liability company controlled and owned in part by the Company's CEO and president, Dennis Calvert, in exchange for a $900,000 promissory note (the "New Millennium Note") issued by New Millennium in favor of Summitt Ventures. The New Millennium Note is secured by all of the stock of the Company owned by New Millennium and Mr. Calvert. On March 26, 2003, the Board voted to enter into an amendment to the Note (the "Original Note Amendment") to provide for conversion of the Note into restricted common stock of the Company (at a conversion price discounted 37.5% to the then market price of $0.08). New Millennium agreed to the Note Amendment. Subsequent to the vote by the Board to convert the Note, the Company received notification from Nasdaq's Listing Qualifications Department that converting the Note without stockholder approval violated certain Nasdaq Marketplace Rules. In response to this notification, the Board, with the concurrence of New Millennium, voted to amend its resolution and withhold issuance of the shares to New Millennium pending stockholder approval for the conversion. To allow time for a shareholder vote with respect to the conversion, New Millennium agreed to extend the terms of the Note, from June 15, 2003 to October 1, 2003.

      At the Company's June 6, 2003 Board meeting, and prior to a stockholder vote on the conversion, Mr. Calvert, on behalf of New Millennium, and the Company, through the unanimous action of the Board (with Mr. Calvert abstaining), agreed that, in light of the then-market conditions (namely the significant increase in the trading price of the Company's common stock since March 26, 2003, the date on which the conversion of the Note to equity was originally approved by the Board, from $0.08 to $0.28 as of June 6, 2003), it would be inequitable for New Millennium to convert the Note (together with accrued interest thereon) at the originally agreed to $0.05 per share price. In this regard, Mr. Calvert, on behalf of New Millennium, and the Company orally agreed to rescind the agreement to convert the Note. In addition, New Millennium orally agreed with the Company to extend the maturity date of the Note to a first payment due October 1, 2003 in the amount of $100,000 and the balance of the principal due on April 1, 2004, with interest due according to the original terms of the Note (to correspond to the payment terms of the New Millennium
Note), and furthermore to reduce the Company's obligation on the Note to the extent that New Millennium is able to reduce its obligation on the New Millennium Note.

      Due to the Company's lack of liquidity, the Company was unable to repay the first $100,000 installment of the Note when it became due on October 1, 2003. To address this issue, the Board appointed a committee (the "Special Committee") consisting of Board members Steve Harrison and Joseph Provenzano to negotiate revised terms and conditions of the Note with Mr. Calvert. Mr. Calvert informed the Special Committee that in order to accommodate the Company's working capital needs, Mr. Calvert would be willing to convert the Note into the Company's equity. Due to the Company's lack of liquidity, and because the terms of the conversion were negotiated on behalf of the Company by Disinterested members of the Board and management, the Board determined not to seek a third-party fairness opinion on the terms of the proposed conversion. The Board did, however, instruct the Special Committee to ensure that the Special Company presented any proposed loan conversion transaction to the Company's shareholders with a requirement that a majority vote of the disinterested stockholders be required for approval.

      Pursuant to a series of negotiations between Mr. Calvert and the Special Committee, the Special Committee and Mr. Calvert agreed to once again provide for the conversion of the Note into equity. The parties agreed that the Note (together with accrued interest thereon) would be cancelled and converted into shares of the Company's common stock at a per share price equal to $0.036 (a 20% discount to the closing price of the Company's common stock of $0.045 on October 16, 2003, the date an agreement between the Special Committee and Mr. Calvert was reached).

      In arriving at the conversion price, the Special Committee determined that a 20.0% discount to market price was appropriate based on a number of factors, including that (i) with the quantity of the shares that would be issued, a block of shares that size could not be liquidated without affecting the market price of the shares, and (ii) the shares would be "restricted shares" and could therefore not be sold in the public markets prior to two years from the date of the conversion, and thereafter would be subject to the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933.

      The stockholders meeting was held on December 9, 2003, but adjourned without a vote, because not enough shares to constitute a quorum were represented. The stockholders meeting was rescheduled for December 30, 2003, at which a quorum was also not present. Because this was the second attempt to obtain a quorum, and more than 4,000,000 additional shares were required to be voted to obtain a quorum, the board adjourned the meeting indefinitely. As a result, the Note was not converted into common stock and the outstanding principal amount, together with accrued and unpaid interest, remains as a liability of the Company.

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

      Accordingly, as of December 31, 2005, the principal amount of the loan, together with $229,911 in accrued but unpaid interest, had not been repaid. New Millennium has informed the Company's board of directors that New Millennium still intends to fully convert the Note to stock as soon as it is practical, following stockholder approval. As of the date of the filing of this report, the stockholder vote has not taken place and the Note has not been converted into shares of the Company's common stock.

      On April 28, 2006, the Board and Mr. Calvert agreed to amend the New Millennium Note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until the New Millennium Note becomes due; (iii) reduce the principal amount of the New Millennium Note from $1,120,000 to $900,000, equal to a 19.6% reduction, and New Millennium's basis in said Note; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the New Millennium Note from $317,956 to $255,636, also equal to a 19.6% reduction.

ITEM 13. EXHIBITS

      The following documents are filed as part of this Form 10-KSB.

(a)   Financial Statements:

Reference is made to the contents to Financial Statements of Nuway Medical, Inc. under Item 7 of this Form 10-KSB/A.

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

                10.24 Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 in favor of Augustine II, LLC (16)

                10.25           Marketing and License Agreement (17)

                10.26 Form of Promissory Note issued in the Third Offering Note (17)

                10.27           Form of Warrant issued in the Third Offering
                                (17)

                21.1            List of Subsidiaries of the Registrant (18)

                24.1            Power of Attorney (included on Signature Page)
                                (18)

                31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

                32.1* Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

----------
*     Filed herewith
(1) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2001.
(2) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(3) Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(4) Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.
(5) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(6) Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(7) Incorporated herein by reference from the Form 8-K filed by the Company on February 17, 2004.
(8) Incorporated herein by reference from the Form 8-K filed by the Company on October 15, 2004.
(9) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1998
(10) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 1999
(11) Incorporated herein by reference from the Form S-8 filed by the Company on February 27, 2003.
(12) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(13) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(14) Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.
(15) Incorporated herein by reference from the Form 8-K filed by the Company on July 8, 2005.
(16) Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(17) Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.
(18) Incorporated herein by reference from the Form 10-KSB filed by the Company on March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table summarizes the fees charged by Mr. Gilbert for certain services rendered to the Company and its subsidiaries during 2004 and 2005:


                                    AMOUNT BILLED AND PAID
     TYPE OF FEE           FISCAL YEAR 2004        FISCAL YEAR 2005
------------------------  -------------------    --------------------

   Audit (1)              $            18,000    $             55,925
   Audit-Related (2)                    8,000                   4,050
   Tax (3)                                 --                      --
   All Other (4)                           --                      --
                          -------------------    --------------------
     Total                $            26,000    $             59,975
                          ===================    ====================

----------
      (1) This category consists of fees for the audit of our annual financial statements included in the Company's annual report on Form 10-KSB and review of the financial statements included in the Company's quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual "management letter" on internal control matters.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NUWAY MEDICAL, INC.


Date: April 28, 2006                             By:  /s/ Dennis Calvert
                                                 -------------------------------
                                                 Dennis Calvert, President,
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

        NAME                         TITLE                    DATE
--------------------------   ------------------------   ---------------

/s/Dennis Calvert            Chairman of the Board,     April 28, 2006
--------------------------   Chief Executive Officer,
Dennis Calvert               President and Chief
                             Financial Officer

/s/Joseph Provenzano*        Director                   April 28, 2006
--------------------------
Joseph Provenzano


/s/Gary Cox*                 Director                   April 28, 2006
--------------------------
Gary Cox

                             Director                   _________, 2006
--------------------------
Dennis E. Marshall


*by Dennis Calvert, Attorney-in-fact

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

Notes to Consolidated Financial Statements..........................F-6 - F-29

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
                                                                         ============       ============


See accompanying notes to consolidated financial statements

                             NUWAY MEDICAL, INC AND SUBSIDIARY
                        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                                 DECEMBER 31, 2005 AND 2004

                                                                   2005            2004
Revenue                                                        ------------    ------------
                        Total Revenues                                   --              --
                                                               ------------    ------------
Costs and Expenses
       Selling, General and Administrative                     $    944,807    $    971,944
       Depreciation, Depletion and Amortization                          --              --
                                                               ------------    ------------
                        Total Costs and Expenses                    944,807         971,944
                                                               ------------    ------------
Loss from operations                                               (944,807)       (971,944)
                                                               ------------    ------------
Other Income and Expense
       Interest Expense                                            (242,494)       (250,704)
       Other Income                                                      --           4,600
                                                               ------------    ------------
                        Net Other Expense                          (246,104)       (246,104)
                                                               ------------    ------------

                                                               ------------    ------------
Net Loss                                                       $ (1,187,301)   $ (1,218,048)
                                                               ============    ============
Loss Per Common Share - Basic and Diluted
       Loss per share                                          $      (0.02)   $      (0.03)
                                                               ============    ============
       Weighted Average Common Share Equivalents Outstanding     54,041,809      45,987,808
                                                               ============    ============


See accompanying notes to consolidated financial statements


                                                  NUWAY MEDICAL, INC AND SUBSIDIARY
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                  Preferred Stock                 Common Stock
                               -----------------------   ----------------------------
                                Number          Par         Number            Par          Additional      Retained
                                  of           Value          of             Value          Paid-In        Earnings       Treasury
                                Shares        $.00067       Shares          $.00067         Capital        (Deficit)        Stock
                               ----------     --------   -------------   ------------    -------------   -------------   ----------
BALANCE DECEMBER 31, 2003         559,322          375      36,386,486   $     23,976    $  23,002,818   $ (25,823,838)  $ (127,004)

STOCK ISSUED FOR SERVICES                                    9,183,400          6,181          362,885

CONVERSION OF
    DEBENTURES                                               1,100,000            405           34,595

RETIREMENT OF TREASURY STOCK                                  (44,900)            (30)        (126,974)                     127,004

SALE OF COMMON STOCK                                         5,156,250          3,454           26,546

ADJUSTMENT TO COMMON STOCK                                     200,000            134

  NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 2003                                                                                   (1,218,048)
                               ----------     --------   -------------   ------------    -------------   -------------   ----------
BALANCE DECEMBER 31, 2004         559,322          375      51,981,236         34,120       23,299,870     (27,041,886)          --


ADJUSTMENT TO COMMON STOCK                                      82,265             55              (55)

STOCK ISSUED FOR SERVICES                                   10,390,000          6,961           96,939

NET LOSS                                                                                                    (1,187,301)
                               ----------     --------   -------------   ------------    -------------   -------------   ----------
BALANCE DECEMBER 31, 2005         559,322     $    375       62,453,501  $     41,136      $23,396,754   $ (28,229,187)  $       --
                               ==========     ========   =============   ============    =============   =============   ==========

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