Form 10QSB
period 2006-03-31
NUWAY MEDICAL INC
filed 2006-05-15
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The number of shares of the Registrant's Common Stock outstanding as of May 11, 2006 was 62,453,501 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               NUWAY MEDICAL, INC.
                                   FORM 10-QSB
                                      INDEX

                                     PART I

Item 1              Financial Statements................................      2
Item 2              Management's Discussion and Analysis................     13
Item 3              Controls and Procedures.............................     22

                                     PART II

Item 1              Legal Proceedings...................................     23
Item 2              Changes in Securities...............................     24
Item 6              Exhibits............................................     25

Signatures..............................................................     26

Exhibit Index  .........................................................     27

         Exhibit 31.1...................................................     28
         Exhibit 31.2...................................................     29
         Exhibit 32.....................................................     30

                                     PART I

Item 1. Financial Statements

                        NUWAY MEDICAL, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                                                March 31,
                                                                                  2006        December 31,
                                                                               (unaudited)       2005
                                                                              ------------    ------------
CURRENT ASSETS
      Cash and Cash Equivalents                                               $    647,037    $    283,462

      Prepaid Expenses
                                                                                    63,750
                                                                              ------------    ------------

                                                                              ------------    ------------
                     Total Current Assets                                          710,787         283,462
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $    710,787    $    283,462
                                                                              ============    ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                                   $  2,404,126    $  2,312,663
      Notes Payable                                                              3,518,070       2,740,570
      Debentures Payable, Net                                                       21,151          21,151
                                                                              ------------    ------------
                     Total Current Liabilities                                   5,943,347       5,074,384
                                                                              ------------    ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' DEFICIENCY
       Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares
           Authorized, 439,322 and 559,322 Shares Issued and Outstanding at
           March 31, 2006 and December 31, 2005, respectively                          295             375
      Common Stock, $.00067 Par Value, 100,000,000 Shares
           Authorized, 62,453,501 and 62,333,501 Shares Issued At
           March 31, 2006 and December 31, 2005, respectively                       41,096          41,016
      Additional Paid-In Capital                                                23,396,874      23,396,874
      Accumulated Deficit                                                      (28,670,825)    (28,229,187)
                                                                              ------------    ------------
                     Total Shareholders' Deficiency                             (5,232,560)     (4,790,922)
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                $    710,787    $    283,462
                                                                              ============    ============

                  See accompanying notes to unaudited consolidated financial statements.


                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2006 AND 2005

                                                            For the period ending March 31
                                                                 2006            2005
                                                              (unaudited)     (unaudited)
                                                              -----------    -----------
Revenue
                     Total Revenues                                    --             --
                                                              -----------    -----------

Costs and Expenses
       Selling, General and Administrative                        353,477        193,712
       Depreciation, Depletion and Amortization                        --             --
                                                              -----------    -----------
                     Total Costs and Expenses                     353,477        193,712
                                                              -----------    -----------


Loss from operations                                             (353,477)      (193,712)
                                                              -----------    -----------

Other Income and Expense
       Interest Expense                                           (88,161)       (50,317)
       Other Income                                                    --             --
                                                              -----------    -----------

                     Net Other Expense                            (88,161)       (50,317)
                                                              -----------    -----------


Loss Before Income Taxes                                         (441,638)      (244,029)

Provision for Income Taxes (Benefit)                                   --             --
                                                              -----------    -----------
Net Loss                                                         (441,638)      (244,029)
                                                              ===========    ===========


Loss Per Common Share - Basic and Diluted
      Loss per share from Continuing Operations               $     (0.01)   $     (0.01)
                                                              ===========    ===========
      Net Loss per Share, rounding                            $     (0.01)   $     (0.01)
                                                              ===========    ===========
      Weighted Average Common Share Equivalents Outstanding    62,453,501     45,786,842
                                                              ===========    ===========

         See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
               STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2006


                                           Preferred Stock                Common Stock
                                    -----------------------------------------------------------
                                       Number           Par            Number          Par         Additional      Retained
                                         of            Value             of           Value         Paid-In        Earnings
                                       Shares         $.00067          Shares        $.00067        Capital       (Deficit)
                                    ------------    ------------    ------------   ------------   ------------   ------------

BALANCE DECEMBER 31, 2005                559,322             375      62,333,501   $     41,016   $ 23,396,874   $(28,229,187)

CONVERSION OF PREFERRED TO COMMON
STOCK                                   (120,000)            (80)        120,000             80             --

NET LOSS                                                                                                             (441,638)
                                    ------------    ------------    ------------   ------------   ------------   ------------
BALANCE MARCH 31, 2006                   439,322    $        295      62,453,501   $     41,096   $ 23,396,874   $(28,670,825)
                                    ============    ============    ============   ============   ============   ============

                          See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL, INC AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDING
                             MARCH 31, 2006 AND 2005

                                                                                  Three Month Period
                                                                                    Ending March 31,
                                                                                ----------------------
                                                                                  2006         2005
                                                                               (unaudited)  (unaudited)
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $(441,638)   $(244,029)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Increase (decrease) in Prepaid Expenses                                   (63,750)          --
         Increase in Accounts Payable and Accrued Expenses                         91,463       90,610
                                                                                ---------    ---------
      Net Cash Used In Operating Activities                                      (413,925)    (153,419)
                                                                                ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                ---------    ---------
      No Cash Used In or Provided by Investing Activities                              --           --
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Funds from Loans                                                            777,500      153,900
      Payments to reduce Note Payable                                                  --           --
      Proceeds from Sale of Common Stock                                               --           --
                                                                                ---------    ---------
      Net Cash Provided By Financing Activities                                   777,500      153,900
                                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              363,575          481

CASH AND CASH EQUIVALENTS - BEGINNING                                             283,462           --
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS - ENDING                                              $ 647,037    $     481
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
   Interest                                                                     $      --    $      --
                                                                                =========    =========
  Income Taxes                                                                  $      --    $      --
                                                                                =========    =========

Conversion of Debentures and Accrued Interest to Capital                        $      --    $      --
                                                                                =========    =========

                 See accompanying notes to unaudited consolidated financial statements.

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2. Business and Organization

      Outlook

      The Company had no continuing business operations as of March 31, 2006. The Company operated as a public shell during the three month period ended March 31, 2006, and operations primarily consisted of the Company's president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the "SEC") and seeking merger and acquisition candidates or new business opportunities. See discussion of the letter of intent with IOWC Technologies, Inc. ("IOWC"), in Note 5.

      The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond, as well as to consummate the transactions with IOWC and fund the operations of the Company after the transactions are consummated. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire IOWC or another ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations.

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Cash and cash equivalents totaled $647,037 at March 31, 2006. The Company had no revenues in the three-month period ended March 31, 2006 and was forced to consume cash on hand to fund operations. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 and to consummate the transactions with IOWC. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

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

      The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $441,638 for the three-month period ended March 31, 2006, negative cash flow from operating activities of $413,925 for the three-month period ended March 31, 2006, and an accumulated deficit of $28,670,825 as of March 31, 2006. Also, as of March 31, 2006, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Note 3. Due to President - Unreimbursed business expenses

      In 2003 and 2004 the Company's President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company's expenses. A significant portion of these personal funds were obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. The outstanding loan balance was paid off entirely in January of 2006 and totals zero as of March 31, 2006.

      As of March 31, 2006, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $333,664.

Note 4. Sale of Unregistered Securities

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

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Third Offering

      Pursuant to another private offering that commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the "Third Offering Notes") due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share. The Third Offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $802,500 gross and net proceeds were raised during the three-month period ended March 31, 2006, and the balance had been raised during 2005.

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

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Other Issuances

      In March 2006, the Company issued 120,000 shares of common stock in connection with the conversion, at the request of one stockholder, of 120,000 shares of convertible preferred stock. All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

      Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes

                        NUWAY MEDICAL INC. AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5. Execution of Letter of Intent

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

Item 2. Management's Discussion and Analysis

      This Quarterly Report on Form 10-QSB of NuWay Medical, Inc. (the "Company") contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

      o business and acquisition plans, including the completion of previously-announced transactions;
      o     financing plans;
      o     general and administrative expenses;
      o     liquidity and sufficiency of existing cash; and
      o     the outcome of pending or threatened litigation.

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

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

      Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of March 31, 2006, and we undertake no duty to update this information.

Overview

      The Company had no continuing business operations as of March 31, 2006. The Company operated as a shell company during the three-month period ended March 31, 2006, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC"), engaging in initial marketing activities for the BioLargo Technology (as defined below), and planning for the consummation of certain proposed transactions, as described below.

      On July 25, 2005, the Company executed a letter of intent ("LOI") with IOWC Technologies, Inc. ("IOWC"), pursuant to which the Company will acquire certain of BioLargo's assets (the "Purchased Assets"), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of BioLargo following the closing. The Company will not assume any liabilities of BioLargo.

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

      The LOI further provides that, at the Closing, the Company and Dennis Calvert, the President and CEO of the Company, will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $15,400 for 2006, and a 10% increase in his monthly salary for each calendar year thereafter.

      It is anticipated that the present management of the Company will remain in place after the closing and that Mr. Code will become the Company's Chief Technology Officer. In connection therewith, Mr. Code will enter into an employment agreement with the Company (the "Code Employment Agreement").

      In connection with the previously described transactions and in partial implementation thereof, on December 31, 2005, the Company executed a Marketing and Licensing Agreement (the "M&L Agreement") with BioLargo. Pursuant to the M&L Agreement, the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation ("BLTI"), has the right ("Rights") to develop, market, sell and distribute products that were developed, and are in development, by BioLargo using the BioLargo Technology.

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

      The closing of the transactions is subject to various conditions, including those described hereinabove, and conditions customary for transactions of this nature. The Company currently expects to close the transactions in the fourth quarter of 2006. However, given the numerous significant conditions which must be satisfied prior to the closing of the transactions, there can be no assurance that the transactions will be consummated as presently envisioned or at all.

      The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond, including its obligations to IOWC. The Company's ability to continue as a going concern and to consummate the transactions with IOWC is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has commenced an offering of its convertible notes and warrants to provide such interim funding. See "Liquidity and Capital Resources" below.

Results of Operations

      Revenue. The Company had no revenues from continuing operations during the three-month periods ended March 31, 2006 and 2005.

      Selling, general and administrative expenses. Selling, general and administrative were $353,000 for the three-month period ended March 31, 2006, compared to $194,000 for the three-month period ended March 31, 2005. This increase is primarily attributable to the increase in consulting and legal expenses in the three-month period ended March 31, 2006 compared with the same period in 2005. The largest components of these expenses were:

      The largest components of these expenses were:

      a. Salaries and Payroll-Related Expenses: These expenses were $46,000 for the three-month period ended March 31, 2006, compared to $49,000 for the three-month period ended March 31, 2005, a decrease of $3,000.

      b. Consulting Expenses: These expenses were $152,000 for the three-month period ended March 31, 2006, compared to $41,000 for the three-month period ended March 31, 2005, an increase of $111,000. The increase in the three-month period ended March 31, 2006 is attributable to the increase in the Company's need for outside consultants during that time.

      c. Legal Expenses: These expenses were $87,000 for the three-month period ended March 31, 2006, compared to $51,000 for the three-month period ended March 31, 2005, an increase of $36,000. This increase is primarily due to the high level of legal services required during the three-month period ended March 31, 2006 with respect to the ongoing business relationship with IOWC.

      d. Independent Director Compensation: These expenses were $15,000 for the three-month period ended March 31, 2006, compared to $1,000 for the three-month period ended March 31, 2005, an increase of $14,000.

      Net Loss. Net loss for the three-month period ended March 31, 2006 was $442,000, or $(0.01) per share. Comparatively, for the three-month period ended March 31, 2005, net loss was $244,000, or $(0.01) per share.

Liquidity and Capital Resources

      General

      Cash and cash equivalents totaled $647,037 at March 31, 2006. The Company had no revenues in the three-month period ended March 31, 2006 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its expenses or its obligations under the LOI with IOWC to acquire the BioLargo Technology. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 and to consummate the transactions with IOWC.

      The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $441,638 for the three-month period ended March 31, 2006; a negative cash flow from operating activities of $413,925 for the three-month period ended March 31, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $28,670,825 as of March 31, 2006.

      As of March 31, 2006, the Company had limited liquid and capital resources although it is seeking acquisition opportunities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

      The Company has obtained the consent of all of its noteholders to extend the maturity date of those convertible notes maturing on various dates through November 2006, until after the Company has held a stockholders' meeting, currently anticipated for the fourth quarter of 2006, to approve, among other things, an increase in the authorized capital stock of the Company and thereby permit the conversion of such notes into shares of the Company's common stock.

      Pursuant to a private offering that commenced in September 2005 and terminated in February 2006, the Company offered up to $2,000,000 of its convertible notes (the "Third Offering Notes"), which are due and payable on January 31, 2007. The Third Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of $0.025 per common share, at any time prior to maturity by either the Company or the holder. Purchasers of the Third Offering Notes will receive, for no additional consideration, a stock purchase warrant (a "Third Offering Warrant") entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible, at an initial price of $0.05 per share, with an expiration of January 31, 2008. The offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $802,500 gross and net proceeds were raised during the three-month period ended March 31, 2006, and the balance had been raised during 2005. See Part II, Item 2, "Sales of Unregistered Securities".

      The Company will be required to raise additional capital during 2006 to sustain its operations and meet its liabilities as they become due for the next twelve months, as well as to consummate the transactions with IOWC and fund the operations of the Company after the transactions are consummated. While the Company is actively considering investment alternatives for the Company's longer-term financial requirements, there is no assurance that the Company will be able to raise any additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

      Significant debt obligations of the Company at March 31, 2006 included:

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

      (iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $334,000, as described below;

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

      For the three-month period ended March 31, 2006, there was $667,000 of accrued interest recorded related to these obligations.

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

      On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. Accordingly, as of March 31, 2006, the principal amount of the loan, together with approximately $183,209 in accrued but unpaid interest, had not been repaid.

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

      In October 2004, New Millennium agreed to extend the maturity of the Note indefinitely until the Company acquired assets or an operating business that would allow it to meet its obligations on the note. Accordingly, as of March 31, 2006, the principal amount of the loan, together with approximately $345,954 in accrued but unpaid interest, had not been repaid.

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

      As of March 31, 2006, the Company had repaid this entire loan. As of March 31, 2006, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $333,664.

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

Item 2. Changes in Securities

      Pursuant to a private offering that commenced in September 2005 and terminated in February 2006, during the three-month period ended March 31, 2006, the Company sold an aggregate principal amount of $802,500 of its Third Offering Notes to 44 individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share.

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

      Purchasers of the Third Offering Notes received, for no additional consideration, a Third Offering Warrant entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial price of $0.05 per share and will expire on January 31, 2008.

      In March 2006, the Company issued 120,000 shares of common stock in connection with the conversion, at the request of one stockholder, of 120,000 shares of convertible preferred stock.

      All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

      Until the Company's stockholders approve an amendment to the Company's charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all convertible noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the Company's various convertible notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares. The Company is not, at this time, in default of the convertible notes.

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

                                      NUWAY MEDICAL, INC.


Date: May 15, 2006                    By: /s/ Dennis Calvert
                                          ------------------------------------
                                          Dennis Calvert
                                          President, Chief Executive Officer
                                          and Interim Chief Financial Officer

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