Form 10QSB
period 2006-06-30
NUWAY MEDICAL INC
filed 2006-08-07
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006.
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(949) 235-8062
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0067 par
value.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2006 was 62,453,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NUWAY MEDICAL, INC.
FORM 10-QSB

PART I
Item 1. Financial Statements

NUWAY MEDICAL, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS
	June 30, 2006 (unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash and Cash Equivalents	$347,086	$283,462
Prepaid Expenses	42,500

Total Current Assets	389,586	283,462

TOTAL ASSETS	389,586	283,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	2,394,718	2,312,663
Notes Payable	3,218,070	2,740,570
Debentures Payable, Net	21,151	21,151
Total Current Liabilities	5,633,939	5,074,384

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, 439,322 and 559,322 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	295	375
Common Stock, $.00067 Par Value, 100,000,000 Shares
Authorized, 62,453,501 and 63,333,5901 Shares Issued At June 30, 2006 and December 31, 2005, respectively	41,096	41,016
Additional Paid-In Capital	23,396,874	23,396,874
Accumulated Deficit	(29,682,618)	(28,229,187)
Total Shareholders’ Equity	(5,244,353)	(4,790,922)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$389,586	$283,462

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS
ENDED JUNE 30, 2006 AND 2005

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Total Revenues	-	-	-	-

Costs and Expenses
Selling, General and Administrative	280,978	173,963	634,455	367,674
Depreciation, Depletion and Amortization
Total Costs and Expenses	280,978	173,963	634,455	367,674

Loss from operations	(280,978)	(173,963)	(634,455)	(104,823)

Other Income and Expense Interest Expense	(93,135)	(54,506)	(181,296)	(104,823)
Reduction to Note Payable and related accrued interest	362,320	-	362,320	-
Net Other Income and (Expense)	269,185	(54,506)	181,024	(472,498)

Loss Before Income Taxes	(11,793)	(228,469)	(453,431)	(472,498)
Provision for Income Taxes (Benefit)				-

Net (Loss)	(11,793)	(228,469)	(453,431)	(472,498)

Loss Per Common Share - Basic and Diluted
Net Loss per Share, rounding	(.01)	$(.01)	(.01)	$(.01)
Weighted Average Common Share Equivalents Outstanding	62,453,501	51,981,236	62,453,501	51,981,236

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2006

	Preferred Stock		Common Stock
	Number	Par	Number	Par	Additional	Retained
	of	Value	of	Value	Paid-In	Earnings
	Shares	$.00067	Shares	$.00067	Capital	(Deficit)
BALANCE DECEMBER 31, 2005	559,322	375	62,333,501	41,016	23,396,874	(28,229,187)

STOCK ISSUED FOR SERVICES			-	-	-

CONVERSION OF PREFERRED TO COMMON STOCK	(120,000)	(80)	120,000	80	-	-

SALE OF COMMON STOCK			-	-	-	-
NET LOSS						(453,431)
BALANCE JUNE 30, 2006	439,322	295	62,453,501	41,096	23,396,874	(28,682,618)

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2006 AND 2005

	Six Month Periods Ending June 30,
	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(453,431)	$(472,498)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services		-
(Decrease) in Prepaid Expenses	(42,500)	-
Increase in Accounts Payable and Accrued Expenses	82,055	167,050
Net Cash Used In Operating Activities	(413,876)	(305,448)

CASH FLOWS USED IN INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	777,500	486,470
Reduction to Note Payable	(300,000)	-
Proceeds from Sale of Common Stock		-
Net Cash Provided By Financing Activities	477,500	486,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,624	181,022

CASH AND CASH EQUIVALENTS - BEGINNING	283,462	-

CASH AND CASH EQUIVALENTS - ENDING	$347,086	$181,022

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Conversion of Debentures and Accrued Interest to Capital	$-	$-

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Accounting Policies-Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, uncollectible accounts receivable, asset depreciation and amortization, and taxes, among others.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2. Business and Organization

Outlook

The Company operated as a shell company during the six-month period ended June 30, 2006, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC"), engaging in ongoing research and development for the BioLargo Technology (as defined below), engaging in initial marketing activities for the BioLargo Technology and planning for the consummation of certain proposed transactions, as described below. See discussion of the letter of intent with IOWC Technologies, Inc. (“IOWC”), in Note 5.

The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has conducted an offering of its convertible notes and warrants to provide such interim funding and intends to seek additional capital. See "Liquidity and Capital Resources" below.

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents totaled $347,086 at June 30, 2006. The Company had no revenues in the six-month period ended June 30, 2006 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its continuing anticipated expenses or fund anticipated operating expenses after the consummation of the transactions with IOWC. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $453,431 for the six-month period ended June 30, 2006; a negative cash flow from operating activities of $413,876 for the six-month period ended June 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $28,682,618 as of June 30, 2006.

As of June 30, 2006, the Company had limited liquid and capital resources, raising a substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has approximately $1,945,712 aggregate principal amount of its promissory notes that mature at various times during 2006 and the three-month period ending March 31, 2007. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

The Company has obtained the consent of all of its noteholders to extend the maturity date of those convertible notes maturing on various dates through November 2006, until after the Company has held a stockholders’ meeting, currently anticipated for the fourth quarter of 2006, to approve, among other things, an increase in the authorized capital stock of the Company and thereby permit the conversion of such notes into shares of the Company’s common stock.

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Due to President - Unreimbursed business expenses

In 2003 and 2004 the Company’s President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company’s expenses. A significant portion of these personal funds were obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. The outstanding loan balance was paid off entirely in January of 2006 and totals zero as of June 30, 2006.

As of June 30 2006, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $333,727. Mr. Calvert has tendered to the Company a proposal to convert this unpaid accrued compensation to the Company’s common stock upon approval by the Company’s stockholders of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of its common stock.

Note 4. Sales of Unregistered Securities

First Offering

In January 2005, pursuant to a private offering that commenced in October 2004 and terminated in January 2005 (the “First Offering”), the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note (the “First Offering Note”) due and payable one year from the date of issuance. The First Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The First Offering Note can be converted, in whole or in part, into shares of the Company's Series A Preferred stock, on the basis of $.005 per share, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company's common stock. If the noteholder converts the First Offering Note into Series A Preferred Stock, on or after the note's original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the note (the "Buy Back Provision"). If the Company is unable to do so, the Company's president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

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

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 Second Offering

In January 2005, pursuant to a private offering that commenced in that month and terminated in August 2005 (the “Second Offering”), the Company received gross and net proceeds of $75,000 from two outside investors and issued its convertible promissory note (the “Second Offering Note”) due and payable one year from the date of issuance. The Second Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The Second Offering Note can be converted, in whole or in part, into shares of the Company's common stock, on the basis ranging from $.005 to $0.016 per share, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

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

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Note 5. Execution of Letter of Intent

General. On July 25, 2005, the Company executed a letter of intent ("LOI") with IOWC Technologies, Inc. (“IOWC”), pursuant to which the Company will acquire certain of IOWC's assets (the “Purchased Assets”), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of IOWC following the closing. The Company will not assume any liabilities of IOWC.

The parties also agreed that on or prior to the closing, they would enter into a definitive asset purchase agreement (the "Asset Purchase Agreement"), and other agreements, including a research and development agreement (the "R&D Agreement"), to effect the transactions (the "Transactions") on or prior to the closing.

The LOI further provides that, at the closing of the Transactions, the Company and Dennis Calvert, the President and CEO of the Company, will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $15,400 for 2006, and a 10% increase in his monthly salary for each calendar year thereafter. It is anticipated that the present management of the Company will remain in place after the Closing and that Kenneth R. Code, IOWC’s primary shareholder and the inventor of the BioLargo Technology, will become the Company's Chief Technology Officer. In connection therewith, Mr. Code will enter into an employment agreement with the Company (the "Code Employment Agreement").

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Marketing and Licensing Agreement. In connection with the previously described Transactions and in partial implementation thereof, on December 31, 2005, the Company executed a Marketing and Licensing Agreement (the “M&L Agreement”) with Mr. Code and IOWC. Pursuant to the M&L Agreement, the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation ("BLTI"), has the right ("Rights") to develop, market, sell and distribute products that were developed, and are in development, by Mr. Code and IOWC using the BioLargo Technology.

Mr. Code and IOWC also assigned to BLTI its rights and obligations under two license agreements, including with BioLargo, LLC, in which IOWC has a 20% interest, as well as its rights set forth in a LOI with another entity (collectively, the "Assigned Agreements").

The M&L Agreement provides that the Company shall receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements. As part of the M&L Agreement, IOWC has agreed to transfer its 20% interest in BioLargo, LLC to the Company. In consideration of the Rights and the Assigned Agreements, the Company has agreed to issue IOWC a total of 38% of its common stock, calculated on an after-issued basis.

The parties further agreed to enter into additional agreements in furtherance of the July 2005 LOI between the Company and IOWC, including (i) the Asset Purchase Agreement, pursuant to which the Company will acquire the two U.S. patents held by IOWC; (ii) the R&D Agreement; and (iii) the Code Employment Agreement.

In consideration of the Asset Purchase Agreement, the Company has agreed to issue IOWC an additional one percent of its common stock, calculated on an after-issued basis. In consideration of the R&D Agreement and Code Employment Agreement, the Company has agreed to issue to Code individually 17.6% of its common stock, calculated on an after-issued basis. As a result of the foregoing transactions, the Company will issue a total of 56.6% of its common stock to Mr. Code and IOWC, calculated on an after-issued basis as of the total number of shares of the Company’s common stock outstanding as of January 1, 2006. The parties further agreed that to the extent that the Company issues additional equity in connection with one or more financing transactions after January 1, 2006, then the percentage of equity to be issued to Mr. Code and IOWC would be diluted pro rata.

The Code Employment Agreement is anticipated to provide that Mr. Code will be appointed Chief Technology Officer of BLTI, and receive a monthly salary of $15,400.

Consulting Agreement. For a variety of reasons, the Company believed it to be in its best interests to enter into a consulting agreement with Mr. Code pending the required approval by the Company’s stockholders (described below) of the Transactions. Accordingly, on June 20, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Code. Pursuant to the Consulting Agreement, the Company has engaged the services of Mr. Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the Company’s business.

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

During the term of the Consulting Agreement, Mr. Code shall be paid $15,400 per month, prorated for partial months, and shall be entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

 The Consulting Agreement contains provisions requiring Mr. Code to devote substantially all of his business time to the Company; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement.

The Consulting Agreement also provides that the Company shall retain the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. Mr. Code has also agreed to protect, maintain and keep confidential any proprietary or confidential information of the Company and executed a non-disclosure and confidentiality agreement dated as of June 20, 2006 in connection therewith.

 The Consulting Agreement terminates on January 1, 2007, unless terminated earlier as provided therein. The Company and Mr. Code anticipate that the Consulting Agreement will be replaced with the Code Employment Agreement.

Stockholder Approval. The foregoing transactions are subject to approval by IOWC's board of directors and stockholders, and the Company's board of directors. The following matters, either required by the various terms of, or necessary to implement, the Transactions, are also subject to approval by the Company's stockholders:

•	an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

•	the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

•	a reverse split of the Company's common stock; and

•	the election of Mr. Code to the Company's board of directors.

In the event that the Company's stockholders do not approve the issuance of stock, the M&L Agreement shall terminate, and all rights granted to the Company thereunder shall revert to Mr. Code and IOWC.

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company anticipates that it will seek stockholder approval of these matters, and certain other matters, at a meeting of stockholders to be held during the fourth quarter of 2006.

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

Note 6. Extension of Augustine Loan

On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. Augustine Fund has agreed to further extend the maturity of the Augustine Loan to May 2007. Formal documentation of this amendment has not yet been executed.

Note 7. Revisions to New Millennium Note

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

Item 2. Management’s Discussion and Analysis

This Quarterly Report on Form 10-QSB of NuWay Medical, Inc. (the "Company") contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

•	business and acquisition plans, including the completion of previously-announced transactions;
•	financing plans;
•	general and administrative expenses;
•	liquidity and sufficiency of existing cash; and
•	the outcome of pending or threatened litigation.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of June 30, 2006, and we undertake no duty to update this information.

Plan of Operations

Overview

The Company operated as a shell company during the six-month period ended June 30, 2006, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC"), engaging in ongoing research and development for the BioLargo Technology (as defined below), engaging in initial marketing activities for the BioLargo Technology and planning for the consummation of certain proposed transactions, as described below.

The BioLargo Transactions

General. On July 25, 2005, the Company executed a letter of intent ("LOI") with IOWC Technologies, Inc. (“IOWC”), pursuant to which the Company will acquire certain of IOWC's assets (the “Purchased Assets”), consisting of certain intellectual property, including two United States patents (collectively, the "BioLargo Technology"), and two license and/or distributor agreements pursuant to which IOWC has licensed the BioLargo Technology for use in products designed for distribution in the food, medical and biohazardous material transportation industries. All assets not constituting the Purchased Assets will remain the property of IOWC following the closing. The Company will not assume any liabilities of IOWC.

The parties also agreed that on or prior to the closing, they would enter into a definitive asset purchase agreement (the "Asset Purchase Agreement"), and other agreements, including a research and development agreement (the "R&D Agreement"), to effect the transactions (the "Transactions") on or prior to the closing.

The LOI further provides that, at the closing of the Transactions, the Company and Dennis Calvert, the President and CEO of the Company, will enter into an employment agreement for a term of five years, providing Mr. Calvert with a monthly salary of $15,400 for 2006, and a 10% increase in his monthly salary for each calendar year thereafter. It is anticipated that the present management of the Company will remain in place after the Closing and that Kenneth R. Code, IOWC’s primary shareholder and the inventor of the BioLargo Technology, will become the Company's Chief Technology Officer. In connection therewith, Mr. Code will enter into an employment agreement with the Company (the "Code Employment Agreement").

Marketing and Licensing Agreement. In connection with the previously described Transactions and in partial implementation thereof, on December 31, 2005, the Company executed a Marketing and Licensing Agreement (the “M&L Agreement”) with Mr. Code and IOWC. Pursuant to the M&L Agreement, the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation ("BLTI"), has the right ("Rights") to develop, market, sell and distribute products that were developed, and are in development, by Mr. Code and IOWC using the BioLargo Technology.

Mr. Code and IOWC also assigned to BLTI its rights and obligations under two license agreements, including with BioLargo, LLC, in which IOWC has a 20% interest, as well as its rights set forth in a LOI with another entity (collectively, the "Assigned Agreements").

The M&L Agreement provides that the Company shall receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements. As part of the M&L Agreement, IOWC has agreed to transfer its 20% interest in BioLargo, LLC to the Company. In consideration of the Rights and the Assigned Agreements, the Company has agreed to issue IOWC a total of 38% of its common stock, calculated on an after-issued basis.

The parties further agreed to enter into additional agreements in furtherance of the July 2005 LOI between the Company and IOWC, including (i) the Asset Purchase Agreement, pursuant to which the Company will acquire the two U.S. patents held by IOWC; (ii) the R&D Agreement; and (iii) the Code Employment Agreement.

In consideration of the Asset Purchase Agreement, the Company has agreed to issue IOWC an additional one percent of its common stock, calculated on an after-issued basis. In consideration of the R&D Agreement and Code Employment Agreement, the Company has agreed to issue to Code individually 17.6% of its common stock, calculated on an after-issued basis. As a result of the foregoing transactions, the Company will issue a total of 56.6% of its common stock to Mr. Code and IOWC, calculated on an after-issued basis as of the total number of shares of the Company’s common stock outstanding as of January 1, 2006. The parties further agreed that to the extent that the Company issues additional equity in connection with one or more financing transactions after January 1, 2006, then the percentage of equity to be issued to Mr. Code and IOWC would be diluted pro rata.

The Code Employment Agreement is anticipated to provide that Mr. Code will be appointed Chief Technology Officer of BLTI, and receive a monthly salary of $15,400.

Consulting Agreement. For a variety of reasons, the Company believed it to be in its best interests to enter into a consulting agreement with Mr. Code pending the required approval by the Company’s stockholders (described below) of the Transactions. Accordingly, on June 20, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Code. Pursuant to the Consulting Agreement, the Company has engaged the services of Mr. Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the Company’s business.

During the term of the Consulting Agreement, Mr. Code shall be paid $15,400 per month, prorated for partial months, and shall be entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

 The Consulting Agreement contains provisions requiring Mr. Code to devote substantially all of his business time to the Company; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement.

The Consulting Agreement also provides that the Company shall retain the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. Mr. Code has also agreed to protect, maintain and keep confidential any proprietary or confidential information of the Company and executed a non-disclosure and confidentiality agreement dated as of June 20, 2006 in connection therewith.

 The Consulting Agreement terminates on January 1, 2007, unless terminated earlier as provided therein. The Company and Mr. Code anticipate that the Consulting Agreement will be replaced with the Code Employment Agreement.

Stockholder Approval. The foregoing transactions are subject to approval by IOWC's board of directors and stockholders, and the Company's board of directors. The following matters, either required by the various terms of, or necessary to implement, the Transactions, are also subject to approval by the Company's stockholders:

•	an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

•	the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

•	a reverse split of the Company's common stock; and

•	the election of Mr. Code to the Company's board of directors.

In the event that the Company's stockholders do not approve the issuance of stock, the M&L Agreement shall terminate, and all rights granted to the Company thereunder shall revert to Mr. Code and IOWC.

The Company anticipates that it will seek stockholder approval of these matters, and certain other matters, at a meeting of stockholders to be held during the fourth quarter of 2006.

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

Other

The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has conducted an offering of its convertible notes and warrants to provide such interim funding and intends to seek additional capital. See "Liquidity and Capital Resources" below.

Results of Operations

The Company had no revenues from continuing operations during the three- and six-month periods ended June 30, 2006 and 2005.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $281,000 and $634,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $174,000 and $368,000 for the three- and six-month periods ended June 30, 2005, respectively. This increase is primarily attributable to the increase in consulting expenses compared with the same period in 2005. The largest components of these expenses were:

a.  Salaries and Payroll-Related Expenses: These expenses were $46,000 and $92,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $82,000 and $131,000 for the three- and six-month periods ended June 30, 2005, respectively, a decrease of $36,000 and $39,000, respectively. The decrease in the three- and six- month period ended June 30, 2006 is primarily attributable to an expense recorded by the Company in the prior year for the issuance of shares of the Company’s common stock to an officer of the Company in lieu of cash compensation.

b.  Consulting Expenses: These expenses were $150,000 and $302,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $47,000 and $88,000 for the three- and six-month periods ended June 30, 2005, respectively, an increase of $103,000 and $214,000 respectively. The increase in the three- and six-month period ended June 30, 2006 is attributable to the increase in the Company’s need for outside consultants during that time, including its consulting agreement with Mr. Code.

c.  Legal Expenses: These expenses were $31,000 and $118,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $21,000 and $72,000 for the three- and six-month periods ended June 30, 2005, respectively, an increase of $10,000 and $46,000, respectively. The increases are primarily due to the high level of legal services required during the six-month period ended June 30, 2006 with respect to IOWC and other legal services.

Net Loss

Net loss for the three- and six-month periods ended June 30, 2006 was $12,000 and $453,000, respectively, or $(0.01) and $(0.01) per share. Comparatively, for the three- and six-month periods ended June 30, 2005, net loss was $244,000, and $472,000, respectively, or $(0.01) and $(0.01) per share.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $347,086 at June 30, 2006. The Company had no revenues in the six-month period ended June 30, 2006 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its continuing anticipated expenses or fund anticipated operating expenses after the consummation of the Transactions with IOWC. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $453,431 for the six-month period ended June 30, 2006; a negative cash flow from operating activities of $413,876 for the six-month period ended June 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $28,682,618 as of June 30, 2006.

As of June 30, 2006, the Company had limited liquid and capital resources, raising a substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has approximately $1,945,712 aggregate principal amount of its promissory notes that mature at various times during 2006 and the three-month period ending March 31, 2007. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

The Company has obtained the consent of all of its noteholders to extend the maturity date of those convertible notes maturing on various dates through November 2006, until after the Company has held a stockholders’ meeting, currently anticipated for the fourth quarter of 2006, to approve, among other things, an increase in the authorized capital stock of the Company and thereby permit the conversion of such notes into shares of the Company’s common stock.

Pursuant to a private offering that commenced in September 2005 and terminated in February 2006, the Company offered up to $2,000,000 of its convertible notes (the “Third Offering Notes”), which are due and payable on January 31, 2007. The Third Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of $0.025 per common share, at any time prior to maturity by either the Company or the holder. Purchasers of the Third Offering Notes will receive, for no additional consideration, a stock purchase warrant (a "Third Offering Warrant") entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible, at an initial price of $0.05 per share, with an expiration of January 31, 2008. The offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $802,500 gross and net proceeds were raised during the three-month period ended March 31, 2006, and the balance had been raised during 2005. See Part II, Item 2, "Sales of Unregistered Securities".

The Company will be required to raise additional capital during 2006 to sustain its operations and meet its liabilities as they become due for the next twelve months, as well as to fund the operations of the Company after the Transactions are consummated. While the Company is actively considering alternatives for the Company's longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity, there is no assurance that the Company will be able to raise any additional capital. It is unlikely that the Company will be able to qualify for bank debt until such time as the Company is able to demonstrate the financial strength to provide confidence for a lender.

Significant debt obligations of the Company at June 30, 2006 included:

(i) $420,000 due to Augustine II, LLC (the "Augustine Fund"), together with accrued but unpaid interest, described in more detail below;

(ii) a $900,000 note payable which was purchased in March 2003 by New Millennium Capital Partners, LLC ("New Millennium"), an entity owned and controlled by the Company's president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest, described in more detail below;

(iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $334,000, as described below;

(iv) convertible promissory notes to various investors in the aggregate principal amount of $816,000, plus accrued interest;

(v) approximately $21,000 outstanding remaining on a settlement agreement with former convertible debenture holders;

(vi) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000; and

(vii) convertible promissory notes issued to various investors in the offering that terminated in February 2006 in the aggregate principle amount of $1,102,000.

As of June 30, 2006, there was $698,029 of accrued interest recorded related to these obligations.

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

On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years. Augustine Fund has agreed to further extend the maturity of the Augustine Loan to May 2007. Formal documentation of this amendment has not yet been executed.

Accordingly, as of June 30, 2006, the principal amount of the loan, together with approximately $202,988 in accrued but unpaid interest, had not been repaid.

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

As of June 30, 2006, the Company had repaid this entire loan. As of June 30, 2006, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $333,727. Mr. Calvert has tendered to the Company a proposal to convert this unpaid accrued compensation to the Company’s common stock upon approval by the Company’s stockholders of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of its common stock.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Legal Fees in the matter have been paid by Augustine, pursuant to the Legal Defense Agreement between Augustine and the Company. In January 2006, Augustine and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party. Legal Fees incurred by Augustine are estimated to be approximately $81,000 as of February 2006, but will likely increase. On June 14, 2006, the arbitrator increased the arbitration award from $120,000 to $175,000 at the Company’s request to account for its attorneys fees. The Company intends to confirm the arbitration award with the Superior Court and seek a judgment against Mr. Sanders and his company Devenshire, and can make no assurances it will be able to collect on any such judgment.

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

NUWAY MEDICAL, INC.
Date: August 4, 2006	By:	/s/ Dennis Calvert
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