Form 10QSB/A
period 2006-06-30
NUWAY MEDICAL INC
filed 2006-11-17
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2006 was 62,478,245 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NUWAY MEDICAL, INC.
FORM 10-QSB
INDEX

PART I
Item 1	Financial Statements	4
Item 2	Management's Discussion and Analysis	17
Item 3	Controls and Procedures	27

PART II
Item 1	Legal Proceedings	28
Item 6	Exhibits	30
	Signatures	31

Exhibit Index		32
Exhibit 31.1
Exhibit 31.2
Exhibit 32

GENERAL NOTE

THIS AMENDMENT NO.1 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006, OF NUWAY MEDICAL, INC. (THE "COMPANY") IS BEING FILED PRIMARILY FOR THE FOLLOWING PURPOSES:

1. RECLASSIFYING CERTAIN EXPENSES IN THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2006, THAT HAD PREVIOUSLY BEEN ALLOCATED TO SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. TOTAL COSTS AND EXPENSES, TO RESEARCH AND DEVELOPMENT EXPENSES REMAIN UNCHANGED AS A RESULT OF THIS RECLASSIFICATION.

2. CORRECTING AN ERROR WHICH INADVERTENTLY OVERSTATED THE AMOUNT BY WHICH THE OUTSTANDING PRINCIPAL AMOUNT OF A NOTE PAYABLE HAD BEEN REDUCED IN THE PERIOD.

See accompanying notes to unaudited consolidated financial statements.

PART I
Item 1. Financial Statements

NUWAY MEDICAL, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS
	June 30, 2006 (unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash and Cash Equivalents	$347,086	$283,462
Prepaid Expenses	42,500	—

Total Current Assets	389,586	283,462

TOTAL ASSETS	389,586	283,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	2,394,718	2,312,663
Notes Payable	3,298,070	2,740,570
Debentures Payable, Net	21,151	21,151
Total Current Liabilities	5,713,939	5,074,384

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, 399,322 and 559,322 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	268	375
Common Stock, $.00067 Par Value, 100,000,000 Shares Authorized, 62,478,245 and 63,333,501 Shares Issued At June 30, 2006 and December 31, 2005, respectively	41,860	41,016
Additional Paid-In Capital	23,396,137	23,396,874
Accumulated Deficit	(28,762,618)	(28,229,187)
Total Shareholders’ Equity	(5,324,353)	(4,790,922)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$389,586	$283,462

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS
ENDED JUNE 30, 2006 AND 2005

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Total Revenues	-	-	-	-

Costs and Expenses
Research and Development	73,529	-	84,298	-
Selling, General and Administrative	207,449	173,963	550,157	367,674
Depreciation, Depletion and Amortization
Total Costs and Expenses	280,978	173,963	634,455	367,674

Loss from operations	(280,978)	(173,963)	(634,455)	(104,823)

Other Income and Expense Interest Expense	(93,135)	(54,506)	(181,296)	(104,823)
Reduction to Note Payable and related accrued interest	282,320		282,320
Net Other Income and (Expense)	189,185	(54,506)	101,024	(472,498)

Loss Before Income Taxes	(91,793)	(228,469)	(533,431)	(472,498)
Provision for Income Taxes (Benefit)				-

Net (Loss)	(91,793)	(228,469)	(533,431)	(472,498)

Loss Per Common Share - Basic and Diluted
Net Loss per Share, rounding	(.01)	$(.01)	(.01)	$(.01)
Weighted Average Common Share Equivalents Outstanding	62,478,245	51,981,236	62,418,248	51,981,236

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2006

	Preferred Stock		Common Stock
	Number	Par	Number	Par	Additional	Retained
	of	Value	of	Value	Paid-In	Earnings
	Shares	$.00067	Shares	$.00067	Capital	(Deficit)
BALANCE DECEMBER 31, 2005	559,322	375	62,333,501	41,016	23,396,874	(28,229,187)

REISSUANCE OF SHARES INCORRECTLY CANCELLED			24,744	17	(17)

ADJUSTMENT TO COMMON STOCK PAR VALUE				707	(707)

CONVERSION OF PREFERRED TO COMMON STOCK	(120,000)	(80)	120,000	80	-	-

CORRECTION TO PREFERRED STOCK	(40,000)	(27)	-	-	-	-

NET LOSS						(533,431)

BALANCE JUNE 30, 2006	399,322	268	62,478,245	41,860	23,396,137	(28,762,618)

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2006 AND 2005
	Six Month Periods Ending June 30,
	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(533,431)	$(472,498)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services	-	-
(Decrease) in Prepaid Expenses	(42,500)	-
Increase in Accounts Payable and Accrued Expenses	82,055	167,050
Net Cash Used In Operating Activities	(493,876)	(305,448)

CASH FLOWS USED IN INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	777,500	486,470
Reduction to Note Payable	(220,000)	-
Proceeds from Sale of Common Stock		-
Net Cash Provided By Financing Activities	557,500	486,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,624	181,022

CASH AND CASH EQUIVALENTS - BEGINNING	283,462	-

CASH AND CASH EQUIVALENTS - ENDING	$347,086	$181,022

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Conversion of Debentures and Accrued Interest to Capital	$-	$-

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

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $533,431 for the six-month period ended June 30, 2006; a negative cash flow from operating activities of $493,876 for the six-month period ended June 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $28,762,618 as of June 30, 2006.

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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

Note 8.    Stockholders' Equity

The amounts related to common stock as of December 31, 2005 were changed because the Company did not convert 120,000 shares of preferred stock until March 2006. It had erroneously been reflected as converted during 2005. The management of the Company believes it had an immaterial impact on the previously reported financial statements.

During 2006, the Company was contacted by an entity entitled to 24,744 shares of stock pursuant to a transaction with the Company in 2002. The share certificate had been issued in 2002, but the Company was unable to deliver the certificate because the stockholder's contact information was incorrect. Subsequently, the Company cancelled the shares. Therefore, in 2006, the Company reissued the share certificate and delivered it to the stockholder.

During 2006, a review of outstanding preferred stock indicated that an overstatement of preferred shares had been made since 2003, and therefore an adjustment to the number of preferred stock outstanding was necessary. A further adjustment was made to the amount of par value of common stock to reflect par value based on the aggregate shares outstanding.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Research and Development

Research and development expenses were $74,000 and $84,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $0 and $0 for the three- and six-month periods ended June 30, 2005, respectively, an increase of $74,000 and $84,000, respectively. These increases are attributable to the research and development related to the BioLargo Technology, specifically regarding the testing of the efficacy of the BioLargo Technology in certain applications, and the development of production methods for use of the BioLargo Technology in certain applications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $207,000 and $550,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $174,000 and $368,000 for the three- and six-month periods ended June 30, 2005, respectively. This increase is primarily attributable to the increase in consulting expenses compared with the same period in 2005. The largest components of these expenses were:

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

b.  Consulting Expenses: These expenses were $76,000 and $218,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to $47,000 and $88,000 for the three- and six-month periods ended June 30, 2005, respectively, an increase of $29,000 and $130,000 respectively. The increase in the three- and six-month period ended June 30, 2006 is attributable to the increase in the Company’s need for outside consultants during that time, including its consulting agreement with Mr. Code.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $533,431 for the six-month period ended June 30, 2006; a negative cash flow from operating activities of $493,876 for the six-month period ended June 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $28,762,618 as of June 30, 2006.

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

NUWAY MEDICAL, INC.

Date: November 17, 2006	By:	/s/ Dennis Calvert
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