Form 10QSB
period 2006-09-30
NUWAY MEDICAL INC
filed 2006-11-17
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2006.
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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2006 was 77,994,158 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NUWAY MEDICAL, INC.
FORM 10-QSB
INDEX

PART I
Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis	24
Item 3	Controls and Procedures	42

PART II
Item 1	Legal Proceedings	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5	Other Information	44
Item 6	Exhibits	45
	Signatures	46

Exhibit Index
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
Item 1. Financial Statements

NUWAY MEDICAL, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	September 30, 2006 (unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash and Cash Equivalents	98,497	$283,462
Prepaid Expenses	21,250	-

Total Current Assets	119,747	283,462

TOTAL ASSETS	119,747	283,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	2,544,629	2,312,663
Notes Payable	3,298,070	2,740,570
Debentures Payable, Net	21,151	21,151
Total Current Liabilities	5,863,850	5,074,384

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, 399,322 and 559,322 Shares Issued and
Outstanding at September 30, 2006 and December 31, 2005, respectively	268	375
Common Stock, $.00067 Par Value, 100,000,000 Shares
Authorized, 77,994,158 and 63,333,501 Shares Issued At September 30, 2006 and December 31, 2005, respectively	52,256	41,056
Additional Paid-In Capital	23,618,480	23,396,834
Accumulated Deficit	(29,415,107)	(28,229,187)
Total Shareholders’ Equity	(5,744,103)	(4,790,922)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	119,747	$283,462

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS
ENDED SEPTEMBER 30, 2006 AND 2005

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Total Revenues	-	-	-	-

Costs and Expenses
Research and Development	24,000	-	108,298	-
Selling, General and Administrative	527,311	348,725	1,077,468	716,401
Depreciation, Depletion and Amortization	-	-	-	-
Total Costs and Expenses	551,311	348,725	1,185,766	716,401

Loss from operations	(551,311)	(348,725)	(1,185,766)	(716,401)

Other Income and Expense Interest Expense	(101,178)	(66,521)	(282,474)	(171,344)
Reduction to Note Payable and related accrued interest	-	-	282,320	-
Net Other Income and (Expense)	(101,178)	(66,521)	(154)	(171,344)

Loss Before Income Taxes	(652,489)	(415,246)	(1,185,920)	(887,745)
Provision for Income Taxes (Benefit)		-	-	-

Net (Loss)	(652,489)	$(415,246)	(1,185,920)	$(887,745)

Loss Per Common Share - Basic and Diluted
Net Loss per Share, rounding	(.01)	$(.01)	(.02)	$(.01)
Weighted Average Common Share Equivalents Outstanding	70,910,806	59,209,062	65,290,866	54,416,987

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2006

	Preferred Stock		Common Stock
	Number	Par	Number	Par	Additional	Retained
	of	Value	of	Value	Paid-In	Earnings
	Shares	$.00067	Shares	$.00067	Capital	(Deficit)
BALANCE DECEMBER 31, 2005	559,322	375	62,333,501	41,056	$23,396,834	(28,229,187)

REISSUANCE OF SHARES INCORRECTLY
PREVIOUSLY CANCELLED			24,744	17	(17)

ADJUSTMENT TO COMMON STOCK PAR VALUE				707	(707)

CONVERSION OF PREFERRED TO COMMON STOCK	(120,000)	(80)	120,000	80	-	-

CORRECTION TO PREFERRED STOCK	(40,000)	(27)			22

STOCK ISSUED FOR SERVICES			15,515,913	10,396	222,343	-

NET LOSS						(1,185,920)

BALANCE SEPTEMBER 30, 2006	399,322	268	77,994,158	52,256	$23,618,480	(29,415,107)

See accompanying notes to unaudited consolidated financial statements.

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2006 AND 2005

	Nine Month Periods Ending September 30,
	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,185,920)	(887,745)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services	232,739	103,900
(Decrease) in Prepaid Expenses	(21,250)
Increase in Accounts Payable and Accrued Expenses	231,966	169,872
Net Cash Used In Operating Activities	(742,465)	(613,973)

CASH FLOWS USED IN INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	557,500	758,970
Reduction to Note Payable		-
Proceeds from Sale of Common Stock		-
Net Cash Provided By Financing Activities	557,500	758,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(184,965)	144,997

CASH AND CASH EQUIVALENTS - BEGINNING	283,462	-

CASH AND CASH EQUIVALENTS - ENDING	98,497	144,997

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the NuWay Medical, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2.    Business and Organization

Outlook

The Company operated as a shell company during the nine-month period ended September 30, 2006, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC"), engaging in ongoing research and development for the BioLargo Technology (as defined below), engaging in initial marketing activities for the BioLargo Technology and planning for the consummation of certain proposed transactions (the “Transactions”), as described below. See discussion of the Transactions with IOWC Technologies, Inc. (“IOWC”), below.

The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the year ending December 31, 2006 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC’s assets, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has conducted private offerings of its convertible notes and warrants to provide such interim funding and intends to seek additional capital. See Note 4, Sales of Unregistered Securities.

Cash and cash equivalents totaled $98,497 at September 30, 2006. The Company had no revenues in the nine-month period ended September 30, 2006 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its continuing anticipated expenses or fund anticipated operating expenses after the consummation of the transactions with IOWC. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 and beyond.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $1,185,920 for the nine-month period ended September 30, 2006; a negative cash flow from operating activities of $742,465 for the nine-month period ended September 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $29,415,107 as of September 30, 2006.

As of September 30, 2006, the Company had limited liquid and capital resources, raising a substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has $2,398,070 aggregate principal amount of its promissory notes that mature at various times during 2006 and the nine-month period ending September 30, 2007. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

The Company has obtained the consent of all of its noteholders to extend the maturity date of those convertible notes until after the Company has held a stockholders’ meeting, currently scheduled for the fourth quarter of 2006, to approve, among other things, an increase in the authorized capital stock of the Company and a reverse split of the Company’s common stock, and thereby permit the conversion of such notes into shares of the Company’s common stock.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

BioLargo Technology and BioLargo Products

IOWC Technologies, Inc., a federally registered Canadian corporation (“IOWC”) and Kenneth R. Code (“Code”) have developed and own the BioLargo Technology, consisting of certain intellectual property (including two U.S. Patents (Patent Numbers 6146725 and 6328929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. Three additional patent applications have recently been filed with the United States Patent and Trademark Office relating to the BioLargo Technology, listing Code as inventor and BLTI as assignee, pursuant to the R & D Agreement (defined below).

If the Transactions with the IOWC are completed, the Company intends to commercially utilize the BioLargo Technology to develop certain products for use in various industries. For the purposes of this Report, the term “BioLargo Products” means any product designed, manufactured, conceived or contemplated, either at the present time, or in the future, based on the BioLargo Technology or any derivation thereof.

 It is expected that the BioLargo Technology will enable the Company to offer a portable product that comparably addresses four precautions -- containment, isolation, neutralization and disposal -- against disease transmission as established by the Center for Disease Control. The BioLargo Technology has been reviewed and validated in several third party studies. The Company believes that the BioLargo Technology and derivative products may be applied in approximately 30 products in several vertical markets.

The Company believes that the primary initial markets for its products are likely to be:

•	Packaging for Blood and Bio-hazardous Material Transport

•	Medical Products

•	Meat and Poultry Packing

•	Disaster Relief Efforts, Soil and Sand Remediation, and Water Treatment

The Company plans to pursue its primary revenues from licensing the BioLargo Technology. It has multiple products available for immediate distribution, namely absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials. The Company is actively developing additional products for distribution by working with manufacturers, other technology developers and potential customers.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Letter of Intent

In July 2005, the Company entered into a letter of intent (“LOI”) with IOWC. The LOI set out the terms for the acquisition of certain assets of IOWC consisting of certain intellectual property, including two United States patent and two license and/or distributor agreements pursuant to which IOWC had licensed certain of its technologies for use in products designed for distribution in the food, medical and biohazardous material transportation industries. In connection with the transactions contemplated by the LOI, the Company agreed to issue up to 51% of its common stock to IOWC. The LOI provided that the transactions contemplated by the LOI would be completed pursuant to the terms of an asset purchase agreement as well as a research and development agreement. In addition, the LOI required certain stockholders approvals as a condition to the closing of the transactions contemplated by the LOI including approval of the issuance of the shares of the Company’s common stock to IOWC, a reverse stock split and an increase in the authorized capital stock of the Company.

 As the parties worked toward preparing the documentation called for by LOI and as the Company began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allow the Company to call a meeting of its stockholders for the purpose of approving the issuance of its shares.

Marketing and Licensing Agreement

In furtherance of the proposed transactions with IOWC, on December 31, 2005, the Company entered into a Marketing and Licensing Agreement (“M&L Agreement”) with IOWC and Code (collectively “BioLargo”).

Pursuant to the M&L Agreement the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation (“BLTI”), acquired certain rights from BioLargo to develop, market, sell and distribute products that were developed, and are in development, by BioLargo relating to the BioLargo Technology and BioLargo Products.

Licenses Granted to BLTI

Pursuant to the terms of the M&L Agreement, IOWC granted to BLTI a license, with respect to the BioLargo Technology and the BioLargo Products, to further develop the technology, to further develop existing and new products based on that technology, and to produce, market, sell and distribute any such products, through its own means, or by contract or assignment to third parties or otherwise, including without limitation:

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

•
Technology Development Rights. Exclusive worldwide right to expand and improve upon the existing BioLargo Technology, to conduct research and development activities based on the BioLargo Technology, and to contract with third parties for such research and development activities; and any improvements on the BioLargo Technology, or any new technology resulting such efforts of BLTI, shall be owned solely by BLTI.

•
Product Development Rights. Exclusive worldwide right to expand and improve upon the existing BioLargo Products, to conduct research and development activities to create new products for market, and to contract with third parties for such research and development activities. Any new products created by BLTI resulting from these efforts shall be owned solely by BLTI.

•	Marketing Rights. Exclusive right to market, advertise, and promote the BioLargo Technology and the BioLargo Products in any market and in any manner it deems commercially reasonable.

•	Manufacturing Rights. A transferable, worldwide exclusive right to manufacture, or have manufactured, BioLargo Products.

•	Selling Rights. A transferable, worldwide exclusive right to sell BioLargo Technologies and BioLargo Products.

•	Distribution Rights. A transferable, worldwide exclusive right to inventory and distribute BioLargo Products.

•	Licensing Rights. A transferable, worldwide exclusive right to license BioLargo Technologies and BioLargo Products to third parties.

Assigned Agreements

Pursuant to the terms of the M&L Agreement, BioLargo also assigned to BLTI its rights and obligations with respect to the following Agreements (collectively, the “Assigned Agreements”):

•	Agreement dated October 15, 2004 by and between Kenneth R. Code, IOWC, BioLargo Technologies, Inc., or IOWC’s assigns and Craig Sundheimer and Lloyd M. Jarvis.

•	Agreement dated January 15, 2005 by and between Kenneth R. Code, IOWC and Food Industry Technologies, Inc.

•	Letter of Intent dated November 15, 2004 by and between Kenneth R. Code and IOWC and GTS Research, Inc.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the terms of the M&L Agreement the Company is to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer its 20% interest in BioLargo, LLC to BLTI. In October 2006, the Company terminated the license agreement with BioLargo, LLC, for cause. Subsequently, the Company and IOWC agreed that the 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but BLTI would have the option to acquire such 20% interest for $1 at any time until December 31, 2013 (the “Option Agreement”).

Consulting Agreement

On June 20, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Code. Pursuant to the Consulting Agreement, the Company has engaged the services of Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the Company’s business.

The Consulting Agreement contains provisions requiring Code to devote substantially all of his business time to the Company; prohibiting Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including its wholly-owned subsidiary BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement. The Consulting Agreement also provides that the Company shall retain the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement terminates on January 1, 2007, unless terminated earlier as provided therein. During the term of the Consulting Agreement, Code shall be paid $15,400 per month, prorated for partial months, and shall be entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

It is anticipated that the Consulting Agreement will be replaced with an employment agreement between the Company and Mr. Code, pursuant to which Mr. Code will be employed as BLTI’s Chief Technology Officer. See “Other Agreements - Code Employment Agreement” below.

Research and Development Agreement

On August 11, 2006, the Company and BLTI entered into a Research and Development Agreement, which agreement amended was amended on August 14, 2006 (collectively, the “R&D Agreement”), with IOWC and Code. Pursuant to the R&D Agreement, IOWC and Code will provide its research and development services and expertise in the field of disposable absorbent products to the Company and BLTI.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The R&D Agreement provides that the Company and BLTI will own, and the Company and BLTI will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of BLTI’s business.

The R&D Agreement terminates on December 31, 2006, unless terminated earlier as provided therein. During the term of the R&D Agreement, but only after mutually acceptable research facilities are established for the performance of IOWC’s services (as of this date, no acceptable research facilities have been established), IOWC shall be paid (i) a fee of $5,500 per month for each month during which no services are being performed pursuant to the R&D Agreement to offset for laboratory and/or office and IOWC employee expenses and (ii) such additional amounts as the parties may agree in connection with specific research projects conducted pursuant to the R&D Agreement.

As further consideration to Code to enter into the R&D Agreement, on August 14, 2006 the Company issued to Code 15,515,913 shares of its Common Stock (the “Code Stock”), or approximately 19.9% of the Company’s issued and outstanding common stock immediately following the issuance of the Code Stock.

IOWC and Code have agreed to protect, maintain and keep confidential any proprietary or confidential information of the Company and BLTI and have executed a non-disclosure and confidentiality agreement in favor of the Company.

Other Agreements

The M&L Agreement also provides that the parties will enter into certain additional agreements in furtherance of the LOI, including (i) an asset purchase agreement (“Asset Purchase Agreement”) whereby the Company will acquire the two U.S. patents held by IOWC and certain other assets of IOWC; and (ii) an employment agreement with Code (the “Code Employment Agreement”).

The following are summaries only of the likely provisions of the Asset Purchase Agreement to be entered into by the Company, BLTI, IOWC and Code, and the Code Employment Agreement to be entered into between BLTI and Code. The Company has approved the consummation of the transaction on the terms and subject to the conditions so summarized, but the other parties to the agreements have not, as of the date of this Report, and other than the number of shares to be issued to IOWC, approved these terms and conditions in their entirety. Thus these summaries are neither complete nor necessarily a summary of the final terms between and among the parties with respect to the subject matter thereof, which may be still subject to negotiation.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Asset Purchase Agreement

 Sale of Assets. Pursuant to the terms of the Asset Purchase Agreement, Code and IOWC will sell, transfer and assign all of their rights, title and interests to two US patents and related intellectual property, as well as the records related to the patents and intellectual property.

In addition to the Code Stock issued in August 2006 and as further and full payment for IOWC’s obligations set forth in the M&L Agreement, pursuant to the Asset Purchase Agreement, the Company will deliver to IOWC the following common stock (collectively, the “IOWC Stock”) upon the approval of the issuance of the IOWC Stock by the Company’s stockholders, which amounts shall be based upon the total outstanding common stock after the issuances of this stock consideration, as well as the conversion into common stock of the Company’s existing debt:

•
Licensing Rights. As full payment for the license granted to BLTI, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC 411,558,557 shares of the Company’s common stock.

•
Assigned Agreements. As full payment for the assignment of the Assigned Agreements, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC an additional 127,725,069 shares of the Company’s common stock.

•
Asset Purchase Agreement. As full payment for the transfer of any intellectual property under the terms of the Asset Purchase Agreement, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC an additional 14,191,674 shares of the Company’s common stock.

•
Total Consideration. The total common stock to be issued to IOWC for all components of the Transactions, without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, shall equal 553,475,300 shares of the Company’s common stock. Separately, Mr. Code has already been issued 15,515,913 shares of the Company’s common stock in connection with the R&D Agreement.

The Company’s stockholders are being asked to approve the issuance of 553,475,300 shares of the Company’s common stock, which comprises the IOWC Stock, at the 2006 Annual Meeting. A reverse split must be effectuated prior to the issuance to IOWC because the Company’s Certificate of Incorporation only allows the issuance of 100,000,000 shares of its common stock (or 200,000,000 if Proposal Five is approved). The Company’s stockholders are not being asked to approve the issuance of the 15,515,913 shares of the Company’s common stock previously issued to Mr. Code, which comprise the Code Stock.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Representations and Warranties. As part of the Asset Purchase Agreement, Code and IWOC, jointly and severally, will make certain representations and warranties to BLTI with respect to, among other things:

•	title to the assets being sold;

•	sufficiency of the assets for the future conduct of business by BLTI;

•	intellectual property matters;

•	litigation and proceedings

•	compliance with laws; and

•	required consents.

The Asset Purchase Agreement also contains additional representations and warranties of Code and/or IOWC, and of BLTI, standard for asset purchase transactions.

The representations and warranties of the parties contained in the Asset Purchase Agreement will survive for four years after the closing at which time they will expire.

Conditions to Closing. The Asset Purchase Agreement provides certain conditions to the obligations of the parties, which must either be satisfied or waived before the closing can occur.

The Transactions are subject to approval by IOWC's board of directors and stockholders, approval by the Company's Board and approval by the Company's stockholders at the 2006 Annual Meeting of the following matters:

•	an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

•	the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

•	authorization for the Board to reverse split of the Company's common stock, in a ratio it deems appropriate; and

•	the election of Mr. Code to the Company's Board.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The consummation of the Transactions with IOWC is subject to various other conditions, in addition to those described hereinabove, such as contractual conditions customary for transactions of this nature.

Indemnification. Under the Asset Purchase Agreement, IOWC and Code will, jointly and severally, indemnify BLTI and each of its officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Code;

•	breach of the representations or warranties made by IOWC or Code;

•	default in any agreements made by IOWC or Code;

•	taxes of any kind arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating employee matters.

BLTI will also indemnify IOWC and Code and their officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	breach of the representations and warranties made by BLTI; and

•	default in any agreement made by BLTI.

The Asset Purchase Agreement provides the mechanism by which the parties must notify each other of any claims, the methods for resolution of such and requires the parties to arbitrate any unresolved claims.

Termination.  The Asset Purchase Agreement provides that the parties by mutual agreement may terminate the Asset Purchase Agreement. In addition, either party may unilaterally terminate the Asset Purchase Agreement if that party determines that the conditions to closing of the other party will not be satisfied or if the other party has breached a representation or warranty and fails to cure such breach within five days after receiving notice of such breach.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Asset Purchase Agreement also allows, BLTI to terminate the Asset Purchase Agreement if:

•	it is not satisfied, in its sole discretion, with the results of its due diligence investigations; and

•
it has not obtained on terms and conditions satisfactory to it, in its sole discretion, all of the financing it needs to consummate the transactions contemplated by the Asset Purchase Agreement and fund the working capital requirements of BLTI after the closing.

Miscellaneous. The Asset Purchase Agreement also contains customary provisions relating to governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for asset purchase transactions.

Code Employment Agreement

The Code Employment Agreement is anticipated to provide that Code will be appointed Chief Technology Officer of BLTI, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase) and (ii) a bonus equal to equal to 3% of the licensing revenues received by BLTI, plus (iii) such other amounts that the Board of Directors of BLTI may determine from time to time. In addition, Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Board of Directors of BLTI. Code is also eligible to receive heath insurance premium payments for himself and his family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, and disability insurance. Code will also be entitled to participate in any other plans and arrangements, which provide for sick leave, vacation, or personal days, provided to or for the officers of BLTI from time to time. The employment agreement will have a term of five years, unless earlier terminated in accordance with its terms.

The Code Employment Agreement is also anticipated to provide that Code’s employment may be terminated by BLTI due to disability, for cause or without cause. Code’s employment may be terminated if he is unable to return to his duties within 30 days after notice of termination is given to him. During the disability period, Code is eligible to receive his salary and benefits. If Code’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Code’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Code employment agreement requires Code to keep certain information confidential, not to solicit customers or employees of BLTI or interfere with any business relationship of BLTI.

Mr. Code will also be nominated for election to the Board of the Company and appointed to the board of directors of BLTI.

Management of the Company after the Transactions

 It is expected that Mr. Calvert will remain as President and CEO of the Company under a newly executed long-term employment agreement.

 The Board has agreed to appoint Mr. Code as BLTI's Chief Technology Officer pursuant to a long-term employment agreement and has agreed to appoint Mr. Code to the Board effective upon closing of the Transactions, if he is not elected to the Board by the stockholders at the 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting”), which is currently scheduled to be held on December 20, 2006. In addition, the Company is in the process of negotiating employment and/or consulting agreements with third parties, including an interim CFO, marketing and corporate development professionals. There is no assurance however that the Company will be able to attract and retain any such employees.

Consequences if Stockholders Do Not Approve Transactions

If the stockholders do not approve the election of Code as a director, and each of proposals being put before them at the 2006 Annual Meeting to approve the acquisition of the IOWC assets and the issuance of shares to IOWC, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares, to authorize the Board to effect a reverse split of the Company’s common stock, and to change the name of the Company to BLTI Holdings, Inc., the Transactions with IOWC will not be consummated. In such event, the M&L Agreement, the R&D Agreement and the Option Agreement will terminate. The Consulting Agreement expires on its terms on December 31, 2006. Pursuant to the R&D Agreement, Code must return the Code Stock to the Company upon termination of the R&D Agreement. Additionally, upon termination of the M&L Agreement, all rights granted by BioLargo to the Company (or its subsidiary BLTI) shall revert to BioLargo. Additionally, pursuant to the LOI, amounts advanced by the Company to BioLargo would be converted into stock of IOWC at $1.00 per share. The parties are currently negotiating the classification of sums expended by the Company pursuant to the Agreements, and whether such sums would constitute an "advance" pursuant to letter of the intent. As of September 30, 2006, the Company believes these sums are in excess of $750,000.  If the Transactions are not consummated, the Company will remain a public shell with no continuing business operations and the restoration of the parties to the conditions that existed prior to the commencement of the Transactions may be time consuming and costly and may involve disputes among the parties, including disputes as to the calculation of the equity interest in IOWC to be received by the Company.

Note 3.    Due to President - Unreimbursed business expenses

In 2003 and 2004 the Company’s President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company’s expenses. A significant portion of these personal funds were obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed such that the $101,770 still outstanding and owed by the Company to Mr. Calvert will be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. The outstanding loan balance was paid off entirely in January of 2006 and totals zero as of September 30, 2006.

As of September 30 2006, the Company had accrued an expense related to the unpaid accrued compensation due its president, Mr. Calvert, in the amount of $334,221. Mr. Calvert has tendered to the Company a proposal to convert this unpaid accrued compensation to the Company’s common stock upon approval by the Company’s stockholders of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of its common stock.

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

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NUWAY MEDICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Fall 2006 Offering

Pursuant to a private offering that commenced in September 2006 and is scheduled to expire December 30, 2006, the Company is offering up to $1,000,000 of its convertible notes (the “Fall 2006 Notes”), which are due and payable on September 13, 2008 (the “Maturity Date”). Interest will accrue monthly and be paid annually on the Fall 2006 Notes, such interest to be paid in shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the interest due date.

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that the Company may incur prior to the Maturity Date. The Fall 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.0275 per share. The Notes can be converted voluntarily by the noteholders at any time, and from time to time, prior to the Maturity Date. The Fall 2006 Notes can be converted mandatorily by the Company (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, the Fall 2006 Notes may not be repaid in cash on the Maturity Date and may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the Maturity Date. Notwithstanding the foregoing, the Fall 2006 Notes can be converted into shares of the Company’s common stock only after the Company’s stockholders have approved an increase in the number of authorized shares of the Company’s common stock at its 2006 annual meeting, which is currently scheduled to be held on December 20, 2006.

The Company has received gross and net proceeds of $252,500 from eight outside investors and issued Fall 2006 Notes which allow conversion into an aggregate of 9,181,820 shares of common stock.

Other Issuances

In March 2006, the Company issued 120,000 shares of common stock in connection with the conversion, at the request of one stockholder, of 120,000 shares of convertible preferred stock.

In August 2006, the Company issued 15,515,913 shares of its Common Stock to Code, as additional consideration for Code’s entering into the R&D Agreement.

NUWAY MEDICAL, INC. AND SUBSIDIARY
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

Note 5.    Extension of Augustine Loan

On June 10, 2003 the Company entered into a Term Loan Agreement ("Loan Agreement") with Augustine II, LLC (the “Augustine Fund”), pursuant to which the Augustine Fund agreed to lend the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the "Augustine Loan"). The proceeds of the Augustine Loan were used by the Company for working capital.

On July 29, 2005, the Company and the Augustine Fund finalized the terms of an amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to extend the maturity date to May 2006. In exchange, the Company issued a warrant that gives the Augustine Fund the right to purchase 8,000,000 shares of the Company's common stock at $0.005 per share for a period of five years.

On October 18, 2006, the Company and Augustine Fund, entered into a further amendment to their term loan agreement dated as of June 10, 2003, as amended, pursuant to which the parties have agreed to further extend to May 1, 2007 the maturity date of the Company’s convertible term note in the principal amount of $420,000, issued in favor of Augustine.

Note 6.    Revisions to New Millennium Note

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

Note 7.    Stockholders' Equity

The amounts related to common stock as of December 31, 2005 were changed because the Company did not convert 120,000 shares of preferred stock until March 2006.  It had erroneously been reflected as converted during 2005.  The management of the Company believes it had an immaterial impact on the previously reported financial statements.

During 2006, the Company was contacted by an entity entitled to 24,744 shares of stock pursuant to a transaction with the Company in 2002. The share certificate had been issued in 2002, but the Company was unable to deliver the certificate because the stockholder's contact information was incorrect. Subsequently, the Company cancelled the shares. Therefore, in 2006, the Company reissued the share certificate and delivered it the stockholder.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of September 30, 2006, and we undertake no duty to update this information.

Plan of Operations

Overview

The Company operated as a shell company during the nine-month period ended September 30, 2006, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the "SEC"), engaging in ongoing research and development for the BioLargo Technology (as defined below), engaging in initial marketing activities for the BioLargo Technology and planning for the consummation of certain proposed transactions (the “Transactions”), as described below.

BioLargo Technology and BioLargo Products

IOWC Technologies, Inc., a federally registered Canadian corporation (“IOWC”) and Kenneth R. Code (“Code”) have developed and own the BioLargo Technology, consisting of certain intellectual property (including two U.S. Patents (Patent Numbers 6146725 and 6328929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. Three additional patent applications have recently been filed with the United States Patent and Trademark Office relating to the BioLargo Technology, listing Code as inventor and BLTI as assignee, pursuant to the R & D Agreement (defined below).

If the Transactions with the IOWC are completed, the Company intends to commercially utilize the BioLargo Technology to develop certain products for use in various industries. For the purposes of this Report, the term “BioLargo Products” means any product designed, manufactured, conceived or contemplated, either at the present time, or in the future, based on the BioLargo Technology or any derivation thereof.

 It is expected that the BioLargo Technology will enable the Company to offer a portable product that comparably addresses four precautions -- containment, isolation, neutralization and disposal -- against disease transmission as established by the Center for Disease Control. The BioLargo Technology has been reviewed and validated in several third party studies. The Company believes that the BioLargo Technology and derivative products may be applied in approximately 30 products in several vertical markets.

The Company believes that the primary initial markets for its products are likely to be:

•	Packaging for Blood and Bio-hazardous Material Transport

•	Medical Products

•	Meat and Poultry Packing

•	Disaster Relief Efforts, Soil and Sand Remediation, and Water Treatment

The Company plans to pursue its primary revenues from licensing the BioLargo Technology. It has multiple products available for immediate distribution, namely absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials. The Company is actively developing additional products for distribution by working with manufacturers, other technology developers and potential customers.

Letter of Intent

In July 2005, the Company entered into a letter of intent (“LOI”) with IOWC. The LOI set out the terms for the acquisition of certain assets of IOWC consisting of certain intellectual property, including two United States patent and two license and/or distributor agreements pursuant to which IOWC had licensed certain of its technologies for use in products designed for distribution in the food, medical and biohazardous material transportation industries. In connection with the transactions contemplated by the LOI, the Company agreed to issue up to 51% of its common stock to IOWC. The LOI provided that the transactions contemplated by the LOI would be completed pursuant to the terms of an asset purchase agreement as well as a research and development agreement. In addition, the LOI required certain stockholders approvals as a condition to the closing of the transactions contemplated by the LOI including approval of the issuance of the shares of the Company’s common stock to IOWC, a reverse stock split and an increase in the authorized capital stock of the Company.

 As the parties worked toward preparing the documentation called for by LOI and as the Company began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allow the Company to call a meeting of its stockholders for the purpose of approving the issuance of its shares.

Marketing and Licensing Agreement

In furtherance of the proposed transactions with IOWC, on December 31, 2005, the Company entered into a Marketing and Licensing Agreement (“M&L Agreement”) with IOWC and Code (collectively “BioLargo”).

Pursuant to the M&L Agreement the Company, through its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation (“BLTI”), acquired certain rights from BioLargo to develop, market, sell and distribute products that were developed, and are in development, by BioLargo relating to the BioLargo Technology and BioLargo Products.

Licenses Granted to BLTI

Pursuant to the terms of the M&L Agreement, IOWC granted to BLTI a license, with respect to the BioLargo Technology and the BioLargo Products, to further develop the technology, to further develop existing and new products based on that technology, and to produce, market, sell and distribute any such products, through its own means, or by contract or assignment to third parties or otherwise, including without limitation:

•
Technology Development Rights. Exclusive worldwide right to expand and improve upon the existing BioLargo Technology, to conduct research and development activities based on the BioLargo Technology, and to contract with third parties for such research and development activities; and any improvements on the BioLargo Technology, or any new technology resulting such efforts of BLTI, shall be owned solely by BLTI.

•
Product Development Rights. Exclusive worldwide right to expand and improve upon the existing BioLargo Products, to conduct research and development activities to create new products for market, and to contract with third parties for such research and development activities. Any new products created by BLTI resulting from these efforts shall be owned solely by BLTI.

•	Marketing Rights. Exclusive right to market, advertise, and promote the BioLargo Technology and the BioLargo Products in any market and in any manner it deems commercially reasonable.

•	Manufacturing Rights. A transferable, worldwide exclusive right to manufacture, or have manufactured, BioLargo Products.

•	Selling Rights. A transferable, worldwide exclusive right to sell BioLargo Technologies and BioLargo Products.

•	Distribution Rights. A transferable, worldwide exclusive right to inventory and distribute BioLargo Products.

•	Licensing Rights. A transferable, worldwide exclusive right to license BioLargo Technologies and BioLargo Products to third parties.

Assigned Agreements

Pursuant to the terms of the M&L Agreement, BioLargo also assigned to BLTI its rights and obligations with respect to the following Agreements (collectively, the “Assigned Agreements”):

•	Agreement dated October 15, 2004 by and between Kenneth R. Code, IOWC, BioLargo Technologies, Inc., or IOWC’s assigns and Craig Sundheimer and Lloyd M. Jarvis.

•	Agreement dated January 15, 2005 by and between Kenneth R. Code, IOWC and Food Industry Technologies, Inc.

•	Letter of Intent dated November 15, 2004 by and between Kenneth R. Code and IOWC and GTS Research, Inc.

Pursuant to the terms of the M&L Agreement the Company is to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer its 20% interest in BioLargo, LLC to BLTI. In October 2006, the Company terminated the license agreement with BioLargo, LLC, for cause. Subsequently, the Company and IOWC agreed that the 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but BLTI would have the option to acquire such 20% interest for $1 at any time until December 31, 20l3.

Consulting Agreement

On June 20, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Code. Pursuant to the Consulting Agreement, the Company has engaged the services of Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the Company’s business.

The Consulting Agreement contains provisions requiring Code to devote substantially all of his business time to the Company; prohibiting Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including its wholly-owned subsidiary BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement. The Consulting Agreement also provides that the Company shall retain the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement terminates on January 1, 2007, unless terminated earlier as provided therein. During the term of the Consulting Agreement, Code shall be paid $15,400 per month, prorated for partial months, and shall be entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

It is anticipated that the Consulting Agreement will be replaced with an employment agreement between the Company and Mr. Code, pursuant to which Mr. Code will be employed as BLTI’s Chief Technology Officer. See “Other Agreements - Code Employment Agreement” below.

Research and Development Agreement

On August 11, 2006, the Company and BLTI entered into a Research and Development Agreement, which agreement amended was amended on August 14, 2006 (collectively, the “R&D Agreement”), with IOWC and Code. Pursuant to the R&D Agreement, IOWC and Code will provide its research and development services and expertise in the field of disposable absorbent products to the Company and BLTI.

The R&D Agreement provides that the Company and BLTI will own, and the Company and BLTI will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of BLTI’s business.

The R&D Agreement terminates on December 31, 2006, unless terminated earlier as provided therein. During the term of the R&D Agreement, but only after mutually acceptable research facilities are established for the performance of IOWC’s services (as of this date, no acceptable research facilities have been established), IOWC shall be paid (i) a fee of $5,500 per month for each month during which no services are being performed pursuant to the R&D Agreement to offset for laboratory and/or office and IOWC employee expenses and (ii) such additional amounts as the parties may agree in connection with specific research projects conducted pursuant to the R&D Agreement.

As further consideration to Code to enter into the R&D Agreement, on August 14, 2006 the Company issued to Code 15,515,913 shares of its Common Stock (the “Code Stock”), or approximately 19.9% of the Company’s issued and outstanding common stock immediately following the issuance of the Code Stock.

IOWC and Code have agreed to protect, maintain and keep confidential any proprietary or confidential information of the Company and BLTI and have executed a non-disclosure and confidentiality agreement in favor of the Company.

Other Agreements

The M&L Agreement also provides that the parties will enter into certain additional agreements in furtherance of the LOI, including (i) an asset purchase agreement (“Asset Purchase Agreement”) whereby the Company will acquire the two U.S. patents held by IOWC and certain other assets of IOWC; and (ii) an employment agreement with Code (the “Code Employment Agreement”).

The following are summaries only of the likely provisions of the Asset Purchase Agreement to be entered into by the Company, BLTI, IOWC and Code, and the Code Employment Agreement to be entered into between BLTI and Code. The Company has approved the consummation of the transaction on the terms and subject to the conditions so summarized, but the other parties to the agreements have not, as of the date of this Report, and other than the number of shares to be issued to IOWC, approved these terms and conditions in their entirety. Thus these summaries are neither complete nor necessarily a summary of the final terms between and among the parties with respect to the subject matter thereof, which may be still subject to negotiation.

Asset Purchase Agreement

 Sale of Assets. Pursuant to the terms of the Asset Purchase Agreement, Code and IOWC will sell, transfer and assign all of their rights, title and interests to two US patents and related intellectual property, as well as the records related to the patents and intellectual property.

In addition to the Code Stock issued in August 2006 and as further and full payment for IOWC’s obligations set forth in the M&L Agreement, pursuant to the Asset Purchase Agreement, the Company will deliver to IOWC the following common stock (collectively, the “IOWC Stock”) upon the approval of the issuance of the IOWC Stock by the Company’s stockholders, which amounts shall be based upon the total outstanding common stock after the issuances of this stock consideration, as well as the conversion into common stock of the Company’s existing debt:

•
Licensing Rights. As full payment for the license granted to BLTI, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC 411,558,557 shares of the Company’s common stock.

•
Assigned Agreements. As full payment for the assignment of the Assigned Agreements, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC an additional 127,725,069 shares of the Company’s common stock.

•
Asset Purchase Agreement. As full payment for the transfer of any intellectual property under the terms of the Asset Purchase Agreement, and without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, the Company will deliver to IOWC an additional 14,191,674 shares of the Company’s common stock.

•
Total Consideration. The total common stock to be issued to IOWC for all components of the Transactions, without taking into account the effects of a reverse split of the Company’s common stock as described in Proposal Four, shall equal 553,475,300 shares of the Company’s common stock. Separately, Mr. Code has already been issued 15,515,913 shares of the Company’s common stock in connection with the R&D Agreement.

The Company’s stockholders are being asked to approve the issuance of 553,475,300 shares of the Company’s common stock, which comprises the IOWC Stock, at the 2006 Annual Meeting. A reverse split must be effectuated prior to the issuance to IOWC because the Company’s Certificate of Incorporation only allows the issuance of 100,000,000 shares of its common stock (or 200,000,000 if Proposal Five is approved). The Company’s stockholders are not being asked to approve the issuance of the 15,515,913 shares of the Company’s common stock previously issued to Mr. Code, which comprise the Code Stock.

Representations and Warranties. As part of the Asset Purchase Agreement, Code and IWOC, jointly and severally, will make certain representations and warranties to BLTI with respect to, among other things:

•	title to the assets being sold;

•	sufficiency of the assets for the future conduct of business by BLTI;

•	intellectual property matters;

•	litigation and proceedings

•	compliance with laws; and

•	required consents.

The Asset Purchase Agreement also contains additional representations and warranties of Code and/or IOWC, and of BLTI, standard for asset purchase transactions.

The representations and warranties of the parties contained in the Asset Purchase Agreement will survive for four years after the closing at which time they will expire.

Conditions to Closing. The Asset Purchase Agreement provides certain conditions to the obligations of the parties, which must either be satisfied or waived before the closing can occur.

The Transactions are subject to approval by IOWC's board of directors and stockholders, approval by the Company's Board and approval by the Company's stockholders at the 2006 Annual Meeting of the following matters:

•	an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of its common stock;

•	the issuance of the number of shares of common stock to IOWC required pursuant to the Transactions;

•	authorization for the Board to reverse split of the Company's common stock, in a ratio it deems appropriate; and

•	the election of Mr. Code to the Company's Board.

The consummation of the Transactions with IOWC is subject to various other conditions, in addition to those described hereinabove, such as contractual conditions customary for transactions of this nature.

Indemnification. Under the Asset Purchase Agreement, IOWC and Code will, jointly and severally, indemnify BLTI and each of its officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Code;

•	breach of the representations or warranties made by IOWC or Code;

•	default in any agreements made by IOWC or Code;

•	taxes of any kind arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating employee matters.

BLTI will also indemnify IOWC and Code and their officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	breach of the representations and warranties made by BLTI; and

•	default in any agreement made by BLTI.

The Asset Purchase Agreement provides the mechanism by which the parties must notify each other of any claims, the methods for resolution of such and requires the parties to arbitrate any unresolved claims.

Termination.  The Asset Purchase Agreement provides that the parties by mutual agreement may terminate the Asset Purchase Agreement. In addition, either party may unilaterally terminate the Asset Purchase Agreement if that party determines that the conditions to closing of the other party will not be satisfied or if the other party has breached a representation or warranty and fails to cure such breach within five days after receiving notice of such breach.

The Asset Purchase Agreement also allows, BLTI to terminate the Asset Purchase Agreement if:

•	it is not satisfied, in its sole discretion, with the results of its due diligence investigations; and

•
it has not obtained on terms and conditions satisfactory to it, in its sole discretion, all of the financing it needs to consummate the transactions contemplated by the Asset Purchase Agreement and fund the working capital requirements of BLTI after the closing.

Miscellaneous. The Asset Purchase Agreement also contains customary provisions relating to governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for asset purchase transactions.

Code Employment Agreement

The Code Employment Agreement is anticipated to provide that Code will be appointed Chief Technology Officer of BLTI, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase) and (ii) a bonus equal to equal to 3% of the licensing revenues received by BLTI, plus (iii) such other amounts that the Board of Directors of BLTI may determine from time to time. In addition, Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Board of Directors of BLTI. Code is also eligible to receive heath insurance premium payments for himself and his family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, and disability insurance. Code will also be entitled to participate in any other plans and arrangements, which provide for sick leave, vacation, or personal days, provided to or for the officers of BLTI from time to time. The employment agreement will have a term of five years, unless earlier terminated in accordance with its terms.

The Code Employment Agreement is also anticipated to provide that Code’s employment may be terminated by BLTI due to disability, for cause or without cause. Code’s employment may be terminated if he is unable to return to his duties within 30 days after notice of termination is given to him. During the disability period, Code is eligible to receive his salary and benefits. If Code’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Code’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Code employment agreement requires Code to keep certain information confidential, not to solicit customers or employees of BLTI or interfere with any business relationship of BLTI.

Mr. Code will also be nominated for election to the Board of the Company and appointed to the board of directors of BLTI.

Management of the Company after the Transactions

 It is expected that Mr. Calvert will remain as President and CEO of the Company under a newly executed long-term employment agreement.

 The Board has agreed to appoint Mr. Code as BLTI's Chief Technology Officer pursuant to a long-term employment agreement and has agreed to appoint Mr. Code to the Board effective upon closing of the Transactions, if he is not elected to the Board by the stockholders at the 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting”), which is currently scheduled to be held on December 20, 2006. In addition, the Company is in the process of negotiating employment and/or consulting agreements with third parties, including an interim CFO, marketing and corporate development professionals. There is no assurance however that the Company will be able to attract and retain any such employees.

Consequences if Stockholders Do Not Approve Transactions

If the stockholders do not approve the election of Code as a director, and each of proposals being put before them at the 2006 Annual Meeting to approve the acquisition of the IOWC assets and the issuance of shares to IOWC, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares, to authorize the Board to effect a reverse split of the Company’s common stock, and to change the name of the Company to BLTI Holdings, Inc., the Transactions with IOWC will not be consummated. In such event, the M&L Agreement, the R&D Agreement and the Option Agreement will terminate. The Consulting Agreement expires on its terms on December 31, 2006. Pursuant to the R&D Agreement, Code must return the Code Stock to the Company upon termination of the R&D Agreement. Additionally, upon termination of the M&L Agreement, all rights granted by BioLargo to the Company (or its subsidiary BLTI) shall revert to BioLargo. Additionally, pursuant to the LOI, amounts advanced by the Company to BioLargo would be converted into stock of IOWC at $1.00 per share. The parties are currently negotiating the classification of sums expended by the Company pursuant to the Agreements, and whether such sums would constitute an "advance" pursuant to letter of the intent. As of September 30, 2006, the Company believes these sums are in excess of $750,000.  If the Transactions are not consummated, the Company will remain a public shell with no continuing business operations and the restoration of the parties to the conditions that existed prior to the commencement of the Transactions may be time consuming and costly and may involve disputes among the parties, including disputes as to the calculation of the equity interest in IOWC to be received by the Company.

Other

The Company will need working capital resources to maintain the Company's status and to fund other anticipated costs and expenses during the remainder of the year ending December 31, 2006 and beyond. The Company's ability to continue as a going concern is dependent on the Company's ability to raise capital. If the Company is able to acquire IOWC, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company's cash flow requirements from operations. The Company has conducted an offering of its convertible notes and warrants to provide such interim funding and intends to seek additional capital. See "Liquidity and Capital Resources" below.

Results of Operations

The Company had no revenues from continuing operations during the three- and nine-month periods ended September 30, 2006 and 2005.

Research and Development

Research and development expenses were $24,000 and $108,000 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $0 and $0 for the three- and nine-month periods ended September 30, 2005, respectively, an increase of $24,000 and $108,000, respectively. These increases are attributable to the research and development related to the BioLargo Technology, specifically regarding the testing of the efficacy of the BioLargo Technology in certain applications, and the development of production methods for use of the BioLargo Technology in certain applications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $527,000 and $1,077,000 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $349,000 and $716,000 for the three- and nine-month periods ended September 30, 2005, respectively, an increase of $178,000 and $361,000, respectively. These increases are primarily attributable to the increase in salaries, consulting expenses and legal expenses, compared with the same periods in 2005, as follows:

a.  Salaries and Payroll-Related Expenses: These expenses were $46,000 and $139,000 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $42,000 and $173,000 for the three- and nine-month periods ended September 30, 2005, respectively, an increase of $4,000 and decrease of $34,000, respectively. The decrease in the nine-month period ended September 30, 2006 is primarily attributable to an expense recorded by the Company in the prior year for the issuance of shares of the Company’s common stock to an officer of the Company in lieu of cash compensation.

b.  Consulting Expenses: These expenses were $349,000 and $567,000 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $103,000 and $205,000 for the three- and nine-month periods ended September 30, 2005, respectively, an increase of $246,000 and $362,000 respectively. The increase in the three- and nine-month periods ended September 30, 2006 is primarily attributable to the one time stock issuance to Code pursuant to the R&D Agreement and the Company’s increased need for outside consultants.

c.  Legal and Professional Expenses: These expenses were $62,000 and $180,000 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $74,000 and $146,000 for the three- and nine-month periods ended September 30, 2005, respectively, an increase of $12,000 and $34,000, respectively. These increases are primarily due to the high level of legal and professional services required during the nine-month period ended September 30, 2006 with respect to IOWC, the Transactions, private offerings of the Company’s securities and other matters.

Net Loss

Net loss for the three- and nine-month periods ended September 30, 2006 was $652,000 and $1,186,000, respectively, or $(0.01) and $(0.02) per share. Comparatively, for the three- and nine-month periods ended September 30, 2005, net loss was $415,000, and $888,000, respectively, or $(0.01) and $(0.01) per share.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $98,497 at September 30, 2006. The Company had no revenues in the nine-month period ended September 30, 2006 and was forced to consume cash on hand to fund operations. The Company's cash position is insufficient to meet its continuing anticipated expenses or fund anticipated operating expenses after the consummation of the Transactions with IOWC. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006 beyond.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $1,185,920 for the nine-month period ended September 30, 2006; a negative cash flow from operating activities of $742,465 for the nine-month period ended September 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $29,415,107 as of September 30, 2006.

As of September 30, 2006, the Company had limited liquid and capital resources, raising a substantial doubt about the Company's ability to continue as a going concern. Ultimately, the Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, such as IOWC, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has $2,398,070 aggregate principal amount of its promissory notes that mature at various times during 2006 and the nine-month period ending September 30, 2007. The Company does not presently have funds sufficient to repay these obligations as they mature. Even though the terms of all of these notes permit the noteholder to convert the notes into shares of our common stock, until the Company’s stockholders approve an amendment to the Company’s charter to increase the number of authorized shares of common stock, the Company will be unable to fulfill its obligations to all noteholders to permit the conversion into common stock of amounts due pursuant to the terms of the notes. In the event that the Company has not raised further capital prior to the maturity dates of the convertible notes, the Company would be in default of those notes if its stockholders have not formally approved an increase in the number of authorized common shares, or unless the Company is able to refinance or renegotiate the terms of these notes. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

The Company has obtained the consent of all of its noteholders to extend the maturity date of those convertible notes until after the Company has held the 2006 Annual Meeting, to approve, among other things, an increase in the authorized capital stock of the Company and thereby permit the conversion of such notes into shares of the Company’s common stock.

Pursuant to a private offering that commenced in September 2005 and terminated in February 2006, the Company offered up to $2,000,000 of its convertible notes (the “Third Offering Notes”), which are due and payable on January 31, 2007. The Third Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of $0.025 per common share, at any time prior to maturity by either the Company or the holder. Purchasers of the Third Offering Notes will receive, for no additional consideration, a stock purchase warrant (a "Third Offering Warrant") entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible, at an initial price of $0.05 per share, with an expiration of January 31, 2008. The offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $802,500 gross and net proceeds were raised during the three-month period ended March 31, 2006, and the balance had been raised during 2005. See Part II, Item 2, " Unregistered Sales of Equity Securities and Use of Proceeds ".

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

Pursuant to a private offering that commenced in September 2006 and is scheduled to expire November 30, 2006, the Company is offering up to $1,000,000 of its convertible notes (the “Fall 2006 Notes”), which are due and payable on September 13, 2008 (the “Maturity Date”). Interest will accrue monthly and be paid annually on the Fall 2006 Notes, such interest to be paid in shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the interest due date.

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that the Company may incur prior to the Maturity Date. The Fall 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.0275 per share. The Notes can be converted voluntarily by the noteholders at any time, and from time to time, prior to the Maturity Date. The Fall 2006 Notes can be converted mandatorily by the Company (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, the Fall 2006 Notes may not be repaid in cash on the Maturity Date and may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the Maturity Date. Notwithstanding the foregoing, the Fall 2006 Notes can be converted into shares of the Company’s common stock only after the Company’s stockholders have approved an increase in the number of authorized shares of the Company’s common stock at its 2006 annual meeting, which is currently scheduled to be held on December 20, 2006 . See Part II, Item 2, " Unregistered Sales of Equity Securities and Use of Proceeds ".

The Company has received gross and net proceeds of $252,500 from eight outside investors and issued Fall 2006 Notes which allow conversion into an aggregate of 9,181,820 shares of common stock.

Significant debt obligations of the Company at September 30, 2006 included:

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

As of September 30, 2006, there was also $799,207 of accrued and unpaid interest recorded related to these obligations.

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

On October 18, 2006, the Company and Augustine Fund, entered into a further amendment to their term loan agreement dated as of June 10, 2003, as amended, pursuant to which the parties have agreed to further extend to May 1, 2007 the maturity date of the Company’s convertible term note in the principal amount of $420,000, issued in favor of Augustine.

Accordingly, as of September 30, 2006, the principal amount of the loan, together with approximately $249,755 in accrued but unpaid interest, had not been repaid.

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

Accordingly, as of September 30, 2006, the principal amount of the loan, together with approximately $315,435 in accrued but unpaid interest, had not been repaid.

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

As of September 30, 2006, the Company had repaid this entire loan. As of September 30, 2006, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $334,221. Mr. Calvert has tendered to the Company a proposal to convert this unpaid accrued compensation to the Company’s common stock upon approval by the Company’s stockholders of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of its common stock.

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

In July 2006, the Court dismissed Ms. Lyons’ lawsuit, citing the failure of the plaintiff to timely prosecute the matter. The Company’s counter-claim was dismissed simultaneously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2006, the Company issued 15,515,913 shares of its Common Stock to Code, as additional consideration for Code’s entering into the R&D Agreement.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5. Other Information

Pursuant to the terms of the M&L Agreement, IOWC assigned its rights and obligations to BLTI in a license agreement with BioLargo, LLC, and agreed to transfer its 20% interest in BioLargo, LLC to BLTI. In October 2006, the Company terminated the license agreement with BioLargo, LLC, for cause. Subsequently, on November __, 2006, the Company and IOWC agreed that the 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but BLTI would have the option to acquire such 20% interest for $1 at any time until December 31, 2013.

Item 6. Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.     Description

10.1	Option Agreement with IOWC dated as of November 13, 2006

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NUWAY MEDICAL, INC.

Date: November 17, 2006	By:	/s/ Dennis Calvert
Dennis Calvert
President, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.     Description

10.1	Option Agreement with IOWC dated as of November 13, 2006

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).