Form 10QSB/A
period 2006-09-30
NUWAY MEDICAL INC
filed 2006-12-14
CIK 880242

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

NUWAY MEDICAL, INC.
FORM 10-QSB

Exhibit Index
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

General Note

This Report is being amended primarily for the purpose of correcting (i) certain clerical errors in the statement of cash flows for the nine months ended September 30, 2006 and related Note 4 in the Notes to Financial Statements, from the comparable disclosures made in the original filing of the Quarterly Report for the period ended September 30, 2006, and (ii) an omission regarding some of the terms of the Fall 2006 Offering set forth in Note 4 in the Notes to Financial Statements and Management's Discussion and Analysis.

Item 1. Financial Statements

NUWAY MEDICAL, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	September 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	98,497	$283,462
Prepaid Expenses	21,250	-

Total Current Assets	119,747	283,462

TOTAL ASSETS	119,747	283,462

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	2,544,629	2,312,663
Notes Payable	3,298,070	2,740,570
Debentures Payable, Net	21,151	21,151
Total Current Liabilities	5,863,850	5,074,384

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, 399,322 and 559,322 Shares Issued and
Outstanding at September 30, 2006 and December 31, 2005, respectively	268	375
Common Stock, $.00067 Par Value, 100,000,000 Shares
Authorized, 77,994,158 and 63,333,501 Shares Issued At September 30, 2006 and December 31, 2005, respectively	52,256	41,056
Additional Paid-In Capital	23,618,480	23,396,834
Accumulated Deficit	(29,415,107)	(28,229,187)
Total Shareholders’ Equity	(5,744,103)	(4,790,922)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	119,747	$283,462

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

NUWAY MEDICAL, INC AND SUBSIDIARY
STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2006 AND 2005

	Nine Month Periods Ending
	September 30,
	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,185,920)	(887,745)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services	232,739	103,900
Reduction to Note Payable including Accrued Interest	(282,320)	-
(Decrease) in Prepaid Expenses	(21,250)	-
Increase in Accounts Payable and Accrued Expenses	294,286	169,872
Net Cash Used In Operating Activities	(962,465)	(613,973)

CASH FLOWS USED IN INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans - “Third Offering” in 2006	777,500	758,970
Proceeds from Sale of Common Stock	-	-
Net Cash Provided By Financing Activities	777,500	758,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(184,965)	144,997

CASH AND CASH EQUIVALENTS - BEGINNING	283,462	-

CASH AND CASH EQUIVALENTS - ENDING	98,497	144,997

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

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $1,185,920 for the nine-month period ended September 30, 2006; a negative cash flow from operating activities of $962,465 for the nine-month period ended September 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $29,415,107 as of September 30, 2006.

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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

Third Offering

Pursuant to another private offering that commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the "Third Offering Notes") due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share. The Third Offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $777,500 gross and net proceeds were recorded during the three-month period ended March 31, 2006, and the balance had been raised during 2005, excluding $25,000 received prior to the year end for which the Third Offering Note was not issued until the three-month period ended March 31, 2006.

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

NUWAY MEDICAL, INC. AND SUBSIDARY
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

Fall 2006 Offering

Pursuant to a private offering that commenced in September 2006 and is scheduled to expire December 30, 2006, unless extended by the Company, the Company is offering up to $1,000,000 of its convertible notes (the “Fall 2006 Notes”), which are due and payable on September 13, 2008 (the “Maturity Date”). Interest will accrue monthly and be paid annually on the Fall 2006 Notes, such interest to be paid in shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the interest due date. Purchasers of the Fall 2006 Notes will receive, for no additional consideration, a stock purchase warrant (the “Warrant”) entitling the holder to purchase a number of shares of the Company’s Common Stock equal to the number of shares of Common Stock into which the note is convertible. The Warrant is exercisable at an initial price of $0.05 per share and will expire on September 13, 2009. No value was attributed to the warrants as the amount was deemed immaterial.

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

NUWAY MEDICAL, INC. AND SUBSIDARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

During 2006, the Company was contacted by an entity entitled to 24,744 shares of stock pursuant to a transaction with the Company in 2002. The share certificate had been issued in 2002, but the Company was unable to deliver the certificate because the stockholder’s contact information was incorrect. Subsequently, the Company cancelled the shares. Therefore, in 2006, the Company reissued the share certificate and delivered it the stockholder.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. The Company had a net loss of $1,185,920 for the nine-month period ended September 30, 2006; a negative cash flow from operating activities of $962,465 for the nine-month period ended September 30, 2006; and an accumulated deficit of $28,229,187 as of December 31, 2005, and $29,415,107 as of September 30, 2006.

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

Pursuant to a private offering that commenced in September 2006 and is scheduled to expire December 30, 2006, the Company is offering up to $1,000,000 of its convertible notes (the “Fall 2006 Notes”), which are due and payable on September 13, 2008 (the “Maturity Date”). Interest will accrue monthly and be paid annually on the Fall 2006 Notes, such interest to be paid in shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the interest due date. Purchasers of the Fall 2006 Notes will receive, for no additional consideration, a stock purchase warrant (the “Warrant”) entitling the holder to purchase a number of shares of the Company’s Common Stock equal to the number of shares of Common Stock into which the note is convertible. The Warrant is exercisable at an initial price of $0.05 per share and will expire on September 13, 2009.

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

Item 5. Other Information

Pursuant to the terms of the M&L Agreement, IOWC assigned its rights and obligations to BLTI in a license agreement with BioLargo, LLC, and agreed to transfer its 20% interest in BioLargo, LLC to BLTI. In October 2006, the Company terminated the license agreement with BioLargo, LLC, for cause. Subsequently, on November 13, 2006, the Company and IOWC agreed that the 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but BLTI would have the option to acquire such 20% interest for $1 at any time until December 31, 2013.

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

NUWAY MEDICAL, INC.

Date: December 14, 2006	By:	/s/ Dennis Calvert
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