Form 10QSB/A
period 2006-09-30
NUWAY MEDICAL INC
filed 2007-01-29
CIK 880242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 2 to
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

NUWAY MEDICAL, INC.
FORM 10-QSB

Exhibit Index
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

General Note

This Report is being amended primarily for the purpose of (i) making clarifying changes in the disclosure under the caption "Third Offering" in Note 4 in the Notes to Financial Statements, from the comparable disclosures made in the original filing of the Quarterly Report for the period ended September 30, 2006, (ii) to correct certain clerical errors under the caption "Liquidity and Capital Resources", and (iii) to make clarifying changes in the disclosure under the caption "Controls and Procedures".

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

Third Offering

Pursuant to another private offering that commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the "Third Offering Notes") due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.025 per share. The Third Offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $777,500 gross and net proceeds were recorded during the three-month period ended March 31, 2006, and the balance had been raised during 2005, excluding $25,000 received and recorded prior to the year end 2005 but for which the Third Offering Note was not issued until the three-month period ended March 31, 2006.

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

As part of the Fall 2006 Offering and subsequent to the end of the period ended September 30, 2006, the Company received gross and net proceeds of $252,500 from eight outside investors and issued Fall 2006 Notes which allow conversion into an aggregate of 9,181,820 shares of common stock.

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

Pursuant to a private offering that commenced in September 2005 and terminated in February 2006, the Company offered up to $2,000,000 of its convertible notes (the “Third Offering Notes”), which are due and payable on January 31, 2007. The Third Offering Notes bear interest at a rate of 10% per annum, payable on the maturity date, and can be converted, in whole or in part, into shares of the Company's common stock, on a basis of $0.025 per common share, at any time prior to maturity by either the Company or the holder. Purchasers of the Third Offering Notes will receive, for no additional consideration, a stock purchase warrant (a "Third Offering Warrant") entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible, at an initial price of $0.05 per share, with an expiration of January 31, 2008. The offering terminated on February 21, 2006, by which date the Company had raised $1,102,000 gross and net proceeds. Of this amount, $777,500 gross and net proceeds were raised during the three-month period ended March 31, 2006, and the balance had been raised during 2005.

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

As part of the Fall 2006 Offering and subsequent to the end of the period ended September 30, 2006, the Company received gross and net proceeds of $252,500 from eight outside investors and issued Fall 2006 Notes which allow conversion into an aggregate of 9,181,820 shares of common stock.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures include, without limitation, controls and procedures have been designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

NUWAY MEDICAL, INC.

Date: January 26, 2007	By:	/s/ Dennis Calvert
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