Form 10KSB
period 2006-12-31
BIOLARGO, INC.
filed 2007-05-04
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 000-19709

BIOLARGO, INC.

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

Common Stock, $0.00067 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year: $ -0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 1, 2007 was $8,465,212.

The number of shares outstanding of the issuer’s class of common equity as of May 1, 2007 was 39,355,166.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL NOTE REGARDING REFERENCES TO COMMON STOCK

On March 19, 2007, BioLargo, Inc., formerly known as NuWay Medical, Inc., a Delaware corporation (“BioLargo”), completed a 1-for-25 reverse split of its common stock outstanding as of the close of business on such date (the “Reverse Split”). Unless specifically stated otherwise, all references in this Annual Report on Form 10-KSB (the “Annual Report”) to BioLargo’s common stock are stated on a post-reverse split basis.

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This Annual Report contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our technology and products incorporating our technology;

•	the effects of competitive factors on our technology and products incorporating our technology;

•	expenses we will incur in operating our business;

•	our liquidity and sufficiency of existing cash;

•	the success of our financing plans; and

•	the outcome of pending or threatened litigation.

You can identify these and other forward-looking statements by the use of words such as “may”, “will”, “expects”, “anticipates”, “believes”, “estimates”, “continues”, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The information contained in this Annual Report is as of December 31, 2006, unless expressly stated otherwise.

As used in this Report, the term Company refers to BioLargo and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, which is sometimes referred to separately as BLTI, and NuWay Sports, LLC, a California limited liability company.

Introduction

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. Our BioLargo technology works by combining minerals with water from any source and delivering molecular iodine on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity. When our BioLargo technology is incorporated in absorbent products, they also experience increased holding power and may experience increased absorption.

Our BioLargo technology creates a value-added proposition to existing products and can be used to create new products. Our BioLargo technology can be incorporated into absorbents, washes and sprays, and into various products and applications across multiple industry verticals. Our BioLargo technology has the potential to replace other disinfectants such as chlorines and bromines, which may be harmful to the environment. Our business model is to license our BioLargo technology to others, rather than to manufacture our own products.

We have been engaged in the research and product development of the BioLargo technology since July 2005, when we entered into a letter of intent with the inventor of the BioLargo technology, Kenneth Reay Code, who is now a director, our Chief Technology Officer and our principal stockholder. Between December 2006 and April 2007, we operated under a Marketing and Licensing Agreement with Mr. Code and a company he controls, IOWC Technologies, Inc. (“IOWC”). In April 2007, we completed the acquisition of the BioLargo technology from IOWC.

Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise the BioLargo technology.

The Company had no continuing business operations as of December 31, 2006 and until the completion of the acquisition of the BioLargo technology on April 30, 2007, and operated as a public shell prior to such date.

The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company’s name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company’s name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of the BioLargo technology, we changed our name to BioLargo, Inc.

The Company’s executive offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614 and its telephone number at that location is (949) 235-8062. Our website is www.biolargo.com. The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Recent Developments

On April 30, 2007, we completed the acquisition of the BioLargo technology. For more detailed information, please see “Transactions Involving the BioLargo Technology” and “Our Business” below.

At such time, we ceased to be a shell corporation. For more detailed information, please see Item 8B, “Other Information” below.

In March 2007, our stockholders approved a name change, the Reverse Split and a recapitalization of our stock. For more detailed information, please see “Recent Corporate Developments” below.

Transactions Involving the BioLargo Technology

Leading up to the completion of the acquisition of the BioLargo technology in April 2007, the Company engaged in several transactions with Mr. Code and IOWC. Mr. Code is the sole stockholder and sole director of IOWC.

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

As the parties worked toward preparing the documentation called for by LOI and as the Company began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allow the Company to call a meeting of its stockholders for the purpose of approving the issuance of shares of its common stock in connection with the acquisition of the BioLargo technology.

Marketing and Licensing Agreement

In furtherance of the proposed transactions with IOWC, on December 31, 2005, the Company entered into the Marketing and Licensing Agreement (the “M&L Agreement”) with IOWC and Mr. Code.

Pursuant to the M&L Agreement, BLTI acquired certain rights to develop, market, sell and distribute products that were developed, and were then in development, by IOWC relating to the BioLargo technology.

Licenses Granted to BLTI. Pursuant to the terms of the M&L Agreement, IOWC granted to BLTI a license, with respect to the BioLargo technology, to further develop the technology, to further develop existing and new products based on that technology, and to produce, market, sell and distribute any such products, through its own means, or by contract or assignment to third parties or otherwise, including without limitation:

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

•

Product Development Rights. Exclusive worldwide right to expand and improve upon the existing products incorporating the BioLargo technology, to conduct research and development activities to create new products for market, and to contract with third parties for such research and development activities. Any new products created by BLTI resulting from these efforts shall be owned solely by BLTI.

•	Marketing Rights. Exclusive right to market, advertise, and promote the BioLargo technology in any market and in any manner it deems commercially reasonable.

•	Manufacturing Rights. A transferable, worldwide exclusive right to manufacture, or have manufactured, products incorporating the BioLargo technology.

•	Selling Rights. A transferable, worldwide exclusive right to sell BioLargo technology and products incorporating the BioLargo technology.

•	Distribution Rights. A transferable, worldwide exclusive right to inventory and distribute products incorporating the BioLargo technology.

•	Licensing Rights. A transferable, worldwide exclusive right to license the BioLargo technology to third parties.

•

Assigned Agreements. Pursuant to the terms of the M&L Agreement, IOWC and Mr. Code also assigned to BLTI its rights and obligations with respect to the following Agreements (collectively, the “Assigned Agreements”):

•	Agreement dated October 15, 2004 by and between Kenneth R. Code, IOWC, BioLargo Technologies, Inc., or IOWC’s assigns, and Craig Sundheimer and Lloyd M. Jarvis (the “Sundheimer Agreement”);

•	Agreement dated January 15, 2005 by and between Kenneth R. Code, IOWC and Food Industry Technologies, Inc.; and

•	Letter of Intent dated November 15, 2004 by and between Kenneth R. Code and IOWC and GTS Research, Inc.

Pursuant to the terms of the M&L Agreement, the Company is entitled to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer the 20% interest it acquired in “BioLargo, LLC” pursuant to the Sundheimer Agreement. In October 2006, the Company terminated the Sundheimer Agreement, for cause. Subsequently, the Company and IOWC agreed that IOWC’s 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but that BLTI would have the option to acquire such 20% interest for nominal consideration for seven years (the “Option Agreement”).

Consulting Agreement

On June 20, 2006, the Company entered into a Consulting Agreement with Mr. Code (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company engaged the services of Mr. Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the BioLargo technology and the rights acquired by the Company in the M&L Agreement.

The Consulting Agreement contained provisions requiring Mr. Code to devote substantially all of his business time to the Company; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement. The Consulting Agreement also provided that the Company retains the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement, as amended on December 20, 2006 and as of March 30, 2007, terminated when the Company entered into an Employment Agreement with Mr. Code on April 30, 2007. During the term of the Consulting Agreement, Mr. Code was paid $15,400 per month, prorated for partial months, and was entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

Research and Development Agreement

On August 11, 2006, the Company and BLTI entered into a Research and Development Agreement with IOWC and Mr. Code (the “R&D Agreement”), which agreement was amended on August 14, 2006. Pursuant to the R&D Agreement, IOWC and Mr. Code agreed to provide research and development services and expertise in the field of disposable absorbent products to the Company.

The R&D Agreement provides that the Company will own, and the Company will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Mr. Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of the Company’s business.

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

As further consideration to Mr. Code to enter into the R&D Agreement, on August 14, 2006 the Company issued to Mr. Code 620,637 shares of its common stock, as adjusted to reflect the Reverse Split (the “Code Stock”), or approximately 19.9% of the Company’s then issued and outstanding common stock immediately following the issuance of the Code Stock.

In connection with the completion of the acquisition of the BioLargo technology in April 2007, the M&L Agreement, Consulting Agreement and R&D Agreement were terminated.

Acquisition of the BioLargo Technology

On April 30, 2007, the Company completed the acquisition of the BioLargo technology. The following summary of the Asset Purchase Agreement dated as of April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”) is qualified in its entirety by reference to the complete terms and conditions contained in the Asset Purchase Agreement itself.

Acquisition of Assets; Purchase Price. Pursuant to the terms of the Asset Purchase Agreement, Mr. Code and IOWC sold, transferred and assigned to the Company all of their rights, title and interests to:

•

United States Patent Number 6,146,725, relating to an absorbent composition to be used in the transport of specimens of bodily fluids; and United States Patent Number 6,328,929, relating to method of delivering disinfectant in an absorbent substrate; and related patent applications and national filings;

•

all proprietary knowledge, trade secrets, confidential information, computer software and licenses, formulae, designs and drawings, quality control data, processes (whether secret or not), methods, inventions and other similar know-how or rights relating to or arising out of the patents;

•	all license and distribution agreements to which either Mr. Code or IOWC is presently a party; and

•	certain records,

in exchange for 22,139,012 shares of the Company’s common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office (“USPTO”) and two additional patent applications filed under the International Patent Cooperation Treaty (“PCT”). The M&L Agreement, R&D Agreement and Consulting Agreement were terminated concurrent with the closing of the Asset Purchase Agreement. The IOWC Shares were issued to IOWC at the Closing. Such shares constitute full payment for the obligations of the Company owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property acquired by the Company from Mr. Code and IOWC.

Representations and Warranties. As part of the Asset Purchase Agreement, Mr. Code and IOWC, jointly and severally, have made certain representations and warranties to the Company with respect to, among other things:

•	good , valid and marketable title to the assets being sold free and clear of any and all material liens and encumbrances;

•	absence of the need for third party consents;

•	further assurances to take action to vest good title in the name of the Company

•	sufficiency of the assets for the future conduct of business by the Company;

•	intellectual property matters;

•	the absence of litigation and proceedings;

•	compliance with laws; and

•	limitations on the resale of the IOWC Shares in accordance with securities laws

The Asset Purchase Agreement also contains additional representations and warranties of Mr. Code and/or IOWC, and of the Company, standard for asset purchase transactions required to be publicly disclosed by reporting companies.

The representations and warranties of the parties contained in the Asset Purchase Agreement will survive for four years after the closing at which time they will expire.

Indemnification. Under the Asset Purchase Agreement, IOWC and Mr. Code have agreed, jointly and severally, to indemnify the Company and each of its officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Mr. Code;

•	breach of the representations or warranties made by IOWC or Mr. Code;

•	default in any agreements made by IOWC or Mr. Code;

•	taxes of any kind arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating to employee matters.

The Company has agreed to indemnify IOWC and Mr. Code and IOWC’s officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	breach of the representations and warranties made by the Company; and

•	default in any agreement made by the Company.

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

Code Employment Agreement

As part of the completion of the acquisition of the BioLargo technology, the Company entered into an Employment Agreement dated as of April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The Consulting Agreement with Mr. Code dated June 20, 2006 as amended as of December 20, 2006 and as of March 30, 2007 was terminated when the Company entered into the Employment Agreement with Mr. Code.

The Code Employment Agreement provides that Mr. Code will serve as the Chief Technology Officer of the Company, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Code is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance. The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

The Code Employment Agreement also provides that Mr. Code’s employment may be terminated by the Company due to disability, for cause or without cause. “Disability” as used in the Employment Agreement means physical or mental incapacity or illness rendering Mr. Code unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. If Mr. Code’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Mr. Code’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Code Employment Agreement requires Mr. Code to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Code Employment Agreement as “work made for hire”.

In connection with the closing of the acquisition of the BioLargo technology and the execution of the Code Employment Agreement, Mr. Code was also elected to the Board of both BioLargo and BLTI.

Calvert Employment Agreement

In connection with the closing of the acquisition of the BioLargo technology, the Company also entered into a new employment agreement with Dennis Calvert, the Company’s President and Chief Executive Officer. Please see Part Two, Item 8B, “Other Information”.

Our Business

BioLargo Technology

Mr. Code and IOWC have developed the BioLargo technology, consisting of certain intellectual property including two U.S. patents (U.S. Patent Numbers 6146725 and 6328929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. Six additional patent applications have recently been filed with the USPTO and two additional patent applications have recently been filed with the PCT relating to this technology, all of which have been assigned to the Company.

The BioLargo technology works by placing inorganic compounds (similar in composition and dosages to what is used in everyday common vitamins) into absorbent products like bed pads, blood pads, diapers, surgical drapes, transportation packages for protective liners, wound dressings, bandages and other delivery methods. It can also be incorporated into sprays, washes, and other liquid and gaseous media for various applications. It can be delivered in various forms as a particle treatment for materials incorporated into products or as a material composition for direct application for targeted applications. Our continuing efforts related to new product development, product improvements and research and development efforts will require substantial additional capital. However the Company cannot give any assurance that adequate capital will be available, if at all, or will be available on favorable terms.

Management believes that the BioLargo technology generally offers the following beneficial features, among others:

•	Environmentally Friendly—The BioLargo technology features a scientifically proven effective disinfectant, iodine, which is recognized as part of nature’s natural cycle of sanitization.

•

Inorganic Solution—The use of iodine in the BioLargo technology is strategically important because iodine is generally considered to be the most effective disinfecting solution, covering a broad range of materials upon which it is effective. It is also an inorganic solution, so that organic microbes are not known to be able to develop an acquired resistance to its killing power.

•

Disinfection—The chemical composition of the BioLargo technology incorporated into products deploys an additive germ killing strategy, that includes a flashing of iodine (the scientifically recognized “gold standard” by which all disinfecting strategies are compared) and lowers PH levels, which creates an acidic environment, oxidation, and flocculation (or a binding reaction to lock in the microbes).

•	Increased Holding Power—The BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.

•	Disposal—It renders contaminated or infectious material safe to handle.

•	Bio-Degradable—The byproduct of the chemical reaction is bio-degradable.

•

Generally Regarded as Safe (GRAS)—The actual chemicals used, as well as the byproduct of the chemical reaction, in the BioLargo technology, are understood by the United States Food & Drug Administration (“FDA”) and the scientific community generally as non-toxic and safe, when delivered within a range of dosages prescribed by the FDA.

•

Price—The cost of raw materials is not expected to add significantly to the cost of production of products incorporating the BioLargo technology. Additionally, we believe that the incorporation of the BioLargo technology into absorbent products will offer those products a price advantage over competing absorbent products by virtue of their increased performance, namely their increased holding power, absorbency and anti-microbial capabilities, which may also reduce the amount of absorbent materials required to be used in product production to maintain acceptable performance levels. We further believe that the use of the BioLargo technology in non-absorbent applications will be less expensive that iodine alternatives, such as chlorines and bromines.

We intend to license the BioLargo technology to others, and possibly develop certain products ourselves, for use in several vertical markets. We believe that the BioLargo technology will enable us to address four precautions—containment, isolation, neutralization and disposal—against disease transmission as established by the Center for Disease Control (the “CDC”). The BioLargo technology has been reviewed and validated in several third party studies.

We believe that the primary initial markets for the BioLargo technology are likely to be:

•	water and soil treatment and remediation

•	medical products

•	packaging for blood and bio-hazardous material transport

•	meat and poultry packing

We plan to pursue our primary revenues from licensing the BioLargo technology, although subject to adequate financing, we may also produce our own products. Subject to regulatory compliance where applicable, the BioLargo technology is presently available for incorporation into certain products, including absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials. We are actively working with manufacturers, other technology developers and potential customers to develop additional products for distribution.

Research and Development

Through IOWC, Mr. Code has been involved in the research and development of the BioLargo technology since 1997. He has participated in the Canadian Federal Scientific Research and Experimental Development program and he was instrumental in the discovery, preparation and filing of the first BioLargo technology patents. He has worked with manufacturers, distributors and suppliers in a wide variety of industries to gain a full appreciation of the potential applications and the methodologies applicable to the BioLargo technology for their manufacture and performance. He continues to research methods and applications to continue to expand the potential uses of the BioLargo technology as well as work to uncover new discoveries that may provide addition commercial applications to help solve real world problems in the field of disinfection.

We are also presently conducting initial research and development on thermal characteristics of material incorporating the BioLargo technology for use in packaging and transport.

We spent $129,522 in 2006 and $0 in 2005 on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations” for a more complete understanding of our research and development expenses in 2006.

We currently anticipate that research and development costs over the next 12 months could range significantly, between $300,000 and $1,000,000, and will be subject to third-party financing which we will require in order to execute our business plan. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of the BioLargo technology in certain applications and the development of additional production methods for use of the BioLargo technology in certain applications.

Independent Laboratory and Scientific Testing

The Company works with ATS Labs (“ATS”) in Eagan, Minnesota, a nationally recognized contract testing laboratory that provides microbiology and virology testing services to the manufacturers and users of antimicrobial products. ATS provides product development support, efficacy testing services and antimicrobial process validations to clients who develop products regulated by the Environmental Protection Agency (“EPA”) and the FDA.

The majority of the efficacy studies performed by ATS are performed under Good Laboratory Practice (“GLP”) standards for regulatory submissions. GLP standards are federal regulations that define the practices for conducting studies that support the registration of pesticidal products. Compliance with GLP standards involves extensive documentation and assures regulatory authorities that the data submitted are factual, accurate and can be reproduced. Furthermore, these data and results be relied upon by regulatory agencies for making efficacy, safety and risk assessments.

ATS has performed eleven studies for BioLargo since July 2006 to explore the antimicrobial performance of the BioLargo’s proprietary technology with various pathogens at a range of dosages and contact times to determine the most effective and economical disinfection/sanitizing application conditions for the BioLargo technology. Additional testing is planned in the future.

In September and October 2006, Jennifer Ayla Jay, Ph.D., an assistant professor in the Civil and Environmental Engineering Department at UCLA, conducted a study of the BioLargo technology for the disinfection of microbially contaminated sand. Suspension testing of the iodine generated by the BioLargo technology in water showed that the BioLargo technology has effective disinfecting capability for contaminated sand. Dr. Jay presented her findings in October 2006 at the National Beaches Conference sponsored by the EPA in collaboration with the Great Lakes Beach Association. The conference provided a national framework for discussion of beach water quality issues, exchange of information, and coordination of efforts in research and decision-making.

Marketing Technology Services in Kalamazoo, Michigan, a company providing product testing and certification to the absorbent materials industry for more than 25 years, performed a series of tests in 2001, and confirmed the absorbency rates and holding power of absorbent material incorporating the BioLargo technology. Absorbency tests were run to measure how much liquid absorbent material incorporating the BioLargo technology would hold. These tests confirmed the rate of absorption by size and weight of absorbent material incorporating the BioLargo technology. Holding capability was determined in what is referred to as a re-wet test, in which previously wetted absorbent material incorporating the BioLargo technology was subjected to pressure to determine how much liquid escaped the material. This test concluded the BioLargo technology increased the holding power of absorbent material as compared with comparable absorbent material not treated with the BioLargo technology.

Ongoing third-party testing is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However the Company cannot give any assurance that adequate capital will be available, if at all, or will be available, if at all, on favorable terms.

Manufacturing

Our current business plan calls for us to license our BioLargo technology, under strict quality control standards, to others for incorporation into existing and newly-created products across numerous industry verticals. Currently, we do not intend to manufacture our own products. We intend to work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating the BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products.

We have an existing non-exclusive business relationship with Aveka, Inc. (“Aveka”). Aveka assists us in (i) supplying blended material or treated particles, the chemicals we use in the form tablets or powders, and super-absorbent polymer (“SAP”) beads for incorporation in absorbent material; (ii) blending materials, (iii) particle treatment; (iv) preparing samples of products; and (v) manufacturing and processing specifications for materials and prototypes that incorporate the BioLargo technology. Aveka also assists us in product design and assists in discovery associated with the uses and manufacturing of products associated with our technology. We paid Aveka approximately $75,000 during 2006 for approximately 14 projects they undertook on our behalf.

We intend to use Aveka or other third party manufacturers to produce chemicals such as tablets and powders. Aveka does not produce SAP beads and we intend to use other suppliers of such material. We do not have exclusive arrangements or written agreements with any such manufacturers that we have used to date. We believe that we have several choices for manufacturers of chemicals and are not dependent upon any single manufacturer or source of materials. Most of the chemicals we use in the production of the tablets and powders for the BioLargo technology, such as potassium iodide, are not scarce and not subject to price volatility. SAP beads, which are a petrochemical derivative, are generally readily available but have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present.

Sales and Marketing

Subject to obtaining adequate third-party financing, for which no commitments are yet in place, over at least the next 12 months, we intend to devote a significant part of our resources to sales and marketing of the BioLargo technology to potential licensees. This is a continuation of the initial efforts we undertook during 2006. While specific efforts will vary based on market conditions and opportunities that present themselves from time to time, the following discussion of recent efforts is indicative of the types of efforts we expect to undertake on an ongoing basis.

In April 2006, we engaged Robert Stewart, Ph.D., to serve as the Company’s regulatory specialist for required activities involving the EPA and the FDA. During this period, we also focused on establishing relationships with key agents who work on a commission basis to assist us in marketing to large corporations and other organizations. In May 2006, we hired a consultant to assist us on our marketing and sales efforts.

From February through April 2006, we began discussions with five major research universities to further our research for specific applications. In September 2006, we hired UCLA to research applications of the BioLargo technology for beach and soil remediation. An initial report regarding this research was presented in October 2006 at the National Beaches Conference sponsored by the EPA. These various discussions are ongoing and focus on engaging those universities to perform research on the BioLargo technology for soil and sand remediation, animal studies, United States Department of Defense applications, and embedded anti-microbial applications in textiles.

Throughout 2006, we engaged in various efforts to continue testing, developing and pre-marketing products incorporating the BioLargo technology. For example, in January 2006, we contracted with a third party manufacturer to produce samples for presentation purposes of absorbent pads. We also engaged a particle, formulations, blending and specialty manufacturing company to work with us in product development and sample fabrication. In June 2006, we hired a third-party laboratory to perform a series of independent test and issue their reports to assist us in validating the BioLargo technology to a GLP standard.

Throughout 2006, we also were actively involved in initial marketing activities for the BioLargo technology. For example, in February 2006, we presented the BioLargo technology to a number of major corporations for potential licensing discussions. Following an April 2006 international conference of industry for infection control in Prague, Czech Republic, attended by Mr. Code, we pursued with Mr. Code presentations to one of the largest companies in the embedded anti-microbial industry. In June 2006, we began discussions with a number of large healthcare companies about incorporating the BioLargo technology in their products. The potential areas of focus include wound dressings, drapes, wipes, bandages, diapers disinfecting and sterilization solutions, among other possible uses in their various products.

Also in June 2006, we participated in a conference for all government agencies throughout California and have since discussed the BioLargo technology for possible governmental use in sewage spills, water quality, rainwater runoff contamination problems and beach clean-up efforts. Also in June 2006, we participated in a national military defense conference sponsored by the National Defense Industry Association for all military services, including the Department of Homeland Security, and have since discussed the BioLargo technology for possible application in the areas of military hospitals, pandemic prevention, agricultural protection, hazardous waste, food protection, decontamination of porous and non-porous materials, disaster relief and national world class laboratory access. Subsequently, we have presented the BioLargo technology with other governmental officials and agencies. In September we also attended a national Agro Terrorism Conference sponsored by the Federal Bureau of Investigation and the Joint Terrorism Task Force.

Meetings are continuing with numerous potential licensees or purchasers or other users of products incorporating the BioLargo technology in a range of applications. A number of prospective licensees are engaged in materials and product testing efforts, as well as discussions with the Company about product designs and various uses of the BioLargo technology. However, it is essential to note that we do not yet have any agreements in place with any of these potential licensees, purchasers or other users, or any other potential licensees, purchasers or other users, regarding any products incorporating the BioLargo technology, and no assurance can be given if any such efforts will prove successful or result in commercialization of the BioLargo technology.

Because of the global implications of the BioLargo technology, we intend to augment our U.S. operations with an operational and marketing presence in the European Union (“EU”), subject to obtaining adequate funding, which we are actively seeking but for which no commitment has yet been obtained.

Competition

Large well-capitalized companies, such as Johnson & Johnson, BASF Corporation, Dow Chemical Co., E.I. DuPont De Nemours &Co., Chemical and Mining Company of Chile, Inc., Proctor and Gamble Co., Johnson Diversey, Inc., EcoLab, Inc., Steris Corp. and Siemens AG, and others, dominate each of their respective markets for disinfecting or sanitizing products. Each of these named companies and many other competitors are significantly more capitalized than we are and have many more years of experience in producing disinfecting or sanitizing products.

Our BioLargo technology and products incorporating our BioLargo technology would compete with many other applications currently on the market. In addition, we are aware of other companies engaged in research and development of other novel approaches to applications in some or all of the markets identified by us as potential fields of application for our products. Many of our present and potential competitors have substantially greater financial and other resources and larger research and development staffs than we have. Many of these companies also have extensive experience in testing and applying for regulatory approvals. In addition, colleges, universities, government agencies, and public and private research organizations conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed, some of which may be directly competitive with our applications.

Regulation

Products incorporating the BioLargo technology may be regulated depending upon the application and the scientific claims made. We believe that the primary focus of our BioLargo technology is its disinfecting capability, and such claims are subject to FDA or EPA regulation. However, we believe that some products incorporating our BioLargo technology can be sold based on claims regarding enhanced holding and/or absorption capabilities only; we believe that such claims are not subject to FDA or EPA regulation.

The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While management believes that such approvals are available for the applications contemplated, until those approvals from the FDA or the EPA, or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then the Company may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Accordingly, the Company can give no assurance as to its ultimate success in obtaining the necessary approvals from either the EPA or the FDA.

Additionally, the Company intends to pursue commercial opportunities in Europe for its technology. The EU governs the registration and uses of individual chemical ingredients which are used in products which may incorporate the BioLargo technology, including their uses and allowable dosages. In addition, when pursuing a commercial strategy within the EU, the member countries of the EU each have an oversight and registration process which governs the formulations which are being sold in their country. Specific regulated applications in the EU and its use therein require highly technical analysis, additional third-party validation and will require regulatory approvals from these organizations. The regulatory approvals required for certain applications may be difficult, impossible, time consuming and/or expensive to obtain. Accordingly, the Company can give no assurance as to its ultimate success in introducing the BioLargo technology in the EU.

Intellectual Property

We regard our intellectual property as critical to the ultimate success of the Company. The Company worked closely with Mr. Code and IOWC during 2006, pursuant to the Consulting Agreement and R&D Agreement, to identify technology improvements and additional patent opportunities that expand and enhance on the original patents issued. At the same time, the Company worked to secure additional third-party testing and validations for the efficacy and product claims associated with the technology, namely through its work with ATS and the Department of Environmental Engineering at UCLA.

In connection with the closing of the acquisition of the BioLargo technology in April 2007, the Company obtained full rights, title and interest to two US patents previously owned by Mr. Code and IOWC. Mr. Code, IOWC and co-inventors of certain intellectual property had previously assigned six USPTO patent applications and two additional PCT patent applications to the Company.

The Company believes that this suite of intellectual property covers the presently targeted major areas of focus for its licensing strategy. The description of the Company’s intellectual property, as present, is as follows:

Patents

•	United States Patent 6,146,725, dated November 14, 2000, entitled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids

•	United States patent 6,328,929, dated December 11, 2001, entitled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate

Patent Applications

•

USPTO Patent Application 11/516,958 (filed September 7, 2006), relating to the use of the BioLargo technology as a treatment for remediation and improvement of a mass such as sand or soil that has been contaminated with microbes such as bacteria, viruses, rickettsiae and fungi.

•

USPTO Patent Application 11/516,960 (filed September 7, 2006), relating to the use of the BioLargo technology to provide protection against antimicrobial activity including the preventing of microbial build up that can occur, when used in close proximity to the bodies of human patients in product such as sheets, diapers, bandages compresses and the like.

•	USPTO Patent Application 60/850,976 (filed October 11, 2006), relating to the use of the BioLargo technology for antimicrobial protection, in environments such as offices, vehicle cabs,

operating rooms, vehicle interiors, grain storage facilities and the like, that need to be protected from or cleansed of microbial or chemical material that might be of concern. The technology also includes proprietary coating and/or treatment of provided materials or reagents.

•

USPTO Patent Application 60/873,763 (filed December 8, 2006), relating to the use of the BioLargo technology as a treatment of environments including fields, lawns, parks, orchards, farm fields, greenhouses to provide at least pesticidal activity.

•

USPTO Patent Application 60/881,061 (filed January 18, 2007), relating to use of the BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.

•

USPTO Patent Application 60/900,374 (filed February 8, 2007), relating to the use of the BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

•

PCT/US Patent Application 2007/07508 (filed March 27, 2007), claiming priority from at least some of the earlier USPTO Patent applications listed above, and expanded the scope of coverage to additional technologies such as packets for dishwashers.

•	PCT/US Patent Application 2007/07515 (filed March 27, 2007), claiming priority from the last-listed USPTO patent application and its associated claims.

The Company intends to continue to expand and enhance its suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The prosecution of patents and ongoing maintenance and defense of patents is expensive and will require substantial ongoing capital resources. However the Company cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Other Recent Corporate Developments

On March 15, 2007 the Company’s stockholders approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to the certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, the Company has obtained a new trading symbol. The Company’s stock continues to trade through the National Quotation Service Bureau, commonly known as the “Pink Sheets”, under its new trading symbol “BLGO” effective March 21, 2007.

Also on March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 19, 2007, the Company completed, the 1-for-25 reverse split of its common stock. Additionally, on March 15, 2007, the Company’s stockholders approved and the Company has filed, an amendment to the Company’s certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, on a post-Reverse Split basis.

Following such action, the Company converted an aggregate $2,235,276 of principal and accrued but unpaid interest of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share, as adjusted to reflect the Reverse Split and were converted into an aggregate 6,985,441 shares of the Company’s common stock, as adjusted to reflect the Reverse Split.

The Company also converted an aggregate $608,759 of accrued payables to five of its current or former officers and directors into an aggregate 1,623,359 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. These conversions were effected at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date, as adjusted to reflect the Reverse Split.

The Company also converted an aggregate $740,296 of accrued payables to 18 of its current or former consultants into an aggregate 1,803,615 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. These conversions were effected at various prices ranging from $0.20 to $0.625 per share, as adjusted to reflect the Reverse Split.

On April 11, 2007, Augustine II, LLC (the “Augustine Fund”) converted an aggregate $717,138 of principal and accrued but unpaid interest of a convertible note, as amended (the “Augustine Note”), into 2,031,553 shares of the Company’s common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of the Company’s issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, the Company waived this limitation.

On April 13, 2007, New Millennium Capital Partners, LLC (“New Millennium”) converted the $900,000 principal amount of a note, as amended (the “New Millennium Note”), into 1,636,364 shares of the Company’s common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer.

Employees

As of December 31, 2006, we employed one full-time employee, one part-time employee, three full-time consultants and three part-time consultants.

In April 2007, Mr. Code, who served as one of our full-time consultants during 2006, became our Chief Technical Officer in conjunction with the closing of the acquisition of the BioLargo technology.

Risk Factors

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

We have never generated any revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities. Even if and when we begin licensing our technology, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing revenue is generated in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license the BioLargo technology. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

We need significant additional funds to maintain and develop our business.

As of December 31, 2006 our expenses ran at a “burn rate” of approximately $100,000 per month and more recently has been running at a burn rate of approximately $150,000 per month. Our burn rate is expected to rise significantly now that the acquisition of the BioLargo technology has been completed. Our current capital resources will be sufficient to fund operations only through May 2007, and we will require substantial additional capital in order to operate beyond this date. Management is actively pursuing other financing alternatives. However, no assurance can be given at this time that any such sources of capital will be available to us, or available to us on favorable terms. If we cannot obtain needed capital, when and as we need it, our continuing research and development efforts, sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

The cost of maintaining our public company reporting obligations is high. We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.

The Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, the Company will need to continue to raise capital. If adequate funds are not available to the Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, have imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although, under proposed rules issued by the SEC in July 2006, we will not be required to evaluate how to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC until our Annual Report on Form 10-KSB for the year ended December 31, 2007, effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

Our stockholders face further potential dilution in any new financing.

Any additional equity that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our common stock, such dilution in any financing of a significant amount could be substantial.

Our stockholders face further potential adverse effects from the terms of any preferred stock which may be issued in the future.

In order to raise capital to meet expenses or to acquire a business, our Board of Directors may issue additional stock, including preferred stock. Any preferred stock which we may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holder’s of our common stock will be subject to, and in many respect subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of the Company.

There are significant risks relating to the BioLargo technology.

The BioLargo technology is at an early stage of development. There is a risk that our technology will not be commercially feasible or, even if our technology is commercially feasible, it may not be commercially accepted. In addition, products incorporating the BioLargo technology will require extensive research, development and testing before they can be commercialized. Many of these potential products, if any, also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. There is no assurance, however, that any products incorporating the BioLargo technology will prove to be safe and effective, meet regulatory standards or continue to meet such standards if already approved. There is no assurance that we can market the BioLargo technology successfully as a licensor. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval and/or, together with partners, successfully market products will negatively impact our revenues and results of operations. As a company in the development stage and with an unproven business strategy, our limited history of operations makes evaluation of the BioLargo technology as a business difficult. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

We expect to incur future losses and may not be able to achieve profitability.

Although we expect to generate revenue eventually from licensing the BioLargo technology, and possibly engaging in certain limited direct sales of products under certain conditions, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market, and for a period of time thereafter. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is entirely dependent upon our research and development efforts to deliver a viable product and the Company’s ability to successfully bring it to market. Although our management is optimistic that we will succeed in licensing the BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

If we are not able to devote adequate resources to promote commercialization of the BioLargo technology,our business plans will suffer.

Because we have limited resources to devote to sales, marketing and licensing efforts with respect to the BioLargo technology, any delay in such efforts may jeopardize future research and development of technologies, and commercialization of the BioLargo technology. Although our management believes that, now that the acquisition of the BioLargo technology has been completed, it can finance commercialization efforts through sales of our securities and possibly other capital sources, if we do not successfully bring the BioLargo technology to market, our ability to generate revenues will be adversely affected.

Most of the products incorporating the BioLargo technology will require regulatory approval.

The products in which the BioLargo technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While the management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then the Company may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Additionally, most products incorporating the BioLargo technology for sale in the EU will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

We need to outsource and rely on third parties for the manufacture of the chemicals used in the BioLargo technology and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources or capability to manufacture the chemicals that comprise the BioLargo technology. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of the BioLargo technology or reduce its competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the commercialization of the BioLargo technology could be delayed or curtailed.

To the extent that we rely on other companies to manufacture the chemicals used in the BioLargo technology, or sell or market products incorporating the BioLargo technology, we will be dependent on the timeliness and effectiveness of their efforts. If any of these parties does not perform its obligations in a timely and effective manner, the commercialization of the BioLargo technology could be delayed or curtailed because we may not have sufficient financial resources or capabilities to continue such efforts on our own.

If the BioLargo technology or products incorporating the BioLargo technology do not gain market acceptance, it is unlikely that we will become profitable.

The market for disinfecting or sanitizing products that are used to transport biohazardous material, serve as an absorbent pad or clean-up device, and utilized for food applications or remediation efforts, is rapidly evolving and we have many successful competitors. Multiple manufacturers have historically used various technologies, including protective boxes, styrofoam boxes, gel packs, absorbent materials, bed pads, drapes, and clean up pads, to package blood products for transportation; and to sanitize, deodorize, and clean up, as well as protect workers and patients in healthcare and other applicable environments. At this time, the BioLargo technology is unproven in its commercial use, and the use of the BioLargo technology by others is nominal. The commercial success of products incorporating the BioLargo technology will depend upon the adoption of the BioLargo technology by biohazardous material transporters, biohazardous material storage and testing companies, healthcare workers, hospitals, nursing homes, infectious disease experts and other end users as an approach to reduce the risk of disease transfer and disease containment and related biohazardous materials handling, among other applications.

Market acceptance may depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;

•

the willingness of governments to mandate reduction of the rates of incidence of disease transfer, reduction of risk of spills and leaks associated with biohazardous materials and as a general safety measure, as well as regulatory approvals (e.g. FDA or EPA) in certain applications where the BioLargo technology may be used;

•

our ability to convince potential industry partners and consumers that the BioLargo technology is an attractive alternative to other technologies for disinfection, sanitization, remediation, reduction of disease transfer and as a protective and safety device against biohazardous materials;

•	our ability to obtain the chemicals from third parties that are used in the BioLargo technology, in sufficient quantities with acceptable quality and at an acceptable cost; and

•	our ability to license the BioLargo technology in a commercial effective manner.

If products incorporating the BioLargo technology do not achieve a significant level of market acceptance, demand for the BioLargo technology itself may not develop as expected and, in such event, it is unlikely that we will become profitable.

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

•	delays in product development by us or third parties;

•	market acceptance of products incorporating the BioLargo technology;

•	changes in the demand for, and pricing, of products incorporating the BioLargo technology;

•	competition and pricing pressure from competitive products;

•	manufacturing delays; and

•	expenses related to, and the results of, proceedings relating to our intellectual property.

We expect our operating expenses will continue to increase significantly in 2007 and 2008, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing the BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

We may not be able to attract or retain qualified senior personnel.

We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly-skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase from current levels and, depending upon the number of personnel we hire and their compensation packages, these increases could be substantial.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

Our future success is substantially dependent on the efforts of our senior management, particularly Messrs. Calvert and Code. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

The Financial Accounting Standards Board has implemented rules that require companies such as us to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

The licensing of the BioLargo technology or the manufacture, use or sale of products incorporating the BioLargo technology may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product

•	candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

We may face costly intellectual property disputes.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to the BioLargo technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We are subject to risks related to future operations outside of North America.

We expect to develop operations outside of North America, and as those efforts are pursued, we will face risks related to our foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the United States;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	regulatory requirements;

•	unfamiliarity with foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

The volatility of certain raw material costs may adversely affect operations and competitive price advantages for products that incorporate the BioLargo technology.

While most of the chemicals and other key materials that we use in our business, such as minerals, fiber materials, and packaging materials are neither generally scarce nor price sensitive, but prices for such chemicals and materials can be cyclical. SAP beads, which are a petrochemical derivative, have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

There are potential claims from prior business affiliates of IOWC regarding the BioLargo technology.

During the history of the development of the BioLargo technology, Mr. Code previously assigned the two patents registered with the USPTO, which we acquired in April 2007, to a third party company. Mr. Code believes that the agreement between IOWC, Mr. Code and this other party was breached and terminated, and such parties have no rights to any part of the BioLargo technology. Nonetheless, such parties, or their successors or assigns, could make claims of rights of ownership to all or some portion of the BioLargo technology. In the event of a legal dispute, a lengthy and costly legal defense would be required to defend against any such claims, and notwithstanding the Company’s position in these potential disputes, the Company cannot predict the outcome of such litigation. Loss of our ownership of the BioLargo technology would have a serious adverse affect on our business and plan of operations. Any financial settlement of claims, including royalties we might have to pay to third parties, could have a serious adverse affect on our results of operations.

Upon the consummation of the transaction with IOWC, there was a change of control of our company.

In connection with the completion of the acquisition of the BioLargo technology on April 30, 2007, as approved by the Company’s stockholders on March 15, 2007, the Company issued an aggregate 22,139,012 shares, or approximately 56.3% of the Company’s issued and outstanding common stock, to IOWC, a company which Mr. Code controls. As a result of this issuance, combined with Mr. Code’s previous stockholdings in the Company, Mr. Code controls 22,759,649 shares, or approximately 57.8% of the total voting power of the outstanding shares of our common stock, and is now the principal stockholder of the Company.

Because Mr. Code and an entity he controls hold the majority of our voting power, he can ensure the outcome of most matters on which our stockholders vote.

Under Delaware law, as a result of Mr. Code’s stockholdings, he has the power to elect each of the members of our board of directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company. Mr. Code is a member of our board of directors and also serves as an executive officer of our company.

Our common stock is thinly traded and largely illiquid.

Our stock currently trades on the Pink Sheets. Being traded on the Pink Sheets has made it more difficult to buy or sell our stock and has lead to a significant decline in the frequency of trades and trading volume. Continued trading on the Pink Sheets will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in Pink Sheet traded securities. While the Company intends to seek listing on the OTC Bulletin Board, there can be no assurance when or if the Company’s common stock will be quoted on the OTC Bulletin Board.

The market price of our stock is subject to volatility.

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

•	conditions and trends in our industry;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Report.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Because our common stock is not quoted on the Nasdaq National Market or Nasdaq Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614. The Company currently occupies space from a consultant at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

In May 2004, the Company was sued by Flight Options, Inc. (“Flight Options”), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company’s former president Todd Sanders, from his corporation, Devenshire Management Corporation (“Devenshire”). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander’s failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company filed a cross-complaint against Mr. Sanders and Devenshire seeking indemnity and alleging Mr. Sander’s breached his fiduciary duties in connection with the assignment of the lease. The Company’s Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation.

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

At about the time of the settlement with Flight Options, the Company, Mr. Sanders and Devenshire agreed to submit the matters in the cross-complaint, including the indemnity claim, to binding arbitration. On March 7, 2006, an arbitrator issued a binding award in favor of the Company and against Mr. Sanders for $120,000, and later added $55,000 in attorney fees and costs, for a total award of $175,000. On January 19, 2007, the Superior Court in the County of Orange, state of California, entered a judgment against Mr. Sanders and Devenshire for $184,095. The Company subpoenaed Mr. Sanders in an effort to determine the extent of his assets and ability to pay the judgment. Mr. Sanders did not respond to the subpoena and a bench warrant has been issued for his arrest. Because of Mr. Sanders’ refusal to cooperate with our legal efforts, the Company has not yet collected any amount towards satisfaction of the judgment and the Company can make no assurances it will be able to collect on the judgment.

Legal Fees in this matter have been paid by the Augustine Fund, pursuant to a Legal Defense Agreement between Augustine Fund and the Company. In January 2006, the Augustine Fund and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party.

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Note: All amounts are adjusted to reflect the Reverse Split.

Market Information

From October 31, 1998 until June 10, 2003, the Company’s common stock was listed on the Nasdaq Small Cap Market. Since such date, the Company’s common stock has been quoted on the Pink Sheets under the symbol “NMED”, until March 21, 2007, at which time it continued trading on the Pink Sheets under the symbol “BLGO”.

The table below represents the quarterly high and low bid prices for the Company’s common stock for the last two fiscal years as reported by Bloomberg L.P., on a Reverse Split basis.

	2005		2006
	High	Low	High	Low
First Quarter	$0.425	$0.175	$1.00	$0.25
Second Quarter	$0.375	$0.125	$0.75	$0.50
Third Quarter	$1.00	$0.175	$0.70	$0.325
Fourth Quarter	$0.625	$0.025	$0.625	$0.288

The closing bid price for the Company’s common stock on May 1, 2007, was $0.70 per share. As of such date, there were approximately 406 registered owners and of the Company’s common stock. The Company believes that the number of beneficial owners is substantially higher than this amount.

At December 31, 2006, the Company also had the following stock purchase warrants outstanding:

•

warrants to purchase an aggregate 246,336 shares of the Company’s common stock, which warrants had been issued in a private offering to the Augustine Fund. These warrants initially allowed the holder to purchase shares of common stock at an exercise price of $4.00 per share through August 10, 2008, but were re-priced in 2004 (in conjunction with an extension of the financing provided by Augustine Fund) to $0.875 per share. There was no change to the expiration date of these warrants.

•

warrants to purchase an aggregate 13,333 shares of the Company’s common stock, which warrants had been issued to a consultant that provided services to the Company. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.50 per share through August 29, 2008.

•

warrants to purchase an aggregate 320,000 shares of the Company’s common stock, which warrants had been issued to the Augustine Fund as consideration for the extension of the maturity date of the loan with the Augustine Fund. These warrants allow the holder to purchase shares of common stock at an exercise price of $0.125 per share through July 29, 2010.

•

warrants to purchase an aggregate 1,763,200 shares of the Company’s common stock, which warrants had been issued in a private offering to 55 investors. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.25 per share through January 31, 2008.

•

warrants to purchase an aggregate 704,008 shares of the Company’s common stock, which warrants had been issued in a private offering to 21 investors. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.25 per share through September 13, 2009.

In addition, subsequent to December 31, 2006 and through April 25, 2007, we issued stock purchase warrants to purchase an aggregate 750,545 shares of the Company’s common stock, which warrants had been issued in a private offering to 22 investors. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.25 per share through September 13, 2009.

Dividends

The Company has never declared or paid a cash dividend to stockholders. The board of directors presently intends to retain any earnings which may be generated in the future to finance Company operations.

Sales of Unregistered Securities

Third Offering

In September 2005, the Company commenced a private offering that terminated in February 2006 (the “Third Offering”). From September 2005 through February 2006, the Company sold an aggregate amount of $1,102,000 of its promissory notes (the “Third Offering Notes”) due and payable January 31, 2007 to 55 investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial conversion price of $0.625 per share.

On March 21, 2007, the Company converted the entire aggregate principal amount of $1,102,000 Fall 2005 Notes, together with accrued and unpaid interested in the aggregate amount of $116,876, into an aggregate 1,950,202 shares of the Company’s common stock at a conversion price of $0.625 per share.

Purchasers of the Third Offering Notes received, for no additional consideration, a stock purchase warrant (the “Third Offering Warrant”) entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial price of $1.25 per share, and will expire on January 31, 2008.

Fall 2006 Offering

In September 2006, the Company commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). From October 1, 2006 through December 31, 2006, the Company sold an aggregate $484,000 principal amount of its promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 21 investors. From January 1, 2007 through April 25, 2007, the Company sold an aggregate $516,000 principal amount of Fall 2006 Notes to 22 investors. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share.

Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Other Issuances in 2006

In March 2006, the Company issued 4,800 shares of common stock in connection with the conversion, at the request of one stockholder, of 4,800 shares of convertible preferred stock.

In August 2006, the Company issued 620,637 shares of its Common Stock to Mr. Code, as additional consideration for Mr. Code’s entering into the R&D Agreement.

In October 2006, the Company issued 15,973 shares of common stock in connection with the conversion, at the request of one stockholder, of 15,973 shares of convertible preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	6,572,800	(1)

Total	0	0	6,572,800	(1)

(1)	Consists of 572,800 shares, as adjusted to reflect the Reverse Split, issuable under the Company’s 2004 Equity Plan (the “2004 Plan” and 6,000,000 shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was adopted by the Company’s board of directors on November 1, 2006 and will be presented to the stockholders of the Company for approval at the 2007 Annual Meeting of stockholders. Upon the adoption of the 2006 Plan, the 2004 Plan will be frozen and no further grants will be made under the 2004 Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report, as well as the pro forma consolidated financial statements and the related notes to the pro forma consolidated financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2006 unless expressly stated otherwise, and we undertake no duty to update this information.

Plan of Operation

Overview

We intend to focus our efforts primarily on the further research and development, and the licensing of the BioLargo technology for at least the next 12 months. We may also develop certain products incorporating the BioLargo technology ourselves, on a more limited basis, for use in certain applications and industries.

Commercialization of the BioLargo Technology

We plan to pursue our primary revenues from licensing the BioLargo technology, Subject to adequate financing, we may also produce some of our own products, although we do not presently intend to do so. Subject to regulatory compliance where applicable, the BioLargo technology is presently available for incorporation into certain products, including absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials. We are actively working with manufacturers, other technology developers and potential customers to develop additional products for distribution.

Our current business plan calls for us to license our BioLargo technology to others for incorporation into existing and newly-created products across numerous industry verticals. Currently, we do not intend to manufacture our own products. We intend to work with manufacturers on a contract-for-hire basis, or on a project–by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating the BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. However, while we have been engaged in extensive negotiations with numerous potential licensees and other users of products incorporating the BioLargo technology, there are no such agreements in place to date and therefore we cannot forecast when we will first generate revenues, if at all.

We intend to pursue commercial opportunities in both the United States and Europe initially.

Sales and Marketing

Over at least the next 12 months, we intend to devote a significant part of our resources to sales and marketing of the BioLargo technology to potential licensees. This is a continuation of the initial efforts we undertook during 2006. While specific efforts will vary based on market conditions and opportunities that present themselves from time to time, the following discussion of recent efforts is indicative of the types of efforts we expect to undertake on an ongoing basis. Our sales and marketing efforts are subject to obtaining adequate third-party financing, for which no commitments are yet in place.

In April 2006, we engaged Robert Stewart, Ph.D., to serve as the Company’s regulatory specialist for required activities involving the EPA and the FDA. During this period, we also focused on establishing relationships with key agents who work on a commission basis to assist us in marketing to large corporations and other organizations. In May 2006, we hired a consultant to assist us on our marketing and sales efforts.

From February through April 2006, we began discussions with five major research universities to further our research for specific applications. These various discussions are ongoing and focus on engaging those universities to perform research on the BioLargo technology for soil and sand remediation, animal studies, United States Department of Defense applications, and embedded anti-microbial applications in textiles. In September 2006, we hired UCLA to research applications of the BioLargo technology for beach and soil remediation. An initial report regarding this research was presented in October 2006 at the National Beaches Conference sponsored by the EPA.

Throughout 2006, we engaged in various efforts to continue testing, developing and pre-marketing products incorporating the BioLargo technology. For example, in January 2006, we contracted with a third party manufacturer to produce samples for presentation purposes of absorbent pads. We also engaged a particle, formulations, blending and specialty manufacturing company to work with us in product development and sample fabrication. In June 2006, we hired a third-party laboratory to perform a series of independent test and issue their reports to assist us in validating the BioLargo technology to a GLP standard.

Throughout 2006, we also were actively involved in initial marketing activities for the BioLargo technology. For example, in February 2006, we presented the BioLargo technology to a number of major corporations for potential licensing discussions. Following an April 2006 international conference of industry for infection control in Prague, Czech Republic, attended by Mr. Code, we pursued with Mr. Code presentations to one of the largest companies in the embedded anti-microbial industry. In June 2006, we began discussions with a number of large healthcare companies about incorporating the BioLargo technology in their products. The potential areas of focus include wound dressings, drapes, wipes, bandages, diapers disinfecting and sterilization solutions, among other possible uses in their various products.

Also in June 2006, we participated in a conference for all government agencies throughout California and have since discussed the BioLargo technology for possible governmental use in sewage spills, water quality, rainwater runoff contamination problems and beach clean-up efforts. Also in June 2006, we participated in a national military defense conference sponsored by the National Defense Industry Association for all military services, including the Department of Homeland Security, and have since discussed the BioLargo technology for possible application in the areas of military hospitals, pandemic prevention, agricultural protection, hazardous waste, food protection, decontamination of porous and non-porous materials, disaster relief and national world class laboratory access. Subsequently, we have presented the BioLargo technology with other governmental officials and agencies. In September 2006, we attended a national Agro Terrorism Conference sponsored by the Federal Bureau of Investigation and the Joint Terrorism Task Force.

Meetings are continuing with numerous potential licensees or purchasers or other users of products incorporating the BioLargo technology in a range of applications. A number of prospective licensees are engaged in materials and product testing efforts, as well as discussions with us about product designs and various uses of the BioLargo technology. However, it is essential to note that we do not yet have any agreements in place with any of these potential licensees, purchasers or other users, or any other potential licensees, purchasers or other users, regarding any products incorporating the BioLargo technology, and no assurance can be given if any such efforts will prove successful or result in commercialization of the BioLargo technology.

Because of the global implications of the BioLargo technology, we intend to augment our U.S. operations with an operational and marketing presence in the EU, subject to obtaining adequate funding, which we are actively seeking but for which no commitment has yet been obtained.

As of April 30, 2007, none of the sales and marketing efforts discussed above has generated any revenue, there are no agreements in place and therefore we cannot forecast when we will first generate revenues, if at all.

Research and Development, Intellectual Property Protection and Third-Party Testing

We currently anticipate that research and development costs over the next 12 months could range significantly, between $300,000 and $1,000,000, and will be subject to third-party financing which we will require in order to execute our business plan. Although we are actively pursuing such financing, no such commitment is in place at present. We would invest any such funds primarily on continued testing of the BioLargo technology in certain applications and the development of additional production methods for use of the BioLargo technology.

In connection with the closing of the acquisition of the BioLargo technology in April 2007, we obtained full rights, title and interest to two U.S. patents previously owned by Mr. Code and IOWC. Mr. Code, IOWC and co-inventors of certain intellectual property had previously assigned six USPTO patent applications and two additional PCT patent applications to the Company. We intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, and we are uncertain of the cost of such patent filings, as it will depend upon the number of such applications prepared and filed. The prosecution of patents and ongoing maintenance and defense of patents is expensive and will require substantial ongoing capital resources. However we cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Ongoing research and development, and third-party testing, is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However we cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Results of Operations—Comparison of the Years Ended December 31, 2006 and 2005

Revenue

We had no revenues from operations during either 2006 or 2005.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,633,000 for the year ended December 31, 2006, as compared to $1,000,000 for the year ended December 31, 2005. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $284,000 in 2006, compared to $220,000 in 2005, an increase of $64,000. The increase is primarily attributable to an increase in Calvert’s salary per his employment agreement and a reduced salary related to Mr. Provenzano, the Company’s Secretary, during 2006.

b. Consulting Expenses: These expenses were $719,000 in 2006, compared $324,000 in 2005, an increase of $395,000. The increase is primarily attributable to the increase in the Company’s need for outside consultants, including Mr. Code, the inventor of the BioLargo technology, to assist the Company in preparing a comprehensive business plan for the commercialization of the BioLargo technology; with advising the Company in various respects regarding the BioLargo business and opportunities; further product development and design; financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services.

c. Professional Fees: These expenses were $398,000 in 2006, compared to $253,000 in 2005, an increase of $145,000. The increase is primarily attributable to an increase in (i) the Company’s need for legal work related the BioLargo technology, including the multiple patent applications, as well as obtaining stockholder approvals and preparing for the closing of the transactions with IOWC and Mr. Code; (ii) accounting fees; and (iii) audit services.

d. Independent Director Compensation: These expenses were $80,000 in 2006, compared to $120,000 in 2005. The decrease is attributable to the decrease in the number of independent directors from three to two during 2006.

Research and Development

Research and development expenses were $130,000 for the year ended December 31, 2006, as compared to $0 for the year ended December 31, 2005. Research and development activities were conducted in 2005 by Mr. Code, and characterized as selling, general and administrative expenses. See discussion above. This increase is consistent with our plan to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets.

Reversal of Accrued Liability

The Company recorded a non-cash gain resulting from the reversal of accrued liabilities totaling $577,000 in 2006 compared to $55,000 in 2005. This increase was attributable to the dismissal of a lawsuit, which resulted in the reversal of an accrued liability totaling $308,000 and an additional $47,000 related to the settlement of the Flight Options case. The remaining reversal of accrued liabilities totaling $221,000 was the result of management’s review of its accrued liabilities which it believes it is no longer obligated to pay. In 2005, management reviewed the Company’s accrued liabilities and reversed an accrual for rental expense of $55,000, which it currently believes that the Company will no longer have to pay.

Net Loss

Net loss for the year ended December 31, 2006 was $1,310,706 or $0.48 per share, compared to a net loss for the year ended December 31, 2005 of $1,187,301 or $0.55 per share.

Liquidity and Capital Resources

We have been, and we will be, limited in terms of our capital resources. Cash and cash equivalents totaled $229,334 at December 31, 2006. We had no revenues in the year ended December 31, 2006 and were forced to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our post-acquisition business plan.

The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,310,706 for the twelve-month period ended December 31, 2006, negative cash flow from operating activities of $1,315,628 for the twelve-month period ended December 31, 2006, and a stockholders’ deficit of $29,539,893 as of December 31, 2006. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order to meet operating expenses and other financial obligations, we have been forced to use cash on hand to fund our operations. We have also continued to sell convertible promissory notes to investors. During 2006, we raised $1,286,500 gross and net proceeds in two private offerings. This amount consisted of $802,500 which was raised in the Third Offering in the form of Third Offering Notes, and $484,000 which was raised in the Fall 2006 Offering in the form of Fall 2006 Notes. Additionally, subsequent to January 1, 2007, we raised an additional $516,000 in the Fall 2006 Offering. The Fall 2006 Offering terminated on April 25, 2007. See Part II, Item 5 “Sales of Unregistered Securities”. As described below, all of the Third Offering Notes were converted into shares of our common stock in March 2007. The Fall 2006 Notes remain outstanding.

As of December 31, 2006, we had outstanding approximately $4,726,693 aggregate principal amount, together with accrued and unpaid interest, on various promissory notes; and approximately $1,388,028 aggregate amount of payables owed to directors, officers and consultants.

Subsequent to the end of the year, we took significant steps to reduce our financial obligations. Following stockholder approval on March 15, 2007 for the recapitalization of our stock and the Reverse Split, we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share, as adjusted to reflect the Reverse Split and were converted into an aggregate 6,985,441 shares of our common stock, as adjusted to reflect the Reverse Split.

We also converted an aggregate $608,759 of accrued payables to five of our current or former officers and directors into an aggregate 1,623,359 shares of our common stock, as adjusted to reflect the Reverse Split. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date, as adjusted to reflect the Reverse Split.

We also converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock, as adjusted to reflect the Reverse Split. These conversions were effected at various prices ranging from $0.20 to $0.625 per share, as adjusted to reflect the Reverse Split. These conversions described in the preceding sentence were effected at various prices ranging from $0.20 to $0.625 per share, as adjusted to reflect the Reverse Split.

On April 11, 2007, the Augustine Fund converted an aggregate $717,138 of principal and accrued but unpaid interest on the Augustine Note into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of our issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, we waived this limitation.

On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. As of April 13, 2007, accrued but unpaid interest in the amount of $380,658 remains outstanding on the New Millennium Note.

As a result of the foregoing transactions, we converted an aggregate $5,201,469 of obligations, consisting primarily of principal amount of notes, accrued and unpaid interest, salaries, fees and payables, into an aggregate 14,080,332 shares of our common stock. Of the $5,201,469 in obligations converted, $153,054 related to expenses recorded in 2007, and the remaining $5,048,415 related to expenses as of December 31, 2006.

Although we recently completed the Fall 2006 Offering to provide additional working capital, we currently estimate that net proceeds currently available from such offering will provide additional capital only until June 2007. We will be required to raise substantial additional capital to sustain our expanded operations following the acquisition of the BioLargo technology, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, as well as to meet our liabilities as they become due for the next 12 months, including the Fall 2006 Notes when they mature in 2008.

Accordingly, we are actively pursuing numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. Negotiations are underway with various sources of such capital. There can be no assurance that we will be able to raise any additional capital. It is also unlikely that we will be able to qualify for bank debt until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months.

Significant Debt Obligations

Significant debt obligations at December 31, 2006 included:

(i) $420,000 due to the Augustine Fund, together with accrued but unpaid interest in the amount of $268,528, described in more detail below and which, as described above, was subsequently converted into 2,031,553 shares of our common stock in April 2007 based on the total amount due and owing on the conversion date;

(ii) a $900,000 note payable which was purchased in March 2003 by New Millennium, an entity owned and controlled by the Company’s president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest in the amount of $362,375, described in more detail below and which principal amount, as described above, was subsequently converted into 1,636,364 shares of our common stock, with the accrued but unpaid interest thereon remaining outstanding;

(iii) amounts owed to Mr. Calvert personally in the aggregate amount of approximately $337,796, described in more detail below and which subsequently were converted into 900,790 shares of our common stock as part of the conversion of accrued payables by certain of our officers and directors as described above;

(iv) convertible promissory notes to various investors pursuant to private offerings, in the aggregate principal amount of $2,402,120, plus accrued and unpaid interest in the aggregate amount of $246,124, and of which amounts an aggregate $2,193,688, comprised of $1,918,120 principal and $275,568 accrued and unpaid interest as of the date of conversion was subsequently converted into 6,652,737 shares of our common stock as described above based on the total amount due and owing on the conversion date, and $484,000 of which remaining principal amount remains outstanding as of the date this Annual Report was filed and which is due in September 2008;

(v) $35,000 in remaining balance due to a former advisory board member, from a promissory note dated November 20, 2003 in the original principal amount of $65,000, described in more detail below, and which was subsequently converted into 332,704 shares of our common stock as part of the conversion of accrued payables by certain of our officers and directors as described above;

(vi) $25,000 remaining principal amount of a promissory note, together with accrued and unpaid interest in the amount of $5,849, relating to professional fees.

(vii) approximately $21,151 outstanding remaining on a settlement agreement with former convertible debenture holders, which amount remains outstanding.

For the year ended December 31, 2006, there was $923,473 of accrued interest recorded related to these obligations. During 2007, $521,240 of this amount was converted into shares of the Company’s common stock.

Augustine Fund Note

On June 10, 2003 the Company entered into a Term Loan Agreement (“Loan Agreement”) with the Augustine Fund, pursuant to which the Augustine Fund agreed to lend the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the “Augustine Loan”). The proceeds of the Augustine Loan were used by the Company for working capital.

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

As additional consideration for making the Augustine Loan, the Augustine Fund received five-year warrants to purchase up to 246,336 shares of the Company’s common stock at an exercise price of $4.00 per share, as both amounts are adjusted to reflect the Reverse Split. The Company could require that the warrants be exercised if certain conditions were satisfied. Since these conditions were not fully satisfied by the maturity date, the Loan Agreement provides that the Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to a “cashless exercise”, whereby the Augustine Fund would be issued the net amount of shares of our common stock, taking into consideration the difference between the exercise price of the warrants and the fair market value of our common stock at the time of exercise, without having to pay anything to the Company for such exercise.

As security for the Augustine Loan, New Millennium, pledged 100,000 shares of the Company’s common stock, as adjusted to reflect the Reverse Split, owned by New Millennium, and, in addition, the Company has granted the Augustine Fund a security interest in its 51% membership ownership interest in our now inactive wholly-owned subsidiary, NuWay Sports, LLC.

Prior to the original maturity date of the Augustine Loan, the Company spoke with representatives of the Augustine Fund and advised them that the Company was unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine

Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company’s common stock at a 15% discount to market, so long as Augustine Fund’s holdings do not exceed 4.9% of the total issued and outstanding shares of the Company’s common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 246,336 shares of the Company’s common stock were re-priced to an exercise price of $0.875 per share, as adjusted to reflect the Reverse Split. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company’s common stock. On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 320,000 shares of the Company’s common stock at $0.125 per share for a period of five years, as both amounts are adjusted to reflect the Reverse Split. On July 29, 2005, the Company and the Augustine Fund finalized the terms of this amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006.

On October 18, 2006, the Company and Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 1, 2007. Accordingly, as of December 31, 2006, the principal amount of the loan, together with approximately $268,528 in accrued but unpaid interest, had not been repaid.

On April 11, 2007, the Augustine Fund converted an aggregate $717,138 of principal and accrued but unpaid interest on the Augustine Note into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of our issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, we waived this limitation.

Obligation to New Millennium

In March 2003, New Millennium purchased from a third party (i) a $1,120,000 promissory note assumed by the Company pursuant to a licensing transaction in October 2002, and (ii) 167,285 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. In exchange, New Millennium issued a $1,120,000 promissory note to the third party, secured by the 167,285 shares of the Company’s common stock, as adjusted to reflect the Reverse Split.

On April 28, 2006, the Company and New Millennium agreed to amend the terms of the $1,120,000 promissory note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

As of December 31, 2006, the principal amount of the note, together with $362,375 in accrued but unpaid interest, had not been repaid. On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remains outstanding on the New Millennium Note, which amount is not due to be paid until January 15, 2008. No additional interest will be accrued on this obligation.

Obligation to Dennis Calvert

As of December 31, 2006, the Company had accrued an expense related to the unpaid accrued compensation due Mr. Calvert in the amount of $337,796. On March 15, 2007, the board of directors and Mr. Calvert agreed to convert this obligation into 900,790 shares of common stock at a price of $0.375 per share, which was the last bid price on the date of conversion. Since January 1, 2007, Mr. Calvert has been paid his compensation in cash.

Obligation to Dr. Seay

In February 2005, the Company amended its obligations to Dr. James Seay under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note, the Company was obligated to pay Dr. Seay $65,000. The Company paid Dr. Seay $30,000 and the balance of $35,000 remained outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 280,000 shares of the Company’s common stock, or $.012 per share, as adjusted to reflect the Reverse Split. In February 2006, this note was further extended to the sooner of June 30, 2006, or the date the Company’s stockholders approve an amended to the Company’s certificate of incorporation increasing the number of authorized shares of common stock. This was approved on March 15, 2007 and, accordingly, on March 29, 2007, the Company converted the principal amount of the note, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of common stock.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

We anticipate that any generated revenue will principally be derived from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company and/or services or products received for non-cash consideration of the Company’s common stock. The value is based on the market price of the Company’s common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

It the Company’s policy to expense share based payments as of the date of grant in accordance with Financial Accounting Statements Board Statement number 123R “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under current practice, the reporting entity can account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted FAS123R at the beginning of the first quarter of fiscal 2006. Adoption of the standard is not expected to impact fiscal 2006 earnings as it the Company’s policy to expense share based payments as of the date of grant. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company does not expect the adoption of Interpretation No. 48 will have a material effect on its consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is currently evaluating the impact of adopting this standard.

In September 2006, the SEC issued Staff Accounting Bulletin no. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Dennis Calvert, who serves as both our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM	8B. OTHER INFORMATION

Termination of Shell Company Status

On April 30, 2007, the Company completed the acquisition of the BioLargo technology. As a result of the completion of that acquisition, the Company ceased to be a public shell as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. For the material terms and details of this transaction, please see Part I, Item 1, “Description of Business – Transactions Involving the BioLargo Technology—Acquisition of the BioLargo Technology”. The pro forma financial statements of the Company, giving effect to such acquisition as of December 31, 2006 are located beginning at page F-30.

Entry Into and Termination of Material Agreements

In connection with the acquisition of the BioLargo technology, the Company entered into the Asset Purchase Agreement and Code Employment Agreement. For the details of those agreements, please see Part I, Item 1, “Description of Business—Transactions Involving the BioLargo Technology—Acquisition of the BioLargo Technology” and “Description of Business—Transactions Involving the BioLargo Technology—Code Employment Agreement”. At such time, the M&L Agreement, Consulting Agreement and R&D Agreement were terminated. For the details of these agreements, please see Part I, Item 1, “Description of Business—Transactions Involving the BioLargo Technology—Marketing and Licensing Agreement”, “Description of Business—Transactions Involving the BioLargo Technology—Consulting Agreement” and “Description of Business—Transactions Involving the BioLargo Technology—Research and Development Agreement”.

In connection with the acquisition of the BioLargo technology, the Company also entered into a new employment agreement dated as of April 30, 2007 with Dennis Calvert, the Company’s President and Chief Executive Officer (the “Calvert Employment Agreement”). The previous employment agreement with Mr. Calvert, dated December 11, 2002, was terminated.

The Calvert Employment Agreement provides that Mr. Calvert will serve as the President and Chief Executive Officer of the Company, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee may determine from time to time. In addition, Mr. Calvert will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Calvert is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

The Calvert Employment Agreement provides that Mr. Calvert will be granted an option (the “Option”) to purchase 7,733,259 shares of the Company’s common stock. The Option shall be a non-qualified stock option, shall be exercisable at $0.18 per share, shall be exercisable for ten years from the date of grant and shall vest over time as follows:

First anniversary of the date of this Agreement	2,577,753
Second anniversary of the date of this Agreement	2,577,753
Third anniversary of the date of this Agreement	2,577,753

Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. Consistent with the foregoing, the precise terms and conditions of the agreement evidencing the Option to be entered into between the Company and Mr. Calvert shall be as determined by the Board of Directors and/or the Compensation Committee.

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to disability, for cause or without cause. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. If Mr. Calvert’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Mr. Calvert’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Change in Control; Election of Mr. Code as Director

The acquisition of the BioLargo technology resulted in a change of control of the Company. In connection with the completion of the acquisition of the BioLargo technology, the Company issued 22,139,012 shares of its common stock, as adjusted for the Reverse Split, to IOWC (the “IOWC Shares”). IOWC is controlled by Mr. Code. The IOWC Shares, together with 620,637 shares of common stock, as adjusted for the Reverse Split, previously issued to Mr. Code under the Consulting Agreement, constitute approximately 57.8% of the Company’s issued and outstanding stock as of April 30, 2007.

Under Delaware law, Mr. Code has the power to elect each of the members of our Board of Directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. In connection with the completion of the acquisition of the BioLargo technology on April 30, 2007, Mr. Code was elected as a director of the Company. Additionally, the Code Employment Agreement provides that during the term of the Code Employment Agreement the Company shall cause to have Mr. Code nominated for election as a director to serve on the Board of Directors Mr. Code also serves as our Chief Technology Officer, which is an executive officer position.

Kenneth Reay Code is the founder and principal stockholder of IOWC, a company which is engaged in the research and development of advanced disinfection technology and substantially all of whose assets the Company purchased in April 2007. From December 2000 to the present, Mr. Code has been President of IOWC. From December 2000 through October 2003, Mr. Code also served as a director and Vice Chairman of BioLargo Technologies Inc., where he was engaged in pre-commercial efforts to seat inorganic disinfection technologies into the non-woven air-laid industry. Mr. Code has authored several publications concerning, and has filed several patent applications applying, disinfection technology. Mr. Code graduated from the University of Calgary, Alberta, Canada.

The Board of the Directors of the Company has determined that Mr. Code is not independent as defined under NASDAQ Marketplace rules. Mr. Code does not serve on any committees of the Board.

Additional Disclosures

As disclosed elsewhere in this Annual Report, on April 30, 2007, we acquired the BioLargo technology from IOWC. Item 2.01(f) of Form 8-K states that if a registrant was a shell company, as we were immediately before the acquisition disclosed under “Description of Business” above, then that registrant must disclose the information that would be required if the registrant were filing a general form for registration of securities on Form 10-SB under the Securities Exchange Act of 1934, as amended.

Accordingly, we provide below the information that would be included in a Form 10-SB. Please note that the information provided below relates to the company after the acquisition of the BioLargo technology unless otherwise specifically indicated.

The following disclosure is incorporated into this Item 8B by referencing the information reported elsewhere in this Form 10K-SB or in our prior filings as follows:

Form 10-SB Heading:	10K-SB Item/Page Number on which the disclosures appear
Part I
Item 1. Description of Business	Item 1, pages 1-23
Item 2. Management’s Discussion and Analysis	Item 6, pages 27-37
Item 3. Description of Property	Item 2, page 23
Item 4. Security Ownership of Certain Beneficial Owners and Management	Item 11, page 42
Item 5. Directors and Executive Officers, Promoters and Control Persons	Item 9, page 42
Item 6 Executive Compensation	Item 10, page 42
Item 7. Certain Relationships and Related Transactions and Director Independence	Item 12, page 42
Item 8. Description of Securities	Item 8B, see below
Part II
Item 1 Market Price of and Dividends on the Registrant’s Common Equity	Item 5, pages 25-27
Item 2. Legal Proceedings	Item 3, pages 23-24
Item 3. Changes in and Disagreements with Accountants	Item 8, page 37
Item 4. Recent Sales of Unregistered Securities	Item 5, pages 25-27
Item 5. Indemnification of Directors and Officers	Item 8B, see below
Part F/S
Financial Statements	F-1 – F-34
Part III
Index to Exhibits	immediately following page F-34
Description of Exhibits	Item 13, pages 42-45

Description of Securities

We are authorized to issue 250,000,000 shares of stock, of which amount 200,000,000 are designated as common stock, $0.00067 par value per share, and 50,000,000 are designated as preferred stock, $0.00067 par value per share. As of April 30, 2007 there were 39,355,166 shares of our common stock and no shares of our preferred stock outstanding.

The holders of the Company’s common stock do not have preemptive rights to subscribe to additional securities that may be issued by the Company, which means that current stockholders do not have a prior right to purchase any additional securities in connection with a new issuance of capital stock of the Company. In addition, each share of common stock is entitled to one vote in the election of directors and other matters. The holders of the Company’s common stock are not entitled to cumulative voting. Dividends are payable on the shares of common stock when, as and if declared by our Board of Directors. The shares of our common stock are not subject to any redemption provisions and they are not convertible into any other class or series of our securities. All of the outstanding shares of our common stock are fully paid and non-assessable.

We do not currently have any series of our preferred stock outstanding.

For a description of warrants to purchase shares of the Company’s common stock outstanding as of April 30, 2007, see “Item 5. Market for Common Equity and Related Stockholder Matters” above.

Indemnification of Directors and Officers

The Delaware General Corporation Law and certain provisions of our certificate of incorporation and our bylaws under certain circumstances provide for the indemnification of our officers, directors, employees and agents against liabilities which they may incur in such capacities. The effect of these provisions is to eliminate, to the fullest extent permitted by applicable laws the personal liability of such individuals to the Company and its stockholders for monetary damages for any breach of fiduciary duty.

Our bylaws provide that we shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, other than an action by or in the right of the Company by reason of the fact that such person is or was a director, officer, employee or agent of the Company or is or was serving at our request as a director, officer, employee or agent of another corporation or enterprise, against expenses, including attorneys’ fees, judgments, decrees, fines, penalties and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. Our bylaws further provide that we will be required to indemnify our officers or directors in connection with an action, suit or proceeding initiated by such person only if such action, suit or proceeding was authorized by the Board of Directors.

Our bylaws also provide that we may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action or suit by or in the right of the Company to procure a judgment in our favor by reason of the fact that such person acted in any of the capacities set forth above, against expenses, including attorneys’ fees, actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests, except that no indemnification may be made in respect of any claim, issue or matter as to which such person shall have been finally adjudged to be liable to us for gross negligence or willful conduct in the performance of such person’s duty to us, and only to the extent that the presiding court shall determine upon application that despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court shall deem proper.

Our bylaws further provide that to the extent that one of our directors, officers, employees or agents has been successful in the defense of any action, suit or proceeding referred to in the previous paragraphs or in the defense of any claim, issue, or matter therein, such person shall be indemnified against expenses, including attorneys’ fees, actually and reasonably incurred by such person in connection therewith; that indemnification provided for in our certificate of incorporation and bylaws shall not be deemed exclusive of any other rights to which the indemnified party may be entitled; and that we may purchase and maintain insurance on behalf of any of our directors, officers, employees or agents against any liability asserted against any such person incurred by such person in any such capacity or arising out of such person’s status as such whether or not we would have the power to indemnify such person against such liabilities under the provisions of the Delaware General Corporation Law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders, currently scheduled to be held in June 2007 (the “Proxy Statement”).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this section is incorporated by reference from the section entitled “Proposal 1—Election of Directors” in the Proxy Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Business—Executive Officers”.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this Annual Report:

Financial Statements:

(i) The consolidated financial statements of BioLargo, Inc. under Item 7 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(ii) The pro forma financial statements of BioLargo, inc. under Item 8B of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation filed March 16, 2007

3.2	Certificate of Designations creating Series A Preferred Stock(6)

3.3	Bylaws, as amended and restated(1)

4.1	Form of Warrant to Purchase Common Stock issued to preferred stockholders(6)

4.2	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(6)

Exhibit No.	Description of Exhibit

4.3	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(3)

4.4	Term Loan Agreement dated as of June 10, 2003 between the Company and Augustine II LLC(4)

4.7	Amendment No. 1 dated as of March 30, 2004 to Term Loan Agreement between the Company and Augustine II, LLC(6)

4.5	Amendment No. 2 dated as of July 20, 2005 to Term Loan Agreement between the Company and Augustine II, LLC(9)

4.6	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(9)

4.7	Amendment No. 3 dated as of May 1, 2006 to Term Loan Agreement between the Company and Augustine II, LLC(11)

4.8	Third Amended and Restated Convertible Term Note of the Company issued to Augustine II, LLC(11)

4.9	Convertible Loan Agreement and Note between the Company and James Burchard(6)

4.10	Promissory Note dated November 20, 2003 issued by the Company to James Seay, DDS.(6)

4.11	Amendment No. 1 dated February 10, 2005 to Promissory Note issued to James Seay(8)

4.12	Conversion Agreement with New Millennium dated October 16, 2003(5)

4.13	Warrant to purchase shares of common stock held by Arthur Lipper(6)

4.14	Unsecured Promissory Note dated March 7, 2005 issued to Dennis Calvert(7)

4.15	Form of Convertible Term Note issued in Second Offering(8)

4.16	Form of Warrant issued in the Second Offering (10)

4.17	Form of Convertible Note issued in the Third Offering(10)

4.18	Form of Warrant issued in the Third Offering (10)

4.19	Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC(4)

4.20	Form of Promissory Note issued in the Fall 2006 Offering (16)

4.21*	Form of Warrant issued in the Fall 2006 Offering

4.22*	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC.

10.1†	Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003(2)

10.2	Marketing and License Agreement dated as of December 31, 2005 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(10)

10.3	Consulting Agreement dated as of January 1, 2006 between the Company and Kenneth Reay Code(11)

10.4	Amendment No. 1 to Consulting Agreement between the Company and Kenneth Reay Code(13)

10.5	Amendment No. 2 to Consulting Agreement between the Company and Kenneth Reay Code(14)

10.6	Research and Development Agreement dated as of August 11, 2006 among the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc. and Kenneth Reay Code(12)

Exhibit No.	Description of Exhibit

10.7	Amendment No. 1 dated August 14, 2006 to Research and Development Agreement(12)

10.8	Amendment No. 2 dated December 20, 2006 to Research and Development Agreement(13)

10.9	Amendment No. 3 dated March 30, 2007 to Research and Development Agreement(14)

10.10*	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code

10.11*†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert

10.12*†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code

10.13*	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis

10.14*	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.

10.15*	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc.

10.16*	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc.

10.17*	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc.

10.18*	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc.

10.19*	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc.

10.20*	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc.

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(3)	Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.
(4)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(6)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(7)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(8)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.

(9)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.
(11)	Incorporated by reference from the Form 8-K filed by the Company on October 19, 2006.
(12)	Incorporated by reference from the Form 8-K filed by the Company on August 16, 2006.
(13)	Incorporated by reference from the Form 8-K filed by the Company on December 21, 2006
(14)	Incorporated by reference from the Form 8-K filed by the Company on April 5, 2007.
(15)	Incorporated by reference from the Form 8-K filed by the Company on June 23, 2006.
(16)	Incorporated by reference from the Form 8-K filed by the Company on December 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditor” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: May 4, 2007	By:	/S/ DENNIS CALVERT
Dennis Calvert President, Chief Executive Officer and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ DENNIS CALVERT Dennis Calvert	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	May 4, 2007

/S/ KENNETH R. CODE Kenneth R. Code	Director	May 4, 2007

/S/ GARY COX Gary Cox	Director	May 4, 2007

/S/ DENNIS E. MARSHALL Dennis E. Marshall	Director	May 4, 2007

/S/ JOSEPH PROVENZANO Joseph Provenzano	Secretary and Director	May 4, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BioLargo, Inc.

I have audited the consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”, formerly known as NuWay Medical, Inc.) as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiaries as of December 31, 2005 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses, and is seeking to implement its business plan, which requires the Company to fund the exploitation of its recently acquired technology. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also discussed in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Jeffrey S. Gilbert

Los Angeles, California
April 30, 2007

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

UNAUDITED PROFORMA CONSOLIDATED BALANCE SHEET DECEMBER 31, 2006

ASSETS

	December 31, 2005	December 31, 2006	Unaudited Proforma December 31, 2006 (see Note 15)
CURRENT ASSETS

Cash and Cash Equivalents	$283,462	$229,334	$229,334
Prepaid Expenses	—	16,500	16,500

Total Current Assets	283,462	245,834	245,834

TOTAL ASSETS	$283,462	$245,834	$245,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,312,663	$2,311,500	$536,205
Notes Payable	2,740,570	3,782,070	508,950
Debentures Payable, Net	21,151	21,151	21,151

Total Current Liabilities	5,074,384	6,114,721	1,066,306

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- and 22,373 Shares Issued and Outstanding, at December 31, 2006 and December 31, 2005, respectively	375	—	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 3,135,822 and 2,498,140 Shares Issued, at December 31, 2006 and December 31, 2005, respectively (Pro forma 39,355,166 Shares Issued and Outstanding)	41,056	52,256	76,522
Additional Paid-In Capital	23,396,834	23,618,750	29,690,967
Accumulated Deficit	(28,229,187)	(29,539,893)	(30,587,960)

Total Stockholders’ Deficit	(4,790,922)	(5,868,887)	(820,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$283,462	$245,834	$245,834

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2006

	2005	2006
Revenue
Total revenues	$—	$—

Costs and expenses
Selling, general and administrative	999,807	1,632,856
Research and development	—	129,522

Total costs and expenses	999,807	1,762,378

Loss from operations	(999,807)	(1,762,378)

Other income and (expense)
Interest expense	(242,494)	(344,882)
Reversal of accruals related to prior periods	55,000	576,554
Reduction in note payable to related party	—	220,000

Net other (expense) income	(187,494)	451,672

Net loss	$(1,187,301)	$(1,310,706)

Loss per common share – basic and diluted
Loss per share	$(0.55)	$(0.48)

Weighted average common share equivalents outstanding	2,161,672	2,742,206

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2004	22,373	$375	2,079,249	$34,120	$23,299,870	$(27,041,886)	$(3,701,521)

Adjustment to Common Stock			3,291	(25)	25		—

Stock Issued for Services			410,800	6,961	96,939		103,900

Net Loss for the Year Ended December 31, 2005						(1,187,301)	(1,187,301)

BALANCE DECEMBER 31, 2005	22,373	375	2,493,340	41,056	23,396,834	(28,229,187)	(4,790,922)

Reissuance of Shares Previously Cancelled			990	17	(17)		—

Adjustment of Common Stock			82	412	(410)		2

Conversion of Preferred to Common Stock	(22,373)	(375)	20,773	375	—		—

Stock Issued to Mr. Code for R&D Agreement			620,637	10,396	222,343		232,739

Net Loss for the Year Ended December 31, 2006						(1,310,706)	(1,310,706)

BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$23,618,750	$(29,539,893)	$(5,868,887)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2006

	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,187,301)	$(1,310,706)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services	103,900	232,741
Non-cash Reduction of Related Party Note	—	(220,000)
Increase in Prepaid Expense	—	(16,500)
Increase (Decrease) in Accounts Payable and Accrued Expenses	258,393	(1,163)

Net Cash Used In Operating Activities	(825,008)	(1,315,628)

CASH FLOWS FROM INVESTING ACTIVITIES

No Cash Used In or Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Funds from Loans	1,108,470	1,261,500

Net Cash Provided By Financing Activities	1,108,470	1,261,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283,462	(54,128)

CASH AND CASH EQUIVALENTS – BEGINNING	—	283,462

CASH AND CASH EQUIVALENTS – ENDING	$283,462	$229,334

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

BioLargo, Inc. (the “Company”) had no continuing business operations as of December 31, 2006. The Company operated as a public shell during the twelve month period ended December 31, 2006, and operations primarily consisted of the Company’s president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the “SEC”) and seeking merger and acquisition candidates or new business opportunities.

The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending December 31, 2007 and beyond, as well as to fund the exploitation of the technology acquired from IOWC Technologies, Inc. (“IOWC”). The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements and the funding of technology that must be exploited. It would need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $1,310,706 for the twelve-month period ended December 31, 2006, negative cash flow from operating activities of $1,315,628 for the twelve-month period ended December 31, 2006, and an accumulated stockholders’ deficit of $29,539,893 as of December 31, 2006. Also, as of December 31, 2006, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $229,334 at December 31, 2006. The Company had no revenues in the twelve-month period ended December 31, 2006 and its financing activities funded operations.

During 2006, the Company raised $1,286,500 gross and net proceeds in two private offerings. This amount consisted of (i) $802,500 gross proceeds which was raised in a private offering (the 2005 Third Offering) of convertible notes that commenced in September 2005 and terminated in February 2006, $25,000 of which was received prior to December 31, 2005; and (ii) $484,000 gross and net proceeds which was raised in a private offering (the 2006 Fall Offering) of convertible notes that commenced in October 2006 and terminated in April 2007. (See Note 6 and Note 15.)

As of December 31, 2006, the Company has $3,782,070 aggregate principal amount of its promissory notes that mature at various times during 2007 and 2008. This amount primarily includes (i) a note totaling $900,000 due to New Millennium Capital Partners, LLC (“New Millennium”) (see Note 11); (ii) Augustine Loan totaling $420,000 (see Note 9); (iii) convertible notes totaling $2,402,120 (see Note 6 and Note 10); (iv) promissory note totaling $35,000 due to a former advisory board member (see Note 10); and (v) promissory note totaling $25,000 due to a former professional for legal services (see Note 10). The Company does not presently have funds sufficient to repay these obligations as they mature. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

On March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 21, 2007, the Company completed a 1 for 25 reverse split of its common stock (the “Reverse Split”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on March 15, 2007, the Company’s stockholders’ approved and the Company has filed, an amendment to the Company’s certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Unless specifically stated otherwise, all references in the financial statements to the Company’s common stock are stated on a post-Reverse Split basis.

Organization

On March 15, 2007 the Company’s stockholders approved, and the Company has completed, an increase in its authorized capital stock and a corporate name change, changing its name from NuWay Medical, Inc. to BioLargo, Inc. approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to the certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, the Company has obtained a new trading symbol. The Company will continue to trade on the Pink Sheets under its new trading symbol “BLGO” effective March 21, 2007. (See Note 15.)

The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company’s name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company’s name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of the BioLargo technology, we changed our name to BioLargo, Inc.

Introduction

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. Our BioLargo technology works by combining minerals with water from any source and delivering molecular iodine on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity. When our BioLargo technology is incorporated in absorbent products, they also experience increased holding power and may experience increased absorption.

Our BioLargo technology creates a value-added proposition to existing products and can be used to create new products. Our BioLargo technology can be incorporated into absorbents, washes and sprays, and into various products and applications across multiple industry verticals. Our BioLargo technology has the potential to replace other disinfectants such as chlorines and bromines, which may be harmful to the environment. Our business model is to license our BioLargo technology to others, rather than to manufacture our own products.

We have been engaged in the research and product development of the BioLargo technology since July 2005, when we entered into a letter of intent with the inventor of the BioLargo technology, Kenneth Reay Code, who is now a director, our Chief Technology Officer and our principal stockholder. Mr. Code’s services to the Company in 2005, including research and development activities, were characterized as Selling, General and Administrative (consulting) expenses. Between December 2006 and April 2007, we operated under a Marketing and Licensing Agreement with Mr. Code and a company he controls, IOWC. In April 2007, we completed the acquisition of the BioLargo technology from IOWC.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions Involving the BioLargo Technology

Leading up to the completion of the acquisition of the BioLargo technology in April 2007, the Company engaged in several transactions with Mr. Code and IOWC. Mr. Code is the sole stockholder and sole director of IOWC.

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

As the parties worked toward preparing the documentation called for by LOI and as the Company began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allow the Company to call a meeting of its stockholders for the purpose of approving the issuance of shares of its common stock in connection with the acquisition of the BioLargo technology.

Marketing and Licensing Agreement

In furtherance of the proposed transactions with IOWC, on December 31, 2005, the Company entered into the Marketing and Licensing Agreement (the “M&L Agreement”) with IOWC and Mr. Code.

Pursuant to the M&L Agreement, the Company’s subsidiary, BioLargo Life Technologies, Inc. (“BLTI”), acquired certain rights to develop, market, sell and distribute products that were developed, and were then in development, by IOWC relating to the BioLargo technology.

Licenses Granted to BLTI. Pursuant to the terms of the M&L Agreement, IOWC granted to BLTI a license, with respect to the BioLargo technology, to further develop the technology, to further develop existing and new products based on that technology, and to produce, market, sell and distribute any such products, through its own means, or by contract or assignment to third parties or otherwise, including without limitation:

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

•	Product Development Rights. Exclusive worldwide right to expand and improve upon the existing products incorporating the BioLargo technology, to conduct research and development activities

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to create new products for market, and to contract with third parties for such research and development activities. Any new products created by BLTI resulting from these efforts shall be owned solely by BLTI.

•	Marketing Rights. Exclusive right to market, advertise, and promote the BioLargo technology in any market and in any manner it deems commercially reasonable.

•	Manufacturing Rights. A transferable, worldwide exclusive right to manufacture, or have manufactured, products incorporating the BioLargo technology.

•	Selling Rights. A transferable, worldwide exclusive right to sell BioLargo technology and products incorporating the BioLargo technology.

•	Distribution Rights. A transferable, worldwide exclusive right to inventory and distribute products incorporating the BioLargo technology.

•	Licensing Rights. A transferable, worldwide exclusive right to license the BioLargo technology to third parties.

•

Assigned Agreements. Pursuant to the terms of the M&L Agreement, IOWC and Mr. Code also assigned to BLTI its rights and obligations with respect to the following Agreements (collectively, the “Assigned Agreements”):

¡	Agreement dated October 15, 2004 by and between Kenneth R. Code, IOWC, BioLargo Technologies, Inc., or IOWC’s assigns, and Craig Sundheimer and Lloyd M. Jarvis (the “Sundheimer Agreement”);

¡	Agreement dated January 15, 2005 by and between Kenneth R. Code, IOWC and Food Industry Technologies, Inc.; and

¡	Letter of Intent dated November 15, 2004 by and between Kenneth R. Code and IOWC and GTS Research, Inc.

Pursuant to the terms of the M&L Agreement, the Company is entitled to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer the 20% interest it acquired in “BioLargo, LLC” pursuant to the Sundheimer Agreement. In October 2006, the Company terminated the Sundheimer Agreement, for cause. Subsequently, the Company and IOWC agreed that IOWC’s 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but that BLTI would have the option to acquire such 20% interest for nominal consideration for seven years (the “Option Agreement”).

Consulting Agreement

On June 20, 2006, the Company entered into a Consulting Agreement with Mr. Code (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company engaged the services of Mr. Code, effective January 1, 2006, to advise the Company in research and development and technical support, and to provide other services and assistance to the Company in matters relating to the BioLargo technology and the rights acquired by the Company in the M&L Agreement.

The Consulting Agreement contained provisions requiring Mr. Code to devote substantially all of his business time to the Company; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement. The

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement also provided that the Company retains the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement, as amended on December 20, 2006 and as of March 30, 2007, terminated when the Company entered into an Employment Agreement with Mr. Code on April 30, 2007. During the term of the Consulting Agreement, Mr. Code was paid $15,400 per month, prorated for partial months, and was entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

Research and Development Agreement

On August 11, 2006, the Company and BLTI entered into a Research and Development Agreement with IOWC and Mr. Code (the “R&D Agreement”), which agreement was amended on August 14, 2006. Pursuant to the R&D Agreement, IOWC and Mr. Code agreed to provide research and development services and expertise in the field of disposable absorbent products to the Company.

The R&D Agreement provides that the Company will own, and the Company will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Mr. Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of the Company’s business.

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

As further consideration to Mr. Code to enter into the R&D Agreement, on August 14, 2006 the Company issued to Mr. Code 620,637 shares of its common stock, as adjusted to reflect the Reverse Split (the “Code Stock”), or approximately 19.9% of the Company’s then issued and outstanding common stock immediately following the issuance of the Code Stock.

In connection with the completion of the acquisition of the BioLargo technology in April 2007, the M&L Agreement, Consulting Agreement, and R&D Agreement were terminated.

Acquisition of the BioLargo Technology

On April 30, 2007, the Company completed the acquisition of the BioLargo technology. The following summary of the Asset Purchase Agreement dated April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”) is qualified in its entirety by reference to the complete terms and conditions contained in the Asset Purchase Agreement itself.

Acquisition of Assets; Purchase Price. Pursuant to the terms of the Asset Purchase Agreement, Mr. Code and IOWC sold, transferred and assigned to the Company all of their rights, title and interests to:

•

United States Patent Number 6,146,725, relating to an absorbent composition to be used in the transport of specimens of bodily fluids; and United States Patent Number 6,328,929, relating to method of delivering disinfectant in an absorbent substrate; and related patent applications and national filings;

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

all proprietary knowledge, trade secrets, confidential information, computer software and licenses, formulae, designs and drawings, quality control data, processes (whether secret or not), methods, inventions and other similar know-how or rights relating to or arising out of the patents;

•	all license and distribution agreements to which either Mr. Code or IOWC is presently a party; and

•	certain records,

in exchange for 22,139,012 shares of the Company’s common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office (“USPTO”) and two additional patent applications filed under the International Patent Cooperation Treaty (“PCT”). The R&D Agreement, and the Consulting Agreement were terminated concurrent with the closing of the Asset Purchase Agreement. The IOWC Shares were issued to IOWC at the Closing. Such shares constitute full payment for the obligations of the Company owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property acquired by the Company from Mr. Code and IOWC.

Representations and Warranties. As part of the Asset Purchase Agreement, Mr. Code and IOWC, jointly and severally, have made certain representations and warranties to the Company with respect to, among other things:

•	good, valid and marketable title to the assets being sold free and clear of any and all material liens and encumbrances;

•	absence of the need for third party consents;

•	further assurances to take action to vest good title in the name of the Company

•	sufficiency of the assets for the future conduct of business by the Company;

•	intellectual property matters;

•	the absence of litigation and proceedings;

•	compliance with laws; and

•	limitations on the resale of the IOWC Shares in accordance with securities laws

The Asset Purchase Agreement also contains additional representations and warranties of Mr. Code and/or IOWC, and of the Company, standard for asset purchase transactions required to be publicly disclosed by reporting companies.

The representations and warranties of the parties contained in the Asset Purchase Agreement will survive for four years after the closing at which time they will expire.

Indemnification. Under the Asset Purchase Agreement, IOWC and Mr. Code have agreed, jointly and severally, to indemnify the Company and each of its officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Mr. Code;

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	breach of the representations or warranties made by IOWC or Mr. Code;

•	default in any agreements made by IOWC or Mr. Code;

•	taxes of any kind arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating to employee matters.

The Company has agreed to indemnify IOWC and Mr. Code and IOWC’s officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	breach of the representations and warranties made by the Company; and

•	default in any agreement made by the Company.

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

Code Employment Agreement

As part of the completion of the acquisition of the BioLargo technology, the Company entered into an Employment Agreement dated April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The Consulting Agreement with Mr. Code dated June 20, 2006 as amended as of December 20, 2006 and as of March 30, 2007 was terminated when the Company entered into the Employment Agreement with Mr. Code.

The Code Employment Agreement provides that Mr. Code will serve as the Chief Technology Officer of the Company, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Code is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance. The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

The Code Employment Agreement also provides that Mr. Code’s employment may be terminated by the Company due to disability, for cause or without cause. “Disability” as used in the Employment Agreement means physical or mental incapacity or illness rendering Mr. Code unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If Mr. Code’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Mr. Code’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Code Employment Agreement requires Mr. Code to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Code Employment Agreement as “work made for hire”.

In connection with the closing of the acquisition of the BioLargo technology and the execution of the Code Employment Agreement, Mr. Code was also elected to the Board of both BioLargo and BLTI.

Calvert Employment Agreement

In connection with the closing of the acquisition of the BioLargo technology, the Company also entered into a new employment agreement with Dennis Calvert, the Company’s President and Chief Executive Officer. (See Note 15.)

Note 2. Summary of Significant Accounting Policies

a)	Principles of Consolidation.

The Company has two subsidiaries, one of which is inactive named NuWay Sports, LLC. Management has abandoned its effort to sell it. The other subsidiary is named BioLargo Life Technologies, Inc. (“BLTI”). The consolidated balance sheets include the accounts of BioLargo, Inc., BLTI and NuWay Sports, LLC. All significant inter-company balances have been eliminated in consolidation.

b)	Property and Equipment.

The Company has no property or equipment. Any maintenance and repairs was charged to expense as incurred. There were no major renewals or betterments.

c)	Impairment of Long-Lived Assets.

The Company has no long-lived assets and it periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

d)	Earnings (Loss) Per Share.

The Company reports basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f)	Stock Options and Warrants issued for Services.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS No. 123(R) replaces SFAS 123 “Accounting for Stock-Based Compensation”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123 (R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the first annual reporting period beginning after June 15, 2005. There was no impact resulting from the adoption of SFAS 123(R) on the Company’s results of operations.

For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance. The issuance of stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense.

g)	Non-Cash Transactions

The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company and/or services or products received for non-cash consideration of the Company’s common stock. The value is based on the market price of the Company’s common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

h)	Financial Statement Presentation

The Company made a reclassification to the 2005 income statement to be comparable to the 2006 income statement for financial statement presentation. This included reclassifying $55,000, previously recorded in selling, general and administrative expense, to reversal of accruals related to prior periods.

i)	Current Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is currently evaluating the impact of adopting this standard.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin no. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company does not expect the adoption of Interpretation No. 48 will have a material effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.

Note 3. Warrants

During 2006, the Company issued warrants to purchase 1,988,000 shares of the Company’s common stock to investors as part of two private offerings. In connection with the 2005 Third Offering (see Note 6), the Company issued warrants to purchase 1,284,000 shares of the Company’s common stock to 44 investors. The warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire January 31, 2008. In connection with the Fall 2006 Offering the Company issued warrants to purchase 1,284,000 shares of the Company’s common stock to 21 investors. The warrants allow for the holders to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire on September 13, 2009. The value of the Fall 2006 warrants at the time of issuances was immaterial as the exercise price was equal to or greater than the market price of the common shares at that time.

During 2005, the Company issued warrants to purchase 799,200 shares of the Company’s common stock. Warrants to purchase 320,000 shares of the Company’s common stock at $0.13 per share were issued to the Augustine Fund (see Note 9), and expire July 29, 2010. Warrants to purchase 479,200 shares of the Company’s common stock were issued in a private offering to fifteen investors (the 2005 Third Offering, see Note 6). These warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, through January 31, 2008. The value of the warrant at the time of issuances is immaterial as the exercise price was equal to or greater than the market price of the common shares at that time.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company issued warrants to purchase a total of 280,441 shares of the Company’s common stock, on the following terms: (i) 4,800 shares to an investor in connection with a purchase of the Company’s preferred stock, at a price of $5.00 per share, which expired March 7, 2006 (ii) 15,973 shares to investors in connection with a purchase of the Company’s preferred stock, at a price of $5.00 per share which expired April 15, 2006; (iii) 246,336 shares to an investor in connection with a loan to the Company, originally at a price of $4.00 per share. In connection with an extension of the loan repayment obligation the price was adjusted to $0.875 per share as which expires June 10, 2008; (iv) 13,334 share to a consultant in connection with consulting services, at a price of $1.50 per share, which expires August 29, 2008. The compensation expense related to (iv) above is immaterial.

Note 4. Stockholders’ Equity

Preferred Stock

Each share of the Series A Preferred Stock is convertible into one share of the Company’s common stock. The Series A Preferred Stock may be converted by the holder, at any time after six months from the purchase date. The Series A Preferred Stock vote with the holders of the outstanding shares of Common Stock and not as a separate class or series, except as may be required by law.

The holders of outstanding shares of Series A Preferred Stock (which may be referred to as the “Series A Preferred Stock”) shall be entitled to receive in any fiscal year, dividends, if, when and as declared by the Board of Directors, out of any assets at the time legally available therefore in cash at a rate equal to 7% per share, per annum, of the original liquidation preference of $2.00 per share, subject to adjustment as provided herein. There have been no dividends declared by the Board of Directors of the Company.

During 2006, a review of outstanding preferred stock indicated that an overstatement of 4,800 preferred shares had been made since 2003, and therefore an adjustment to the number of preferred stock outstanding was necessary. A further adjustment was made to the amount of par value of common stock to reflect par value based on the aggregate shares.

In March 2006, the Company issued 4,800 shares of common stock in connection with the conversion, at the request of one stockholder, of 4,800 shares of convertible preferred stock.

In October 2006, the Company issued 15,973 shares of common stock in connection with the conversion, at the request of one stockholder, of 15,973 shares of convertible preferred stock.

Common Stock

During 2006, the Company was contacted by an entity entitled to 990 shares of common stock pursuant to a transaction with the Company in 2002. The share certificate had been issued in 2002, but the Company was unable to deliver the certificate because the stockholder’s contact information was incorrect. Subsequently, the Company cancelled the shares. Therefore, in 2006, the Company reissued the share certificate and delivered it the stockholder.

The amounts related to common stock as of December 31, 2005 were changed because the Company did not convert 4,800 shares of preferred stock until March 2006. It had erroneously been reflected as converted during 2005. The management of the Company believes it had an immaterial impact on the previously reported financial statements.

During 2005, the Company issued an aggregate 410,800 shares to five consultants, directors, and employees. In 2005 there was $103,390 of expenses recorded related to the issuance of these shares. Of this

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount $13,900 related to consulting services, $30,000 related to legal services, $20,000 related to Board expense, and $40,000 related to salary expense.

During 2006, a total of 620,637 shares of common stock were issued to Mr. Code in connection with the R&D Agreement (see Note 1). A consulting expense of $232,739 was recorded in connection with the issuance of these shares.

Note 5. Stock Compensation Plans

2004 Equity Plan

On March 10, 2004, the board of directors approved the Company’s 2004 Equity Plan as a means of providing directors, key employees and consultants additional incentive to provide services for the Company. Both stock options and stock grants may be made under this plan. The Plan sets aside up to 800,000 shares of the Company’s common stock, for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the shareholders. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. As plan administrator, the board has sole discretion to set the price of the options. The Board may at any time amend or terminate the plan. It does not expire on its terms.

No stock was issued in 2005 or 2006 under the Company’s 2004 Equity Plan.

2006 Equity Incentive Plan

On November 1, 2006, the Board adopted the BioLargo, Inc. 2006 Equity Incentive Plan (“2006 Plan”) as a means of providing directors, key employees and consultants additional incentive to provide services for the Company. The 2006 Plan will be presented to the stockholders for approval at the 2007 Annual Meeting of Stockholders. Upon approval by the stockholders, both stock options and stock grants may be made under this plan. The Board administers this plan. The plan allows the Board to award grants of common shares or options to purchase common shares. As plan administrator, the board has sole discretion to set the price of the options. The Board may at any time amend or terminate the plan. It does not expire on its terms.

Under the 2006 Plan 6,000,000 shares of the Company’s common stock are reserved for issuance under awards. Any shares that are represented by awards under the 2006 Plan that are forfeited, expire, or are canceled or settled in cash without delivery of shares, or that are forfeited back to us or reacquired by us after delivery for any reason, or that are tendered to us or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the 2006 Plan, will again be available for awards under the 2006 Plan. Only shares actually issued under the 2006 Plan will reduce the share reserve. If we acquire another entity through a merger or similar transaction and issue replacement awards under the 2006 Plan to employees, officers and directors of the acquired entity, those awards, to the extent permitted under applicable laws and securities exchange rules, will not reduce the number of shares reserved for the 2006 Plan, for these purposes, which were registered with the SEC. Approval of this plan was not submitted to the vote of the shareholders.

The 2006 Plan imposes additional maximum limitations, which limitations will be adjusted to take into account stock splits, reverse stock splits and other similar occurrences. The maximum number of shares that may be issued in connection with incentive stock options granted to any one person in any calendar year intended to qualify under Internal Revenue Code Section 422 is 10,000,000 shares. The maximum number of shares that may be subject to stock options or stock appreciation rights granted to any one person in any calendar year is 5,000,000 shares, except that this limit is 10,000,000 shares if the grant is made in the year of the recipient’s initial employment. The maximum number of shares that may be subject to restricted stock or restricted stock

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units granted to any one person in any calendar year is 5,000,000 shares. The maximum number shares that may be subject to awards granted to any one Participant in any calendar year of (i) performance shares, and/or performance units (the value of which is based on the Fair Market Value of a Shares), is 5,000,000 Shares; and (ii) of performance units (the value of which is not based on the Fair Market Value of a Share) that could result a payment of more than $500,000.

Note 6. Sale of Unregistered Securities

Fall 2006 Offering

Pursuant to a private offering that commenced in September 2006 (the “Fall 2006 Offering”) and terminated in April 2007, the Company offered up to $1,000,000 of its convertible notes (the “Fall 2006 Notes”), which are due and payable on September 13, 2008. Interest will accrue monthly and be paid annually on the Fall 2006 Notes, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, stock purchase warrants (the “Fall 2006 Warrants”) entitling the holder to purchase a number of shares of Company’s Common Stock equal to the number of shares of Common Stock into which the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrants are exercisable at an initial price of $1.25 per share and will expire on September 13, 2009.

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that the Company may incur prior to the Maturity Date. The Fall 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.6875 per share. The Fall 2006 Notes can be converted voluntarily by the noteholder’s at any time prior to the Maturity Date. The Fall 2006 Notes can be converted mandatorily by the Company (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, such circumstances, the Fall 2006 Notes may not be repaid in cash on the Maturity Date and may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the Maturity Date.

From October 1, 2006 through December 31, 2006, the Company received gross and net proceeds of $484,000 from 21 investors and issued Fall 2006 Notes which allow conversion into an aggregate of 704,000 shares of the Company’s common stock and Warrants exercisable for the same number of shares of the Company’s common stock into which the Fall 2006 Notes are convertible.

The Fall 2006 Notes have not been converted and remain outstanding.

2005 - First Offering

In January 2005, pursuant to a private offering that commenced in October 2004 and terminated in January 2005 (the “First Offering”), the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note (the “First Offering Note”) due and payable one year from the date of issuance. The First Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The First Offering Note can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, at an exercise price of $0.10 per share, as adjusted to reflect the Reverse Split, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the First Offering Note into Series A Preferred Stock, on or after the note’s original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the note (the “Buy Back

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision”). If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

On March 21, 2007, the Company converted $30,710, which included $25,000 aggregate principal amount and $5,710 of accrued but unpaid interest, with a conversion price of $0.10 per share, into an aggregate of 307,102 shares of the Company’s common stock. (See Note 15.)

2005 - Second Offering

During 2005, pursuant to a private offering that commenced in January 2005 and terminated in August 2005 (the “Second Offering”), the Company received gross proceeds of $731,120 and net proceeds of $710,870 from 26 outside investors and issued its convertible promissory note (the “Second Offering Note”) due and payable one year from the date of issuance. The Second Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The Second Offering Note can be converted, in whole or in part, into 3,177,589 shares of the Company’s common stock, at an exercise price ranging from $0.10 to $0.40 per share, as adjusted to reflect the Reverse Split, at any time prior to maturity by either the Company or the holder. The holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

On March 21, 2007, the Company converted $850,550 in Second Offering Notes, which included $731,120 aggregate principal amount and $119,430 of accrued but unpaid interest, with various maturity dates and with various conversion prices, into an aggregate of 4,120,720 shares of the Company’s common stock. (See Note 15.)

2005 - Third Offering

Pursuant to another private offering, which commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the “Third Offering Notes”) due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial exercise price of $0.625 per share, as adjusted to reflect the Reverse Split. Purchasers of the Third Offering Notes also received, for no additional consideration, a warrant (the “Third Offering Warrant”) entitling the holder to purchase a number of shares of the Company’s common stock equal to the number of shares of common stock into which the Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial exercise price of $1.25 per share, as adjusted to reflect the Reverse Split, and expires on January 31, 2008. The Company sold additional notes under this offering subsequent to December 31, 2005.

On March 6, 2006, the Company issued additional notes from its private 2005 Third Offering, in the aggregate principal amount of $802,500, due and payable January 31, 2007, to 44 individual investors. Of this amount $777,500 gross and net proceeds were received in 2006, and the balance had been received in 2005.

On March 21, 2007, the Company converted an aggregate principal amount of $1,102,000 of Third Offering Notes and $117,931 of accrued but unpaid interest into an aggregate of 1,951,922 shares of the Company’s common stock, at a conversion price of $0.625 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Issuances

In July 2005, the board of directors of the Company approved the issuance of 240,000 shares of the Company’s common stock, to two directors and one officer, as follows: (i) an aggregate $20,000 owed by the Company to two independent directors for unpaid compensation for serving on the board of directors was paid by the issuance of an aggregate 80,000 shares of common stock, at a share price of $0.25 per share, as adjusted to reflect the Reverse Split; and (ii) $40,000 owed by the Company to an officer of the Company for accrued and unpaid compensation, was paid by the issuance of an aggregate 160,000 shares of common stock, at a share price of $0.25 per share, as adjusted to reflect the Reverse Split.

Also in July 2005, the Company’s board of directors approved the issuance of an aggregate of 175,600 shares of common stock, to two consultants, at a share price of $0.25 per share, as adjusted to reflect the Reverse Split. This issuance was in satisfaction of an aggregate of $43,900 owed by the Company for services previously performed by these individuals.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 8. Convertible Debentures

In December 2000, the Company, through a private placement, issued $3,500,000 principal amount of 6% Convertible Debentures to several investors. These debentures were originally due June 13, 2001 and their maturity date was subsequently extended to December 13, 2001. They were convertible into common stock at an exercise price of $43.75 per share. The interest on the debentures was payable either in cash or shares of common stock, at the discretion of the Company. During 2001, $1,100,000 of the debentures plus accrued interest was converted into 26,652 shares of common stock. During 2002, $2,250,000 of the remaining debentures plus accrued interest was converted into 53,303 shares of common stock.

In December 2002 the Company received a notice from the remaining two debenture holders (the “Remaining Debenture Holders”) requesting conversion of the remaining outstanding $150,000 of debentures. The notice provided that, as a condition to conversion, the certificates representing the shares issuable upon conversion of the debentures would need to be delivered to the Remaining Debenture Holders prior to the end of 2002. Pursuant to the request, and to complete the conversion, the Company issued to the Remaining Debenture Holders 3,841 shares of common stock , and promptly notified the Remaining Debenture Holders’ counsel and the Company’s transfer agent of the approval and ratification of the issuance. However, the actual certificates representing the shares were not delivered to the Remaining Debenture Holders until the first quarter of 2003. The Remaining Debenture Holders then refused acceptance of the shares, claiming that because the actual certificates representing the shares were not delivered in 2002 as specified in the conversion notice, the conversion was invalid and the debentures would therefore remain outstanding and continue to accrue interest until repaid in full. The Remaining Debenture Holders then demanded full payment on their $150,000 of debentures (plus accrued interest).

In June 2003, the Remaining Debenture Holders filed suit in the Orange County Superior Court against the Company claiming it breached the debenture agreement by failing to honor the terms of the notice of conversion. The Company and the Remaining Debenture Holders then entered into a settlement agreement in which the Remaining Debenture holders would convert the debentures into common stock equal to approximately $70,000. The settlement agreement called for conversion into stock over a period of three months. The Company had partially satisfied the obligations under this agreement as of December 31, 2003, and further satisfied its

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations in 2004. As of December 31, 2006 and December 31, 2005, $21,151 remain outstanding as Debentures Payable on the Company’s balance sheet.

Note 9. Loan Agreement - Augustine Loan

On June 10, 2003 the Company entered into a Term Loan Agreement (“Loan Agreement”) with Augustine II, LLC (“Augustine Fund”), pursuant to which Augustine Fund agreed to loan the Company $420,000, payable in installments of $250,000, $100,000, and $70,000 (the “Augustine Loan”). The Company received all scheduled installments, and principal and interest (at an annual rate of 10%) were originally due in full on February 29, 2004. As additional consideration for making the Augustine Loan, Augustine Fund received five year warrants to purchase up to 246,336 shares of common stock, at an exercise price of $4.00 per share as both amounts are adjusted to reflect the Reverse Split. The Company can require that the warrants be exercised if the Company’s shares trade at or above $15 per share, for each trading day within the 30 calendar days prior to the maturity date of the Augustine Loan, trading volume of the shares equals or exceeds 4,000 shares, per day during such period, and the shares of the Company’s common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the “cashless exercise” provisions of the warrants.

In March 2004, Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In consideration of the extension, Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of the Company’s common stock at a 15% discount to market, so long as Augustine Fund’s holdings do not exceed 4.9% of the total issued and outstanding shares of the Company’s common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 246,336 shares of common stock, were re-priced to an exercise price of $0.875 per share as adjusted to reflect the Reverse Split. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of the Company’s common stock.

On March 7, 2005, the Company and the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006 in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 320,000 shares of common stock, at an exercise price of $0.125 per share, for a period of five years as both amounts are adjusted to reflect the Reverse Split. On July 29, 2005, the Company and the Augustine Fund finalized the terms of this amendment to the Augustine Loan and executed formal documentation.

On October 18, 2006, the Company and Augustine Fund agreed to further extend the maturity date of the Augustine Loan to May 1, 2007.

The Loan Agreement is subject to certain requirements that the Company make mandatory prepayments of the Augustine Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, the Company may prepay all or any portion of the Augustine Loan at any time without premium or penalty. The proceeds of the Augustine Loan were used by the Company for working capital. As security for the Augustine Loan, New Millennium (an affiliate of Mr. Calvert) pledged 100,000 shares of common stock, and the Company has granted Augustine Fund a security interest in its ownership interest in the Company’s subsidiary, NuWay Sports, LLC.

The Company recorded interest expense of $115,777 for the year ended December 31, 2006 and $72,478 for the year ended December 31, 2005.

As of December 31, 2006, the principal amount of the loan of $420,000, together with $268,528 in accrued but unpaid interest, had not been repaid. (See Note 15.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Other Loans

In February 2005, the Company amended its obligations to Dr. James Seay under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note, the Company was obligated to pay Dr. Seay $65,000. The Company paid Dr. Seay $30,000 and the balance of $35,000 remained outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 280,000 shares of the Company’s common stock, or $.012 per share, as adjusted to reflect the Reverse Split. In February 2006, this note was further extended to the sooner of June 30, 2006, or the date the Company’s stockholders approve an amended to the Company’s certificate of incorporation increasing the number of authorized shares of common stock. This was approved on March 15, 2007 and, accordingly, on March 29, 2007, the Company converted the principal amount of the note, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of common stock.

On November 1, 2004 the Company converted $25,000 of obligations of a former provider of professional services into a promissory note, which accrues interest at 5% per annum. As of December 31, 2006 the principal amount of the note, together with $5,849 in accrued but unpaid interest, had not be repaid.

During 2004, the Company raised $60,000 pursuant to a private offering and issued convertible promissory notes due and payable one year from the date of issuance. The maturity date of the notes were subsequently extended. As of December 31, 2006, the principle amount of the notes, together with $11,284 in accrued but unpaid interest, had not been repaid. In 2007, the principle amount of these notes, along with $12,512 in accrued and unpaid interest, were converted into 580,095 shares of the Company’s common stock, as adjusted for the Reverse Split.

Note 11. Related Party Transactions

New Millennium

In March 2003, New Millennium purchased from a third party (i) a $1,120,000 promissory note assumed by the Company pursuant to a licensing transaction in October 2002, and (ii) 167,285 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. In exchange, New Millennium issued a $1,120,000 promissory note to the third party, secured by the 167,285 shares of the Company’s common stock, as adjusted to reflect the Reverse Split.

On April 28, 2006, the Company and New Millennium agreed to amend the terms of the $1,120,000 promissory note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

As of December 31, 2006, the principal amount of the note, together with $362,375 in accrued but unpaid interest, had not been repaid. On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remains outstanding on the New Millennium Note, which amount is not due to be paid until January 2008. No additional interest will be accrued on this obligation.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations to Dennis Calvert

In 2003 and 2004, the Company’s President, Dennis Calvert, loaned money to the Company by paying from his personal funds certain of the Company’s expenses. A significant portion of these personal funds was obtained by Mr. Calvert by refinancing his primary residence and cashing out equity thereon. On March 7, 2005, the Company and Mr. Calvert agreed that the $101,770 still outstanding and owed by the Company to Mr. Calvert would be repaid under the terms of a promissory note bearing interest of 10% per annum, requiring monthly payments and maturing on January 15, 2006. As of December 31, 2005, the Company had repaid approximately $92,800 of this loan; approximately $9,000 principle remained outstanding. During January 2006 the balance of this obligation was repaid by the Company.

As of December 31, 2005 and December 31, 2006, the unpaid accrued compensation due Mr. Calvert was $328,821 and $337,796, respectively.

Note 12. Provision for Income Taxes

Any deferred tax assets have been subjected to a 100% valuation allowance, as management is unable to determine that it is more likely than not that such will be realized. Due to changes in the Company’s ownership through various issuance of common stock during 2002 and 2003, the utilization of net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry forwards. The Company has not yet evaluated the status of its net operating loss carry forwards and may not do so until such time as the Company expects operating profits.

The Company has not filed its 2003, 2004 and 2005 Federal and State Income tax returns. Management of the Company does not feel that it will have a material impact on the financial condition of the Company.

Note 13. Commitments and Contingencies

Litigation

In June 2002, Geraldine Lyons, the Company’s former Chief Financial Officer, sued the Company and the Company’s former president Todd Sanders, for breach of her employment contract (the “Lyons case”). The lawsuit was brought in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County in Florida. Ms. Lyons sought $325,000 due under the contract. During 2006, the case was dismissed and the Company reversed the previously accrued liability of $308,334.

In May 2004, the Company was sued by Flight Options, Inc. (“Flight Options”), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleges that the Company owes Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company’s former president Todd Sanders, from his corporation, Devenshire Management Corporation (“Devenshire”). Management of the Company believes that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander’s failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company filed a cross-complaint against Mr. Sanders and Devenshire seeking indemnity and alleging Mr. Sander’s breached his fiduciary duties in connection with the assignment of the lease. The Company’s Legal Defense Agreement with the Augustine Fund applies also to the Flight Options litigation.

On March 17, 2005, the Company settled with Flight Options pursuant to a stipulation that would have allowed the Company to pay Flight Options $100,000 on or before August 5, 2005; if $100,000 was not paid by

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 5, 2005, Flight Options could file a judgment against the Company for $163,310. The Company did not make a payment on or before August 5, 2005. Subsequently, the parties agreed that the Company would pay Flight Options a total of $116,000, which amount was paid. In exchange, Flight Options dismissed the case.

At about the time of the settlement with Flight Options, the Company, Mr. Sanders and Devenshire agreed to submit the matters in the cross-complaint, including the indemnity claim, to binding arbitration. On March 7, 2006, an arbitrator issued a binding award in favor of the Company and against Mr. Sanders for $120,000, and later added $55,000 in attorney fees and costs, for a total award of $175,000. On January 19, 2007, the Superior Court in the County of Orange, state of California, entered a judgment against Mr. Sanders and Devenshire for $184,095. The Company subpoenaed Mr. Sanders in an effort to determine the extent of his assets and ability to pay the judgment. Mr. Sanders did not respond to the subpoena and a bench warrant has been issued for his arrest. Because of Mr. Sanders’ refusal to cooperate with our legal efforts, the Company has not yet collected any amount towards satisfaction of the judgment and the Company can make no assurances it will be able to collect on the judgment.

Legal Fees in this matter have been paid by the Augustine Fund, pursuant to a Legal Defense Agreement between Augustine Fund and the Company. In January 2006, the Augustine Fund and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party.

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

In December of 2002, The Company entered into a five-year employment agreement with the Company’s current president, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. He serves as president, Chief Executive Officer, Interim CFO and Chairman of the Board. In April 2007, this agreement was amended (see Note 15).

In March 2003, the Company entered into a five-year employment agreement with Joseph Provenzano. Mr. Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company’s discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash. In 2005, the Company and Mr. Provenzano agreed that he would work for the Company on an as needed basis. In 2005, the Company paid Mr. Provenzano $39,900 for services performed. In 2006, the Company paid Mr. Provenzano $2,100 and recorded $99,000 of accrued and unpaid compensation for services performed; of this amount, $40,000 related to unpaid compensation for services performed in 2005 which was not recorded in 2005. Subsequent to December 31, 2006, this entire amount was converted into shares of the Company’s common stock (see Note 14).

Stock-Based Commitments

The Company has utilized the services of a number of consultants who were compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, the Company may be obligated to issue additional shares to the consultants.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following as of December 31,

	2005	2006
Accounts payable	$240,181	$32,305
Accrued expense	1,050,409	746,963
Accrued interest	579,053	923,472
Officer payable	328,821	337,796
Board of Director payable	114,199	270,963

Total Accrued Expenses	$2,312,663	$2,311,500

The Company recorded a non-cash gain resulting from the reversal of accrued liabilities totaling $576,554 in 2006. This reversal was attributable to the dismissal of the Lyons case which resulted in the reversal of an accrued liability totaling $308,334 and an additional $47,310 related to the settlement of the Flight Options case. See Note 13. The remaining reversal of accrued liabilities totaling $220,910 was the result of management’s review of its accrued liabilities which it believes it is no longer obligated to pay. This non-cash gain is recorded in the twelve month period ended December 31, 2006 Income Statement.

In 2007, the Company converted $1,775,295 of the December 31, 2006 balance of Accrued Expense into 4,841,955 shares of the Company’s common stock at various conversion rates. Of this amount (i) $608,759 related to Officer and Board of Director payables to five of its current or former officers and directors which was converted into an aggregate of 1,623,359 shares of the Company’s common stock. The conversions were effected at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date; (ii) $645,296 related to Accrued Expenses for consulting services performed in 2006 which were converted into an aggregate of 1,543,953 shares of the Company’s common stock. These conversions were effected at a range of $0.25 - $0.625 per share; and (iii) $521,240 related to Accrued Interest from the Company’s note obligations, which were converted into an aggregate of 1,674,645 shares of the Company’s common stock. This conversion was effected at a range of $0.10 - $0.625 per share.

Note 15. Subsequent Events

The proforma balance sheet gives effect to certain major transactions that took place subsequent to December 31, 2006 as if those transactions were consummated at December 31, 2006, without consideration to recording a charge to expense of $895,014 related to additional costs incurred related to converting certain of the debt based on the market price of the Company’s common stock at the date of conversion which will be recorded in the second quarter of 2007, as follows:

Officer and Board of Director Conversions

On March 15, 2007, the Company converted an aggregate $608,759 of accrued payables to five of its current or former officers and directors into an aggregate of 1,623,359 shares of the Company’s common stock. The conversions described in the preceding sentence were effected at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date.

Note Holders Conversion

On March 21, 2007 the Company converted an aggregate $2,193,688, which is comprised of $1,918,120 principal and $275,568 in accrued but unpaid interest of convertible notes held by 91 investors. These notes had

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various maturity dates and provided for various conversion prices ranging from $0.125 to $0.625 per share , and were converted into an aggregate 6,652,737 shares of the Company’s common stock. Of the $275,568 of accrued but unpaid interest included in this conversion, $246,124 related to interest accrued as of December 31, 2006 and the remaining $29,444 related to interest accrued in 2007 up to the conversion date.

On March 25, 2007, the Company converted its note obligations to Dr. Seay in an aggregate principle amount of $35,000 and $6,598 of accrued but unpaid interest into an aggregate of 332,704 shares of the Company’s common stock, at a conversion price of $0.125 per share.

Shares Issued for Consulting Services

On March 21, 2007 the Company converted an aggregate $740,296 of accrued payables to thirteen of its current or former consultants into an aggregate of 1,803,615 shares of the Company’s common stock. The conversion is described in the preceding sentence were effected at various prices ranging from $0.20 to $0.625 per share, of the $740,296 converted, $645,296 was for services performed prior to December 31, 2006, and the remaining $95,000 was for services performed in 2007.

Augustine Loan Conversion

On April 11, 2007, the Augustine Fund converted an aggregate $717,138, which is comprised of $420,000 in principal and $277,130 of accrued but unpaid interest on the Augustine Note into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of our issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, we waived this limitation. Of the $297,130 of accrued but unpaid interest included in this conversion, $268,528 related to interest accrued as of December 31, 2006, and the remaining $28,610 related to interest accrued in 2007 up to the conversion date.

New Millennium Conversion

On April 13, 2007, New Millennium converted the $900,000 principal amount of a note, as amended (the “New Millennium Note”) into 1,636,364 shares of the Company’s common stock.

The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer.

Issuance to IOWC

On April 30, 2007, the Company completed its acquisition of the Biolargo technologies from IOWC and issued 22,139,120 shares of the Company’s common stock.

Sales of Unregistered Securities

From January 1, 2007, through April 25, 2007 the Company received gross and net proceeds of $516,000 from 22 investors and issued Fall 2006 Notes, which allow conversion into an aggregate of 750,545 shares of the common stock, and Fall 2006 Warrants exercisable for a number of shares of the Company’s common stock equal to the number of shares of Common Stock into which the Fall 2006 Notes are convertible.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The offerings and the sales of securities pursuant to the Fall 2006 Offering and the conversions described above are being made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Amendment to Certificate of Incorporation and Updated Trading Symbol

On March 15, 2007 the Company’s stockholders approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to the certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, the Company has obtained a new trading symbol. The Company will continue to trade on the Pink Sheets under its new trading symbol “BLGO” effective March 21, 2007.

Reverse Stock Split

On March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 19, 2007, the Company completed, a 1-for-25 reverse split of its common stock. Additionally, on March 15, 2007, the Company’s stockholders approved and the Company has filed, an amendment to the Company’s certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, on a post-reverse stock split basis.

Calvert Employment Agreement

In connection with the acquisition of the BioLargo technology, the Company also entered into a new employment agreement dated April 30, 2007 with Dennis Calvert, the Company’s President and Chief Executive Officer (the “Calvert Employment Agreement”). The previous employment agreement with Mr. Calvert, dated December 11, 2002, was terminated.

The Calvert Employment Agreement provides that Mr. Calvert will serve as the President and Chief Executive Officer of the Company, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee may determine from time to time. In addition, Mr. Calvert will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Calvert is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

The Calvert Employment Agreement provides that Mr. Calvert will be granted an option (the “Option”) to purchase 7,733,259 shares of the Company’s common stock. The Option shall be a non-qualified stock option, shall be exercisable at $0.18 per share, shall be exercisable for ten years from the date of grant and shall vest over time as follows:

First anniversary of the date of this Agreement	2,577,753
Second anniversary of the date of this Agreement	2,577,753
Third anniversary of the date of this Agreement	2,577,753

Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. Consistent with the foregoing, the precise terms and conditions of the agreement evidencing the Option to be entered into between the Company and Mr. Calvert shall be as determined by the Board of Directors and/or the Compensation Committee.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to disability, for cause or without cause. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. If Mr. Calvert’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Mr. Calvert’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Change in Control; Election of Mr. Code as Director

The acquisition of the BioLargo technology resulted in a change of control of the Company. In connection with the completion of the acquisition of the BioLargo technology, the Company issued 22,139,012 shares of its common stock, as adjusted for the Reverse Split, to IOWC (the “IOWC Shares”). IOWC is controlled by Mr. Code. The IOWC Shares, together with 620,637 shares of common stock, as adjusted for the Reverse Split, previously issued to Mr. Code under the Consulting Agreement, constitute approximately 57.8% of the Company’s issued and outstanding stock as of April 30, 2007.

Under Delaware law, Mr. Code has the power to elect each of the members of our Board of Directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. In connection with the completion of the acquisition of the BioLargo technology on April 30, 2007, Mr. Code was elected as a director of the Company. Additionally, the Code Employment Agreement provides that during the term of the Code Employment Agreement the Company shall cause to have Mr. Code nominated for election as a director to serve on the Board of Directors Mr. Code also serves as our Chief Technology Officer, which is an executive officer position.

Kenneth Reay Code is the founder and principal stockholder of IOWC, a company which is engaged in the research and development of advanced disinfection technology and substantially all of whose assets the Company purchased in April 2007. From December 2000 to the present, Mr. Code has been President of IOWC. From December 2000 through October 2003, Mr. Code also served as a director and Vice Chairman of BioLargo Technologies Inc., where he was engaged in pre-commercial efforts to seat inorganic disinfection technologies into the non-woven air-laid industry. Mr. Code has authored several publications concerning, and has filed several patent applications applying, disinfection technology. Mr. Code graduated from the University of Calgary, Alberta, Canada.

The Board of the Directors of the Company has determined that Mr. Code is not independent as defined under NASDAQ Marketplace rules. Mr. Code does not serve on any committees of the Board.

INDEX TO PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS

General Note	F-31
Pro Forma Consolidating Balance Sheets as of December 31, 2006	F-32
Pro Forma Consolidating Statements of Operations for the year ended December 31, 2006	F-33
Notes to Pro Forma Consolidating Financial Statements	F-34

BIOLARGO, INC. AND IOWC TECHNOLOGIES, INC

PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS

OF BIOLARGO, INC. AND IOWC TECHNOLOGIES, INC.

General Note

The following pro forma unaudited consolidating financial statements of the Company and IOWC are presented here to provide information on the financial history of the combined entities, although the Company is not acquiring IOWC. The Company however is acquiring IOWCs significant asset (its developed technology, the “BioLargo technology”) through the Asset Purchase Agreement executed on April 30, 2007.

In connection with the completion of the acquisition of the BioLargo technology, the Company issued an aggregate 22,139,012 shares, or approximately 56.3% of its issued and outstanding common stock, to IOWC. In connection with an agreement with IOWC and its sole stockholder (Mr. Code), the Company issued an additional 620,637 shares of its common stock issued to Mr. Code. This issuance has been reflected as a charge to income based on the valuation of the shares issued to him.

These unaudited proforma consolidating financial statements should be read in conjunction with the historical financial statements of the Company and the accompanying disclosures contained in this Annual Report or which are incorporated by reference herein. These proforma financial statements are provided for informational purposes only and do not purport to represent what the Company’s financial position or results of operations would actually have been had the transactions with IOWC been consummated on the dates of such statements or to project results of operations or financial position for any future period.

BIOLARGO, INC. AND IOWC TECHNOLOGIES, INC

PRO FORMA CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(UNAUDITED)

ASSETS
	BioLargo, Inc.	IOWC Technologies, Inc.	Adjustments	PROFORMA Consolidated
CURRENT ASSETS
Cash and Cash Equivalents	$229,334	$39,742	$(39,742)	$229,334
Prepaid Expenses	16,500	—	—	16,500

Total Current Assets	245,834	39,742	(39,742)	245,834

TOTAL ASSETS	$245,834	$39,742	$(39,742)	$245,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,311,500	$—	$—	$2,311,500
Notes Payable	3,782,070	—	—	3,782,070
Debentures Payable, Net	21,151	—	—	21,151

Total Current Liabilities	6,114,721	—	—	6,114,721

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 Par Value, 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding at December 31, 2006	—	—	—	—
Common Stock, $.00067 Par Value, 100,000,000 Shares Authorized, 25,274,834 Shares Issued At December 31, 2006	52,256	1	14,755	67,012
Additional Paid-In Capital	23,618,750	769,107	(620,928)	23,766,929
Accumulated Deficit	(29,539,893)	(729,366)	566,431	(29,702,829)

Total Stockholders’ Deficit	(5,868,887)	39,742	(39,742)	(5,868,887)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$245,834	$39,742	$(39,742)	$245,834

See accompanying notes to pro forma consolidating financial statements

BIOLARGO, INC. AND IOWC TECHNOLOGIES, INC.

PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(UNAUDITED)

	BioLargo, Inc.	IOWC Technologies, Inc.	Adjustments	PROFORMA Consolidated
Revenue
Total revenues	$—	$—	$—	$—

Costs and expenses
Selling, general and administrative	1,632,856	162,936	—	1,795,792
Research and development	129,522	—	—	129,522

Total costs and expenses	1,762,378	163,936	—	1,925,314

Loss from operations	(1,762,378)	(162,936)	—	(1,925,314)

Other income and (expense)
Interest expense	(344,882)	—	—	(344,882)
Reversal of accruals related to prior periods	576,554	—	—	576,554
Reduction in note payable to related party	220,000	—	—	220,000

Net other income	451,672	—	—	451,672

Net loss	$(1,310,706)	$(162,936)	$—	$(1,473,642)

Loss per common share – basic and diluted
Loss per share	$(0.48)			$(0.54)

Weighted average common share equivalents outstanding	2,742,406			2,742,406

See accompanying notes to pro forma consolidating financial statements

BIOLARGO, INC. AND IOWC TECHNOLOGIES, INC.

NOTES TO PRO FORMA CONSOLIDATING

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

Both entities (BioLargo and IOWC) had no continuing business operations as of December 31, 2005 and December 31, 2006. BioLargo, Inc. (the “Company”) operated as a shell company during the twelve-month period ended December 31, 2006 and December 31, 2005, and operations primarily consisted of the Company seeking funding, maintaining the corporate entity, complying with the reporting and other requirements of the Securities Exchange Commission (the “SEC”), engaging in ongoing research and development for the BioLargo Technology (as defined below), engaging in initial marketing activities for the BioLargo Technology and planning for the consummation of certain proposed transactions (the “Transactions”), as described below. See discussion of the Transactions with IOWC Technologies, Inc. (“IOWC”), below.

The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending December 31, 2007 and beyond. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital. If the Company is able to acquire IOWC’s assets, it will need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

Note 2. Transactions between BioLargo, Inc. and IOWC Technologies Inc.

Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement dated April 30, 2007 between the Company, Mr. Code and IOWC Technologies, Inc. (the “Asset Purchase Agreement”), the Company purchased, transferred and assigned all of their rights, title and interests to two U.S. patents and related intellectual property, as well as the records related to the patents and intellectual property.

In addition to the Code Stock issued in August 2006 and as further and full payment for IOWC’s obligations set forth in the M&L Agreement, pursuant to the Asset Purchase Agreement, IOWC Technologies, Inc. received a total of 22,139,012 shares of BioLargo, Inc. common stock (trading symbol “BLGO”) comprising, in the aggregate, the IOWC Stock, as follows:

•	Licensing Rights. As full payment for the license granted to BLTI, IOWC Technologies, Inc. received 16,462,342 shares of BioLargo, Inc. common stock.

•	Assigned Agreements. As full payment for the assignment of the Assigned Agreements, IOWC Technologies, Inc. received an additional 5,109,003 shares of BioLargo, Inc. common stock.

•

Asset Purchase Agreement. As full payment for the transfer of any intellectual property under the terms of the Asset Purchase Agreement, IOWC Technologies, Inc. received an additional 567,667 shares of BioLargo, Inc. common stock.

•

Total Consideration. The total common stock issued to IOWC for all components of the transactions equals 22,139,012 shares of BioLargo, Inc. common stock. Additionally, Mr. Code has already been issued 620,637 shares of the Company’s common stock in connection with the R&D Agreement.

Subsequent to the closing, the Company and Code will own approximately 57.8% of BioLargo, Inc.

Note 3. Adjustment for Issuance of Common Stock

The adjustment for the acquisition of the developed technology from IOWC is based on the number of shares of BioLargo, Inc common stock required to be issued for the sellers.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation filed March 16, 2007

3.2	Certificate of Designations creating Series A Preferred Stock(6)

3.3	Bylaws, as amended and restated(1)

4.1	Form of Warrant to Purchase Common Stock issued to preferred stockholders(6)

4.2	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(6)

4.3	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(3)

4.4	Term Loan Agreement dated as of June 10, 2003 between the Company and Augustine II LLC(4)

4.7	Amendment No. 1 dated as of March 30, 2004 to Term Loan Agreement between the Company and Augustine II, LLC(6)

4.5	Amendment No. 2 dated as of July 20, 2005 to Term Loan Agreement between the Company and Augustine II, LLC(9)

4.6	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(9)

4.7	Amendment No. 3 dated as of May 1, 2006 to Term Loan Agreement between the Company and Augustine II, LLC(11)

4.8	Third Amended and Restated Convertible Term Note of the Company issued to Augustine II, LLC(11)

4.9	Convertible Loan Agreement and Note between the Company and James Burchard(6)

4.10	Promissory Note dated November 20, 2003 issued by the Company to James Seay, DDS.(6)

4.11	Amendment No. 1 dated February 10, 2005 to Promissory Note issued to James Seay(8)

4.12	Conversion Agreement with New Millennium dated October 16, 2003(5)

4.13	Warrant to purchase shares of common stock held by Arthur Lipper(6)

4.14	Unsecured Promissory Note dated March 7, 2005 issued to Dennis Calvert(7)

4.15	Form of Convertible Term Note issued in Second Offering(8)

4.16	Form of Warrant issued in the Second Offering (10)

4.17	Form of Convertible Note issued in the Third Offering(10)

4.18	Form of Warrant issued in the Third Offering (10)

4.19	Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC(4)

4.20	Form of Promissory Note issued in the Fall 2006 Offering (16)

4.21*	Form of Warrant issued in the Fall 2006 Offering

4.22*	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC.

1

Exhibit No.	Description of Exhibit

10.1†	Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003(2)

10.2	Marketing and License Agreement dated as of December 31, 2005 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(10)

10.3	Consulting Agreement dated as of January 1, 2006 between the Company and Kenneth Reay Code(11)

10.4	Amendment No. 1 to Consulting Agreement between the Company and Kenneth Reay Code(13)

10.5	Amendment No. 2 to Consulting Agreement between the Company and Kenneth Reay Code(14)

10.6	Research and Development Agreement dated as of August 11, 2006 among the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc. and Kenneth Reay Code(12)

10.7	Amendment No. 1 dated August 14, 2006 to Research and Development Agreement(12)

10.8	Amendment No. 2 dated December 20, 2006 to Research and Development Agreement(13)

10.9	Amendment No. 3 dated March 30, 2007 to Research and Development Agreement(14)

10.10*	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code

10.11*†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert

10.12*†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code

10.13*	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis

10.14*	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.

10.15*	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc.

10.16*	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc.

10.17*	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc.

10.18*	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc.

10.19*	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc.

10.20*	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc.

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.

2

(2)	Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(3)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.
(4)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(6)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(7)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(8)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.
(9)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.
(11)	Incorporated by reference from the Form 8-K filed by the Company on October 19, 2006.
(12)	Incorporated by reference from the Form 8-K filed by the Company on August 16, 2006.
(13)	Incorporated by reference from the Form 8-K filed by the Company on December 21, 2006
(14)	Incorporated by reference from the Form 8-K filed by the Company on April 5, 2007.
(15)	Incorporated by reference from the Form 8-K filed by the Company on June 23, 2006.
(16)	Incorporated by reference from the Form 8-K filed by the Company on December 4, 2006.

3