Form 10QSB
period 2007-03-31
BIOLARGO, INC.
filed 2007-05-18
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2603 Main Street, Suite 1155

Irvine, California 92614

(Address, including zip code, of principal executive offices)

(949) 235-8062

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0067 par

value.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2007 was 39,355,166 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BIOLAR GO, INC.

FORM 10-QSB

INDEX

PART I

PART II

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND MARCH 31, 2007, AND

UNAUDITED PROFORMA CONSOLIDATED BALANCE SHEET MARCH 31, 2007

ASSETS

	December 31, 2006	March 31, 2007 (unaudited)	Proforma March 31, 2007 (see Note 8) (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$146,561	$146,561
Prepaid expenses	16,500	6,763	6,763

Total current assets	245,834	153,324	153,324

TOTAL ASSETS	$245,834	$153,324	$153,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$1,436,909	$596,350
Notes payable	3,782,070	2,152,950	832,950
Debentures payable, net	21,151	21,151	21,151

Total current liabilities	6,114,721	3,610,547	1,450,451

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2007 and at December 31, 2006	—	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 12,269,622 and 3,135,822 shares issued At March 31, 2007 and December 31, 2006, respectively (Proforma 39,355,166 Shares Issued and Outstanding)	52,256	58,376	76,222
Additional paid-in capital	23,618,750	27,614,178	29,890,631
Accumulated deficit	(29,539,893)	(31,130,240)	(31,264,281)

Total stockholders’ deficit	(5,868,887)	(3,457,686)	(1,297,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$153,324	$153,324

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED

MARCH 31, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended March 31,
	2006	2007
Revenue	$—	$—

Total revenues	—	—

Costs and expenses
Selling, general and administrative	333,708	553,670
Research and development	19,769	18,492

Total costs and expenses	353,477	572,162

Loss from operations	(353,477)	(572,162)

Other income and expense
Interest expense	(88,161)	(952,560)

Net other expense	(88,161)	(952,560)

Net loss	$(441,638)	$(1,590,347)

Loss per common share – basic and diluted
Loss per share	$(0.18)	$(0.37)

Weighted average common share equivalents outstanding	2,498,140	4,281,186

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$23,618,750	$(29,539,893)	$(5,868,887)

CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)			6,985,441	4,680	3,125,610		3,130,290

SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)			525,000	352	262,147		262,499

CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES			1,623,359	1,088	607,671		608,759

NET LOSS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007						(1,590,347)	(1,590,347)

BALANCE MARCH 31, 2007	—	$—	12,269,622	$58,376	$27,548,553	$(31,130,240)	$(3,457,686)

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED

MARCH 31, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(441,638)	$(1,590,347)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Conversion of Note Payable obligations Non-Cash interest expense	—	960,639
(Increase) decrease in Prepaid Expenses	(63,750)	9,737
Increase in Accounts Payable and Accrued Expenses	91,463	213,198

Net Cash Used In Operating Activities	(413,925)	(406,773)

CASH FLOWS FROM INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Funds from Loan	777,500	324,000

Net Cash Provided By Financing Activities	777,500	324,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	363,575	(82,773)

CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$647,037	$146,561

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—

Income Taxes	$—	$—

Conversion of Note Payable to Shares of the Company’s Common Stock	$—	$2,235,276

Conversion of Accrued Expenses to Shares of the Company’s Common Stock:
Board of Director and Officer Payable	$—	$608,759

Consultant Payable	$—	$196,875

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Accounting Policies-Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, account payables and accrued expenses and taxes, among others.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the BioLargo, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Business and Organization

Outlook

BioLargo, Inc. (the “Company”) had no continuing business operations as of March 31, 2007 and until the completion of the acquisition of the BioLargo technology on April 30, 2007, and operated as a public shell prior to such date.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $1,590,374 for the three-month period ended March 31, 2007, negative cash flow from operating activities of $406,773 for the three-month period ended March 31, 2007, and an accumulated stockholders’ deficit of $31,130,240 as of March 31, 2007. Also, as of March 31, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $146,561 at March 31, 2007. The Company had no revenues in the three-month period ended March 31, 2007, and its financing activities funded operations.

During the quarter ended March 31, 2007, the Company sold an aggregate $324,000 principal amount of its promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 16 investors. Additionally, from April 1, 2007 through April 25, 2007, the Company sold the remaining $192,000 principal amount of Fall 2006 Notes to six investors. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2007, the Company has $2,152,950 aggregate principal amount of its promissory notes that mature at various times during 2007 and 2008. This amount primarily includes (i) a note totaling $900,000 due to New Millennium Capital Partners, LLC (“New Millennium”) (see Note 6); (ii) Augustine Loan totaling $420,000 (see Note 5); (iii) convertible notes totaling $808,000 (see Note 3); (iv) promissory note totaling $25,000 due to a former professional for legal services (see Note 7). Of the $2,152,950 outstanding as of March 31, 2007, an aggregate amount of $1,320,000 was subsequently converted into shares of the Company’s common stock. (See Note 8.) The Company does not presently have funds sufficient to repay these remaining obligations as they mature. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

On March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 21, 2007, the Company completed a 1-for-25 reverse split of its common stock (the “Reverse Split”).

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

Organization

On March 15, 2007 the Company’s stockholders approved, and the Company has completed, an increase in its authorized capital stock and a corporate name change, changing its name from NuWay Medical, Inc. to BioLargo, Inc. The amendment to the certificate of incorporation reflecting the increase in stock and name change was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, on March 21, 2007 the Company began trading under a new symbol, “BLGO”, under which it will continue to trade on the Pink Sheets.

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

Letter of Intent

In July 2005, the Company entered into a letter of intent (“LOI”) with IOWC. The LOI set out the terms for the acquisition of certain assets of IOWC consisting of certain intellectual property, including two United States patents and two licenses and/or distributor agreements pursuant to which IOWC had licensed certain of its technologies for use in products designed for distribution in the food, medical and biohazardous material transportation industries. In connection with the transactions contemplated by the

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

LOI, the Company agreed to issue up to 51% of its common stock to IOWC. The LOI provided that the transactions contemplated by the LOI would be completed pursuant to the terms of an asset purchase agreement as well as a research and development agreement. In addition, the LOI required certain stockholders approvals as a condition to the closing of the transactions contemplated by the LOI including approval of the issuance of the shares of the Company’s common stock to IOWC, a reverse stock split and an increase in the authorized capital stock of the Company.

As the parties worked toward preparing the documentation called for by the LOI and as the Company began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allowing the Company to call a meeting of its stockholders for the purpose of approving the issuance of shares of its common stock in connection with the acquisition of the BioLargo technology.

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

Licenses Granted to BLTI. Pursuant to the terms of the M&L Agreement, IOWC granted to BLTI a license, with respect to the BioLargo technology, to further develop the technology, to further develop existing and new products based on that technology, and to produce, market, sell and distribute any such products, through its own means, or by contract or assignment to third parties or otherwise, including without limitation:

•

Technology Development Rights. Exclusive worldwide rights to expand and improve upon the existing BioLargo technology, to conduct research and development activities based on the BioLargo technology, and to contract with third parties for such research and development activities; and any improvements on the BioLargo technology, or any new technology resulting such efforts of BLTI, shall be owned solely by BLTI.

•

Product Development Rights. Exclusive worldwide rights to expand and improve upon the existing products incorporating the BioLargo technology, to conduct research and development activities to create new products for market, and to contract with third parties for such research and development activities. Any new products created by BLTI resulting from these efforts shall be owned solely by BLTI.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The R&D Agreement provides that the Company will own, and will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Mr. Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of the Company’s business.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Indemnification. Under the Asset Purchase Agreement, IOWC and Mr. Code have agreed, jointly and severally, to indemnify the Company and each of its officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Mr. Code;

•	breach of the representations or warranties made by IOWC or Mr. Code;

•	default in any agreements made by IOWC or Mr. Code;

•	taxes of any kind that arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating to employee matters.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Calvert Employment Agreement

In connection with the closing of the acquisition of the BioLargo technology, the Company also entered into a new employment agreement with Dennis Calvert, the Company’s President and Chief Executive Officer. (See Note 8.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Sale of Unregistered Securities

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

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that the Company may incur prior to the Maturity Date. The Fall 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.6875 per share. The Fall 2006 Notes can be converted voluntarily by the noteholders at any time prior to the Maturity Date. The Fall 2006 Notes can be converted mandatorily by the Company (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, under such circumstances, the Fall 2006 Notes may be repaid in cash on the Maturity Date or may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the Maturity Date.

From September 13, 2006 through March 31, 2007, the Company received gross and net proceeds of $808,000 from 37 investors and issued Fall 2006 Notes which allow conversion into an aggregate of 1,175,288 shares of the Company’s common stock and Warrants exercisable for the same number of shares of the Company’s common stock into which the Fall 2006 Notes are convertible.

The Fall 2006 Notes have not been converted and remain outstanding.

2005—First Offering

In January 2005, pursuant to a private offering that commenced in October 2004 and terminated in January 2005 (the “First Offering”), the Company received gross and net proceeds of $25,000 from an outside investor and issued its convertible promissory note (the “First Offering Note”) due and payable one year from the date of issuance. The First Offering Note bears interest at a rate of 10% per annum, payable on the maturity date. The First Offering Note can be converted, in whole or in part, into shares of the Company’s Series A Preferred stock, at an exercise price of $0.10 per share, as adjusted to reflect the Reverse Split, at any time prior to maturity by either the Company or the lender. Each share of Series A Preferred Stock may be converted by the holder into one share of the Company’s common stock. If the noteholder converts the First Offering Note into Series A Preferred Stock, on or after the note’s original maturity date the noteholder may require the Company to buy back the shares of Series A Preferred Stock for 110% of the principal amount of the note (the “Buy Back Provision”). If the Company is unable to do so, the Company’s president, Dennis Calvert, has agreed to buy back the shares on the same terms. If shares of Series A Preferred Stock are converted into common stock, the holder has the right to include (piggyback) the shares of common stock in a registration of securities filed by the Company, other than on Form S-4 or Form S-8.

On March 21, 2007, the Company converted $30,710, which included $25,000 aggregate principal amount and $5,710 of accrued but unpaid interest, with a conversion price of $0.10 per share, into an aggregate of 307,102 shares of the Company’s common stock.

2005— Second Offering

During 2005, pursuant to a private offering that commenced in January 2005 and terminated in August 2005 (the “Second Offering”), the Company received gross proceeds of $731,120 and net proceeds of $710,870 from 26 outside investors and issued its

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

2005—Third Offering

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

The Company recorded an additional non-cash interest expense of $895,014 related to the conversion of an aggregate principle amount of $1,953,120 in note payable obligations, because the conversion common stock price set forth in these notes was less than the market price of the Company’s common stock on the date of conversion.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses included the following:

	December 31, 2006	March 31, 2007	Proforma March 31, 2007 (see Note 8)
Accounts payable	$32,305	$32,305	$32,305
Accrued expense	746,963	694,240	150,819
Accrued interest	923,472	698,864	401,726
Officer payable	337,736	—	—
Board of Director payable	270,963	11,500	11,500

Total Accrued Expenses	$2,311,500	$1,436,909	$596,350

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On March 15, 2007, the Company converted $608,759 of Officer and Board of Director payables to five of its current or former officers and directors into 1,623,359 shares of the Company’s common stock at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date various conversion rates.

On March 21, 2007, the Company converted $986,420 of Accounts Payable and Accrued Expenses into shares of the Company’s common stock at various conversion rates. Of this amount (i) $246,124 related to Accrued Interest from the Company’s note obligations, which were converted into an aggregate of 866,854 shares of the Company’s common stock, at a price range of $0.10 -$0.625 per share under the terms of the note obligations; (ii) $196,875 related to consulting services, which were converted into 525,000 shares of the Company’s common stock at $0.375 per share. An expense totaling $65,625 was recorded in the three-month period ended March 31, 2007 in connection with (ii) as the conversion common stock price was less than the market price of the Company’s common stock at the date of conversion; and (iii) $543,421 related to consulting services, which were converted into an aggregate of 1,803,615 shares of the Company’s common stock, at prices agreed upon with each consultant ranging between $0.25 to $0.625 per share. The stock certificates for the conversion in (iii) were delivered to the consultants after March 31, 2007, and thus $543,421 of the converted accrued payables remain on the balance sheet at March 31, 2007. (See Note 8.)

Note 5. Extension of Augustine Loan

On October 18, 2006, the Company and Augustine Fund agreed to further extend the maturity date of the Augustine Loan to May 1, 2007.

The Company recorded interest expense of $25,514 for the three-month period ended March 31, 2007 and $21,831 for the three-month period ended March 31, 2006.

As of March 31, 2007, the principal amount of the loan of $420,000, together with $294,042 in accrued but unpaid interest, had not been repaid. On April 11, 2007, the Augustine Fund elected to convert this obligation into shares of our common stock. (See Note 8.)

Note 6. Related Party Transactions

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2007, the principal amount of the note, together with $377,408 in accrued but unpaid interest, had not been repaid. (See Note 8.) On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remains outstanding on the New Millennium Note, which amount is not due to be paid until January 2008. No additional interest will be accrued on this obligation.

Note 7. Other Loans

In February 2005, the Company amended its obligations to Dr. James Seay under its promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note, the Company was obligated to pay Dr. Seay $65,000. The Company paid Dr. Seay $30,000 and the balance of $35,000 remained outstanding. The amendment to the note entered into on February 10, 2005, (i) extends the maturity date of the note to February 3, 2006, (ii) provides for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allows for the conversion of the note into 280,000 shares of the Company’s common stock, or $0.125 per share, as adjusted to reflect the Reverse Split. In February 2006, this note was further extended to the sooner of June 30, 2006, or the date the Company’s stockholders approve an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock. This was approved on March 15, 2007 and, accordingly, on March 29, 2007, the Company converted the principal amount of the note, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of common stock at a share price of $0.125 per share.

On November 1, 2004 the Company converted $25,000 of obligations of a former provider of professional services into a promissory note, which accrues interest at 5% per annum. As of March 31, 2007 the principal amount of the note, together with $3,237 in accrued but unpaid interest, had not been repaid.

During 2004, the Company raised $60,000 pursuant to a private offering and issued convertible promissory notes due and payable one year from the date of issuance. The maturity date of the notes were subsequently extended. As of December 31, 2006, the principal amount of the notes, together with $11,284 in accrued but unpaid interest, had not been repaid. On March 29, 2007, the principle amount of these notes, along with $12,512 in accrued and unpaid interest, were converted into 580,095 shares of the Company’s common stock.

Note 8. Subsequent Events

The proforma balance sheet gives effect to certain major transactions that took place subsequent to March 31, 2007 as if those transactions were consummated at March 31, 2007, without consideration to recording a charge to expense of $134,041 related to additional costs incurred related to converting certain account payable obligations based on the market price of the Company’s common stock at the date of conversion, which will be recorded in the second quarter of 2007, as follows:

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Shares Issued for Consulting Services

On March 21, 2007 the Company converted an aggregate $740,296 of accrued payables to thirteen of its current or former consultants into an aggregate of 1,803,615 shares of the Company’s common stock. The conversion is described in the preceding sentence were effected at various prices ranging from $0.20 to $0.625 per share. Of the $740,296 converted, $645,296 was for services performed prior to December 31, 2006, and the remaining $95,000 was for services performed in 2007. Of the 1,803,615 shares issued, (i) 525,000 shares of common stock were issued during the quarter ended March 31, 2007, leaving $543,421 of accrued payables on the balance sheet as of such date, and (ii) the balance of 1,278,615 shares were issued during the quarter ending June 30, 2007.

The Company recorded an additional non-cash interest expense of $134,031 related to the conversion of the foregoing payables, because the conversion common stock price was less than the market price of the Company’s common stock on the date of conversion.

Augustine Loan Conversion

On April 11, 2007, the Augustine Fund converted an aggregate $717,138, which is comprised of $420,000 in principal and $277,138 of accrued but unpaid interest on the Augustine Note into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of the Company’s issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, the Company waived this limitation. Of the $297,138 of accrued but unpaid interest included in this conversion, $294,042 related to interest accrued as of March 31, 2007, and the remaining $3,096 related to interest accrued in the second quarter 2007.

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

Sales of Unregistered Securities

From April 1, 2007, through April 25, 2007 the Company received gross and net proceeds of 192,000 from six investors and issued Fall 2006 Notes, which allow conversion into an aggregate of 279,276 shares of the common stock, and Fall 2006 Warrants exercisable for a number of shares of the Company’s common stock equal to the number of shares of Common Stock into which the Fall 2006 Notes are convertible.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Reverse Split, to IOWC (the “IOWC Shares”). IOWC is controlled by Mr. Code. The IOWC Shares, together with 620,637 shares of common stock, as adjusted for the Reverse Split, previously issued to Mr. Code under the Consulting Agreement, constitute approximately 57.8% of the Company’s issued and outstanding stock as of April 30, 2007.

Under Delaware law, Mr. Code has the power to elect each of the members of our Board of Directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. In connection with the completion of the acquisition of the BioLargo technology on April 30, 2007, Mr. Code was elected as a director of the Company. Additionally, the Code Employment Agreement provides that during the term of the Code Employment Agreement the Company shall cause to have Mr. Code nominated for election as a director to serve on the Board of Directors Mr. Code also serves as the Company’s Chief Technology Officer, which is an executive officer position.

Mr. Code is the founder and principal stockholder of IOWC, a company which is engaged in the research and development of advanced disinfection technology and substantially all of whose assets the Company purchased in April 2007. From December 2000 to the present, Mr. Code has been President of IOWC. From December 2000 through October 2003, Mr. Code also served as a director and Vice Chairman of BioLargo Technologies Inc., where he was engaged in pre-commercial efforts to seat inorganic disinfection technologies into the non-woven air-laid industry. Mr. Code has authored several publications concerning, and has filed several patent applications applying, disinfection technology. Mr. Code graduated from the University of Calgary, Alberta, Canada.

The Board of the Directors of the Company has determined that Mr. Code is not independent as defined under NASDAQ Marketplace rules. Mr. Code does not serve on any committees of the Board.

Item 2.	Management’s Discussion and Analysis

This Quarterly Report on Form 10-QSB of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

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

Such statements, which include statements concerning future revenue sources and concentrations, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-QSB, that could cause actual results to differ materially from those projected.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of March 31, 2007, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, which is sometimes referred to separately as BLTI, and NuWay Sports, LLC, a California limited liability company.

General Note

On March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 21, 2007, the Company completed a 1-for-25 reverse split of its common stock (the “Reverse Split”).

Additionally, on March 15, 2007, the Company’s stockholders approved and the Company has filed, an amendment to the Company’s certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Unless specifically stated otherwise, all references in this Report to the Company’s common stock are stated on a post-Reverse Split basis.

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

The Company had no continuing business operations as of March 31, 2007 and until the completion of the acquisition of the BioLargo technology on April 30, 2007, and operated as a public shell prior to such date.

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

Our current business plan calls for us to license our BioLargo technology to others for incorporation into existing and newly-created products across numerous industry verticals. Currently, we do not intend to manufacture our own products. We intend to work with manufacturers on a contract-for-hire basis, or on a project–by–project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating the BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. However, while we have been engaged in extensive negotiations with numerous potential licensees and other users of products incorporating the BioLargo technology, there are no such agreements in place to date and therefore we cannot forecast when we will first generate revenues, if at all.

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

As of May 18, 2007, none of the sales and marketing efforts discussed above has generated any revenue, there are no agreements in place and therefore we cannot forecast when we will first generate revenues, if at all.

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

Results of Operations—Comparison of the Quarter Ended March 31, 2007 and 2006

Revenue

We had no revenues from operations during either the quarter ended March 31, 2007 or March 31, 2006.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $619,000 for the quarter ended March 31, 2007, as compared to $334,000 for the quarter ended March 31, 2006, an increase of $285,000. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $56,000 for the quarter ended March 31, 2007, compared to $46,000 for the quarter ended March 31, 2006, an increase of $10,000. The increase is primarily attributable to an increase in Calvert’s salary per his employment agreement and a reduced salary related to Mr. Provenzano, the Company’s Secretary.

b. Consulting Expenses: These expenses were $140,000 for the quarter ended March 31, 2007, compared $133,000 for the quarter ended March 31, 2006, an increase of $7,000. Our utilization of full-time and part-time consultants is consistent with executing our business plan to commercialize the BioLargo technology; to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets; with advising the Company in various respects regarding the BioLargo business and opportunities; further product development and design; financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services.

c. Professional Fees: These expenses were $288,000 for the quarter ended March 31, 2007, compared to $114,000 for the quarter ended March 31, 2006, an increase of $174,000. The increase is primarily attributable to an increase in (i) the Company’s need for legal work related to the BioLargo technology, including the multiple patent applications, as well as obtaining stockholder approvals and preparing for the closing of the transactions with IOWC and Mr. Code; (ii) investment banking fees; (iii) accounting fees; and (iv) audit services.

d. Other Expense: These expenses were $66,000 for the quarter ended March 31, 2007, compared to $0 for the quarter ended March 31, 2006. These expenses were the result of converting Account Payables and Accrued Expenses, because the conversion common stock price was less than the market price of the Company’s common stock on the date of conversion.

Research and Development

Research and development expenses were $18,000 for the quarter ended March 31, 2007, as compared to $20,000 for the quarter ended March 31, 2006. Our level of research and product development is consistent with our plan to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets.

Net Loss

Net loss for the quarter ended March 31, 2007 was $1,524,722, or $0.36 per share, compared to a net loss for the quarter ended March 31, 2006 of $441,638, or $0.18 per share.

Liquidity and Capital Resources

We have been, and we will be, limited in terms of our capital resources. Cash and cash equivalents totaled $146,561 at March 31, 2007. We had no revenues in the quarter ended March 31, 2007 and were forced to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our post-acquisition business plan.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,524,722 for the quarter ended March 31, 2007, negative cash flow from operating activities of $406,773 for the quarter ended March 31, 2007, and a stockholders’ deficit of $3,457,686 as of March 31, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order to meet operating expenses and other financial obligations, we have been forced to use cash on hand to fund our operations. We have also continued to sell convertible promissory notes to investors. During the quarter ended March 31, 2007, we raised $324,000 gross and net proceeds in the Fall 2006 private offering. Subsequent to March 31, 2007, we raised an additional $192,000 in the Fall 2006 Offering. The Fall 2006 Offering terminated on April 25, 2007. As described below, the notes issued in our 2005 offerings were converted into shares of our common stock in March 2007. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” and Item 5, “Other Information.”) The Fall 2006 Notes remain outstanding.

As of March 31, 2007, we had outstanding approximately $2,872,963 aggregate principal amount, together with accrued and unpaid interest, on various promissory notes; and approximately $738,510 aggregate amount of payables owed to directors, an officer and consultants.

Recently, we have taken significant steps to reduce our financial obligations. Following stockholder approval on March 15, 2007 for the recapitalization of our stock and the Reverse Split, we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We also converted an aggregate $608,759 of accrued payables to five of our current or former officers and directors into an aggregate 1,623,359 shares of our common stock. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date.

We also converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock, as adjusted to reflect the Reverse Split. These conversions were effected at various previously agreed upon prices ranging from $0.20 to $0.625 per share, as adjusted to reflect the Reverse Split. Of the 1,803,615 shares, (i) 525,000 shares of common stock were issued during the quarter ended March 31, 2007, leaving $543,421 of accrued payables on the balance sheet as of such date, and (ii) the balance of 1,278,615 shares were issued during the quarter ending June 30, 2007.

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

As a result of the foregoing transactions, we converted an aggregate $5,201,469 of obligations, consisting primarily of principal amount of notes, accrued and unpaid interest, salaries, fees and payables, into an aggregate 14,080,332 shares of our common stock. Of the $5,201,469 in obligations converted, $153,054 related to obligations incurred 2007, and the remaining $5,048,415 related to obligations incurred prior to December 31, 2006.

Although we recently completed the Fall 2006 Offering to provide additional working capital, we currently estimate that net proceeds currently available from such offering will provide additional capital only until June 2007. We will be required to raise substantial additional capital to sustain our expanded operations following the acquisition of the BioLargo technology, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, as well as to meet our liabilities as they become due for the next 12 months, including the Fall 2006 Notes when they mature in 2008, unless we convert the Fall 2006 Notes, which we may do at our option, into shares of the Company’s common stock.

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

Significant Debt Obligations

Significant debt obligations at March 31, 2007 included:

(i) $420,000 due to the Augustine Fund, together with accrued but unpaid interest in the amount of $297,138, described in more detail below and which, as described above, was subsequently converted into 2,031,553 shares of our common stock in April 2007 based on the total amount due and owing on the conversion date;

(ii) a $900,000 note payable which was purchased in March 2003 by New Millennium, an entity owned and controlled by the Company’s president, Dennis Calvert, and certain members of his family, together with accrued but unpaid interest in the amount of $380,658, described in more detail below and which principal amount, as described above, was subsequently converted into 1,636,364 shares of our common stock, with the accrued but unpaid interest thereon remaining outstanding;

(vi) $25,000 remaining principal amount of a promissory note, together with accrued and unpaid interest in the amount of $3,237, relating to professional fees; and

(vii) approximately $21,151 outstanding remaining on a settlement agreement with former convertible debenture holders, which amount remains outstanding.

For the quarter ended March 31, 2007, there was $698,864 of accrued interest recorded related to these obligations, $521,240 of which amount was converted into shares of the Company’s common stock.

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

As security for the Augustine Loan, New Millennium pledged 100,000 shares of the Company’s common stock, as adjusted to reflect the Reverse Split, owned by New Millennium, and, in addition, the Company has granted the Augustine Fund a security interest in its 51% membership ownership interest in our now inactive wholly-owned subsidiary, NuWay Sports, LLC.

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

On October 18, 2006, the Company and Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 1, 2007. Accordingly, as of March 31, 2007, the principal amount of the loan, together with approximately $294,042 in accrued but unpaid interest, had not been repaid.

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

As of March 31, 2007, the principal amount of the note, together with $377,408 in accrued but unpaid interest, had not been repaid. On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remains outstanding on the New Millennium Note, which amount is not due to be paid until January 15, 2008. No additional interest will be accrued on this obligation.

Obligation to Dennis Calvert

On March 15, 2007, the board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of common stock at a price of $0.375 per share, which was the closing bid price on the date of conversion. Since January 1, 2007, Mr. Calvert has been paid his monthly salary per his employment agreement.

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

Item 3.	Controls and Pr ocedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Dennis Calvert, who serves as both our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Leg al Proceedings

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Unregis tered Sales of Equity Securities and Use of Proceeds

In September 2006, the Company commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). In the quarter ended March 31, 2007, the Company sold an aggregate $324,000 principal amount of its promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 16 investors. From April 1, 2007 through April 25, 2007, the Company sold an aggregate $192,000 principal amount of Fall 2006 Notes to six investors. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share.

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

On March 15, 2007, the board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of common stock at a price of $0.375 per share, which was the closing bid price on the date of conversion.

On March 21, 2007 we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We also converted an aggregate $608,759 of accrued payables to five of our current or former officers and directors into an aggregate 1,623,359 shares of our common stock. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date.

On March 29, 2007, the Company converted a note held by a former consultant in the outstanding principal amount of $35,000, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of common stock.

We also converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock. These conversions were effected at various prices ranging from $0.20 to $0.625 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissio n of Matters to a Vote of Security Holders

NOTE: The numbers listed below are shown on a pre-Reverse Split basis.

We held a special meeting of stockholders on March 15, 2007. At that meeting, our stockholders:

1.	Approved the issuance of stock to IOWC in connection with the acquisition by the Company of the BioLargo technology.

Votes For	35,431,082
Votes Against	475,198
Abstentions	15,572,554
Broker Non-Votes	—

2.	Approved an amendment to our certificate of incorporation to change our name.

Votes For	50,940,695
Votes Against	492,498
Abstentions	45,641
Broker Non-Votes	—

3.	Approved a reverse split of our common stock.

Votes For	50,476,558
Votes Against	954,635
Abstentions	47,641
Broker Non-Votes	—

4.	Approved an increase in our authorized capital stock.

Votes For	49,205,003
Votes Against	2,216,798
Abstentions	57,033
Broker Non-Votes	—

Item 5.	Other Information

As described elsewhere in this Report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, on March 15, 2007, at a special meeting of our stockholders, our stockholders approved (i) the issuance of stock to IOWC in connection with the acquisition by the Company of the BioLargo technology; (ii) an amendment to our certificate of incorporation to change our name; (iii) a reverse split of our common stock; and (iv) an increase in our authorized capital stock.

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

Also on March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 19, 2007, the Company completed, the Reverse Split of its common stock. Additionally, on March 15, 2007, the Company’s stockholders approved and the Company has filed, an amendment to the Company’s certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, on a post-Reverse Split basis.

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

The Company also converted an aggregate $740,296 of accrued payables to 18 of its current or former consultants into an aggregate 1,803,615 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. These conversions were effected at various prices ranging from $0.20 to $0.625 per share, as adjusted to reflect the Reverse Split. These shares were received by the Company prior to March 31, 2007, and a total of 525,000 shares were delivered to one consultant representing $196,875 of accrued payables. The remaining 1,278,615 shares were held by the Company and delivered to the consultants during the second quarter of 2007 and the resulting $543,421 of the converted accrued payables remain on the balance sheet at March 31, 2007.

On April 11, 2007, the Augustine Fund converted an aggregate $717,138 of principal and accrued but unpaid interest of the Augustine Note, into 2,031,553 shares of the Company’s common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of the Company’s issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, the Company waived this limitation.

On April 13, 2007, New Millennium converted the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of the Company’s common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer.

On April 30, 2007, the Company completed the acquisition of the BioLargo technology. Pursuant to the terms of the Asset Purchase Agreement dated as of April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”), Mr. Code and IOWC sold, transferred and assigned to the Company all of their rights, title and interests to:

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

in exchange for 22,139,012 shares of the Company’s common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office and two additional patent applications filed under the International Patent Cooperation Treaty. The IOWC Shares were issued to IOWC at the Closing. Such shares constitute full payment for the obligations of the Company owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property acquired by the Company from Mr. Code and IOWC.

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

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

Item 6.	E xhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

SIGNAT URES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: May 18, 2007	By:	/s/ Dennis Calvert
Dennis Calvert
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).