Form 10QSB/A
period 2007-03-31
BIOLARGO, INC.
filed 2007-05-21
CIK 880242

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

BIOLAR GO, INC.

FORM 10-QSB

INDEX

PART I

PART II

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i.

GENERAL NOTE

This Report is being amended primarily to (i) correct certain clerical errors in the financial statements for the quarter ended March 31, 2007, and certain of the Notes thereto, which were overlooked in the preparation and filing of the original Report on May 18, 2007, and to correct these clerical errors in Management’s Discussion and Analysis, and (ii) correcting a clerical error in Part 1 Item 2 under the subheading “Liquidity and Capital Resources, Significant Debt Obligations”.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND MARCH 31, 2007, AND

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET MARCH 31, 2007

ASSETS

	December 31, 2006	March 31, 2007 (unaudited)	Pro forma March 31, 2007 (see Note 8) (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$146,561	$146,561
Prepaid expenses	16,500	6,763	6,763

Total current assets	245,834	153,324	153,324

TOTAL ASSETS	$245,834	$153,324	$153,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$1,436,909	$596,350
Notes payable	3,782,070	2,152,950	832,950
Debentures payable, net	21,151	21,151	21,151

Total current liabilities	6,114,721	3,611,010	1,450,451

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2007 and at December 31, 2006	—	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 12,269,622 and 3,135,822 shares issued At March 31, 2007 and December 31, 2006, respectively (Pro forma 39,355,166 Shares Issued and Outstanding)	52,256	58,376	76,522
Additional paid-in capital	23,618,750	27,614,178	29,890,632
Accumulated deficit	(29,539,893)	(31,130,240)	(31,264,281)

Total stockholders’ deficit	(5,868,887)	(3,457,686)	(1,297,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$153,324	$153,324

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED

MARCH 31, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended March 31,
	2006	2007
Revenue	$—	$—

Total revenues	—	—

Costs and expenses
Selling, general and administrative	333,708	619,295
Research and development	19,769	18,492

Total costs and expenses	353,477	637,787

Loss from operations	(353,477)	(637,787)

Other income and expense
Interest expense	(88,161)	(952,560)

Net other expense	(88,161)	(952,560)

Net loss	$(441,638)	$(1,590,347)

Loss per common share – basic and diluted
Loss per share	$(0.18)	$(0.37)

Weighted average common share equivalents outstanding	2,498,140	4,281,186

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Deficit	Total
BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$23,618,750	$(29,539,893)	$(5,868,887)

CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)			6,985,441	4,680	3,125,610		3,130,290

SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)			525,000	352	262,147		262,499

CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES			1,623,359	1,088	607,671		608,759

NET LOSS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007						(1,590,347)	(1,590,347)

BALANCE MARCH 31, 2007	—	$—	12,269,622	$58,376	$27,614,178	$(31,130,240)	$(3,457,686)

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $1,590,347 for the three-month period ended March 31, 2007, negative cash flow from operating activities of $406,773 for the three-month period ended March 31, 2007, and an accumulated deficit of $31,130,240 as of March 31, 2007. Also, as of March 31, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From September 13, 2006 through March 31, 2007, the Company received gross and net proceeds of $808,000 from 37 investors and issued Fall 2006 Notes which allow conversion into an aggregate of 1,175,273 shares of the Company’s common stock and Warrants exercisable for the same number of shares of the Company’s common stock into which the Fall 2006 Notes are convertible.

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

The Company recorded an additional non-cash interest expense of $895,014 related to the conversion of an aggregate principle amount of $1,858,120 in note payable obligations, because the conversion common stock price set forth in these notes was less than the market price of the Company’s common stock on the date of conversion.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses included the following:

	December 31, 2006	March 31, 2007	Proforma March 31, 2007 (see Note 8)
Accounts payable	$32,305	$32,305	$32,305
Accrued expense	746,963	694,240	150,819
Accrued interest	923,472	698,864	401,726
Officer payable	337,796	—	—
Board of Director payable	270,963	11,500	11,500

Total Accrued Expenses	$2,311,500	$1,436,909	$596,350

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

Note 8. Subsequent Events

The proforma balance sheet gives effect to certain major transactions described in the paragraphs below under the headings “Shares Issued for Consulting Services,” “Augustine Loan Conversion,” “New Millennium Conversion,” and “Issuance to IOWC,” that took place subsequent to March 31, 2007, as if those transactions were consummated at March 31, 2007, without consideration to recording a charge to expense of $134,041 related to additional costs incurred related to converting certain account payable obligations based on the market price of the Company’s common stock at the date of conversion, which will be recorded in the second quarter of 2007.

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

The Company will record an additional non-cash expense of $134,031 related to the conversion of the foregoing payables, because the conversion common stock price was less than the market price of the Company’s common stock on the date of conversion.

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

Sales of Unregistered Securities

From April 1, 2007, through April 25, 2007 the Company received gross and net proceeds of 192,000 from six investors and issued Fall 2006 Notes, which allow conversion into an aggregate of 279,273 shares of the common stock, and Fall 2006 Warrants exercisable for a number of shares of the Company’s common stock equal to the number of shares of Common Stock into which the Fall 2006 Notes are convertible.

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

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $619,000 for the quarter ended March 31, 2007, as compared to $334,000 for the quarter ended March 31, 2006, an increase of $285,000. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $56,000 for the quarter ended March 31, 2007, compared to $46,000 for the quarter ended March 31, 2006, an increase of $10,000. The increase is primarily attributable to an increase in Mr. Calvert’s salary per his employment agreement and a reduced salary related to Mr. Provenzano, the Company’s Secretary.

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

Net Loss

Net loss for the quarter ended March 31, 2007 was $1,590,347, or $0.37 per share, compared to a net loss for the quarter ended March 31, 2006 of $441,638, or $0.18 per share.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,590,347 for the quarter ended March 31, 2007, negative cash flow from operating activities of $406,773 for the quarter ended March 31, 2007, and an accumulated deficit of $31,130,240 as of March 31, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of March 31, 2007, we had outstanding $2,872,963 aggregate principal amount, together with accrued and unpaid interest, on various promissory notes; and $738,047 aggregate amount of payables owed to directors, an officer and others.

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

(iii) convertible promissory notes to various investors pursuant to the Fall 2006 offering, in the aggregate principle amount of $808,000, plus accrued and unpaid interest in the aggregate amount of $27,817.

(iv) $25,000 remaining principal amount of a promissory note, together with accrued and unpaid interest in the amount of $3,237, relating to professional fees; and

(v) approximately $21,151 outstanding remaining on a settlement agreement with former convertible debenture holders, which amount remains outstanding.

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

SIGNAT URES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: May 21, 2007	By:	/s/ Dennis Calvert
Dennis Calvert
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).