Form 10QSB
period 2007-06-30
BIOLARGO, INC.
filed 2007-08-28
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of Aug 23, 2007 was 39,654,643 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

BIOLARGO, INC.

FORM 10-QSB

Exhibit Index

Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND JUNE 30, 2007

ASSETS

	December 31, 2006	June 30, 2007 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$84,327
Prepaid expenses	16,500	—

Total current assets	245,834	84,327

TOTAL ASSETS	$245,834	$84,327

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$801,055
Convertible notes payable, current portion	2,373,070	—
Note payable, related party	900,000	—
Note payable	25,000	25,000
Debentures payable, net	21,151	21,151

Total current liabilities	5,630,721	847,206

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	484,000	1,096,950

Total long-term liabilities	484,000	1,096,950
TOTAL LIABILITIES	6,114,721	1,944,156
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2007 and at December 31, 2006	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 39,355,166 and 3,135,822 shares issued at June 30, 2007 and December 31, 2006, respectively	52,256	76,523
Additional paid-in capital	23,618,750	29,890,631
Accumulated deficit	(29,539,893)	(31,826,983)

Total stockholders’ deficit	(5,868,887)	(1,859,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$84,327

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended June 30,		For the six-month period ended June 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses
Selling, general and administrative	207,449	682,592	550,157	1,301,887
Research and development	73,529	23,511	84,298	42,003

Total costs and expenses	280,978	706,103	634,455	1,343,890

Loss from operations	(280,978)	(706,103)	(634,455)	(1,343,390)

Other income and (expense)
Interest expense	(30,815)	(22,944)	(118,976)	(975,504)
Reduction to note payable	220,000	—	220,000	—
Reversal of accruals related to prior periods	—	32,305	—	32,305

Net other income and (expense)	189,185	9,361	101,024	(943,199)

Net loss	$(91,793)	$(696,742)	$(533,431)	$(2,287,089)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.02)	$(0.22)	$(0.13)

Weighted average common share equivalents outstanding	2,499,130	30,777,550	2,456,730	17,631,060

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Deficit	Total
BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$23,618,750	$(29,539,894)	$(5,868,888)
CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)			6,985,441	4,680	3,125,610		3,130,290
SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)			1,803,615	1,209	938,752		939,961
CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES			1,623,359	1,088	607,671		608,759
SHARES ISSUED FOR IOWC ACQUISITION			22,139,012	14,833	(14,833)		—
CONVERSION OF AUGUSTINE NOTE PAYABLE OBLIGATION			2,031,553	1,361	715,777		717,138
CONVERSION OF NEW MILLENIUM NOTE PAYABLE OBLIGATION (RELATED PARTY)			1,636,364	1,096	898,904		900,000
NET LOSS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007						(2,287,089)	(2,287,089)

BALANCE JUNE 30, 2007	—	$—	39,355,166	$76,523	$29,890,631	$(31,826,983)	$(1,859,829)

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2007

(UNAUDITED)

	For the six-month period ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(533,431)	$(2,287,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of note payable obligations and additional non-cash interest expense	—	1,216,904
Conversion of consultant obligations and additional non-cash expense	—	160,625
Decrease in prepaid expenses	(42,500)	(16,500)
Increase in accounts payable and accrued expenses	82,055	168,053

Net cash used in operating activities	(493,876)	(758,007)

CASH FLOWS FROM INVESTING ACTIVITIES
No cash used in or provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of note payable, related party	(220,000)	—
Funds from convertible notes payable	777,500	613,000

Net cash provided by financing activities	557,500	613,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	63,624	(145,007)
CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$347,086	$84,327

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the company’s common stock	$—	$900,000

Conversion of convertible notes payable to shares of the company’s common stock	$—	$2,373,120

Conversion of accrued expenses to shares of the company’s common stock:
Board of director and officer payable	$—	$608,759

Consultant payable	$—	$740,296

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Business and Organization

Outlook

BioLargo, Inc. (the “Company”) had no continuing business operations until the completion of the acquisition of the BioLargo technology on April 30, 2007, and operated as a public shell prior to such date. On April 30, 2007, the Company completed its acquisition of the BioLargo technology from IOWC Technologies, Inc. (“IOWC”) and issued to IOWC 22,139,120 shares of the Company’s common stock.

The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending December 31, 2007 and beyond, as well as to fund the exploitation of the BioLargo technology. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements and fund the operations necessary to commercially exploit the BioLargo technology. It would need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $2,287,089 for the six-month period ended June 30, 2007, negative cash flow from operating activities of $758,007 for the six-month period ended June 30, 2007, and an accumulated stockholders’ deficit of $31,826,983 as of June 30, 2007. Also, as of June 30, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $84,327 at June 30, 2007. The Company had no revenues in the three and siz-month periods ended June 30, 2007, and its financing activities funded operations.

During the six-month period ended June 30, 2007, the Company sold an aggregate $613,000 principal amount of its convertible promissory notes. Of this amount $516,000 was sold pursuant to the offering commenced in the fall of 2006 (the “Fall 2006 Offering”) due and payable September 13, 2008 to 22 investors (see Note 3). The remaining $97,000 was sold pursuant to the offering commenced in the spring of 2007 (the “Spring 2007 Offering”) due and payable June 30, 2009 to six investors (see Note 3).

As of June 30, 2007, the Company had $1,121,950 aggregate principal amount of its promissory notes that mature at various times during 2007, 2008 and 2009. This amount consists of (i) convertible notes totaling $1,096,950 (see Note 3); and (ii) a promissory note totaling $25,000 due to a former professional for legal services (see Note 8). The Company currently intends to require the conversion of the $1,096,950 aggregate principal amount of notes upon maturity, in which case the Company will not require funds to repay or redeem such notes.

On March 15, 2007, the Company’s stockholders approved, and effective as of the close of business on March 21, 2007, the Company completed a 1-for-25 reverse split of its common stock (the “Reverse Split”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Organization

On March 15, 2007 the Company’s stockholders approved, and the Company has completed, a corporate name change, changing its name from NuWay Medical, Inc. to BioLargo, Inc. The amendment to the certificate of incorporation reflecting the name change was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, on March 21, 2007 the Company’s common stock began trading under a new symbol, “BLGO”, on the Pink Sheets.

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

Transactions Involving the BioLargo Technology

Leading up to the completion of the acquisition of the BioLargo technology in April 2007, the Company engaged in several transactions with IOWC and its founder, sole stockholder, and sole director, Kenneth R. Code.

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

Pursuant to the M&L Agreement, the Company’s newly formed subsidiary, BioLargo Life Technologies, Inc. (“BLTI”), acquired certain rights to develop, market, sell and distribute products that were developed, and were then in development, by IOWC relating to the BioLargo technology.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to the terms of the M&L Agreement, the Company is entitled to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer the 20% interest it acquired in “BioLargo, LLC” pursuant to the Sundheimer Agreement. In October 2006, the Company terminated the Sundheimer Agreement, for cause. See also Note 9. Subsequently, the Company and IOWC agreed that IOWC’s 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but that BLTI would have the option to acquire such 20% interest for nominal consideration for seven years (the “Option Agreement”).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with the completion of the acquisition of the BioLargo technology in April 2007, the M&L Agreement, Consulting Agreement, and R&D Agreement were terminated. No payments were made to IOWC in connection with this R&D Agreement.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Code Employment Agreement provides that Mr. Code will serve as the Chief Technology Officer of the Company, and receive (i) base compensation of $184,800 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Code is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance. The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

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

The Calvert Employment Agreement provides that Mr. Calvert will serve as the President and Chief Executive Officer of the Company, and receive (i) base compensation of $184,800 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee may determine from time to time. In addition, Mr. Calvert will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Calvert is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 3. Sale of Unregistered Securities

The Company has raised money pursuant to several private offerings of its securities, the details of which are provided below.

Spring 2007 Offering

Pursuant to a private offering that commenced in May 2007 (the “Spring 2007 Offering”) and which is continuing as of the date of this Report, the Company is offering up to $1,000,000 of its convertible notes (the “Spring 2007 Notes”), which are due and payable on June 30, 2009. Interest accrues at 10% compounding annually and is payable at the Company’s option, in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the Spring 2007 Notes received, for no additional consideration, stock purchase warrants (the “Spring 2007 Warrants”) entitling the holder to purchase a number of shares of Company’s Common Stock equal to the number of shares of Common Stock into which the principal amount of the investor’s Spring 2007 Note is convertible. The Spring 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010.

The Spring 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share. The Spring 2007 Notes can be converted voluntarily by the noteholders at any time. The Spring 2007 Notes can be converted mandatorily by the Company (i) on or after September 30, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, under such circumstances, the Spring 2007 Notes may be repaid in cash on the Maturity Date or may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the Maturity Date.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From the inception of the offering on May 31, 2007, through June 30, 2007, the Company received gross and net proceeds of $97,000 from six investors and issued Spring 2007 Notes which allow conversion into an aggregate of 138,574 shares of the Company’s common stock, and Spring 2007 Warrants exercisable into an aggregate of 138,574 shares of the Company’s common stock. Since July 1, 2007, the Company has raised additional funds through this offering. (See Note 9.)

The Spring 2007 Notes have not been converted and remain outstanding, and they are recorded on the balance sheet as Long-Term Liabilities.

Fall 2006 Offering

In September 2006, the Company commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). The Company sold an aggregate $1,000,000 principal amount of its promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, convertible into 1,454,546 shares of the Company’s common stock. Of this amount, the Company sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006; an aggregate $324,000 principal amount of Fall 2006 Notes during the three-month period ended March 31, 2007; and an aggregate $192,000 principal amount of Fall 2006 Notes during the three-month period ended June 30, 2007. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of the Company’s common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

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

The Fall 2006 Notes have not been converted and remain outstanding, and are recorded on the balance sheet as Long-Term Liabilities.

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

On March 21, 2007, the Company converted a First Offering Note in the aggregate amount of $30,710, which consisted of $25,000 aggregate principal amount and $5,710 of accrued but unpaid interest, with a conversion price of $0.10 per share, into an aggregate of 307,102 shares of the Company’s common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2005—Second Offering

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

2005—Third Offering

Pursuant to another private offering, which commenced in September 2005 and terminated in February 2006, on December 31, 2005, the Company sold an aggregate amount of $299,500 of its promissory notes (the “Third Offering Notes”) due and payable January 31, 2007 to twelve individual investors. Each Third Offering Note bears interest at a rate of 10% per annum, and can be converted, in whole or in part, into shares of the common stock of the Company at an initial exercise price of $0.625 per share, as adjusted to reflect the Reverse Split. Purchasers of the Third Offering Notes also received, for no additional consideration, a warrant (the “Third Offering Warrant”) entitling the holder to purchase a number of shares of the Company’s common stock equal to the number of shares of common stock into which the principal amount of the investor’s Third Offering Note is convertible. The Third Offering Warrant is exercisable at an initial exercise price of $1.25 per share, as adjusted to reflect the Reverse Split, and expires on January 31, 2008. The Company sold additional notes under this offering subsequent to December 31, 2005.

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

Note 4. Outstanding Warrants

The Company had certain warrants outstanding to purchase its common stock, at various prices, as described in the following table:

	Number of Warrants	Price Range
Outstanding as of December 31, 2006	3,046,878	$0.125 to $5.00
Issued	884,143	$1.25 to $1.30
Expired	—
Exercised	—

Outstanding as of June 30, 2007	3,931,021	$0.125 to $5.00

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses included the following:

	December 31, 2006	June 30, 2007
Accounts payable	$32,305	$—
Accrued expense	746,963	303,233
Accrued interest	923,472	424,669
Officer payable	337,736	36,653
Board of Director payable	270,963	36,500

Total Accrued Expenses	$2,311,500	$801,055

With respect to Accrued Expense, on March 21, 2007 the Company converted $704,296 related to consulting services, which were converted into 1,803,615 shares of the Company’s common stock, at prices agreed upon with each consultant ranging between $0.25 to $0.625 per share. An expense totaling $199,666 was recorded in the six-month period ended June 30, 2007 as the conversion common stock price was less than the market price of the Company’s common stock at the date of conversion.

With respect to Accrued Interest, on March 21, 2007 the Company converted $246,124 related to Accrued Interest from the Company’s note obligations, which were converted into an aggregate of 866,854 shares of the Company’s common stock, at a price range of $0.10 -$0.625 per share under the terms of the note obligations. The accrued interest as of June 30, 2007, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 7). The remaining accrued interest relates to the outstanding convertible promissory notes.

With respect to Officer and Board of Director Payable, on March 15, 2007, the Company converted $608,759 of Officer and Board of Director payables to five of its current or former officers and directors into 1,623,359 shares of the Company’s common stock at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date various conversion rates.

Note 6. Augustine Loan

On April 11, 2007, Augustine II, LLC (“Augustine Fund”) converted an aggregate $717,138, which consists of $420,000 in principal and $297,138 of accrued but unpaid interest of a convertible note, as amended (“Augustine Note”) into 2,031,553 shares of the Company’s common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of the Company’s issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, the Company waived this limitation.

Note 7. Related Party Transactions

In March 2003, New Millennium purchased from a third party (i) a $1,120,000 promissory note (“New Millennium Note”) assumed by the Company pursuant to a licensing transaction in October 2002, and (ii) 167,285 shares of the Company’s common stock, as adjusted to reflect the Reverse Split. In exchange, New Millennium issued a $900,000 promissory note to the third party, secured by the 167,285 shares of the Company’s common stock.

On April 28, 2006, the Company and New Millennium agreed to amend the terms of the New Millennium Note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8. Other Loans

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

On November 1, 2004 the Company converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. As of June 30, 2007 the principal amount of the note, together with $3,853 in accrued but unpaid interest, had not been repaid. Subsequent to the end of the quarter ended June 30, 2007, the Company and the noteholder agreed to extend the maturity date of the note to June 30, 2008, that the Company would make monthly amortized payments, and to increase the interest rate from five to six percent per annum. The parties have not yet documented this agreement. As of the date of filing of this Reports, the Company has not yet made the first installment payment under the amended agreement.

During 2004, the Company raised $60,000 pursuant to a private offering and issued convertible promissory notes due and payable one year from the date of issuance. The maturity date of the notes were subsequently extended. As of December 31, 2006, the principal amount of the notes, together with $11,284 in accrued but unpaid interest, had not been repaid. On March 29, 2007, the principal amount of these notes, along with $12,512 in accrued and unpaid interest, were converted into 580,095 shares of the Company’s common stock.

Note 9. Subsequent Events

Shares Issued for Consulting Services

On July 16, 2007 the Company converted an aggregate $194,660 of accrued payables to thirteen of its current or former consultants into an aggregate of 299,477 shares of the Company’s common stock at $0.65 per share. The conversion was for services performed in 2007.

Sales of Unregistered Securities

From July 1, 2007, through August 27, 2007 the Company received gross and net proceeds of $122,000 from two investors and issued Spring 2007 Notes, which allow conversion into an aggregate 177,143 shares of the common stock, and Spring 2007 Warrants exercisable into 177,143 shares of the Company’s common stock. For details of the terms and conditions of the Spring 2007 Offering, see Note 3.

The offerings and the sales of securities pursuant to the Spring 2007 Offering and the conversions described above are being made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Settlement Agreement

On July 10, 2007, the Company entered into a settlement agreement (“Settlement Agreement”) with Craig Sundheimer and Lloyd Jarvis (collectively, “Sundheimer”) with respect to the prior termination of their license agreement with IOWC, assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and IOWC. (See Note 2.)

The Settlement Agreement requires Sundheimer to pay $18,125 to the Company upon its execution. This payment was received and will be recorded as other income in July 2007. In addition to the initial payment, the Settlement Agreement requires Sundheimer pay to the Company 10% percent of sales by Sundheimer from the sale of super-absorbent pads and other related products to Blood Systems Inc., and of all sales from January 1, 2006 through December 31, 2011. Sundheimer made the first payment for sales to Blood Systems, Inc. for sales through July 10, 2007. This additional payment, in the amount of $19,832, was received in July 2007, and will be recorded as other income in July 2007.

Item 2.	Management’s Discussion and Analysis

This Quarterly Report on Form 10-QSB of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things:

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of June 30, 2007, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the terms “we”, “us”, “our” and Company refers to BioLargo, Inc., and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, which is sometimes referred to separately as BLTI, and NuWay Sports, LLC, a California limited liability company.

General Note

On March 15, 2007, our stockholders approved, and effective as of the close of business on March 21, 2007, we completed a 1-for-25 reverse split of our common stock (the “Reverse Split”).

Additionally, on March 15, 2007, our stockholders approved, and we have filed, an amendment to our certificate of incorporation increasing our authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Unless specifically stated otherwise, all references in this Report to our common stock are stated on a post-Reverse Split basis.

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

We have been engaged in the research and product development of the BioLargo technology since July 2005, when we entered into a letter of intent with the inventor of the BioLargo technology, Kenneth Reay Code, who is now a director, our Chief Technology Officer and our principal stockholder. Between December 2006 and April 2007, we operated under a Marketing and Licensing Agreement with Mr. Code and a company he controls, IOWC Technologies, Inc. (“IOWC”). On April 30, 2007, we completed the acquisition of the BioLargo technology from IOWC.

Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise the BioLargo technology. See “Plan of Operations” below.

We had no continuing business operations until the completion of the acquisition of the BioLargo technology on April 30, 2007, and operated as a public shell prior to such date.

Plan of Operation

Overview

We intend to focus our efforts primarily on the further research and development, and the licensing of the BioLargo technology. We may also develop certain products incorporating the BioLargo technology ourselves, on a more limited basis, for use in certain applications and industries.

Commercialization of the BioLargo Technology

We plan to pursue our primary revenues from licensing the BioLargo technology. Subject to adequate financing, we may also produce some of our own products, although we do not presently intend to do so. Subject to regulatory compliance where applicable, the BioLargo technology is presently available for incorporation into certain products, including absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials. We are actively working with manufacturers, other technology developers and potential customers to develop additional products for distribution.

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

In April 2006, we engaged Robert Stewart, Ph.D., to serve as our regulatory specialist for required activities involving the Environmental Protection Agency “EPA”) and the Federal Drug Administration. During this period, we also focused on establishing relationships with key agents who work on a commission basis to assist us in marketing to large corporations and other organizations. In May 2006, we hired a consultant to assist us on our marketing and sales efforts.

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

Throughout 2006, we engaged in various efforts to continue testing, developing and pre-marketing products incorporating the BioLargo technology. For example, in January 2006, we contracted with a third party manufacturer to produce samples for presentation purposes of absorbent pads. We also engaged a particle, formulations, blending and specialty manufacturing company to work with us in product development and sample fabrication. In June 2006, we hired a third-party laboratory to perform a series of independent test and issue their reports to assist us in validating the BioLargo technology to a “Good Laboratory Practice” standard.

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

During 2007, we entered into negotiations regarding testing and product development with several leading companies in their field, which negotiations are ongoing.

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

As of the date of filing this Report, none of the sales and marketing efforts discussed above has generated any revenue, there are no agreements in place and therefore we cannot forecast when we will first generate revenues, if at all.

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

In connection with the closing of the acquisition of the BioLargo technology in April 2007, we obtained full rights, title and interest to two U.S. patents previously owned by Mr. Code and IOWC. Mr. Code, IOWC and co-inventors of certain intellectual property had previously assigned to us six United States Patent and Trademark Office (“USPTO”) patent applications and two additional International Patent Cooperation Treaty (“PCT”) patent applications. We intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, and we are uncertain of the cost of such patent filings, as it will depend upon the number of such applications prepared and filed. The prosecution of patents and ongoing maintenance and defense of patents is expensive and will require substantial ongoing capital resources. However we cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Ongoing research and development, and third-party testing, is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However we cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Results of Operations—Comparison of the three-month period ended June 30, 2007 and 2006

Revenue

We had no revenues from operations during the three- and six-month periods ended June 30, 2007 and June 30, 2006.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $683,000 and $1,302,000 for the three- and six-month periods ended June 30, 2007, respectively, compared to $207,000 and $550,000 for the three- and six-month periods ended June 30, 2006, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $87,000 and $143,000 for the three- and six-month periods ended June 30, 2007, compared to $46,000 and $92,000 for the three- and six-month periods ended June 30, 2006, an increase of $41,000 and $51,000, respectively. The increase is primarily attributable to an increase in the salary related to Dennis Calvert, our President and Chief Executive Officer, per his employment agreement, salary related to Mr. Provenzano, our Secretary, and salary related to Mr. Code per his employment agreement which became effective April 30, 2007.

b. Consulting Expenses: These expenses were $102,000 and $242,000 for the three- and six-month periods ended June 30, 2007, compared $86,000 and $219,000 for the three- and six-month periods ended June 30, 2006, an increase of $16,000 and $23,000, respectively. Our utilization of consultants is consistent with executing our business plan to commercialize the BioLargo technology; to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets; with advising us in various respects regarding the BioLargo business and opportunities; further product development and design; financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services.

c. Professional Fees: These expenses were $223,000 and $511,000 for the three- and six-month periods ended June 30, 2007, compared to $36,000 and $150,000 for the three- and six-month periods ended June 30, 2006, an increase of $187,000 and $361,000, respectively. The increase is primarily attributable to an increase in (i) our need for legal work related to the BioLargo technology, including the multiple patent applications, as well as obtaining stockholder approvals and preparing for the closing of the transactions with IOWC and Mr. Code; (ii) investment banking fees; (iii) accounting fees; and (iv) audit services.

d. Other Expense: These expenses were $194,000 and $200,000 for the three and six-month periods ended June 30, 2007, compared to $0 and $0 for the three- and six-month periods ended June 30, 2006. These expenses were the result of converting Account Payables and Accrued Expenses, because the conversion common stock price was less than the market price of our common stock on the date of conversion.

Research and Development

Research and development expenses were $24,000 and $42,000 for the three- and six-month periods ended June 30, 2007, as compared to $63,000 and $83,000 for the three- and six-month periods ended June 30, 2006. Our level of research and product development is consistent with our plan to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets.

Net Loss

Net loss for the three- and six-month periods ended June 30, 2007 was $696,742 and $2,287,089, or a loss of $0.02 and $0.13 per share, respectively. Comparatively, for the three- and six-month periods ended June 30, 2006, net loss was $91,793 and $533,431, or a loss of $0.04 and $0.22 per share, respectively.

Liquidity and Capital Resources

We have been, and we will be, limited in terms of our capital resources. Cash and cash equivalents totaled $84,327 at June 30, 2007. We had no revenues in the six-month period ended June 30, 2007 and were forced to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our post-acquisition business plan.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,287,089 for the six-month period ended June 30, 2007, negative cash flow from operating activities of $758,007 for the six-month period ended June 30, 2007, and a stockholders’ deficit of $31,826,983 as of June 30, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order to meet operating expenses and other financial obligations, we have been forced to use cash on hand to fund our operations. We have also continued to sell convertible promissory notes to investors. During the six-month period ended June 30, 2007, we raised $613,000 gross and net proceeds. Of this amount $516,000 was included in the Fall 2006 private offering which terminated on April 25, 2007. The remaining $97,000 was included in the Spring 2007 private offering. As described below, the notes issued in our 2005 offerings were converted into shares of our common stock in March 2007. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” and Item 5, “Other Information.”) The Fall 2006 and Spring 2007 Notes remain outstanding.

As of June 30, 2007, we had outstanding approximately $1,567,769 aggregate principal amount, together with accrued and unpaid interest, with respect to various promissory notes; and approximately $376,387 aggregate amount of payables owed to directors, an officer and consultants.

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

On April 11, 2007, Augustine II, LLC (“Augustine Fund”) converted an aggregate $717,138 of principal and accrued but unpaid interest on a convertible promissory note (“Augustine Note”) into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of our issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, we waived this limitation.

On April 13, 2007, the board of directors and New Millennium Capital Partners, LLC, (“New Millennium”), an entity owned and controlled by our President, Mr. Calvert, agreed to convert the principal amount of a $900,000 promissory note (the “New Millennium Note”) held by New Millennium into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008, and was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, our President and Chief Executive Officer. As of April 13, 2007, accrued but unpaid interest in the amount of $380,658 remains outstanding on the New Millennium Note. No additional interest will accrue on this outstanding balance.

As a result of the foregoing transactions, as of June 30, 2007, we converted an aggregate $5,201,469 of obligations, consisting primarily of principal amount of notes, accrued and unpaid interest, salaries, fees and payables, into an aggregate 14,080,332 shares of our common stock. Of the $5,201,469 in obligations converted, $153,054 related to obligations incurred 2007, and the remaining $5,048,415 related to obligations incurred prior to December 31, 2006.

Subsequent to the end of the quarter ended June 30, 2007, on July 16, 2007, we converted an aggregate $194,660 of accrued payables to 13 of our current or former consultants into an aggregate 299,477 shares of our common stock, at $0.65 per share, which was the last bid price on the date of conversion. The payables are for services performed in 2007.

In order to meet our continuing obligations, we will be required to raise substantial additional capital to sustain our expanded operations following the acquisition of the BioLargo technology, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, as well as to meet our liabilities as they become due for the next 12 months, including the Fall 2006 Notes when they mature in 2008, unless we convert the Fall 2006 Notes, which we may do at our option, into shares of our common stock.

Accordingly, we commenced a private offering on May 31, 2007 (the “Spring 2007 Offering”), pursuant to which we are offering up to $1,000,000 of our convertible notes (the “Spring 2007 Notes”), which are due and payable on June 30, 2009. Interest on the Spring 2007 Notes accrues at 10% compounding annually and is payable at our option, in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the Spring 2007 Notes receive, for no additional consideration, stock purchase warrants (the “Spring 2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of Common Stock into which the principal amount of the investor’s Spring 2007 Note is convertible. The Spring 2007 Offering is continuing as of the date of the filing of this Report.

From May 31, 2007 through August 27, 2007, we received gross and net proceeds of $221,000 from eight investors and issued Spring 2007 Notes which allow conversion into an aggregate of 315,717 shares of our common stock and Warrants exercisable for 315,717 shares of our common stock. Of these amounts, during the three-month period ended June 30, 2007 we received gross and net proceeds of $97,000 from six investors and issued Spring 2007 Notes which allow conversion into an aggregate of 138,572 shares of our common stock and Warrants exercisable into an aggregate of 138,572 shares of our common stock.

In addition, we are actively pursuing numerous alternatives to secure funds for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. Negotiations are underway with various sources of such capital. There can be no assurance that we will be able to raise any additional capital. It is also unlikely that we will be able to qualify for bank debt until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur in the foreseeable future.

Significant Debt Obligations

Significant debt obligations at June 30, 2007 included:

(i) Fall 2006 Notes and Spring 2007 Notes totaling $1,096,950;

(ii) $25,000 remaining principal amount of a promissory note, together with accrued and unpaid interest in the amount of $3,853, relating to professional fees;

(iii) approximately $21,151 outstanding remaining on a settlement agreement with former convertible debenture holders, which amount remains outstanding;

(iv) $380,658 of interest due to New Millennium pursuant to the agreement to convert the New Millennium Note.

For the six-month period ended June 30, 2007, there was $44,011 of accrued and unpaid interest recorded related to these obligations.

Augustine Fund Note

On June 10, 2003 we entered into a Term Loan Agreement (“Loan Agreement”) with the Augustine Fund, pursuant to which the Augustine Fund agreed to lend us $420,000, payable in installments of $250,000, $100,000, and $70,000 (the “Augustine Loan”). We used the proceeds of the Augustine Loan for working capital.

Principal and interest, at an annual rate of 10%, of the Augustine Loan, was originally due on February 29, 2004. In addition, the Loan Agreement contains certain requirements that we make mandatory prepayments of the Augustine Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, we may prepay all or any portion of the Augustine Loan at any time without premium or penalty.

As additional consideration for making the Augustine Loan, the Augustine Fund received five-year warrants to purchase up to 246,336 shares of our common stock at an exercise price of $4.00 per share, as both amounts are adjusted to reflect the Reverse Split. We could require that the warrants be exercised if certain conditions were satisfied. Since these conditions were not fully satisfied by the maturity date, the Loan Agreement provides that the Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to a “cashless exercise”, whereby the Augustine Fund would be issued the net amount of shares of our common stock, taking into consideration the difference between the exercise price of the warrants and the fair market value of our common stock at the time of exercise, without having to pay anything to us for such exercise.

As security for the Augustine Loan, New Millennium pledged 100,000 shares of our common stock, as adjusted to reflect the Reverse Split, owned by New Millennium, and, in addition, we have granted the Augustine Fund a security interest in our 51% membership ownership interest in our now inactive wholly-owned subsidiary, NuWay Sports, LLC.

Prior to the original maturity date of the Augustine Loan, we spoke with representatives of the Augustine Fund and advised them that we were unable to pay the amount due under the Augustine Loan by the February 29, 2004 maturity date. On March 30, 2004, the Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In addition to the extension of the maturity date, the Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of our common stock at a 15% discount to market, so long as Augustine Fund’s holdings do not exceed 4.9% of the total issued and outstanding shares of our common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 246,336 shares of our common stock were re-priced to an exercise price of $0.875 per share, as adjusted to reflect the Reverse Split. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of our common stock. On March 7, 2005, we agreed to extend the maturity date of the Augustine Loan to May 2006, in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 320,000 shares of our common stock at $0.125 per share for a period of five years, as both amounts are adjusted to reflect the Reverse Split. On July 29, 2005, we finalized the terms of this amendment to the Augustine Loan and executed formal documentation, in which the parties agreed to further extend the maturity date to May 2006.

On October 18, 2006, we agreed to extend the maturity date of the Augustine Loan to May 1, 2007. Accordingly, as of March 31, 2007, the principal amount of the loan, together with approximately $294,042 in accrued but unpaid interest, had not been repaid.

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

Obligation to New Millennium

In March 2003, New Millennium purchased from a third party (i) a $1,120,000 promissory note we had assumed pursuant to a licensing transaction in October 2002, and (ii) 167,285 shares of our common stock, as adjusted to reflect the Reverse Split. In exchange, New Millennium issued a $900,000 promissory note to the third party, secured by the 167,285 shares of our common stock, as adjusted to reflect the Reverse Split.

On April 28, 2006, New Millennium agreed to amend the terms of the $1,120,000 promissory note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

On April 13, 2007, we agreed to convert the $900,000 principal amount of the New Millennium Note into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remains outstanding on the New Millennium Note, which amount is not due to be paid until January 15, 2008. No additional interest will accrue on this obligation.

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

Obligation to Dr. Seay

In February 2005, we amended our obligations to Dr. James Seay under our promissory note dated November 20, 2003 in the principal amount of $50,000 and which matured on February 18, 2004. On the maturity date of the note, we were obligated to pay Dr. Seay $65,000. We paid Dr. Seay $30,000 and the balance of $35,000 remained outstanding. The amendment to the note entered into on February 10, 2005, (i) extended the maturity date of the note to February 3, 2006, (ii) provided for interest to accrue at a rate of 10% per annum (15% upon default), and (iii) allowed for the conversion of the note into 280,000 shares of our common stock, or $.012 per share, as adjusted to reflect the Reverse Split. In February 2006, this note was further extended to the sooner of June 30, 2006, or the date our stockholders approve an amendment to our certificate of incorporation increasing the number of authorized shares of common stock. This was approved on March 15, 2007 and, accordingly, on March 29, 2007, we converted the principal amount of the note, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of common stock.

Obligation Relating to Professional Fees

On November 1, 2004 the Company converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. As of June 30, 2007 the principal amount of the note, together with $3,853 in accrued but unpaid interest, had not been repaid. Subsequent to the end of the quarter ended June 30, 2007, the Company and the noteholder agreed to extend the maturity date of the note to June 30, 2008, that the Company would make monthly amortized payments, and to increase the interest rate from five to six percent per annum. The parties have not yet documented this agreement. As of the date of filing of this Reports, the Company has not yet made the first installment payment under the amended agreement.

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

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our reports in our financial statements.

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

We have established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by us and/or services or products received for non-cash consideration of our common stock. The value is based on the market price of our common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

It is our policy to expense share based payments as of the date of grant in accordance with Financial Accounting Statements Board Statement number 123R “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We do not expect the adoption of Interpretation No. 48 will have a material effect on our consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are currently evaluating the impact of adopting this standard.

In September 2006, the SEC issued Staff Accounting Bulletin no. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB 108 will have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

We are party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”), in which we. sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, convertible into 1,454,546 shares of the Company’s common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006; an aggregate $324,000 principal amount of Fall 2006 Notes during the three-month period ended March 31, 2007; and an aggregate $192,000 principal amount of Fall 2006 Notes during the three-month period ended June 30, 2007. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

On March 15, 2007, the board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of our common stock at a price of $0.375 per share, which was the last bid price on the date of conversion.

On March 21, 2007 we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We also converted an aggregate $608,759 of accrued payables to five current or former officers and directors into an aggregate 1,623,359 shares of our common stock. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date.

On March 29, 2007, we converted a note held by a former consultant in the outstanding principal amount of $35,000, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of our common stock.

We also converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock. These conversions were effected at various prices ranging from $0.20 to $0.625 per share.

Pursuant to a private offering that commenced on May 31, 2007 (the “Spring 2007 Offering”) and which is continuing as of the date of the filing of this Report, we are offering up to $1,000,000 of our convertible notes (the “Spring 2007 Notes”), which are due and payable on June 30, 2009. Interest accrues at 10% compounding annually and is payable at our option, in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the Spring 2007 Notes receive, for no additional consideration, stock purchase warrants (the “Spring 2007 Warrants”) entitling the holder to purchase a number of shares of Company’s Common Stock equal to the number of shares of Common Stock into which the principal amount of the investor’s Spring 2007 Note is convertible. The Spring 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010.

The Spring 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share, and can be converted voluntarily by the noteholders at any time. We can elect to convert the Spring 2007 Notes (i) on or after September 30, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, on the maturity date, we may repay the Spring 2007 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.

From the inception of the offering through June 30, 2007, the Company received gross and net proceeds of $97,000 from six investors and issued Spring 2007 Notes the principle amount of which would allow conversion into an aggregate of 138,574 shares of our common stock, and Spring 2007 Warrants exercisable into an aggregate of 138,574 shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

As we have previously reported in our filings with the SEC, on April 30, 2007, we completed the acquisition of the BioLargo technology. Pursuant to the terms of the Asset Purchase Agreement dated as of April 30, 2007 (the “Asset Purchase Agreement”), Mr. Code and IOWC sold, transferred and assigned to us all of their rights, title and interests to:

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

in exchange for 22,139,012 shares of our common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office and two additional patent applications filed under the International Patent Cooperation Treaty. The IOWC Shares were issued to IOWC at the Closing. Such shares constitute full payment for our obligations owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property.

As part of the completion of the acquisition of the BioLargo technology, we entered into an employment agreement dated as of April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The Code Employment Agreement provides that Mr. Code will serve as our Chief Technology Officer, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the compensation committee of our board of directors (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our board of directors. When such benefits are made available to our senior employees, Mr. Code is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. In connection with the closing of the acquisition of the BioLargo technology and the execution of the Code Employment Agreement, Mr. Code was also elected to the board of both BioLargo and BLTI.

In connection with the acquisition of the BioLargo technology, we also entered into a new employment agreement dated as of April 30, 2007 with Dennis Calvert, our President and Chief Executive Officer (the “Calvert Employment Agreement”). The previous employment agreement with Mr. Calvert, dated December 11, 2002, was terminated.

The Calvert Employment Agreement provides that Mr. Calvert will serve as our President and Chief Executive Officer, and receive (i) base compensation of $184,000 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee may determine from time to time. In addition, Mr. Calvert will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our Board of Directors. When such benefits are made available to our senior employees, Mr. Calvert is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

The Calvert Employment Agreement provides that Mr. Calvert will be granted an option (the “Option”) to purchase 7,733,259 shares of our common stock. The Option shall be a non-qualified stock option, shall be exercisable at $0.18 per share, shall be exercisable for ten years from the date of grant and shall vest over time as follows:

First anniversary of the date of this Agreement	2,577,753
Second anniversary of the date of this Agreement	2,577,753
Third anniversary of the date of this Agreement	2,577,753

Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. Consistent with the foregoing, the precise terms and conditions of the agreement evidencing the Option to be entered with Mr. Calvert shall be as determined by the board of directors and/or the Compensation Committee.

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

BIOLARGO, INC.

Date: August 28, 2007	By:	/s/ Dennis Calvert
Dennis Calvert Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).