Form 10QSB
period 2007-09-30
BIOLARGO, INC.
filed 2007-11-19
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 2, 2007 was 39,814,409 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

BIOLARGO, INC.

FORM 10-QSB

INDEX

	PART I

Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis	17

Item 3	Controls and Procedures	25

	PART II

Item 1	Legal Proceedings	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	28

Item 6	Exhibits	28

	Signatures	29

Exhibit Index

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND SEPTEMBER 30, 2007

ASSETS

	December 31, 2006	September 30, 2007 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$126,093
Accounts receivable	—	55,210
Prepaid expenses	16,500	—

Total current assets	245,834	181,303

TOTAL ASSETS	$245,834	$181,303

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$808,519
Convertible notes payable, current portion	2,373,070	1,000,000
Note payable, related party	900,000	—
Note payable	25,000	30,126
Obligation to former debenture holder	21,151	21,151
Deferred revenue	—	37,500

Total current liabilities	5,630,721	1,897,296

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	484,000	431,000

Total long-term liabilities	484,000	431,000
TOTAL LIABILITIES	6,114,721	2,328,296
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2006 and at September 30, 2007
Common Stock, $0.00067 par value, 200,000,000 shares authorized, 3,135,822 and 39,654,643 shares issued at December 31, 2006 and September 30, 2007, respectively	52,256	76,723
Additional paid-in capital	23,618,750	30,085,091
Accumulated deficit	(29,539,893)	(32,208,807)

Total stockholders’ deficit	(5,868,887)	(2,146,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$181,303

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE-MONTH AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$12,500	$—	$12,500

Total revenue	—	12,500	—	12,500

Costs and expenses
Selling, general and administrative	527,311	493,108	1,077,468	1,794,995
Research and development	24,000	6,159	108,298	48,162

Total costs and expenses	551,311	499,267	1,185,766	1,843,157

Loss from operations	(511,311)	(486,767)	(1,185,766)	(1,830,657)

Other income and (expense)
Interest expense	(101,178)	(32,665)	(220,154)	(1,008,169)
Other income	—	37,608	—	37,608
Reduction to note payable	—	—	282,320	—
Reversal of accruals related to prior periods	—	—	—	32,305

Net other income and (expense)	(101,178)	4,943	(154)	(938,256)

Net loss	$(652,489)	$(481,824)	$(1,185,920)	$(2,768,913)
Loss per common share – basic and diluted
Loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.11)

Weighted average common share equivalents outstanding	2,836,432	39,602,560	2,611,635	25,088,471

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value $0.00067	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE DECEMBER 31, 2006	3,135,822	$52,256	$23,618,750	$(29,539,894)	$(5,868,888)
CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)	6,985,441	4,680	3,125,610		3,130,290
SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)	2,041,553	1,367	1,093,254		1,094,621
CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES	1,684,898	1,130	647,629		648,759
SHARES ISSUED FOR IOWC ACQUISITION	22,139,012	14,833	(14,833)		—
CONVERSION OF AUGUSTINE NOTE PAYABLE OBLIGATION	2,031,553	1,361	715,777		717,138
CONVERSION OF NEW MILLENIUM NOTE PAYABLE OBLIGATION (RELATED PARTY)	1,636,364	1,096	898,904		900,000
NET LOSS FOR THE NINE-MONTH PERIOD ENDED SEPT 30, 2007				(2,768,913)	(2,768,913)

BALANCE SEPT 30, 2007	39,654,643	$76,723	$30,085,091	$(32,308,027)	$(2,146,993)

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2007

(UNAUDITED)

	For the nine-month period ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,185,920)	$(2,768,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of note payable obligations and additional non-cash interest expense	—	1,216,904
Conversion of consultant obligations and additional non-cash expense	—	160,625
Issuance of stock for services provided	232,739	194,660
Increase in accounts receivable	—	(55,210)
Decrease in prepaid expenses	(21,250)	(16,500)
Increase in accounts payable and accrued expenses	231,966	180,693
Increase in deferred revenue	—	37,500

Net cash used in operating activities	(742,465)	(1,050,241)

CASH FLOWS FROM INVESTING ACTIVITIES
No cash used in or provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of note payable, related party	(220,000)	—
Funds from convertible notes payable	777,500	947,000

Net cash provided by financing activities	557,500	947,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(184,965)	(103,241)
CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$98,497	$126,093

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the company’s common stock	$—	$900,000

Conversion of convertible notes payable to shares of the company’s common stock	$—	$2,373,120

Conversion of accrued expenses to shares of the company’s common stock:
Board of director and officer payable	$—	$648,759

Consultant payable	$—	$894,956

See accompanying notes to consolidated financial statements.

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

Note 2. Business and Organization

Outlook

BioLargo, Inc. (the “Company”) generated revenue in the three-month period ended September 30, 2007 for the first time since the completion of the acquisition of the BioLargo technology from IOWC Technologies, Inc. (“IOWC”) on April 30, 2007. Prior to that date it had no continuing business operations and operated as a public shell.

The Company will need substantial working capital to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending December 31, 2007 and beyond, as well as to fund the commercialization of the BioLargo technology. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements and fund the operations necessary to commercially exploit the BioLargo technology. It would need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $2,768,913 for the nine-month period ended September 30, 2007, negative cash flow from operating activities of $1,050,241 for the nine-month period ended September 30, 2007, and an accumulated stockholders’ deficit of $32,308,807 as of September 30, 2007. Also, as of September 30, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital and commercially exploit the BioLargo technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $126,093 at September 30, 2007. The Company’s revenues in the three and nine-month periods ended September 30, 2007 were insufficient to meet its working capital needs and its financing activities primarily funded operations.

During the nine-month period ended September 30, 2007, the Company sold an aggregate $947,000 principal amount of its convertible promissory notes. Of this amount $516,000 was sold pursuant to the offering commenced in the fall of 2006 (the “Fall 2006 Offering”) due and payable September 13, 2008 to 22 investors. The remaining $431,000 was sold pursuant to the offering commenced in the spring of 2007 (the “Spring 2007 Offering”) due and payable June 30, 2009 to eleven investors. (See Note 3 for details on the Fall 2006 and Spring 2007 offerings.)

As of September 30, 2007, the Company had $1,461,126 aggregate principal amount of its promissory notes that mature at various times during 2007, 2008 and 2009. This amount consists of (i) convertible notes totaling $1,431,000 (see Note 3); and (ii) a promissory note totaling $30,126 due to a former professional for legal services (see Note 9). The Company currently intends to require the conversion of the $1,431,000 aggregate principal amount of convertible notes and any accrued and unpaid interest upon maturity, in which case the Company will not require cash to repay such notes.

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

Transactions Involving IOWC Technologies, Inc.

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

Pursuant to the terms of the M&L Agreement, the Company is entitled to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer the 20% interest it acquired in “BioLargo, LLC” pursuant to the Sundheimer Agreement. In October 2006, the Company terminated the Sundheimer Agreement, for cause. See also Note 11. Subsequently, the Company and IOWC agreed that IOWC’s 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but that BLTI would have the option to acquire such 20% interest for nominal consideration for seven years (the “Option Agreement”).

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

The Consulting Agreement contained provisions requiring Mr. Code to devote substantially all of his business time to the Company; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with the business of the Company or its affiliates, including BLTI; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code will not solicit the Company’s employees or customers; and other standard provisions typical for a consulting agreement. The Consulting Agreement also provided that the Company retains the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement, as amended on December 20, 2006 and as of March 30, 2007, terminated when the Company entered into an Employment Agreement with Mr. Code on April 30, 2007. See “Code Employment Agreement” below. During the term of the Consulting Agreement, Mr. Code was paid $15,400 per month, prorated for partial months, and was entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

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

In connection with the completion of the acquisition of the BioLargo technology in April 2007, the M&L Agreement, Consulting Agreement, and R&D Agreement were terminated. No cash payments were made to IOWC in connection with this R&D Agreement.

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

Representations and Warranties. As part of the Asset Purchase Agreement, Mr. Code and IOWC, jointly and severally, have made certain representations and warranties to the Company with respect to, among other things:

•	good, valid and marketable title to the assets being sold free and clear of any and all material liens and encumbrances;

•	absence of the need for third party consents;

•	further assurances to take action to vest good title in the name of the Company;

•	sufficiency of the assets for the future conduct of business by the Company;

•	intellectual property matters;

•	the absence of litigation and proceedings;

•	compliance with laws; and

•	limitations on the resale of the IOWC Shares in accordance with securities laws.

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

Code Employment Agreement

As part of the completion of the acquisition of the BioLargo technology, the Company entered into an employment agreement dated April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The consulting agreement with Mr. Code dated June 20, 2006, as amended as of December 20, 2006 and as of March 30, 2007, was terminated when the Company entered into the employment agreement with Mr. Code.

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

In connection with the closing of the acquisition of the BioLargo technology and the execution of the Code Employment Agreement, Mr. Code was also elected to the Board of both the Company and BLTI.

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

The Spring 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share. The Spring 2007 Notes can be converted voluntarily by the noteholders at any time. The Spring 2007 Notes can be converted mandatorily by the Company (i) on or after September 30, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the Spring 2007 Notes may be repaid in cash or may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the maturity date.

From the inception of the Spring 2007 Offering in May 2007, through September 30, 2007, the Company received gross and net proceeds of $431,000 from 11 investors and issued Spring 2007 Notes, the principal amount of which allow for conversion into an aggregate 615,718 shares of the Company’s common stock, and Spring 2007 Warrants exercisable into an aggregate 615,718 shares of the Company’s common stock.

The Spring 2007 Notes have not been converted and remain outstanding, and they are recorded on the balance sheet as Long-Term Liabilities.

Fall 2006 Offering

In September 2006, the Company commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). The Company sold an aggregate $1,000,000 principal amount of its promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, the principal amount of which is convertible into 1,454,546 shares of the Company’s common stock. Of this amount, the Company sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 balance subsequent to December 31, 2006. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at the Company’s option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of the Company’s common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that the Company may incur prior to the maturity date. The Fall 2006 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.6875 per share. The Fall 2006 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. The Fall 2006 Notes can be converted mandatorily by the Company (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the Fall 2006 Notes may be repaid in cash or may be converted, at the sole option of the Company, into shares of the Company’s common stock, on the maturity date.

The Fall 2006 Notes have not been converted and remain outstanding, and are recorded on the balance sheet as convertible notes payable as current liabilities.

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

2005—Third Offering

Pursuant to another private offering, which commenced in September 2005 and terminated in February 2006 and received a total of $1,102,000 from this offering and of this amount $777,500 was received in the three month period ended March 31, 2006. On March 21, 2007, the Company converted an aggregate principal amount of $1,102,000 of Third Offering Notes and $117,931 of accrued but unpaid interest into an aggregate of 1,951,922 shares of the Company’s common stock, at a conversion price of $0.625 per share.

The Company recorded an additional non-cash interest expense of $895,014 related to the conversion of an aggregate principal amount of $1,953,120 in note payable obligations, because the conversion common stock price set forth in these notes was less than the market price of the Company’s common stock on the date of conversion.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Outstanding Warrants

The Company has certain warrants outstanding to purchase its common stock, at various prices, as described in the following table:

	Number of Warrants	Price Range
Outstanding as of December 31, 2006	3,046,878	$0.125 to $5.00
Issued	1,361,287	$1.25 to $1.30
Expired	—
Exercised	—

Outstanding as of September 30, 2007	4,408,165	$0.125 to $5.00

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2006	September 30, 2007
Accounts payable and accrued expenses	779,268	294,222
Accrued interest	923,472	452,158
Officer payable	337,796	45,639
Board of Director payable	270,963	16,500

Total Accounts Payable and Accrued Expenses	$2,311,500	$808,519

With respect to accounts payable, on March 21, 2007 the Company converted $704,296 related to consulting services, which were converted into 1,803,615 shares of the Company’s common stock, at prices agreed upon with each consultant ranging between $0.25 to $0.625 per share. An expense totaling $199,666 was recorded in the nine-month period ended September 30, 2007 as the conversion common stock price was less than the market price of the Company’s common stock at the date of conversion. All of these expenses were incurred prior to December 31, 2006.

On July 16, 2007 the Company converted $154,660 related to consulting services, which were converted into 237,938 shares of the Company’s common stock at $0.65 per share, the closing price of a share of the Company’s common stock on the conversion date. All of these expenses were incurred during 2007.

With respect to accrued interest, on March 21, 2007 the Company converted $246,124 related to accrued interest from the Company’s note obligations, which were converted into an aggregate of 866,854 shares of the Company’s common stock, at a price range of $0.10 -$0.625 per share under the terms of the note obligations. The accrued interest as of September 30, 2007, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 8). The remaining accrued interest relates to the outstanding convertible promissory notes.

With respect to officer and board of director payable, on March 15, 2007, the Company converted $608,759 of officer and board of director payables to five of its current or former officers and directors into 1,623,359 shares of the Company’s common stock at $0.375 per share, the closing price of a share of the Company’s common stock on the March 15, 2007 conversion date various conversion rates. All of these expenses were incurred prior to December 31, 2006.

On July 16, 2007 the Company converted $40,000 of board of director payables to two of its current directors into 61,539 shares of the Company’s common stock at $0.65 per share, the closing price of a share of the Company’s common stock on conversion date. All of these expenses were incurred during 2007.

Subsequent to September 30, 2007 the Company converted $81,900 of additional payables into shares of common stock. Of this amount, $25,000 owed for legal services provided to the Company in 2007 was converted into 69,445 shares of the Company’s common stock at $0.36 per share, the closing price of the Company’s common stock on the date of issuance. The remaining $56,900 of accrued payables owed to an officer, two directors and consultants for services provided to the Company in 2007 was converted into 90,321 shares of the Company’s common stock at $0.43 per share, the closing price of the Company’s common stock on the date of issuance. (See Note 12.)

Note 6. Deferred Revenue

Johnson & Johnson Agreement

Effective September 6, 2007, the Company entered into a product evaluation agreement with Johnson & Johnson Consumer and Personal Products Worldwide (“CPPW”), a division of Johnson & Johnson Consumer Companies, Inc. Over the next few months, CPPW will evaluate the Company’s BioLargo technology for possible application in certain specific CPPW product lines. At the end of that period, CPPW will determine if it is interested in pursuing a subsequent business relationship with the Company. CPPW is under no obligation to pursue any subsequent business with the Company or to develop or commercialize a product at the end of the evaluation period.

CPPW will not obtain any rights to any portion of the BioLargo technology as a result of the product evaluation agreement. Additionally, among other things, the parties have agreed to keep each other’s information and materials confidential.

Subsequent to September 30, 2007, the Company received a fee of $50,000 for providing CPPW up to 160 hours of technical assistance related to this agreement. For the three-month period ended September 30, 2007, the Company recorded $12,500 of revenue and recorded the remaining $37,500 as deferred revenue on its balance sheet.

Note 7. Augustine Loan

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

Note 8. Related Party Transactions

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

Note 9. Other Loans

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

On November 1, 2004 the Company converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. As of September 1, 2007, the Company and noteholder agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,176 to principal and enter into a new one year note totaling $30,126, payable September 30, 2008 bearing interest at rate of 6% per annum. As of September 30, 2007 the principal amount of the note, together with $290 in accrued but unpaid interest, had not been repaid. During 2004, the Company raised $60,000 pursuant to a private offering and issued convertible promissory notes due and payable one year from the date of issuance. The maturity date of the notes were subsequently extended. As of December 31, 2006, the principal amount of the notes, together with $11,284 in accrued but unpaid interest, had not been repaid. On March 29, 2007, the principal amount of these notes, along with $12,512 in accrued and unpaid interest, were converted into 580,095 shares of the Company’s common stock.

Note 10. Commitments and Contingencies

Obligation to Former Debenture Holder

As of December 31, 2006 and September 30, 2007 the Company had a remaining balance of $21,151 that it owes under a settlement agreement with a former convertible debenture holder, This amount in included in the Company’s balance sheet. Note 11. Other Income.

Settlement Agreement

On July 10, 2007, the Company entered into a settlement agreement (“Settlement Agreement”) with Craig Sundheimer and Lloyd Jarvis (collectively, “Sundheimer”) with respect to the prior termination of their license agreement with IOWC, assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and IOWC. (See Note 2.)

The Settlement Agreement requires Sundheimer to pay $18,125 to the Company upon its execution. In addition to the initial payment, the Settlement Agreement requires Sundheimer pay to the Company 10% percent of sales by Sundheimer from the sale of super-absorbent pads and other related products to Blood Systems Inc., and of all sales from January 1, 2006 through December 31, 2011. The Company has received and recorded $37,608 as other income in its September 30, 2007 income statement.

Note 12. Subsequent Events

Syngenta Agreement

Effective October 3, 2007, BioLargo, Inc. and its wholly-owned subsidiary BioLargo Life Technologies, Inc. (collectively, the “Company”), entered into a product evaluation agreement (the “Syngenta Agreement”) with Syngenta Crop Protection, Inc. (“Syngenta”).

Over the next several months to one year, Syngenta will have the exclusive right to conduct initial evaluation and laboratory testing of the Company’s BioLargo technology for its commercial utility in a field of use consisting of various specified agrochemical and similar applications. An initial milestone payment shall be paid by Syngenta to the Company for this initial evaluation and testing, and in exchange the Company has agreed not to engage in any negotiations or testing with other parties related to the specified field of use.

Additionally, the Syngenta Agreement provides that, should Syngenta elect to proceed further to field testing or commercial development of a product in a specified field of use, the parties will negotiate with each other exclusively and in good faith additional agreements and milestone payments for such specific selected uses. Should Syngenta then elect to commercialize a product based on the Company’s BioLargo technology, the parties will have 12 months from the completion of product development for any selected application to negotiate with each other exclusively and in good faith and enter into a commercial license agreement for such selected application. Should Syngenta elect not to proceed at any stage, the Company shall thereafter be free to seek alternative routes to commercialization and alternative partners for applications in the specified field of use.

Syngenta will not obtain any rights to any portion of the Company’s BioLargo technology as a result of the product evaluation agreement itself. However, the Syngenta Agreement does provide how rights to new inventions will be managed during the term of the initial evaluation and testing. Title to all new inventions made by the Company resulting from the work performed under the Syngenta Agreement shall reside in the Company. Title to all new inventions made by Syngenta resulting from the work performed under the Syngenta Agreement shall reside in Syngenta. Title to all inventions and discoveries made jointly by Syngenta and the Company resulting from the work performed under the Syngenta Agreement shall reside jointly in Syngenta and the Company. Inventorship shall be determined in accordance with U.S. Patent law, as the same may exist from time to time.

Additionally, among other things, the parties have agreed to keep each other’s information and materials confidential; have provided for the manner in which patent applications shall be filed with respect to any new inventions; and have agreed to mutual indemnification.

Shares Issued for Consulting and Professional Services

On October 5, 2007 the Company converted $25,000 of accrued payables owed for legal services provided to the Company in 2007 into 69,445 shares of the Company’s common stock at $0.36 per share, the closing price of the Company’s common stock on the date of issuance.

On October 18, 2007 the Company converted $56,900 of accrued payables owed to an officer, two directors, and consultants for services provided to the Company in 2007 into 90,321 shares of the Company’s common stock at $0.43 per share, the closing price of the Company’s common stock on the date of issuance.

The offerings and the sales of securities pursuant to the conversions described above were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder as not involving a public offering of securities.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of September 30, 2007, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the terms “we”, “us”, “our” and Company refers to BioLargo, Inc., and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, which is sometimes referred to separately as BLTI, and NuWay Sports, LLC, a California limited liability company.

General Note

On March 15, 2007, our stockholders approved, and effective as of the close of business on March 21, 2007, we completed, a 1-for-25 reverse split of our common stock (the “Reverse Split”). Additionally, on March 15, 2007, our stockholders approved, and we have filed, an amendment to our certificate of incorporation increasing our authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Unless specifically stated otherwise, all references in this Report to our common stock are stated on a post-Reverse Split basis.

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

Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise the BioLargo technology. We recently entered into two product evaluation agreements with third parties, pursuant to which our technology will be evaluated for possible application in specific product lines manufactured by such parties. See “Plan of Operation” below.

We had no continuing business operations until the completion of the acquisition of the BioLargo technology on April 30, 2007, and the Company operated as a public shell prior to such date. During the three-month period ended September 30, 2007 the Company earned and recorded its first revenue since the April 30, 2007 transaction.

Plan of Operation

Overview

We intend to focus our efforts primarily on the further research and development, and the licensing of the BioLargo technology. We may also develop certain products incorporating the BioLargo technology ourselves, on a more limited basis, for use in certain applications and industries.

Commercialization of the BioLargo Technology

We plan to pursue our primary revenues from licensing our BioLargo technology. Subject to regulatory compliance where applicable, our BioLargo technology is presently available for incorporation into certain products, including absorbent pads and materials to be used for clean up of or as a precautionary measure from spills of liquids, including hazardous materials.

Our current business plan calls for us to license our BioLargo technology to others and receive a license fee for its incorporation into existing and newly-created products across numerous industry verticals. Currently, we do not intend to manufacture our own products. We intend to work with manufacturers on a contract-for-hire basis, or on a project–by–project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. However, while we have been engaged in extensive negotiations with numerous potential licensees and other users of products incorporating the BioLargo technology, there are no such agreements in place to date and therefore we cannot forecast when we will first generate license fee revenues, if at all.

A typical early step in seeking to market our BioLargo technology is to enter into confidentiality agreements with potential licensees. These confidentiality agreements contain, among other things, protection of, and confirmation of our continued ownership in, all of our intellectual property. We then often deliver samples of material incorporating our BioLargo technology for testing. To date, we have entered into numerous such confidentiality agreements and delivered samples.

In addition to confidentiality agreements, we may also enter into material testing agreements with potential licensees. These agreements typically provide that the results of sample testing are shared with us, whereas they may or may not be shared with us under confidentiality agreements. To date, we have entered into four material testing agreements, two of which have so far led to product evaluation agreements.

Recently, we took our first major steps towards commercializing our BioLargo technology by entering into two product evaluation agreements, pursuant to which our BioLargo technology will be evaluated for application to specific product lines. Under these agreements, we receive a fee for providing access to our BioLargo technology and for our technical support to assist in the evaluation of our BioLargo technology within the defined areas of evaluation.

Johnson & Johnson Agreement

Effective September 6, 2007, we entered into a product evaluation agreement (the “CPPW Agreement”) with Johnson & Johnson Consumer and Personal Products Worldwide (“CPPW”), a division of Johnson & Johnson Consumer Companies, Inc. CPPW will evaluate our BioLargo technology for possible application in certain specific CPPW product lines. At the end of this evaluation period, CPPW will determine if it is interested in pursuing a subsequent business relationship. CPPW is under no obligation to pursue any subsequent business with us or to develop or commercialize a product at the end of the evaluation period.

CPPW will not obtain any rights to any portion of the BioLargo technology as a result of the CPPW Agreement. Additionally, among other things, the parties have agreed to keep each other’s information and materials confidential.

Syngenta Agreement

Subsequent to the quarter ending September 30, 2007 and effective October 3, 2007, we entered into a product evaluation agreement (the “Syngenta Agreement”) with Syngenta Crop Protection, Inc. (“Syngenta”). Over the next several months to approximately one year, Syngenta will have the exclusive right to conduct initial evaluation and laboratory testing of our BioLargo technology for its commercial utility in a field of use consisting of various specified agrochemical and similar applications. An initial milestone payment shall be paid to us by Syngenta for this initial evaluation and testing, and in exchange we have agreed not to engage in any negotiations or testing with other parties related to the specified fields of use.

Additionally, the Syngenta Agreement provides that, should Syngenta elect to proceed further to field testing or commercial development of a product in a specified field of use, the parties will negotiate with each other exclusively and in good faith additional agreements and milestone payments for such specific selected uses. Should Syngenta then elect to commercialize a product based on our BioLargo technology, the parties will have 12 months from the completion of product development for any selected application to negotiate with each other exclusively and in good faith and enter into a commercial license agreement for such selected application. Should Syngenta elect not to proceed at any stage, we shall thereafter be free to seek alternative routes to commercialization and alternative partners for applications in the specified field of use.

Syngenta will not obtain any rights to any portion of our technology as a result of the Syngenta Agreement itself. However, the Syngenta Agreement does provide how rights to new inventions will be managed during the term of the initial evaluation and testing. Title to all new inventions we make resulting from the work performed under the Syngenta Agreement shall reside in the Company. Title to all new inventions made by Syngenta resulting from the work performed under the Syngenta Agreement shall reside in Syngenta. Title to all inventions and discoveries we make jointly with Syngenta resulting from the work performed under the Syngenta Agreement shall reside jointly in Syngenta and the Company. Inventorship shall be determined in accordance with U.S. Patent law, as the same may exist from time to time.

Additionally, among other things, the parties have agreed to keep each other’s information and materials confidential; have provided for the manner in which patent applications shall be filed with respect to any new inventions; and have agreed to mutual indemnification.

Sales and Marketing

We intend to devote a significant part of our resources to sales and marketing of the BioLargo technology to potential licensees. Subject to obtaining adequate financing, for which no commitments are currently in place, we intend to initially focus on the following vertical markets:

•	Agriculture - food, plant, seed and soil washes and sprays (herbicides, fungicides, pesticides, decontamination of soil in animal enclosures and disinfection of related equipment)

•	Medical and Consumer Products - disinfection and sanitization products for medical applications (medical antiseptic, antimicrobial, disinfectant washes, and sprays, wipes, and absorbent materials)

•

Water / Remediation - remediation of waste, drinking, surface, storm and ground waters (irrigation run-off, storm drain discharge, wetlands management, storage and transport aqueducts, canals and reservoirs, wells and other consumer water supplies), and soil and beach remediation

•	Hazmat Packaging - diagnostics and pathogens (bio-hazard containment, blood transport)

•	Homeland Security - Leaks, spills, and disaster clean-up (toxic spills, bio-terrorist threats, and natural disasters)

•	Food Safety - packaging and processing

While specific efforts will vary based on market conditions and opportunities that present themselves from time to time, the following discussion of recent efforts is indicative of the types of efforts we expect to undertake on an ongoing basis.

In 2006, we focused on pre-marketing activities to establish credibility in the technology. For example, in April 2006, we engaged Robert Stewart, Ph.D., to serve as our regulatory specialist for required activities involving the Environmental Protection Agency (“EPA”) and the Food and Drug Administration. During this period, we also focused on establishing relationships with key agents who work on a commission basis to assist us in marketing to large corporations and other organizations. In May 2006, we hired a consultant to assist us on our marketing and sales efforts.

In February 2006, we began discussions with major research universities to further our research for specific applications. In September 2006, we hired UCLA to research applications of the BioLargo technology for beach and soil remediation. An initial report regarding this research was presented in October 2006 at the National Beaches Conference sponsored by the EPA. We are discussing expanding the scope of study in this area with UCLA.

Throughout 2006, we engaged in various efforts to continue testing, developing and pre-marketing products incorporating the BioLargo technology. For example, in January 2006, we contracted with a third-party manufacturer to produce samples for presentation purposes of absorbent pads. We also engaged a particle, formulations, blending and specialty manufacturing company to work with us in product development and sample fabrication. In June 2006, we hired a third-party laboratory to perform a series of independent test and issue their reports to assist us in validating the BioLargo technology to a “Good Laboratory Practice” standard. We continue to work with these third parties.

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

During 2007, we continued our efforts from 2006, and have increased our marketing efforts, focusing on executing agreements with potential licensees to earn a license fee. We entered into negotiations regarding testing and product development with several leading companies in their field. To date, these negotiations have resulted in two product evaluation agreements. (See Johnson & Johnson Agreement, and Syngenta Agreement, above.) We are continuing discussions with other potential licensees or other users of products incorporating our BioLargo technology in a range of applications, including beach remediation and homeland security applications with the U.S. Department of Defense. A number of prospective licensees are engaged in materials and product testing efforts, as well as discussions with us about product designs and various uses of our BioLargo technology. However, it is essential to note that, other than with CPPW and Syngenta, we do not yet have any agreements in place with any of these parties, and no assurance can be given if any such efforts will prove successful or result in commercialization of our BioLargo technology.

Research and Development, Intellectual Property Protection and Third-Party Testing

We currently anticipate that research and development costs over the next 12 months could be significant, and will range considerably, subject to the amount of third-party financing, if any, which we receive. To the extent that we are able to secure sufficient additional financing, we may be in a position to accelerate and expand the scope of our research and development activities. Among other things, we would invest any such funds primarily on continued testing of the BioLargo technology in certain applications and the development of additional production methods for use of the BioLargo technology. Although we are actively pursuing such financing, no such commitment is in place at present.

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

Results of Operations—Comparison of the three- and nine-month periods ended September 30, 2007 and 2006

Revenue

We generated $12,500 in revenues from operations during the three- and nine-month periods ended September 30, 2007, compared with no revenues from operations during the three- and nine-month periods ended September 30, 2006. These revenues were generated from a product evaluation agreement entered in the three-month period ending September 30, 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $493,000 and $1,795,000 for the three- and nine-month periods ended September 30, 2007, respectively, compared to $527,000 and $1,077,000 for the three- and nine-month periods ended September 30, 2006, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $111,000 and $254,000 for the three- and nine-month periods ended September 30, 2007, compared to $46,000 and $139,000 for the three- and nine-month periods ended September 30, 2006, an increase of $65,000 and $115,000, respectively. The increase is attributable to an increase in for salary related to Dennis Calvert, our President and Chief Executive Officer; Joseph Provenzano, our Secretary; and Kenneth Code, our Chief Technology Officer.

b. Consulting Expenses: These expenses were $164,000 and $405,000 for the three- and nine-month periods ended September 30, 2007, compared $349,000 and $567,000 for the three- and nine-month periods ended September 30, 2006, a decrease of $185,000 and $162,000, respectively. This decrease is primarily attributable to the one time stock issuance to Mr. Code in 2006 pursuant to the R&D Agreement. Our utilization of consultants is consistent with executing our business plan to commercialize our BioLargo technology; providing applications of our BioLargo technology for potential licensees or other customers in various vertical markets; advising us in various respects regarding our business and opportunities; furthering product development and design; providing financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services.

c. Professional Fees: These expenses were $119,000 and $709,000 for the three- and nine-month periods ended September 30, 2007, compared to $62,000 and $180,000 for the three- and nine-month periods ended September 30, 2006, an increase of $57,000 and $529,000, respectively. The increase is primarily attributable to an increase in (i) our need for legal work related to our BioLargo technology, including the multiple patent applications, as well as obtaining stockholder approvals and preparing for the closing of the transactions with IOWC and Mr. Code; (ii) investment banking fees; (iii) accounting fees; and (iv) audit services.

d. Other Expense: These expenses were $0 and $200,000 for the three and nine-month periods ended September 30, 2007, compared to $0 and $0 for the three- and nine-month periods ended September 30, 2006. These expenses were the result of converting account payables and accrued expenses, because the conversion common stock price was less than the market price of our common stock on the dates of conversion.

Research and Development

Research and development expenses were $6,000 and $48,000 for the three- and nine-month periods ended September 30, 2007, respectively, compared to $24,000 and $108,000 for the three- and nine-month periods ended September 30, 2006. Our level of research and product development has varied based on available capital and is consistent with our plan to provide applications of our BioLargo technology to potential licensees or other customers in various vertical markets.

Net Loss

Net loss for the three- and nine-month periods ended September 30, 2007 was $481,824 and $2,768,089, or a loss of $0.01 and $0.11 per share, respectively. Comparatively, for the three- and nine-month periods ended September 30, 2006, net loss was $652,498 and $1,185,920, or a loss of $0.23 and $0.45 per share, respectively.

Liquidity and Capital Resources

We have been, and we will be, limited in terms of our capital resources. Cash and cash equivalents totaled $126,093 at September 30, 2007. We generated $12,500 of revenue in the three-month period ended September 30, 2007 and used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our business plan.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,768,913 for the nine-month period ended September 30, 2007, negative cash flow from operating activities of $1,050,241 for the nine-month period ended September 30, 2007, and a stockholders’ deficit of $32,308,807 as of September 30, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital and commercially exploit our BioLargo technology. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order to meet operating expenses and other financial obligations, we have been forced to use cash on hand to fund our operations. We have also continued to sell convertible promissory notes to investors. During the nine-month period ended September 30, 2007, we raised $947,000 gross and net proceeds. Of this amount $516,000 was included in the Fall 2006 private offering which terminated on April 25, 2007. The remaining $431,000 was included in the Spring 2007 private offering. The notes issued in our 2005 offerings were converted into shares of our common stock in March 2007. The Fall 2006 and Spring 2007 Notes remain outstanding. (See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”)

During 2007, we have taken significant steps to reduce our financial obligations. Following stockholder approval on March 15, 2007 for the recapitalization of our stock and the Reverse Split, we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We also converted an aggregate $608,759 of accrued payables to five of our current or former officers and directors into an aggregate 1,623,359 shares of our common stock. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date.

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

On April 13, 2007, the board of directors and New Millennium Capital Partners, LLC (“New Millennium”) agreed to convert the principal amount of a $900,000 promissory note (the “New Millennium Note”) held by New Millennium into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008, and was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, our President and Chief Executive Officer. The accrued but unpaid interest in the amount of $380,658 was not converted, and as of September 30, 2007 remains outstanding. No additional interest will accrue on this outstanding balance.

On July 16, 2007, we converted an aggregate $194,660 of accrued payables to 13 of our current or former consultants into an aggregate 299,477 shares of our common stock, at $0.65 per share, which was the last bid price on the date of conversion.

As a result of the foregoing transactions, as of September 30, 2007, we had converted an aggregate $5,396,129 of obligations, consisting primarily of principal amount of notes, accrued and unpaid interest, salaries, fees and payables, into an aggregate 14,379,809shares of our common stock. Of the $5,396,129in obligations converted, $347,714 related to obligations incurred 2007, and the remaining $5,048,415 related to obligations incurred prior to December 31, 2006.

As of September 30, 2007, we had outstanding $1,431,000 aggregate principal amount with respect to convertible promissory notes; we had outstanding $21,151 debenture payable; we had outstanding $30,126 as a note payable; and we had outstanding $808,519 of accounts payable and accrued expenses, which amount consists of (i) $452,158 in accrued and unpaid interest, including $71,210 relating to outstanding convertible promissory notes and $380,658 relating to interest due New Millennium, and (ii) $294,222 in accounts payable, including amounts owed to professionals, directors and an officer.

Subsequent to the quarter ended September 30, 2007, on October 5, 2007, we converted $25,000 of accrued payables to one of our professional advisers into 69,445 shares of our common stock, at $0.36 per share, which was the last bid price on the date of conversion. The payable is for services performed in 2007.

On October 18, 2007 the Company converted $56,900 of accrued payables owed to an officer, two directors, and consultants for services provided to the Company in 2007 into 90,321 shares of the Company’s common stock at $0.43 per share, the closing price of the Company’s common stock on the date of issuance.

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

From May 31, 2007 through November 2, 2007, we received gross and net proceeds of $ 441,000 from 13 investors and issued Spring 2007 Notes which allow conversion into an aggregate of 630,004 shares of our common stock and Warrants exercisable for 630,004 shares of our common stock. Of these amounts, during the nine-month period ended September 30, 2007, we received gross and net proceeds of $431,000 from 11 investors and issued Spring 2007 Notes which allow conversion into an aggregate of 615,718 shares of our common stock and Warrants exercisable into an aggregate of 615,718 shares of our common stock. The offering is continuing as of the date of the filing of this Report.

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

Significant Obligations

Significant obligations at September 30, 2007 included:

(i) Fall 2006 Notes and Spring 2007 Notes in the aggregate principal amount of $1,431,000, together with accrued and unpaid interest in the aggregate amount of $71,210, which obligations are mandatorily convertible into shares of our common stock at the option of the Company and are discussed in more detail above;

(ii) $380,658 of interest due to New Millennium pursuant to an agreement to convert the New Millennium Note into shares of our common stock;

(iii) $294,222 in accounts payable to various parties;

(iv) $30,126 remaining principal amount of a promissory note, together with accrued and unpaid interest in the amount of $290, relating to professional fees; and

(v) $21,151 outstanding remaining on a settlement agreement with a former convertible debenture holder, which amount remains outstanding.

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

Obligation Relating to Professional Fees

On November 1, 2004 the Company converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. On September 1, 2007, the Company and noteholder agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,176 to principal and enter into a new one year note totaling $30,126, payable September 30, 2008 bearing interest at rate of 6% per annum. As of September 30, 2007 the principal amount of the note, together with $290 in accrued but unpaid interest, had not been repaid.

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

We anticipate that any generated revenue will principally be derived from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee. We entered into product evaluation agreements which provide a non-refundable fee which is recognized over the term of the evaluation agreement as earned.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value consistently with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are currently evaluating the impact of adopting this standard.

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

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”), in which we. sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, convertible into 1,454,546 shares of the Company’s common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 balance subsequent to December 31, 2006. Each Fall 2006 Offering Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

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

From May 31, 2007 through November 2, 2007, we received gross and net proceeds of $441,000 from 13 investors and issued Spring 2007 Notes which allow conversion into an aggregate of 630,004 shares of our common stock and Warrants exercisable for 630,004 shares of our common stock. Of these amounts, during the nine-month period ended September 30, 2007, we received gross and net proceeds of $431,000 from 11 investors and issued Spring 2007 Notes which allow conversion into an aggregate of 615,718 shares of our common stock and Warrants exercisable into an aggregate of 615,718 shares of our common stock. The offering is continuing as of the date of the filing of this Report.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on September 6, 2007. At that meeting, our stockholders:

1. Elected five directors to serve until our 2007 annual meeting of stockholders or until his successor is duly elected and qualified:

Name	For	Withheld
Dennis Calvert	29,696,888	49,352
Kenneth R. Code	29,717,041	29,199
Gary A. Cox	29,733,477	12,763
Dennis E. Marshall	29,733,314	12,926
Joseph Provenzano	29,733,314	12,926

2. Approved the BioLargo, Inc. 2007 Equity Incentive Plan:

Votes For	28,328,590
Votes Against	6,057
Abstentions	71,032
Broker Non-Votes	1,340,561

3. Ratified the appointment of Jeffrey S. Gilbert as our independent auditors for the current fiscal year:

Votes For	29,717,333
Votes Against	14,197
Abstentions	14,710
Broker Non-Votes	0

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description

10.1*	Promissory note related to professional fees

10.2*	BioLargo, Inc. 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: November 19, 2007	By:	/s/ Dennis Calvert
Dennis Calvert
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Promissory note related to professional fees

10.2*	BioLargo, Inc. 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Filed herewith.