Form 10QSB/A
period 2007-06-30
BIOLARGO, INC.
filed 2008-01-03
CIK 880242

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

BIOLARGO, INC.

FORM 10-QSB

Exhibit Index

Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

GENERAL NOTE

This Quarterly Report on Form 10-QSB for the period ended June 30, 2007 (as amended, the “Report”) is being amended solely to refile the Report under the current form of cover of a Form 10-QSB, an obsolete version thereof having been utilized inadvertently at the time of the prior filing.

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

BIOLARGO, INC.

Date: January 3, 2008	By:	/s/ Dennis Calvert
Dennis Calvert Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).