Form 10QSB/A
period 2007-09-30
BIOLARGO, INC.
filed 2008-01-03
CIK 880242

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

Exhibit Index

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

GENERAL NOTE

This Quarterly Report on Form 10-QSB for the period ended September 30, 2007 (as amended, the “Report”) is being amended solely to refile the Report under the current form of cover of a Form 10-QSB, an obsolete version thereof having been utilized inadvertently at the time of the prior filing.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on September 6, 2007. At that meeting, our stockholders:

1. Elected five directors to serve until our 2007 annual meeting of stockholders or until his successor is duly elected and qualified:

Name	For	Withheld
Dennis Calvert	29,696,888	49,352
Kenneth R. Code	29,717,041	29,199
Gary A. Cox	29,733,477	12,763
Dennis E. Marshall	29,733,314	12,926
Joseph Provenzano	29,733,314	12,926

2. Approved the BioLargo, Inc. 2007 Equity Incentive Plan:

Votes For	28,328,590
Votes Against	6,057
Abstentions	71,032
Broker Non-Votes	1,340,561

3. Ratified the appointment of Jeffrey S. Gilbert as our independent auditors for the current fiscal year:

Votes For	29,717,333
Votes Against	14,197
Abstentions	14,710
Broker Non-Votes	0

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description

10.1*	Promissory note related to professional fees

10.2*	BioLargo, Inc. 2007 Equity Incentive Plan

31.1**	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2**	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Previously filed.

**	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: January 3, 2008	By:	/s/ Dennis Calvert
Dennis Calvert
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Promissory note related to professional fees

10.2*	BioLargo, Inc. 2007 Equity Incentive Plan

31.1**	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2**	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Previously Filed.

**	Filed herewith.