Form 10KSB/A
period 2006-12-31
BIOLARGO, INC.
filed 2008-03-10
CIK 880242

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

i

GENERAL NOTE

THIS AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006, OF BIOLARGO, INC. (THE “COMPANY”) IS BEING FILED FOR THE FOLLOWING PURPOSES: (1) TO RECALCULATE THE VALUE OF CERTAIN WARRANTS ISSUED BY THE COMPANY AS PART OF CERTAIN PRIVATE OFFERINGS OF THE COMPANY’S SECURITIES WHICH GIVES RISE TO ADDITIONAL INTEREST EXPENSE; AND (2) TO ELIMINATE PRO FORMA FINANCIAL INFORMATION PREVIOUSLY PRESENTED, BASED ON THE COMPANY’S DETERMINATION THAT SUCH PRESENTATION IS NOT REQUIRED.

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

Interest expense

Interest expense totaled $559,000 for the year ended December 31, 2006, as compared to $242,500 for the year ended December 31, 2005, an increase of $316,500. This increase is attributed to the amortization of the value of warrants issued in conjunction with our convertible notes and additional accrued interest related to the outstanding convertible notes.

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

Net Loss

Net loss for the year ended December 31, 2006 was $1,525,000 or $0.56 per share, compared to a net loss for the year ended December 31, 2005 of $1,187,000 or $0.55 per share.

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

The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,524,706 for the twelve-month period ended December 31, 2006, negative cash flow from operating activities of $1,315,628 for the twelve-month period ended December 31, 2006, and a stockholders’ deficit of $29,753,893 as of December 31, 2006. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation filed March 16, 2007

3.2	Certificate of Designations creating Series A Preferred Stock(6)

3.3	Bylaws, as amended and restated(1)

4.1	Form of Warrant to Purchase Common Stock issued to preferred stockholders(6)

4.2	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(6)

Exhibit No.	Description of Exhibit

4.3	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(3)

4.4	Term Loan Agreement dated as of June 10, 2003 between the Company and Augustine II LLC(4)

4.7	Amendment No. 1 dated as of March 30, 2004 to Term Loan Agreement between the Company and Augustine II, LLC(6)

4.5	Amendment No. 2 dated as of July 20, 2005 to Term Loan Agreement between the Company and Augustine II, LLC(9)

4.6	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(9)

4.7	Amendment No. 3 dated as of May 1, 2006 to Term Loan Agreement between the Company and Augustine II, LLC(11)

4.8	Third Amended and Restated Convertible Term Note of the Company issued to Augustine II, LLC(11)

4.9	Convertible Loan Agreement and Note between the Company and James Burchard(6)

4.10	Promissory Note dated November 20, 2003 issued by the Company to James Seay, DDS.(6)

4.11	Amendment No. 1 dated February 10, 2005 to Promissory Note issued to James Seay(8)

4.12	Conversion Agreement with New Millennium dated October 16, 2003(5)

4.13	Warrant to purchase shares of common stock held by Arthur Lipper(6)

4.14	Unsecured Promissory Note dated March 7, 2005 issued to Dennis Calvert(7)

4.15	Form of Convertible Term Note issued in Second Offering(8)

4.16	Form of Warrant issued in the Second Offering (10)

4.17	Form of Convertible Note issued in the Third Offering(10)

4.18	Form of Warrant issued in the Third Offering (10)

4.19	Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC(4)

4.20	Form of Promissory Note issued in the Fall 2006 Offering (16)

4.21*	Form of Warrant issued in the Fall 2006 Offering

4.22*	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC.

10.1†	Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003(2)

10.2	Marketing and License Agreement dated as of December 31, 2005 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(10)

10.3	Consulting Agreement dated as of January 1, 2006 between the Company and Kenneth Reay Code(11)

10.4	Amendment No. 1 to Consulting Agreement between the Company and Kenneth Reay Code(13)

10.5	Amendment No. 2 to Consulting Agreement between the Company and Kenneth Reay Code(14)

10.6	Research and Development Agreement dated as of August 11, 2006 among the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc. and Kenneth Reay Code(12)

Exhibit No.	Description of Exhibit

10.7	Amendment No. 1 dated August 14, 2006 to Research and Development Agreement(12)

10.8	Amendment No. 2 dated December 20, 2006 to Research and Development Agreement(13)

10.9	Amendment No. 3 dated March 30, 2007 to Research and Development Agreement(14)

10.10*	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code

10.11*†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert

10.12*†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code

10.13*	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis

10.14*	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.

10.15*	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc.

10.16*	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc.

10.17*	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc.

10.18*	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc.

10.19*	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc.

10.20*	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc.

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.
**	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(3)	Incorporated herein by reference from the Form 8K filed by the Company on May 1, 2003.
(4)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(6)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(7)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(8)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.

(9)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.
(11)	Incorporated by reference from the Form 8-K filed by the Company on October 19, 2006.
(12)	Incorporated by reference from the Form 8-K filed by the Company on August 16, 2006.
(13)	Incorporated by reference from the Form 8-K filed by the Company on December 21, 2006
(14)	Incorporated by reference from the Form 8-K filed by the Company on April 5, 2007.
(15)	Incorporated by reference from the Form 8-K filed by the Company on June 23, 2006.
(16)	Incorporated by reference from the Form 8-K filed by the Company on December 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditor” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 7, 2008	By:	/S/ DENNIS CALVERT
Dennis Calvert President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ DENNIS CALVERT Dennis Calvert	Chairman of the Board, Chief Executive Officer and President	March 7, 2008

/S/ KENNETH R. CODE* Kenneth R. Code	Director	March 7, 2008

/S/ GARY COX* Gary Cox	Director	March 7, 2008

/S/ DENNIS E. MARSHALL* Dennis E. Marshall	Director	March 7, 2008

/S/ JOSEPH PROVENZANO* Joseph Provenzano	Secretary and Director	March 7, 2008

* by Dennis Calvert, Attorney-in-fact

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

/s/ Jeffrey S. Gilbert

Los Angeles, California
April 30, 2007

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

ASSETS

	December 31, 2005	December 31, 2006
CURRENT ASSETS

Cash and Cash Equivalents	$283,462	$229,334
Prepaid Expenses	—	16,500

Total Current Assets	283,462	245,834

TOTAL ASSETS	$283,462	$245,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,312,663	$2,311,500
Accrued Option Compensation Expense	—	—
Convertible Notes Payable, Current Portion	1,820,570	2,398,070
Prepaid Interest Related to Above Convertible Notes, Current Portion Net of Amortization	—	(284,025)
Note Payable, Related Party	1,120,000	900,000
Debentures Payable, Net	21,151	21,151

Total Current Liabilities	5,074,384	5,346,696

LONG-TERM LIABILITIES
Convertible Note Payable, Net of Current Portion	—	484,000
Prepaid Interest Related to Above Convertible Notes, Net of Current Portion and Amortization	—	(255,875)

Total Long-Term Liabilities	—	228,125

TOTAL LIABILITIES	5,074,384	5,574,821

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- and 22,373 Shares Issued and Outstanding, at December 31, 2006 and December 31, 2005, respectively	375	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 3,135,822 and 2,498,140 Shares Issued, at December 31, 2006 and December 31, 2005, respectively (Pro forma 39,355,166 Shares Issued and Outstanding)	41,056	52,256
Additional Paid-In Capital	23,396,834	24,372,650
Accumulated Deficit	(28,229,187)	(29,753,893)

Total Stockholders’ Deficit	(4,790,922)	(5,328,987)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$283,462	$245,834

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2006

	2005	2006
Revenue
Total revenues	$—	$—

Costs and expenses
Selling, general and administrative	999,807	1,632,856
Research and development	—	129,522

Total costs and expenses	999,807	1,762,378

Loss from operations	(999,807)	(1,762,378)

Other income and (expense)
Interest expense	(242,494)	(558,882)
Reversal of accruals related to prior periods	55,000	576,554
Reduction in note payable to related party	—	220,000

Net other (expense) income	(187,494)	237,672

Net loss	$(1,187,301)	$(1,524,706)

Loss per common share – basic and diluted
Loss per share	$(0.55)	$(0.56)

Weighted average common share equivalents outstanding	2,161,672	2,742,206

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2004	22,373	$375	2,079,249	$34,120	$23,299,870	$(27,041,886)	$(3,701,521)

Adjustment to Common Stock			3,291	(25)	25		—

Stock Issued for Services			410,800	6,961	96,939		103,900

Net Loss for the Year Ended December 31, 2005						(1,187,301)	(1,187,301)

BALANCE DECEMBER 31, 2005	22,373	375	2,493,340	41,056	23,396,834	(28,229,187)	(4,790,922)

Reissuance of Shares Previously Cancelled			990	17	(17)		—

Adjustment of Common Stock			82	412	(410)		2

Conversion of Preferred to Common Stock	(22,373)	(375)	20,773	375	—		—

Stock Issued to Mr. Code for R&D Agreement			620,637	10,396	222,343		232,739

Issuance of Warrants in Conjunction With Convertible Note Offerings					753,900		753,900

Net Loss for the Year Ended December 31, 2006						(1,524,706)	(1,524,706)

BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$24,372,650	$(29,753,893)	$(5,328,987)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2006

	2005		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(1,187,301)	$(1,524,706)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of Stock for Services		103,900	232,741
Non-cash Interest Expense Related to Value of Warrants Issued in Conjunction With Our Convertible Notes		—	214,000
Non-cash Reduction of Related Party Note		—	(220,000)
Increase in Prepaid Expense		—	(16,500)
Increase (Decrease) in Accounts Payable and Accrued Expenses		258,393	(1,163)

Net Cash Used In Operating Activities		(825,008)	(1,315,628)

CASH FLOWS FROM INVESTING ACTIVITIES

No Cash Used In or Provided by Investing Activities		—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Funds from Loans		1,108,470	1,261,500

Net Cash Provided By Financing Activities		1,108,470	1,261,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		283,462	(54,128)

CASH AND CASH EQUIVALENTS – BEGINNING		—	283,462

CASH AND CASH EQUIVALENTS – ENDING		$283,462	$229,334

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest		$—	$—

Income Taxes		$—	$—

SUPPLEMENTAL DISCLOSURE OR NON-CASH FINANCING ACTIVITIES
Issuance of Warrants in Conjunction With Convertible Note Offerings	$		$753,900

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $1,524,706 for the twelve-month period ended December 31, 2006, negative cash flow from operating activities of $1,315,628 for the twelve-month period ended December 31, 2006, and an accumulated stockholders’ deficit of $29,753,893 as of December 31, 2006. Also, as of December 31, 2006, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $229,334 at December 31, 2006. The Company had no revenues in the twelve-month period ended December 31, 2006 and its financing activities funded operations.

During 2006, the Company raised $1,286,500 gross and net proceeds in two private offerings. This amount consisted of (i) $802,500 gross proceeds which was raised in a private offering (the 2005 Third Offering) of convertible notes that commenced in September 2005 and terminated in February 2006, $25,000 of which was received prior to December 31, 2005; and (ii) $484,000 gross and net proceeds which was raised in a private offering (the 2006 Fall Offering) of convertible notes that commenced in October 2006 and terminated in April 2007. (See Note 6 and Note 14.)

As of December 31, 2006, the Company has $3,782,070 aggregate principal amount of its promissory notes that mature at various times during 2007 and 2008. This amount primarily includes (i) a note totaling $900,000 due to New Millennium Capital Partners, LLC (“New Millennium”) (see Note 10); (ii) Augustine Loan totaling $420,000 (see Note 8); (iii) convertible notes totaling $2,402,120 (see Note 6 and Note 9); (iv) promissory note totaling $35,000 due to a former advisory board member (see Note 9); and (v) promissory note totaling $25,000 due to a former professional for legal services (see Note 9). The Company does not presently have funds sufficient to repay these obligations as they mature. No financing is in place at present, and it is unknown if any financing will be in place in the future, which would permit the Company to repay these notes in full as they mature.

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

Organization

On March 15, 2007 the Company’s stockholders approved, and the Company has completed, an increase in its authorized capital stock and a corporate name change, changing its name from NuWay Medical, Inc. to BioLargo, Inc. approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to the certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, the Company has obtained a new trading symbol. The Company will continue to trade on the Pink Sheets under its new trading symbol “BLGO” effective March 21, 2007. (See Note 14.)

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

Calvert Employment Agreement

In connection with the closing of the acquisition of the BioLargo technology, the Company also entered into a new employment agreement with Dennis Calvert, the Company’s President and Chief Executive Officer. (See Note 14.)

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

For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance. The issuance of stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense over the life of the services.

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

Note 3. Warrants

During 2006, the Company issued warrants to purchase 1,988,000 shares of the Company’s common stock to investors as part of two private offerings. In connection with the 2005 Third Offering (see Note 6), the Company issued warrants to purchase 1,284,000 shares of the Company’s common stock to 44 investors. The warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire January 31, 2008. In connection with the Fall 2006 Offering the Company issued warrants to purchase 704,000 shares of the Company’s common stock to 21 investors. The warrants allow for the holders to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire on September 13, 2009.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine interest expense related to these warrants, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The principal assumptions we used in applying the option-pricing models were as follows:

December 31, 2006
Risk free interest rate	4.93%
Expected volatility	280%
Expected dividend yield	—
Forfeiture rate	—
Expected life in years	1.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants totaled $753,900 which is recorded on the Company’s balance sheet, net of accumulated amortization of $214,000, as prepaid interest related to our convertible notes. The Company recorded an aggregate of $214,000 of interest expense related to the amortization of the prepaid interest related to our convertible notes in the twelve month period ended December 31, 2006 and $0 for the twelve month period ended December 31, 2005.

The Company has certain warrants outstanding to purchase its common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2005	1,079,643	$0.125 to $5.00
Issued	1,988,008	$1.25
Expired	20,773	$5.00
Exercised	—

Outstanding as of December 31, 2006	3,046,878	$0.125 to $1.50

During 2005, the Company issued warrants to purchase 799,200 shares of the Company’s common stock. Warrants to purchase 320,000 shares of the Company’s common stock at $0.13 per share were issued to the Augustine Fund (see Note 8), and expire July 29, 2010. Warrants to purchase 479,200 shares of the Company’s common stock were issued in a private offering to fifteen investors (the 2005 Third Offering, see Note 6). These warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, through January 31, 2008.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2005, the Company issued an aggregate 410,800 shares to five consultants, directors, and employees. In 2005 there was $103,390 of expenses recorded related to the issuance of these shares. Of this amount $13,900 related to consulting services, $30,000 related to legal services, $20,000 related to Board expense, and $40,000 related to salary expense.

During 2006, a total of 620,637 shares of common stock were issued to Mr. Code in connection with the R&D Agreement (see Note 1). A consulting expense of $232,739 was recorded in connection with the issuance of these shares.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 Plan imposes additional maximum limitations, which limitations will be adjusted to take into account stock splits, reverse stock splits and other similar occurrences. The maximum number of shares that may be issued in connection with incentive stock options granted to any one person in any calendar year intended to qualify under Internal Revenue Code Section 422 is 10,000,000 shares. The maximum number of shares that may be subject to stock options or stock appreciation rights granted to any one person in any calendar year is 5,000,000 shares, except that this limit is 10,000,000 shares if the grant is made in the year of the recipient’s initial employment. The maximum number of shares that may be subject to restricted stock or restricted stock units granted to any one person in any calendar year is 5,000,000 shares. The maximum number shares that may be subject to awards granted to any one Participant in any calendar year of (i) performance shares, and/or performance units (the value of which is based on the Fair Market Value of a Shares), is 5,000,000 Shares; and (ii) of performance units (the value of which is not based on the Fair Market Value of a Share) that could result a payment of more than $500,000.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 21, 2007, the Company converted $30,710, which included $25,000 aggregate principal amount and $5,710 of accrued but unpaid interest, with a conversion price of $0.10 per share, into an aggregate of 307,102 shares of the Company’s common stock. (See Note 14.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 21, 2007, the Company converted $850,550 in Second Offering Notes, which included $731,120 aggregate principal amount and $119,430 of accrued but unpaid interest, with various maturity dates and with various conversion prices, into an aggregate of 4,120,720 shares of the Company’s common stock. (See Note 14.)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2006, the principal amount of the loan of $420,000, together with $268,528 in accrued but unpaid interest, had not been repaid. (See Note 14.)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10. Related Party Transactions

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Agreements

In December of 2002, The Company entered into a five-year employment agreement with the Company’s current president, Dennis Calvert. His agreement calls for a base monthly income of $14,000 plus performance bonuses and employee related benefits. He serves as president, Chief Executive Officer, Interim CFO and Chairman of the Board. In April 2007, this agreement was amended (see Note 14).

In March 2003, the Company entered into a five-year employment agreement with Joseph Provenzano. Mr. Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At the Company’s discretion, the Company may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash. In 2005, the Company and Mr. Provenzano agreed that he would work for the Company on an as needed basis. In 2005, the Company paid Mr. Provenzano $39,900 for services performed. In 2006, the Company paid Mr. Provenzano $2,100 and recorded $99,000 of accrued and unpaid compensation for services performed; of this amount, $40,000 related to unpaid compensation for services performed in 2005 which was not recorded in 2005. Subsequent to December 31, 2006, this entire amount was converted into shares of the Company’s common stock (see Note 13).

Stock-Based Commitments

The Company has utilized the services of a number of consultants who were compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, the Company may be obligated to issue additional shares to the consultants.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following as of December 31,

	2005	2006
Accounts payable	$240,181	$32,305
Accrued expense	1,050,409	746,963
Accrued interest	579,053	923,472
Officer payable	328,821	337,796
Board of Director payable	114,199	270,963

Total Accrued Expenses	$2,312,663	$2,311,500

The Company recorded a non-cash gain resulting from the reversal of accrued liabilities totaling $576,554 in 2006. This reversal was attributable to the dismissal of the Lyons case which resulted in the reversal of an accrued liability totaling $308,334 and an additional $47,310 related to the settlement of the Flight Options case. See Note 12. The remaining reversal of accrued liabilities totaling $220,910 was the result of management’s review of its accrued liabilities which it believes it is no longer obligated to pay. This non-cash gain is recorded in the twelve month period ended December 31, 2006 Income Statement.

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

Note 14. Subsequent Events

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

Note Holders Conversion

On March 21, 2007 the Company converted an aggregate $2,193,688, which is comprised of $1,918,120 principal and $275,568 in accrued but unpaid interest of convertible notes held by 91 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.125 to $0.625 per share , and were converted into an aggregate 6,652,737 shares of the Company’s common stock. Of the $275,568 of accrued but unpaid interest included in this conversion, $246,124 related to interest accrued as of December 31, 2006 and the remaining $29,444 related to interest accrued in 2007 up to the conversion date.

On March 25, 2007, the Company converted its note obligations to Dr. Seay in an aggregate principle amount of $35,000 and $6,598 of accrued but unpaid interest into an aggregate of 332,704 shares of the Company’s common stock, at a conversion price of $0.125 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation filed March 16, 2007

3.2	Certificate of Designations creating Series A Preferred Stock(6)

3.3	Bylaws, as amended and restated(1)

4.1	Form of Warrant to Purchase Common Stock issued to preferred stockholders(6)

4.2	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(6)

4.3	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(3)

4.4	Term Loan Agreement dated as of June 10, 2003 between the Company and Augustine II LLC(4)

4.7	Amendment No. 1 dated as of March 30, 2004 to Term Loan Agreement between the Company and Augustine II, LLC(6)

4.5	Amendment No. 2 dated as of July 20, 2005 to Term Loan Agreement between the Company and Augustine II, LLC(9)

4.6	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(9)

4.7	Amendment No. 3 dated as of May 1, 2006 to Term Loan Agreement between the Company and Augustine II, LLC(11)

4.8	Third Amended and Restated Convertible Term Note of the Company issued to Augustine II, LLC(11)

4.9	Convertible Loan Agreement and Note between the Company and James Burchard(6)

4.10	Promissory Note dated November 20, 2003 issued by the Company to James Seay, DDS.(6)

4.11	Amendment No. 1 dated February 10, 2005 to Promissory Note issued to James Seay(8)

4.12	Conversion Agreement with New Millennium dated October 16, 2003(5)

4.13	Warrant to purchase shares of common stock held by Arthur Lipper(6)

4.14	Unsecured Promissory Note dated March 7, 2005 issued to Dennis Calvert(7)

4.15	Form of Convertible Term Note issued in Second Offering(8)

4.16	Form of Warrant issued in the Second Offering (10)

4.17	Form of Convertible Note issued in the Third Offering(10)

4.18	Form of Warrant issued in the Third Offering (10)

4.19	Stock Pledge Agreement dated as of June 10, 2003, between New Millennium and Augustine II LLC(4)

4.20	Form of Promissory Note issued in the Fall 2006 Offering (16)

4.21*	Form of Warrant issued in the Fall 2006 Offering

4.22*	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC.

1

Exhibit No.	Description of Exhibit

10.1†	Employment Agreement between the Company and Joseph Provenzano dated March 1, 2003(2)

10.2	Marketing and License Agreement dated as of December 31, 2005 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(10)

10.3	Consulting Agreement dated as of January 1, 2006 between the Company and Kenneth Reay Code(11)

10.4	Amendment No. 1 to Consulting Agreement between the Company and Kenneth Reay Code(13)

10.5	Amendment No. 2 to Consulting Agreement between the Company and Kenneth Reay Code(14)

10.6	Research and Development Agreement dated as of August 11, 2006 among the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc. and Kenneth Reay Code(12)

10.7	Amendment No. 1 dated August 14, 2006 to Research and Development Agreement(12)

10.8	Amendment No. 2 dated December 20, 2006 to Research and Development Agreement(13)

10.9	Amendment No. 3 dated March 30, 2007 to Research and Development Agreement(14)

10.10*	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code

10.11*†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert

10.12*†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code

10.13*	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis

10.14*	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.

10.15*	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc.

10.16*	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc.

10.17*	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc.

10.18*	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc.

10.19*	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc.

10.20*	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc.

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed
**	Filed herewith
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.

2

(2)	Incorporated herein by reference from the Form S-8 filed by the Company on August 8, 2002, and amended on Form S-8 filed by the Company on December 27, 2002.
(3)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.
(4)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2003.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on October 31, 2003.
(6)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2003
(7)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2004.
(8)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2005.
(9)	Incorporated herein by reference from the 10-QSB filed by the Company for the period ending March 31, 2005.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on January 9, 2006.
(11)	Incorporated by reference from the Form 8-K filed by the Company on October 19, 2006.
(12)	Incorporated by reference from the Form 8-K filed by the Company on August 16, 2006.
(13)	Incorporated by reference from the Form 8-K filed by the Company on December 21, 2006
(14)	Incorporated by reference from the Form 8-K filed by the Company on April 5, 2007.
(15)	Incorporated by reference from the Form 8-K filed by the Company on June 23, 2006.
(16)	Incorporated by reference from the Form 8-K filed by the Company on December 4, 2006.

3