Form 10QSB/A
period 2007-03-31
BIOLARGO, INC.
filed 2008-03-10
CIK 880242

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

BIOLAR GO, INC.

FORM 10-QSB

INDEX

PART I

PART II

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i.

GENERAL NOTE

THIS AMENDMENT NO. 2 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2007, OF BIOLARGO, INC. (THE “COMPANY”) IS BEING FILED FOR THE FOLLOWING PURPOSES: (1) TO RECALCULATE THE VALUE OF CERTAIN WARRANTS ISSUED BY THE COMPANY AS PART OF CERTAIN PRIVATE OFFERINGS OF THE COMPANY’S SECURITIES WHICH GIVES RISE TO ADDITIONAL INTEREST EXPENSE; AND (2) TO ELIMINATE PRO FORMA FINANCIAL INFORMATION PREVIOUSLY PRESENTED, BASED ON THE COMPANY’S DETERMINATION THAT SUCH PRESENTATION IS NOT REQUIRED.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND MARCH 31, 2007, AND

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET MARCH 31, 2007

ASSETS

	December 31, 2006	March 31, 2007 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$146,561
Prepaid expenses	16,500	6,763

Total current assets	245,834	153,324

TOTAL ASSETS	$245,834	$153,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	2,311,500	1,436,910
Accrued option compensation expense	—	—
Convertible notes payable, current portion	2,373,070	419,950
Prepaid interest related to above convertible notes, net of amortization	(284,025)	(342,109)
Note payable, related party	900,000	900,000
Note payable	25,000	25,000
Debentures payable, net	21,151	21,151

Total current liabilities	5,346,696	2,460,902

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	484,000	608,000
Prepaid interest related to above convertible notes, net of current portion and amortization	(255,876)	(269,250)

Total long-term liabilities	228,125	518,750

TOTAL LIABILITIES	5,574,821	2,979,652

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2007 and at December 31, 2006	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 12,269,622 and 3,135,822 shares issued At March 31, 2007 and December 31, 2006, respectively (Pro forma 39,355,166 Shares Issued and Outstanding)	52,256	58,376
Additional paid-in capital	24,372,650	28,560,178
Accumulated deficit	(29,753,895)	(31,444,882)

Total stockholders’ deficit	(5,328,987)	(2,826,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$153,324

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED

MARCH 31, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended March 31,
	2006	2007
Revenue	$—	$—

Total revenues	—	—

Costs and expenses
Selling, general and administrative	333,708	619,295
Research and development	19,769	18,492

Total costs and expenses	353,477	637,787

Loss from operations	(353,477)	(637,787)

Other income and expense
Interest expense	(88,161)	(1,053,201)

Net other expense	(88,161)	(1,053,201)

Net loss	$(441,638)	$(1,690,988)

Loss per common share – basic and diluted
Loss per share	$(0.18)	$(0.39)

Weighted average common share equivalents outstanding	2,498,140	4,281,186

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Deficit	Total
BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$24,372,650	$(29,753,893)	$(5,328,987)

CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)			6,985,441	4,680	3,125,610		3,130,290

SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)			525,000	352	262,147		262,499

CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES			1,623,359	1,088	607,671		608,759

NET LOSS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007						(1,690,988)	(1,690,988)

BALANCE MARCH 31, 2007	—	$—	12,269,622	$58,376	$28,560,178	$(31,444,882)	$(2,826,327)

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED

MARCH 31, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(441,638)	$(1,690,988)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Conversion of Note Payable obligations Non-Cash interest expense	—	960,639
Non-Cash interest expense related to value of warrants issued in conjunction with our convertible notes	—	100,641
(Increase) decrease in Prepaid Expenses	(63,750)	9,737
Increase in Accounts Payable and Accrued Expenses	91,463	213,198

Net Cash Used In Operating Activities	(413,925)	(406,773)

CASH FLOWS FROM INVESTING ACTIVITIES
No Cash Used In or Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Funds from Loan	777,500	324,000

Net Cash Provided By Financing Activities	777,500	324,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	363,575	(82,773)

CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$647,037	$146,561

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—

Income Taxes	$—	$—

Conversion of Note Payable to Shares of the Company’s Common Stock	$—	$2,235,276

Conversion of Accrued Expenses to Shares of the Company’s Common Stock:
Board of Director and Officer Payable	$—	$608,759

Consultant Payable	$—	$196,875

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

Issuance of warrants in conjunction with convertible note offerings	$—	$192,100

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the BioLargo, Inc. Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $1,690,988 for the three-month period ended March 31, 2007, negative cash flow from operating activities of $406,773 for the three-month period ended March 31, 2007, and an accumulated deficit of $31,444,882 as of March 31, 2007. Also, as of March 31, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4. Warrants

During the three-month period ended March 31, 2007, the Company issued warrants in conjunction with its sale of unregistered securities which allow for the purchase of an aggregate 471,280 shares of the Company’s common stock.

To determine interest expense related to its outstanding warrants, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The principal assumptions we used in applying the option-pricing models were as follows:

	December 31, 2006	March 31, 2007
Risk free interest rate	4.93%	4.52%
Expected volatility	280%	276%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00	1.25

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of March 31, 2007 totaled $631,359, net of accumulated amortization of $314,641, which is recorded on the Company’s balance sheet as prepaid interest related to our convertible notes. The Company recorded an aggregate of $100,641 of interest expense related to the amortization of prepaid interest related to our convertible notes in the three-month period ended March 31, 2007 and $0 interest expense in the three-month period ended March 31, 2006.

The Company has certain warrants outstanding to purchase its common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2006.	3,046,878	$0.125 to $5.00
Issued	471,280	$1.25
Expired	—	—
Exercised	—	—
Outstanding as of March 31, 2007	3,518,158	$0.125 to $1.50

During 2006, the Company issued warrants to purchase 1,988,000 shares of the Company’s common stock to investors as part of two private offerings. In connection with the 2005 Third Offering, the Company issued warrants to purchase 1,284,000 shares of the Company’s common stock to 44 investors. The warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire January 31, 2008. In connection with the Fall 2006 Offering the Company issued warrants to purchase 704,000 shares of the Company’s common stock to 21 investors. The warrants allow for the holders to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, and expire on September 13, 2009.

During 2005, the Company issued warrants to purchase 799,200 shares of the Company’s common stock. Warrants to purchase 320,000 shares of the Company’s common stock at $0.13 per share were issued to the Augustine Fund (see Note 6), and expire July 29, 2010. Warrants to purchase 479,200 shares of the Company’s common stock were issued in a private offering to fifteen investors (the 2005 Third Offering, see Note 6). These warrants allow for the holder to purchase shares of the Company’s common stock at an exercise price of $1.25 per share, through January 31, 2008. The warrants had no financial impact upon adoption of FAS 123R.

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

Note 5. Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses included the following:

	December 31, 2006	March 31, 2007
Accounts payable	$32,305	$32,305
Accrued expense	746,963	694,240
Accrued interest	923,472	698,864
Officer payable	337,796	—
Board of Director payable	270,963	11,500

Total Accrued Expenses	$2,311,500	$1,436,909

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

Note 6. Extension of Augustine Loan

On October 18, 2006, the Company and Augustine Fund agreed to further extend the maturity date of the Augustine Loan to May 1, 2007.

The Company recorded interest expense of $25,514 for the three-month period ended March 31, 2007 and $21,831 for the three-month period ended March 31, 2006.

As of March 31, 2007, the principal amount of the loan of $420,000, together with $294,042 in accrued but unpaid interest, had not been repaid. On April 11, 2007, the Augustine Fund elected to convert this obligation into shares of our common stock. (See Note 9.)

Note 7. Related Party Transactions

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-QSB are as of March 31, 2007, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Interest expense

Interest expense totaled $1,053,000 for the three-month period ended March 31, 2007, compared to $88,000 for the three-month period ended March 31, 2006, an increase of $965,000. This increase is attributed difference in conversion price to the stock price at the date of grant for certain promissory note conversions and to the amortization of the value of warrants issued in conjunction with our convertible notes and additional accrued interest related to the outstanding convertible notes.

Research and Development

Research and development expenses were $18,000 for the quarter ended March 31, 2007, as compared to $20,000 for the quarter ended March 31, 2006. Our level of research and product development is consistent with our plan to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets.

Net Loss

Net loss for the quarter ended March 31, 2007 was $1,691,000, or $0.39 per share, compared to a net loss for the quarter ended March 31, 2006 of $442,000, or $0.18 per share.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,690,988 for the quarter ended March 31, 2007, negative cash flow from operating activities of $406,773 for the quarter ended March 31, 2007, and an accumulated deficit of $31,444,882 as of March 31, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As described elsewhere in this Report and in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006, on March 15, 2007, at a special meeting of our stockholders, our stockholders approved (i) the issuance of stock to IOWC in connection with the acquisition by the Company of the BioLargo technology; (ii) an amendment to our certificate of incorporation to change our name; (iii) a reverse split of our common stock; and (iv) an increase in our authorized capital stock.

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

SIGNAT URES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused Amendment No. 2 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: March 7, 2008	By:	/s/ DENNIS CALVERT
Dennis Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).