Form 10QSB/A
period 2007-06-30
BIOLARGO, INC.
filed 2008-03-10
CIK 880242

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

BIOLARGO, INC.

FORM 10-QSB

Exhibit Index

Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

GENERAL NOTE

THIS AMENDMENT NO. 2 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2007, OF BIOLARGO, INC. (THE “COMPANY”) IS BEING FILED FOR THE FOLLOWING PURPOSES: (1) TO RECALCULATE THE VALUE OF CERTAIN WARRANTS ISSUED BY THE COMPANY AS PART OF CERTAIN PRIVATE OFFERINGS OF THE COMPANY’S SECURITIES WHICH GIVES RISE TO ADDITIONAL INTEREST EXPENSE; (2) TO VALUE AN OPTION GRANTED TO OUR CHIEF EXECUTIVE OFFICER, RESULTING IN ADDITIONAL OPTION COMPENSATION EXPENSE RECORDED OVER THE VESTING PERIOD OF THE OPTION RATHER THAN EXPENSING IT ALL AT ONCE ON THE ANNIVERSARY DATE; AND (3) AFTER A RE-EVALUATION OF THE ACCOUNTING TREATMENT AND PRESENTATION OF THE ACQUISITION OF ASSETS FROM IOWC TECHNOLOGIES, INC., WE HAVE MODIFIED OUR ACCOUNTING AND PRESENTATION OF SUCH ACQUISITION IN ACCORDANCE WITH THE FAIR VALUE RULES OF THE FASB.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND JUNE 30, 2007

ASSETS

	December 31, 2006	June 30, 2007 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$84,327
Prepaid expenses	16,500	—

Total current assets	245,834	84,327

OTHER ASSET
Licensing rights, net of amortization	—	11,166,220
Assigned agreement, net of amortization	—	382,923

TOTAL ASSETS	$245,834	$11,633,470

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$801,055
Accrued option compensation expense	—	158,961
Convertible notes payable, current portion	2,373,070	—
Prepaid interest related to above convertible notes, current portion net of amortization	(284,025)	—
Note payable, related party	900,000	—
Note payable	25,000	25,000
Debentures payable, net	21,151	21,151

Total current liabilities	5,346,696	1,006,167

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	484,000	1,096,950
Prepaid interest related to above convertible notes, net of current portion and amortization	(255,875)	(700,885)

Total long-term liabilities	228,125	396,065

TOTAL LIABILITIES	5,574,821	1,402,232
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2007 and at December 31, 2006	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 39,355,166 and 3,135,822 shares issued at June 30, 2007 and December 31, 2006, respectively	52,256	76,523
Additional paid-in capital	24,372,650	42,758,508
Accumulated deficit	(29,753,893)	(32,603,793)

Total stockholders’ deficit	(5,328,987)	10,231,238

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$11,633,470

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended June 30,		For the six-month period ended June 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses
Selling, general and administrative	207,449	841,553	550,157	1,460,848
Research and development	73,529	23,511	84,298	42,003
Amortization expense	—	184,534	—	184,534

Total costs and expenses	280,978	1,049,598	634,455	1,687,385

Loss from operations	(280,978)	(1,049,598)	(634,455)	(1,687,385)

Other income and (expense)
Interest expense	(30,815)	(141,619)	(118,976)	(1,194,820)
Reduction to note payable	220,000	—	220,000	—
Reversal of accruals related to prior periods	—	32,305	—	32,305

Net other income and (expense)	189,185	(109,314)	101,024	(1,162,515)

Net loss	$(91,793)	$(1,158,912)	$(533,431)	$(2,849,900)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.04)	$(0.22)	$(0.16)

Weighted average common share equivalents outstanding	2,499,130	30,777,550	2,456,730	17,631,060

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Deficit	Total
BALANCE DECEMBER 31, 2006	—	$—	3,135,822	$52,256	$24,372,650	$(29,753,893)	$(5,328,987)
CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)			6,985,441	4,680	3,125,610		3,130,290
SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)			1,803,615	1,209	938,752		939,961
CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES			1,623,359	1,088	607,671		608,759
ISSUANCE OF WARRANTS IN CONJUNCTION WITH CONVERTIBLE NOTE OFFERINGS					380,300		380,300
SHARES ISSUED FOR ACQUISITION OF ASSETS FROM IOWC			22,139,012	14,833	11,718,844		11,733,677
CONVERSION OF AUGUSTINE NOTE PAYABLE OBLIGATION			2,031,553	1,361	715,777		717,138
CONVERSION OF NEW MILLENIUM NOTE PAYABLE OBLIGATION (RELATED PARTY)			1,636,364	1,096	898,904		900,000
NET LOSS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007						(2,849,900)	(2,849,900)

BALANCE JUNE 30, 2007	—	$—	39,355,166	$76,523	$42,758,508	$(32,603,793)	$10,231,238

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2007

(UNAUDITED)

	For the six-month period ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(533,431)	$(2,849,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of note payable obligations and additional non-cash interest expense	—	1,216,904
Conversion of consultant obligations and additional non-cash expense	—	160,625
Non-cash interest expense related to value of warrants issued in conjunction with our convertible notes	—	219,316
Non-cash compensation expense related to options to employees	—	158,961
Amortization of intangible assets	—	184,534
Decrease in prepaid expenses	(42,500)	(16,500)
Increase in accounts payable and accrued expenses	82,055	168,053

Net cash used in operating activities	(493,876)	(758,007)

CASH FLOWS FROM INVESTING ACTIVITIES
No cash used in or provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of note payable, related party	(220,000)	—
Funds from convertible notes payable	777,500	613,000

Net cash provided by financing activities	557,500	613,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	63,624	(145,007)
CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$347,086	$84,327

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the company’s common stock	$—	$900,000

Conversion of convertible notes payable to shares of the company’s common stock	$—	$2,373,120

Conversion of accrued expenses to shares of the company’s common stock:
Board of director and officer payable	$—	$608,759

Consultant payable	$—	$740,296

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of warrants in conjunction with convertible note offerings	$—	$380,300

Issuance of shares of the Company’s common stock in conjunction with the acquisition of assets from IOWC	$—	$11,733,676

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $2,849,900 for the six-month period ended June 30, 2007, negative cash flow from operating activities of $758,007 for the six-month period ended June 30, 2007, and an accumulated stockholders’ deficit of $32,603,793 as of June 30, 2007. Also, as of June 30, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents totaled $84,327 at June 30, 2007. The Company had no revenues in the three and six-month periods ended June 30, 2007, and its financing activities funded operations.

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

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes acquired from IOWC and determined that the acquisition did not constitute a business. The fair value of the purchase price was calculated by using the weighted average of the daily closing price of the Company’s common stock from the date of the letter of intent until the closing of the acquisition multiplied by the number of shares issued to IOWC, resulting in a fair value of $11,733,676. The Company allocated this amount into identifiable intangible assets, consisting of licensing rights in the amount of $11,336,571 and an assigned agreement in the amount of $397,105.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From the inception of the offering on May 31, 2007, through June 30, 2007, the Company received gross and net proceeds of $97,000 from six investors and issued Spring 2007 Notes which allow conversion into an aggregate of 138,574 shares of the Company’s common stock, and Spring 2007 Warrants exercisable into an aggregate of 138,574 shares of the Company’s common stock. Since July 1, 2007, the Company has raised additional funds through this offering. (See Note 10.)

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

Note 4. Warrants

During the six-month period ended June 30, 2007, the Company issued warrants in conjunction with its sale of unregistered securities which allow for the purchase of an aggregate 884,143 shares of the Company’s common stock.

To determine interest expense related to its outstanding warrants, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The principal assumptions we used in applying the option-pricing models were as follows:

	December 31, 2006	June 30, 2007
Risk free interest rate	4.93%	4.52%
Expected volatility	280%	276 - 310%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00	1.25 – 1.5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of June 30, 2007 totaled $700,884, net of accumulated amortization of $433,316, which is recorded on the Company’s balance sheet as prepaid interest related to our convertible notes. The Company recorded an aggregate of $118,675 and $219,316 of interest expense related to the amortization of the prepaid interest related to our convertible notes in the three- and six-month period ended June 30, 2007 and $0 interest expense in the three- and six-month period ended June 30, 2006.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Intangible Assets/Long-lived Assets

Our intangible assets consist of the licensing rights and an assigned agreement which were acquired in the April 30, 2007 from IOWC. (See Note 2)

Licensing rights are stated on the balance sheet net of accumulated amortization of $170,352 as of June 30, 2007. Amortization expense for the six month periods ended June 30, 2007 was $170,352. At June 30, 2007 the weighted average remaining amortization period for the Licensing rights was approximately 11 years.

The assigned agreement is stated on the balance sheet net of accumulated amortization of $14,182 at June 30, 2007. Amortization expense for the six month period ended June 30, 2007 was $14,182. At June 30, 2007 the assigned agreement has a remaining amortization period of 4.5 years, which is the remaining contractual life of the acquired assigned agreement.

Note 6. Accounts Payable and Accrued Expenses

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

Note 10. Stock-Based Compensation and Other Employee Benefit Plans

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six month period June 30, 2007:

June 30, 2007
Risk free interest rate	4.50%
Expected volatility	310%
Expected dividend yield	—
Forfeiture rate	—
Expected life in years	7

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expect term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

Following the guidance of Staff Accounting Bulletin No. 107, we follow the “shortcut” method to determine the expected term of plain vanilla options issued to employees and Directors. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of unvested stock options granted to employees and Directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

As of June 30, 2007, the Company had issued and outstanding a non-qualified option to Dennis Calvert, CEO, to purchase 7,733,259 shares of the Company’s common stock at $0.18 per share which were issued on April 30, 2007. This option vests over three years in equal amounts on the anniversary date. The option expires 10 years from the date of issuance. The fair value of this option was $2,861,306 and for the three- and six-month period ended June 30, 2007 we recognized $158,961 of compensation expense and $0 for the three- and six-month period ended June 30, 2006.

Note 11. Subsequent Events

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

Selling, General and Administrative Expense

Selling, general and administrative expenses were $842,000 and $1,461,000 for the three- and six-month periods ended June 30, 2007, respectively, compared to $207,000 and $550,000 for the three- and six-month periods ended June 30, 2006, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $246,000 and $302,000 for the three- and six-month periods ended June 30, 2007, compared to $46,000 and $92,000 for the three- and six-month periods ended June 30, 2006, an increase of $200,000 and $210,000, respectively. The increase is primarily attributable to stock option compensation expense and to an increase in the salary related to Dennis Calvert, our President and Chief Executive Officer, per his employment agreement, salary related to Mr. Provenzano, our Secretary, and salary related to Mr. Code per his employment agreement which became effective April 30, 2007.

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

Interest expense

Interest expense totaled $142,000 and $1,195,000 for the three and six-month period ended June 30, 2007, compared to $32,000 and $119,000 for the three and six-month period ended June 30, 2006, an increase of $111,000 and $1,076,000, respectively. This increase is attributed difference in conversion price to the stock price at the date of grant for certain promissory note conversions and to the amortization of the value of warrants issued in conjunction with our convertible notes and additional accrued interest related to the outstanding convertible notes.

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

Net Loss

Net loss for the three- and six-month periods ended June 30, 2007 was $1,159,000 and $2,850,000, or a loss of $0.04 and $0.16 per share, respectively. Comparatively, for the three- and six-month periods ended June 30, 2006, net loss was $92,000 and $533,000, or a loss of $0.04 and $0.22 per share, respectively.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,849,900 for the six-month period ended June 30, 2007, negative cash flow from operating activities of $758,007 for the six-month period ended June 30, 2007, and a stockholders’ deficit of $32,603,793 as of June 30, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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