Form 10QSB/A
period 2007-09-30
BIOLARGO, INC.
filed 2008-03-10
CIK 880242

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

Exhibit Index

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

GENERAL NOTE

THIS AMENDMENT NO. 2 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007, OF BIOLARGO, INC. (THE “COMPANY”) IS BEING FILED FOR THE FOLLOWING PURPOSES: (1) TO RECALCULATE THE VALUE OF CERTAIN WARRANTS ISSUED BY THE COMPANY AS PART OF CERTAIN PRIVATE OFFERINGS OF THE COMPANY’S SECURITIES WHICH GIVES RISE TO ADDITIONAL INTEREST EXPENSE; (2) TO VALUE AN OPTION GRANTED TO OUR CHIEF EXECUTIVE OFFICER, RESULTING IN ADDITIONAL OPTION COMPENSATION EXPENSE RECORDED OVER THE VESTING PERIOD OF THE OPTION RATHER THAN EXPENSING IT ALL AT ONCE UPON THE DATE OF CLIFF VESTING; AND (3) TO PROVIDE FOR AMORTIZATION OF INTANGIBLE ASSETS OVER THEIR ESTIMATED ECONOMIC LIFE IN ACCORDANCE WITH THE FAIR VALUE RULES OF THE FASB.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND SEPTEMBER 30, 2007

ASSETS

	December 31, 2006	September 30, 2007 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$229,334	$126,093
Accounts receivable	—	55,210
Prepaid expenses	16,500	—

Total current assets	245,834	181,303

OTHER ASSETS
Licensing rights, net of amortization	—	10,910,692
Assigned agreements, net of amortization	—	361,650

TOTAL ASSETS	$245,834	$11,453,645

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,500	$808,519
Accrued option compensation expense	—	397,404
Convertible notes payable, current portion	2,373,070	1,000,000
Prepaid interest related to above convertible notes, current portion net of amortization	(284,025)	(488,110)
Note payable, related party	900,000	—
Note payable	25,000	30,126
Obligation to former debenture holder	21,151	21,151
Deferred revenue	—	37,500

Total current liabilities	5,346,696	1,806,590

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	484,000	431,000
Prepaid interest related to above convertible notes, net of current portion and amortization	(255,875)	(295,783)

Total long-term liabilities	228,125	135,217

TOTAL LIABILITIES	5,574,821	1,941,807
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2006 and at September 30, 2007
Common Stock, $0.00067 par value, 200,000,000 shares authorized, 3,135,822 and 39,654,643 shares issued at December 31, 2006 and September 30, 2007, respectively	52,256	76,723
Additional paid-in capital	24,372,650	43,171,168
Accumulated deficit	(29,753,893)	(33,736,053)

Total stockholders’ deficit	(5,328,987)	9,511,838

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,834	$11,453,645

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE-MONTH AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2007

(UNAUDITED)

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$12,500	$—	$12,500

Total revenue	—	12,500	—	12,500

Costs and expenses
Selling, general and administrative	527,311	731,551	1,077,468	2,192,399
Research and development	24,000	6,159	108,298	48,162
Amortization expense	—	276,801	—	461,335

Total costs and expenses	551,311	1,014,511	1,185,766	2,701,896

Loss from operations	(511,311)	(1,002,011)	(1,185,766)	(2,689,396)

Other income and (expense)
Interest expense	(101,178)	(167,857)	(220,154)	(1,362,677)
Other income	—	37,608	—	37,608
Reduction to note payable	—	—	282,320	—
Reversal of accruals related to prior periods	—	—	—	32,305

Net other income and (expense)	(101,178)	(130,249)	(154)	(1,292,764)

Net loss	$(652,489)	$(1,132,260)	$(1,185,920)	$(3,982,160)
Loss per common share – basic and diluted
Loss per share	$(0.23)	$(0.03)	$(0.45)	$(0.16)

Weighted average common share equivalents outstanding	2,836,432	39,602,560	2,611,635	25,088,471

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value $0.00067	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE DECEMBER 31, 2006	3,135,822	$52,256	$24,372,650	$(29,753,893)	$(5,328,987)
CONVERSION OF NOTE OBLIGATIONS (INCLUDING ADDITIONAL INTEREST EXPENSE)	6,985,441	4,680	3,125,610		3,130,290
SHARES ISSUED FOR SERVICES (INCLUDING ADDITIONAL COSTS AND EXPENSES)	2,041,553	1,367	1,093,254		1,094,621
CONVERSION OF BOARD OF DIRECTOR AND OFFICER PAYABLES	1,684,898	1,130	647,629		648,759
SHARES ISSUED FOR IOWC ACQUISITION	22,139,012	14,833	11,718,844		11,733,677
CONVERSION OF AUGUSTINE NOTE PAYABLE OBLIGATION	2,031,553	1,361	715,777		717,138
ISSUANCE OF WARRANTS IN CONJUNCTION WITH CONVERTIBLE NOTE OFFERINGS			598,500		598,500
CONVERSION OF NEW MILLENIUM NOTE PAYABLE OBLIGATION (RELATED PARTY)	1,636,364	1,096	898,904		900,000
NET LOSS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007				(3,982,160)	(3,982,160)

BALANCE SEPTEMBER 30, 2007	39,654,643	$76,723	$43,171,168	$33,736,053	$9,511,838

See accompanying notes to consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2007

(UNAUDITED)

	For the nine-month period ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,185,920)	$(3,982,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Conversion of note payable obligations and additional non-cash interest expense	—	1,216,904
Conversion of consultant obligations and additional non-cash expense	—	160,625
Non-cash interest expense related to value of warrants issued in conjunction with our convertible notes	—	354,508
Non-cash compensation expense related to options to employees	—	397,404
Amortization of intangible assets	—	461,335
Issuance of stock for services provided	232,739	194,660
Increase in accounts receivable	—	(55,210)
Decrease in prepaid expenses	(21,250)	(16,500)
Increase in accounts payable and accrued expenses	231,966	180,693
Increase in deferred revenue	—	37,500

Net cash used in operating activities	(742,465)	(1,050,241)

CASH FLOWS FROM INVESTING ACTIVITIES
No cash used in or provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of note payable, related party	(220,000)	—
Funds from convertible notes payable	777,500	947,000

Net cash provided by financing activities	557,500	947,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(184,965)	(103,241)
CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$98,497	$126,093

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the company’s common stock	$—	$900,000

Conversion of convertible notes payable to shares of the company’s common stock	$—	$2,373,120

Conversion of accrued expenses to shares of the company’s common stock:
Board of director and officer payable	$—	$648,759

Consultant payable	$—	$894,956

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of warrants in conjunction with convertible note offerings	$—	$598,500

Issuance of shares of the Company’s Common Stock in conjunction with the acquisition of assets from IOWC	$—	$11,733,676

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of the Company’s business. As reflected in the accompanying financial statements, the Company had a net loss of $3,982,160 for the nine-month period ended September 30, 2007, negative cash flow from operating activities of $1,050,241 for the nine-month period ended September 30, 2007, and an accumulated stockholders’ deficit of $33,736,053 as of September 30, 2007. Also, as of September 30, 2007, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital and commercially exploit the BioLargo technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2007, the Company had $1,461,126 aggregate principal amount of its promissory notes that mature at various times during 2007, 2008 and 2009. This amount consists of (i) convertible notes totaling $1,431,000 (see Note 3); and (ii) a promissory note totaling $30,126 due to a former professional for legal services (see Note 10). The Company currently intends to require the conversion of the $1,431,000 aggregate principal amount of convertible notes and any accrued and unpaid interest upon maturity, in which case the Company will not require cash to repay such notes.

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

Note 4. Warrants

During the nine-month period ended September 30, 2007, the Company issued warrants in conjunction with its sale of unregistered securities which allow for the purchase of an aggregate 1,361,287 shares of the Company’s common stock.

To determine interest expense related to its outstanding warrants, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The principal assumptions we used in applying the option-pricing models were as follows:

	December 31, 2006	September 30, 2007
Risk free interest rate	4.93%	4.52%
Expected volatility	280%	276 - 312%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00	1.25 - 1.50

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of September 30, 2007 totaled $783,893, net of accumulated amortization of $568,508, which is recorded on the Company’s balance sheet as Discount on convertible notes. The Company recorded an aggregate of $135,192 and $354,508 of interest expense related to the amortization of the Discount on convertible notes in the three- and nine-month period ended September 30, 2007 and $0 interest expense in the three- and nine-month period ended September 30, 2006.

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

Note 5. Intangible Assets/Long-lived Assets

Our intangible assets consist of the licensing rights and an assigned agreement which were acquired in the April 30, 2007 from IOWC. (See Note 2)

Licensing rights are stated on the balance sheet net of accumulated amortization of $425,880 as of September 30, 2007. Amortization expense for the three- and nine-month month periods ended September 30, 2007 was $117,276 and $425,880. At September 30, 2007 the weighted average remaining amortization period for the Licensing rights was approximately 11 years.

The assigned agreement is stated on the balance sheet net of accumulated amortization of $35,455 at September 30, 2007. Amortization expense for the three- and nine-month periods ended September 30, 2007 was $21,273 and $35,455, respectively. At September 30, 2007 the assigned agreement has a remaining amortization period of approximately 4 years, which is the remaining contractual life of the acquired assigned agreement.

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

Subsequent to September 30, 2007 the Company converted $81,900 of additional payables into shares of common stock. Of this amount, $25,000 owed for legal services provided to the Company in 2007 was converted into 69,445 shares of the Company’s common stock at $0.36 per share, the closing price of the Company’s common stock on the date of issuance. The remaining $56,900 of accrued payables owed to an officer, two directors and consultants for services provided to the Company in 2007 was converted into 90,321 shares of the Company’s common stock at $0.43 per share, the closing price of the Company’s common stock on the date of issuance. (See Note 14.)

Note 7. Deferred Revenue

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

Note 8. Augustine Loan

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

Note 9. Related Party Transactions

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

Note 11. Commitments and Contingencies

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

Note 12. Stock-Based Compensation and Other Employee Benefit Plans

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) as of January 1, 2006. FAS 123R requires companies to measure compensation expense for all share-based payments at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior fiscal years.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine month period September 30, 2007:

September 30, 2007
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

As of September 30, 2007, the Company had issued and outstanding a non-qualified option to Dennis Calvert, CEO, to purchase 7,733,259 shares of the Company’s common stock at $0.18 per share. This option vests over three years in equal amounts on the anniversary date. The option expires 10 years from the date of issuance. The fair value of this option was $2,861,306 and for the three- and nine-month periods ended September 30, 2007 we recognized $238,442 and $397,404 of compensation expense and $0 for the three- and nine-month period ended September 30, 2006.

Note 13. Subsequent Events

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

Selling, General and Administrative Expense

Selling, general and administrative expenses were $732,000 and $2,192,000 for the three- and nine-month periods ended September 30, 2007, respectively, compared to $527,000 and $1,077,000 for the three- and nine-month periods ended September 30, 2006, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $349,000 and $651,000 for the three- and nine-month periods ended September 30, 2007, compared to $46,000 and $139,000 for the three- and nine-month periods ended September 30, 2006, an increase of $303,000 and $512,000, respectively. The increase is attributable to stock option compensation expense and to an increase in for salary related to Dennis Calvert, our President and Chief Executive Officer; Joseph Provenzano, our Secretary; and Kenneth Code, our Chief Technology Officer.

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

Interest expense

Interest expense totaled $168,000 and $1,363,000 for the three and nine-month period ended September 30, 2007, compared to $101,000 and $220,000 for the three and nine-month period ended September 30, 2006, an increase of $67,000 and $1,143,000, respectively. This increase is attributed difference in conversion price to the stock price at the date of grant for certain promissory note conversions, to the amortization of the value of warrants issued in conjunction with our convertible notes and additional accrued interest related to the outstanding convertible notes.

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

Net Loss

Net loss for the three- and nine-month periods ended September 30, 2007 was $1,132,000 and $3,982,000, or a loss of $0.03 and $0.16 per share, respectively. Comparatively, for the three- and nine-month periods ended September 30, 2006, net loss was $652,000 and $1,186,000, or a loss of $0.23 and $0.45 per share, respectively.

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

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,982,160 for the nine-month period ended September 30, 2007, negative cash flow from operating activities of $1,050,241 for the nine-month period ended September 30, 2007, and a stockholders’ deficit of $33,736,053 as of September 30, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital and commercially exploit our BioLargo technology. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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