Form 10-K
period 2007-12-31
BIOLARGO, INC.
filed 2008-04-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Common Stock, $0.00067 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for the year ended December 31, 2007 were $80,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $7,016,472 which is based on 10,794,526 shares of our common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number of shares outstanding of the issuer’s class of common equity as of March 31, 2008 was 40,467,611.

Portions of the registrant’s Information Statement in connection with actions to be taken by our majority shareholder in lieu of a 2008 Annual Meeting of Stockholders are incorporated by a reference in Part III hereof.

i

PART I

ITEM 1. BUSINESS

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

The information contained in this Annual Report is as of December 31, 2007, unless expressly stated otherwise.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation (which is sometimes referred to separately as “BLTI”), and NuWay Sports, LLC, a California limited liability company. In December 2007 we formally closed NuWay Sports, LLC

Introduction

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. Our BioLargo technology works by combining minerals with water from any source and delivering molecular iodine on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity. When our BioLargo technology is incorporated in absorbent products, referred to as BI2O-SORB absorbents, third party testing has confirmed that the products also experience increased holding power and we believe that they may also experience increased absorption. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

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

The centerpiece of our BioLargo technology is CupriDyne™, a mineral and salt formulation that is the principal reactive agent we have focused on in our research and development, testing and patent protection to date and on which we will continue to devote substantial additional efforts. We have also engaged in research and development and, subject to adequate financing, intend to engage in additional research and development on, and testing and protection of, other formulations to deliver our BioLargo technology.

Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise our BioLargo technology.

We had no continuing business operations as of December 31, 2006 and operated as a shell company during the year ended December 31, 2006, and until the closing on April 30, 2007 of the acquisition of certain intellectual property and other assets from IOWC Technologies, Inc. (“IOWC”) and Kenneth Reay Code, its founder. Prior to such date, our operations primarily consisted of seeking funding, maintaining our corporate entity, complying with the reporting and other requirements of the SEC, engaging in ongoing research and development in cooperation with Mr. Code for the BioLargo technology, engaging in initial marketing activities in cooperation with Mr. Code for the BioLargo technology and planning for the consummation of the acquisition of certain intellectual property and other assets from IOWC.

Since the completion of the acquisition from IOWC, we have focused on marketing our BioLargo technology to prospective licensees and negotiating contractual relationships with various potential licensees. In September and October of 2007, we entered into our first two commercial product testing and development agreements, which are continuing. See “The BioLargo Technology-Product Evaluation Agreements” below.

The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company’s name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company’s name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of certain intellectual property and other assets from IOWC, we changed our name to BioLargo, Inc.

Our executive offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614 and our telephone number at that location is (949) 235-8062. Our website is www.biolargo.com. The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Our Business

Overview

Our BioLargo technology consists of certain intellectual property including two U.S. patents (U.S. Patent Numbers 6146725 and 6328929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. Six additional patent applications have been filed with the United States Patent and Trademark Office (“USPTO”) and two additional patent applications have been filed with the International Patent Cooperation Treaty (“PCT”) relating to our BioLargo technology. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology. The BioLargo technology was originally developed by Kenneth Reay Code, our Chief Technology Officer, a director and our principal stockholder.

Our BioLargo technology works by placing inorganic compounds (similar in composition and dosages to what is used in everyday common vitamins) into absorbent products like bed pads, blood pads, diapers, surgical drapes, transportation packages for protective liners, wound dressings, bandages and other delivery methods. It can also be incorporated into sprays, washes, and other liquid and gaseous media for various applications. It can be delivered in various forms as a particle treatment for materials incorporated into products or as a material composition for direct application for targeted applications. We believe that our BioLargo technology may offer additional product benefits in certain applications in terms of enhanced efficacy, safety and environmental impacts, although many of these potential benefits require additional proofs of claims and research to fully validate their efficacy. Our continuing efforts related to new product development, product improvements and research and development efforts will require substantial additional capital. However we cannot give any assurance that adequate capital will be available, if at all, or will be available on favorable terms.

Management believes that our BioLargo technology generally offers the following beneficial features, among others:

•

Environmentally Friendly—Our BioLargo technology features a scientifically proven effective disinfectant, iodine (an essential nutrient), which is recognized as part of nature’s natural cycle of sanitization.

•

Inorganic Solution—The use of iodine in our BioLargo technology is strategically important because iodine is generally considered to be the most effective and potent disinfecting solution, covering a broad range of materials upon which it is effective. It is also an inorganic solution, so that organic microbes are not known to be able to develop an acquired resistance to its killing power.

•

Disinfection-Deodorization—The chemical composition of our BioLargo technology incorporated into products deploys an additive germ killing strategy, that includes a flashing of iodine (the scientifically recognized “gold standard” by which all disinfecting strategies are compared) and lowers PH levels, which creates an acidic environment, oxidation, and flocculation (or a binding reaction to lock in the microbes), as well as effective odor control features.

•	Increased Holding Power—Our BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.

•	Disposal—It renders contaminated or infectious material safe to handle.

•	Bio-Degradable—The byproduct of the chemical reaction is bio-degradable.

•

Generally Regarded as Safe (GRAS) and Generally Regarded as Safe and Effective (GRASE))—The actual chemicals used, as well as the byproduct of the chemical reaction, in our BioLargo technology, are understood by the U.S. Food and Drug Administration (“FDA”) and the scientific community generally as non-toxic and safe, when delivered within a range of dosages prescribed by the FDA. Iodine is also considered GRASE for its antimicrobial, sanitizing, disinfecting or sterilizing capabilities in appropriate product applications.

•

Price—The cost of raw materials is not expected to add significantly to the cost of production of products incorporating our BioLargo technology. Additionally, we believe that the incorporation of our BioLargo technology into absorbent products will offer those products a price advantage over competing absorbent products by virtue of their increased performance, namely their increased holding power, absorbency, anti-microbial capabilities and deodorizing capabilities which may also reduce the amount of absorbent materials required to be used in product production to maintain acceptable performance levels. We further believe that the use of our BioLargo technology in non-absorbent applications will be more cost effective than iodine alternatives, such as chlorines and bromines or many other complex chemical compounds.

The centerpiece of our BioLargo technology is CupriDyne™, a mineral and salt formulation that is the principal reactive agent we have focused on in our research and development, testing and patent protection to date and on which we will continue to devote substantial additional efforts. We have also engaged in research and development and, subject to adequate financing, intend to engage in additional research and development on, and testing and protection of, other formulations to deliver our BioLargo technology.

We intend to license our BioLargo technology to others, and possibly develop certain products ourselves, for use in several vertical markets. We believe that our BioLargo technology will enable us to address four precautions—containment, isolation, neutralization and disposal—against disease transmission as established by the Center for Disease Control (the “CDC”). Our BioLargo technology has been reviewed and validated in several third party studies.

We believe that the primary initial markets for our BioLargo technology are likely to be:

•	agricultural applications;

•	consumer products;

•	medical products;

•	water and soil treatment and remediation; and

•	food processing and packaging.

We plan to generate our primary revenues from licensing our BioLargo technology. Subject to regulatory compliance where applicable, our BioLargo technology is presently available for incorporation into certain products, including absorbent pads and materials to be used for cleanup of or as a precautionary measure from spills of liquids, including hazardous materials. We are actively working with manufacturers, other technology developers and potential customers to develop additional products for distribution.

Research and Development

Through IOWC, Mr. Code has been involved in the research and development of the BioLargo technology since 1997. He has participated in the Canadian Federal Scientific Research and Experimental Development program and he was instrumental in the discovery, preparation and filing of the first BioLargo technology patents. He has worked with manufacturers, distributors and suppliers in a wide variety of industries to gain a full appreciation of the potential applications and the methodologies applicable to our BioLargo technology for their manufacture and performance. He continues to research methods and applications to continue to expand the potential uses of our BioLargo technology as well as work to uncover new discoveries that may provide addition commercial applications to help solve real world problems in the field of disinfection.

We are also presently conducting initial research and development on thermal characteristics of material incorporating our BioLargo technology for use in packaging and transport.

We spent $131,349 in 2007 and $129,522 in 2006 on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations” for a more complete understanding of our research and development expenses.

We currently anticipate that research and development costs over the next 12 months could range significantly, between approximately $250,000 and $1,200,000, and will be subject to third-party financing which we will require in order to execute our business plan. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

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

The majority of the efficacy studies performed by ATS are performed under Good Laboratory Practice (“GLP”) standards for regulatory submissions. GLP standards are federal regulations that define the practices for conducting studies that support the registration of pesticidal products. Compliance with GLP standards involves extensive documentation and assures regulatory authorities that the data submitted are factual, accurate and can be reproduced. Furthermore, these data and results may be relied upon by regulatory agencies for making efficacy, safety and risk assessments.

ATS has performed several studies for BioLargo since July 2006 to explore the antimicrobial performance of the BioLargo’s proprietary technology with various pathogens at a range of dosages and contact times to determine the most effective and economical disinfection/sanitizing application conditions for our BioLargo technology. Further testing is currently underway and additional testing is planned in the future.

In September and October 2006, Jennifer Ayla Jay, Ph.D., an assistant professor in the Civil and Environmental Engineering Department at UCLA, conducted a study of our BioLargo technology for the disinfection of microbially contaminated sand. Suspension testing of the iodine generated by our BioLargo technology in water showed that our BioLargo technology has effective disinfecting capability for contaminated sand. Dr. Jay presented her findings in October 2006 at the National Beaches Conference sponsored by the EPA in collaboration with the Great Lakes Beach Association. The conference provided a national framework for discussion of beach water quality issues, exchange of information, and coordination of efforts in research and decision-making.

Oregon State University completed a study of our BioLargo technology for use in certain agricultural applications in November 2007. The testing focused on the use of our BioLargo technology as a soil treatment application and provided evidence of our BioLargo technology’s efficacy for uses designed to control certain pests which are harmful to food crops, while preserving other microscopic life that is beneficial to food crops.

Marketing Technology Services in Kalamazoo, Michigan, a company providing product testing and certification to the absorbent materials industry for more than 25 years, performed a series of tests in 2001, and confirmed the absorbency rates and holding power of absorbent material incorporating our BioLargo technology. Absorbency tests were run to measure how much liquid absorbent material incorporating our BioLargo technology would hold. These tests confirmed the rate of absorption by size and weight of absorbent material incorporating our BioLargo technology. Holding capability was determined in what is referred to as a re-wet test, in which previously wetted absorbent material incorporating our BioLargo technology was subjected to pressure to determine how much liquid escaped the material. This test concluded our BioLargo technology significantly increased the holding power of absorbent material as compared with comparable absorbent material not treated with our BioLargo technology.

Ongoing third-party testing is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However we cannot give any assurance that adequate capital will be available or, if available, will be available on favorable terms.

Manufacturing

We presently intend to license our BioLargo technology, under strict quality control standards, to others for incorporation into existing and newly-created products across numerous industry verticals. Currently, we do not intend to manufacture our own products, although subject to adequate financing, we may also produce some of our own products at some point in the future. We intend to work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products.

We have an existing non-exclusive business relationship with Aveka, Inc. (“Aveka”). Aveka assists us in (i) supplying blended material or treated particles, the chemicals we use in the form tablets or powders, and super-absorbent polymer (“SAP”) beads for incorporation in absorbent material; (ii) blending materials, (iii) particle treatment; (iv) preparing samples of products; and (v) manufacturing and processing specifications for materials and prototypes that incorporate our BioLargo technology. Aveka also assists us in product design and assists in discovery associated with the uses and manufacturing of products associated with our technology. We paid Aveka approximately $20,000 in 2007 and $75,000 during 2006 for projects they have undertaken on our behalf.

We intend to use Aveka or other third party manufacturers to produce chemicals such as tablets and powders. Aveka does not produce SAP beads and we intend to use other suppliers of such material. We do not have exclusive arrangements or written agreements with any such manufacturers that we have used to date. We believe that we have several choices for manufacturers of chemicals and are not dependent upon any single manufacturer or source of materials. Most of the chemicals we use in the production of the tablets and powders for our BioLargo technology, such as potassium iodide, are not scarce and not subject to price volatility. SAP beads, which are a petrochemical derivative, are generally readily available but have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present.

We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, to broaden the scope of application, manufacture and uses of our BioLargo technology.

Sales and Marketing

Subject to obtaining adequate third-party financing, for which no commitments are yet in place, over at least the next 12 months, we intend to devote a significant part of our resources to sales and marketing of the BioLargo technology to potential licensees. This is a continuation of the initial efforts we have undertaken since 2006.

Throughout 2007, we participated in meetings with multiple potential corporate licensing or distributorship candidates as well as our existing clients to advance our efforts to license our BioLargo technology. We also held meetings with several public agencies involved with beach contamination, water quality and waste water quality to discuss various public health issues and the potential uses of our BioLargo technology. We discussed our BioLargo technology with a number of companies who work with various Federal governmental agencies. We entered into a number of confidentiality, material transfer or testing agreements with these prospective intermediaries, licensees and customers. We also met with members of Congress regarding the possible use of our BioLargo technology in emergency relief operations and hazardous waste clean up activities. This meeting has led to further additional technical evaluation and review which are taking place with certain government-related entities.

We participated in the Health Industry Distributors Association MedSurg Conference, in Boston, MA which is one of the most comprehensive medical conferences and product expo meetings for medical distributors in the United States. In the course of this conference we had the opportunity to have face-to-face closed door meetings with several large medical distributors and provide them with an opportunity to understand our BioLargo technology and discuss potential applications for our BioLargo technology within various medical applications and product areas. These meetings have initiated additional activities which are currently ongoing toward developing potential products and product applications for our BioLargo technology.

Meetings are continuing with numerous potential licensees or purchasers or other users of products incorporating our BioLargo technology in a range of applications. A number of prospective licensees are engaged in materials and product testing efforts, as well as discussions with us about product designs and various potential uses of our BioLargo technology. However, it is essential to note that we do not yet have any agreements in place with any of these potential licensees, purchasers or other users, or any other potential licensees, purchasers or other users, regarding any products incorporating our BioLargo technology, and no assurance can be given if any such efforts will prove successful or result in commercialization of our BioLargo technology.

Product Evaluation Agreements

CPPW Agreement.

Effective September 6, 2007, we entered into a product evaluation agreement (the “CPPW Agreement”) with Johnson & Johnson Consumer and Personal Products Worldwide (“CPPW”), a division of Johnson & Johnson Consumer Companies, Inc.

Over a several month period that is ongoing as of the date of this Report, CPPW will evaluate our BioLargo technology for possible application in certain specific CPPW product lines. At the end of that period, CPPW will determine if it is interested in pursuing a subsequent business relationship with us. CPPW is under no obligation to pursue any subsequent business with us or to develop or commercialize a product at the end of the evaluation period.

CPPW will not obtain any rights to any portion of our BioLargo technology as a result of the CPPW Agreement. Additionally, among other things, the parties have agreed to keep each other’s information and materials confidential.

Syngenta Agreement.

Effective October 3, 2007, we entered into a product evaluation agreement (the “Syngenta Agreement”) with Syngenta Crop Protection, Inc. (“Syngenta”).

Over the next several months to one year, which is ongoing as of the date of this Report, Syngenta will have the exclusive right to conduct initial evaluation and laboratory testing of our BioLargo technology for its commercial utility in a field of use consisting of various specified agrochemical and similar applications. An initial milestone payment was paid by Syngenta to us for this initial evaluation and testing, and in exchange we have agreed not to engage in any negotiations or testing with other parties related to the specified field of use.

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

Syngenta will not obtain any rights to any portion of our BioLargo technology as a result of the Syngenta Agreement itself. However, the Syngenta Agreement does provide how rights to new inventions will be managed during the term of the initial evaluation and testing. Title to all new inventions made by the Company resulting from the work performed under the Syngenta Agreement shall reside in the Company. Title to all new inventions made by Syngenta resulting from the work performed under the Syngenta Agreement shall reside in Syngenta. Title to all inventions and discoveries made jointly by Syngenta and the Company resulting from the work performed under the Syngenta Agreement shall reside jointly in Syngenta and the Company. Inventorship shall be determined in accordance with U.S. Patent law, as the same may exist from time to time.

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

Regulation

Products incorporating our BioLargo technology may be regulated depending upon the application and the scientific claims made. We believe that the primary focus of our BioLargo technology is its disinfecting capability, and such claims are subject to FDA or EPA regulation. However, we believe that some products incorporating our BioLargo technology can be sold based on claims limited to deodorization, or enhanced holding or absorption capabilities only. We believe that such claims are not subject to FDA or EPA regulation.

The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While management believes that such approvals are available for the applications contemplated, until we or others obtain any required approvals from the FDA, EPA or other Federal or state regulatory bodies, we may not be able to generate commercial revenues. Certain specific regulated applications require highly technical analysis, additional third party validation and will require regulatory approvals from agencies like the FDA. Accordingly, we can give no assurance as to the ultimate success in obtaining the necessary approvals from either the EPA or FDA. Under most licensing arrangements that we anticipate, it is the licensee who would bear the responsibility of all regulatory compliance, including good manufacturing process certifications for certain medical applications.

Intellectual Property

We regard our intellectual property as critical to our ultimate success. We worked closely with Mr. Code and IOWC prior to the completion of the acquisition of certain intellectual property and assets from IOWC in April 2007 and have continued to work with Mr. Code since that time in his capacity as our Chief Technology Officer, to identify technology improvements and additional patent opportunities that expand on and enhance the original patents issued. At the same time, we have worked to secure additional third-party testing and validations for the efficacy and product claims associated with our BioLargo technology, namely through our work with ATS, the Department of Environmental Engineering at UCLA and Oregon State University.

In connection with the closing of the acquisition of certain intellectual property and other assets in April 2007, we obtained full rights, title and interest to two US patents previously owned by Mr. Code and IOWC. Mr. Code, IOWC and co-inventors of certain intellectual property had previously assigned to us six USPTO patent applications and two additional PCT patent applications.

We believe that this suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, as present, is as follows:

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

Patent Applications

•

USPTO Patent Application 11/516,958 (filed September 7, 2006), relating to the use of our BioLargo technology as a treatment for remediation and improvement of a mass such as sand or soil that has been contaminated with microbes such as bacteria, viruses, rickettsiae and fungi.

•

USPTO Patent Application 11/516,960 (filed September 7, 2006), relating to the use of our BioLargo technology to provide protection against antimicrobial activity including the preventing of microbial build up that can occur, when used in close proximity to the bodies of human patients in product such as sheets, diapers, bandages compresses and the like.

•

USPTO Patent Application 60/850,976 (filed October 11, 2006), relating to the use of our BioLargo technology for antimicrobial protection, in environments such as offices, vehicle cabs, operating rooms, vehicle interiors, grain storage facilities and the like, that need to be protected from or cleansed of microbial or chemical material that might be of concern. The technology also includes proprietary coating and/or treatment of provided materials or reagents.

•

USPTO Patent Application 60/873,763 (filed December 8, 2006), relating to the use of our BioLargo technology as a treatment of environments including fields, lawns, parks, orchards, farm fields, greenhouses to provide at least pesticidal activity.

•

USPTO Patent Application 60/881,061 (filed January 18, 2007), relating to use of our BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.

•

USPTO Patent Application 60/900,374 (filed February 8, 2007), relating to the use of our BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

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

Subject to adequate financing, we intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The prosecution of patents and ongoing maintenance and defense of patents is expensive and will require substantial ongoing capital resources. However we cannot give any assurance that adequate capital will be available or will be available, if at all, on favorable terms.

Details of the acquisition of certain intellectual property and assets, including a summary of the Asset Purchase Agreement we entered into with IOWC and Mr. Code, and other agreements we entered into in connection with the consummation of this acquisition, can be found below under “Acquisition of the BioLargo Technology”.

Acquisition of the BioLargo Technology

On April 30, 2007, we completed the acquisition of certain intellectual property and other assets from IOWC. The following summary of the Asset Purchase Agreement dated as of April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”) is qualified in its entirety by reference to the complete terms and conditions contained in the Asset Purchase Agreement itself.

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

in exchange for 22,139,012 shares of the Company’s common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the USPTO and two additional patent applications filed with the PCT. Prior interim agreements between the Company and IOWC or Mr. Code were terminated concurrently with the closing of the Asset Purchase Agreement. The IOWC Shares were issued to IOWC at the closing. Such shares constitute full payment for the obligations of the Company owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property acquired by the Company from Mr. Code and IOWC.

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

Code Employment Agreement

As part of the consummation of the acquisition of certain intellectual property and other assets from IOWC, the Company entered into an Employment Agreement dated as of April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The Consulting Agreement with Mr. Code dated June 20, 2006 as amended as of December 20, 2006 and as of March 30, 2007 was terminated when the Company entered into the Employment Agreement with Mr. Code.

The Code Employment Agreement provides that Mr. Code will serve as the Chief Technology Officer of the Company, and receive (i) base compensation of $184,800 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors. When such benefits are made available to the senior employees of the Company, Mr. Code is also eligible to receive health insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance. The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

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

In connection with the closing of the acquisition of certain intellectual property and other assets from IOWC and the execution of the Code Employment Agreement, Mr. Code was also elected to the Board of both BioLargo and BLTI.

Other Recent Corporate Developments

On March 15, 2007 our stockholders approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to our certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. Following our name change, we obtained a new trading symbol, “BLGO”. Our common stock continued to trade through the National Quotation Service Bureau, commonly known as the “Pink Sheets”, under our new trading symbol “BLGO”, from March 21, 2007 through January 22, 2008. Since January 23, 2008, our common stock has been quoted on the OTCBB under the trading symbol “BLGO”.

Also on March 15, 2007, our stockholders approved, and effective as of the close of business on March 19, 2007, we completed, a 1-for-25 reverse split of our common stock. Additionally, on March 15, 2007, our stockholders approved and we have filed, an amendment to our certificate of incorporation increasing the Company’s authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Executive Officers

As of December 31, 2007 our executive officers were:

Dennis Calvert	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Kenneth Reay Code	Chief Technology Officer

Joseph Provenzano	Corporate Secretary

Effective January 1, 2008, Mr. Provenzano was named Executive Vice President of Operations while continuing to serve as Corporate Secretary. Effective February 1, 2008, Charles K. Dargan II was named Chief Financial Officer replacing Mr. Calvert, who continues to serve as our Chief Executive Officer, President and Chairman of the Board.

Biographical information about our executive officers can be found in the Information Statement.

Employees

As of December 31, 2007, we employed two full-time employees and one part-time employee. We also hire on an as needed basis, consultants who provide certain specified services to us.

ITEM 1A.	RISK FACTORS

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities. Even if and when we begin licensing our technology, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing revenue is generated in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our BioLargo technology. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

We need significant additional funds to maintain and develop our business.

As of December 31, 2007 our expenses ran at a “burn rate” of approximately $150,000 per month. Our current capital resources will be sufficient to fund operations only through approximately July 2008, and we will require substantial additional capital in order to sustain our operations, develop our business, fund research and development, and implement our business plan during the year ending December 31, 2008 and beyond. Our ability to continue as a going concern is dependent on our ability to raise capital.

Although Management is in discussions to arrange for one or more such financings of up to approximately $10 million in the aggregate, in the form of “bridge” and/or “permanent” financings, the Company cannot assure you that it will successfully negotiate or obtain such additional financing, or that it will obtain financing on acceptable or favorable terms. There are no commitments in place for such financings at this time. If we cannot obtain needed capital, when and as we need it, our continuing research and development efforts, sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

The Company expects that any commitments for additional financings will be in the form of “best efforts” financings. The Company’s ability to obtain additional capital depends on market conditions, the economy and others factors, many of which are outside the Company’s control. If we cannot obtain needed capital, our research and development, and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected. The Company’s failure to secure necessary financing would likely have a material adverse effect on its business, prospects, financial condition and results of operations.

There are several specific business opportunities we are considering in further development of our business. None of these opportunities is yet the subject of a definitive agreement and most or all of these opportunities will require additional funding obligations on our part, for which funding is not currently in place.

In furtherance of our business plan, we are presently considering a number of opportunities to promote our business, to further develop and broaden, and to license, our technology with third parties. While discussions are underway with respect to such opportunities, there are no definitive agreements in place with respect to any of such opportunities at this time, other than the two product evaluation agreements discussed in further detail. There can be no assurance that any such opportunities being discussed will result in definitive agreements or, if definitive agreements are entered into, that they will be on terms that are favorable to us.

Moreover, most if not all of these other opportunities, should they result in definitive agreements being entered into, would require us to expend additional monies above and beyond our current operating budget to promote such endeavors. No such financing is in place at this time for such endeavors and we cannot assure you that any such financing will be available, or if it is available whether it will be on terms that are favorable to the company.

The cost of maintaining our public company reporting obligations is high. We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.

The Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, the Company will need to continue to raise capital. If adequate funds are not available to the Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although, under rules issued by the SEC, as currently in effect, we are required to evaluate, to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC until our Annual Report on Form 10-K for the year ended December 31, 2008, effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

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

There are significant risks relating to our BioLargo technology.

Our BioLargo technology is at an early stage of development. There is a risk that our BioLargo technology will not be commercially feasible or, even if our BioLargo technology is commercially feasible, it may not be commercially accepted. In addition, products incorporating our BioLargo technology will require extensive research, development and testing before they can be commercialized. Many of these potential products, if any, also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. There is no assurance, however, that any products incorporating our BioLargo technology will prove to be safe and effective, meet regulatory standards or continue to meet such standards if already approved. There is no assurance that we can market our BioLargo technology successfully as a licensor. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval and/or, together with partners, successfully market products will negatively impact our revenues and results of operations. As a company in the development stage and with an unproven business strategy, our limited history of operations makes evaluation of our BioLargo technology as a business difficult. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

We expect to incur future losses and may not be able to achieve profitability.

Although we expect to generate revenue in the nearer-term from product evaluation and/or product development agreements, and eventually from licensing our BioLargo technology, as well as possibly engaging in certain limited direct sales of products under certain conditions, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market, and for a period of time thereafter. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is entirely dependent upon our research and development efforts to deliver a viable product and our ability to successfully bring it to market. Although our management is optimistic that we will succeed in licensing our BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

If we are not able to devote adequate resources to promote commercialization of our BioLargo technology, our business plans will suffer.

Because we have limited resources to devote to sales, marketing and licensing efforts with respect to our BioLargo technology, any delay in such efforts may jeopardize future research and development of technologies, and commercialization of our BioLargo technology. Although our management believes that it can finance commercialization efforts through sales of our securities and possibly other capital sources, if we do not successfully bring our BioLargo technology to market, our ability to generate revenues will be adversely affected.

Many of the products incorporating our BioLargo technology will require regulatory approval.

The products in which our BioLargo technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While the management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then the Company may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our BioLargo technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

We need to outsource and rely on third parties for the manufacture of the chemicals, material components or delivery apparatus used in our BioLargo technology and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources or capability to manufacture the chemicals that comprise our BioLargo technology. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our BioLargo technology or reduce its competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the commercialization of our BioLargo technology could be delayed or curtailed.

To the extent that we rely on other companies to manufacture the chemicals used in our BioLargo technology, or sell or market products incorporating our BioLargo technology, we will be dependent on the timeliness and effectiveness of their efforts. If any of these parties does not perform its obligations in a timely and effective manner, the commercialization of our BioLargo technology could be delayed or curtailed because we may not have sufficient financial resources or capabilities to continue such efforts on our own.

If our BioLargo technology or products incorporating our BioLargo technology do not gain market acceptance, it is unlikely that we will become profitable.

The market for disinfecting or sanitizing products that are used to transport biohazardous material, serve as an absorbent pad or clean-up device, and utilized for food applications or remediation efforts, is rapidly evolving and we have many successful competitors. Multiple manufacturers have historically used various technologies, including protective boxes, styrofoam boxes, gel packs, absorbent materials, bed pads, drapes, and clean up pads, to package blood products for transportation; and to sanitize, deodorize, and clean up, as well as protect workers and patients in healthcare and other applicable environments. At this time, our BioLargo technology is unproven in its commercial use, and the use of our BioLargo technology by others is nominal. The commercial success of products incorporating our BioLargo technology will depend upon the adoption of our BioLargo technology by biohazardous material transporters, biohazardous material storage and testing companies, healthcare workers, hospitals, nursing homes, infectious disease experts and other end users as an approach to reduce the risk of disease transfer and disease containment and related biohazardous materials handling, among other applications.

Market acceptance may depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;

•

the willingness of governments to mandate reduction of the rates of incidence of disease transfer, reduction of risk of spills and leaks associated with biohazardous materials and as a general safety measure, as well as regulatory approvals (e.g. FDA or EPA) in certain applications where our BioLargo technology may be used;

•

our ability to convince potential industry partners and consumers that our BioLargo technology is an attractive alternative to other technologies for disinfection, sanitization, remediation, reduction of disease transfer and as a protective and safety device against biohazardous materials;

•	our ability to obtain the chemicals from third parties that are used in our BioLargo technology, in sufficient quantities with acceptable quality and at an acceptable cost; and

•	our ability to license our BioLargo technology in a commercial effective manner.

If products incorporating our BioLargo technology do not achieve a significant level of market acceptance, demand for our BioLargo technology itself may not develop as expected and, in such event, it is unlikely that we will become profitable.

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

•	delays in product development by us or third parties;

•	market acceptance of products incorporating our BioLargo technology;

•	changes in the demand for, and pricing, of products incorporating our BioLargo technology;

•	competition and pricing pressure from competitive products;

•	manufacturing delays; and

•	expenses related to, and the results of, proceedings relating to our intellectual property.

We expect our operating expenses will continue to increase significantly in 2008 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis Calvert, our president and chief executive officer, and Kenneth Reay Code, our chief technology officer. The loss of the services of either of these officers or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

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

The licensing of our BioLargo technology or the manufacture, use or sale of products incorporating our BioLargo technology may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

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

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, the Company.

We may face costly intellectual property disputes.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our BioLargo technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We are subject to risks related to future operations outside of North America.

Over time, we expect to develop operations outside of North America, and as those efforts are pursued, we will face risks related to our foreign operations such as:

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

The volatility of certain raw material costs may adversely affect operations and competitive price advantages for products that incorporate our BioLargo technology.

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

During the history of the development of the BioLargo technology, Mr. Code previously assigned the two patents registered with the USPTO, which we acquired in April 2007, to a third party company. Mr. Code believes that the agreement between IOWC, Mr. Code and this other party was breached and terminated, and such parties have no rights to any part of our BioLargo technology. Nonetheless, such parties, or their successors or assigns, could make claims of rights of ownership to all or some portion of our BioLargo technology. In the event of a legal dispute, a lengthy and costly legal defense would be required to defend against any such claims, and notwithstanding the Company’s position in these potential disputes, the Company cannot predict the outcome of such litigation. Loss of our ownership of our BioLargo technology would have a serious adverse affect on our business and plan of operations. Any financial settlement of claims, including royalties we might have to pay to third parties, could have a serious adverse affect on our results of operations.

Because Mr. Code and an entity he controls hold the majority of our voting power, he can ensure the outcome of most matters on which our stockholders vote.

In connection with the completion of the acquisition of certain intellectual property and other assets from IOWC on April 30, 2007, as approved by the Company’s stockholders on March 15, 2007, the Company issued an aggregate 22,139,012 shares, or approximately 56.3% of the Company’s then issued and outstanding common stock, to IOWC, a company which Mr. Code controls. As a result of this issuance, combined with Mr. Code’s previous stockholdings in the Company, Mr. Code controls 22,759,649 shares, or approximately 57.8% of the then total voting power of the outstanding shares of our common stock, and is now the principal stockholder of the Company.

Under Delaware law, as a result of Mr. Code’s stockholdings, he has the power to elect each of the members of our board of directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company. Mr. Code is a member of our board of directors and also serves as an executive officer of the Company.

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the OTCBB. Being quoted on the OTCBB has made it more difficult to buy or sell our stock and from time to time has lead to a significant decline in the frequency of trades and trading volume. Continued trading on the OTCBB will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in OTCBB traded securities. While the Company intends to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another stock exchange when the Company is eligible, there can be no assurance when or if the Company’s common stock will be listed on Nasdaq or another stock exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614. The Company currently occupies space from a consultant at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

In May 2004, the Company was sued by Flight Options, Inc. (“Flight Options”), a jet plane leasing company, in the Superior Court of Orange County California. The lawsuit alleged that the Company owed Flight Options approximately $418,300, pursuant to a five-year lease assigned to the Company by the Company’s former president Todd Sanders, from his corporation, Devenshire Management Corporation (“Devenshire”). Management of the Company believed that the assignment of the lease was not properly authorized or approved by the Company, and that by Mr. Sander’s failure to identify the lease in a December 2002 settlement agreement with the Company, he breached the terms of that settlement agreement and, pursuant to the settlement agreement, must indemnify the Company for any losses owed to Flight Options. The Company filed a cross-complaint against Mr. Sanders and Devenshire seeking indemnity and alleging Mr. Sander’s breached his fiduciary duties in connection with the assignment of the lease. The Company’s Legal Defense Agreement with the Augustine Fund applied also to the Flight Options litigation.

On March 17, 2005, the Company settled with Flight Options and made subsequent payments totaling $116,000 and Flight Options dismissed the case.

At about the time of the settlement with Flight Options, the Company, Mr. Sanders and Devenshire agreed to submit the matters in the cross-complaint, including the indemnity claim, to binding arbitration. On March 7, 2006, an arbitrator issued a binding award in favor of the Company and against Mr. Sanders for $120,000, and later added $55,000 in attorney fees and costs, for a total award of $175,000. On January 19, 2007, the Superior Court in the County of Orange, state of California, entered a judgment against Mr. Sanders and Devenshire for $184,095. Pursuant to the terms of the judgment interest is to accrue on the unpaid balance due from Mr. Sanders and Devenshire at a rate of 10% per year. The Company subpoenaed Mr. Sanders in an effort to determine the extent of his assets and ability to pay the judgment. Mr. Sanders did not respond to the subpoena and a bench warrant has been issued for his arrest. The Company has not yet collected any amount towards satisfaction of the judgment and the Company can make no assurances it will be able to collect on the judgment.

Legal Fees in this matter were paid jointly by the Augustine Fund and the Company pursuant to a Legal Defense Agreement between Augustine Fund and the Company. In January 2006, the Augustine Fund and the Company agreed to modify the terms of the Legal Defense Agreement to allow for both parties to share in any amounts which might be recovered from Sanders, on a percentage basis equal to the respective costs incurred by each party.

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2007, there were no litigation proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

From October 31, 1998 until June 10, 2003, the Company’s common stock was listed on the Nasdaq Small Cap Market. From June 11, 2003 until January 22, 2008, the Company’s common stock was quoted on the Pink Sheets under the symbols “NMED” (from June 11, 2003 through March 21, 2007) and “BLGO” (from March 22, 2007 until January 22, 2008). Since January 23, 2008, the Company’s common stock has been quoted on the Over-the Counter Bulletin Board under the trading symbol “BLGO”.

The table below represents the quarterly high and low bid prices for the Company’s common stock for the last two fiscal years as reported by Bloomberg L.P.

	2006		2007
	High	Low	High	Low
First Quarter	$1.00	$0.25	$1.01	$0.31
Second Quarter	$0.75	$0.50	$0.70	$0.32
Third Quarter	$0.70	$0.325	$0.99	$0.36
Fourth Quarter	$0.625	$0.288	$0.96	$0.36

The closing bid price for the Company’s common stock on March 31, 2008, was $1.20 per share. As of such date, there were approximately 429 registered owners and of the Company’s common stock. The Company believes that the number of beneficial owners is substantially higher than this amount.

At December 31, 2007, the Company also had the following stock purchase warrants outstanding:

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

•

warrants to purchase an aggregate 1,454,564 shares of the Company’s common stock, which warrants had been issued in a private offering to 43 investors. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.25 per share through September 13, 2009.

•

warrants to purchase an aggregate 1,428,582 shares of the Company’s common stock, which warrants had been issued in a private offering to 21 investors. These warrants allow the holder to purchase shares of common stock at an exercise price of $1.30 per share through June 30, 2010.

•

warrants to purchase 66,666 shares of the Company’s common stock, which warrants had been issued to a consultant providing services to the Company. These warrants allows the holder to purchase shares of common stock at an exercise price of $1.00 per share through November 30, 2010 (33,333 shares) and December 31, 2010 (33,333 shares).

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Sales of Unregistered Securities

Fall 2006 Offering

Pursuant to a private offering that commenced September 2006 and terminated April , 2007 (the “Fall 2006 Offering”), we sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 (the “Maturity Date”) to 43 investors, convertible into an aggregate 1,454,564 shares of our common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the remaining $516,000 was sold between January 2007 and April 2007. The Fall 2006 Notes bear interest at a rate of 10% compounding annually, such interest to be paid , at our option, in cash or stock at a conversion rate of $0.6875 per share. We can elect to convert the Fall 2006 Notes (i) on or after September 13, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, on the Maturity Date, we may repay the Fall 2006 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.

Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrants”) entitling the holder to purchase a number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrants are exercisable at $1.25 per share, and will expire on September 13, 2009.

2007 Offering

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which are due and payable on June 30, 2009 (the “Maturity Date”), to 21 investors, convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes bear interest at a rate of 10% compounding annually, such interest to be paid, at our option, in cash or stock at a conversion rate of $0.70 per share. The 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share, and can be converted voluntarily by the noteholders at any time. We can elect to convert the 2007 Notes (i) on or after September 30, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, on the Maturity Date, we may repay the 2007 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.

Purchasers of the 2007 Notes received, for no additional consideration, stock purchase warrants (the “2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of our common stock into which the principal amount of the investor’s 2007 Note is convertible. The 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010.

Stock Issuances in 2007

On March 15, 2007, our board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of our common stock at a price of $0.375 per share, which was the last bid price on the date of conversion.

On March 15, 2007, we converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock. These conversions were effected at various prices ranging from $0.20 to $0.625 per share. On March 21, 2007 we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We also converted an aggregate $608,759 of accrued payables to five current or former officers and directors into an aggregate 1,623,359 shares of our common stock. These conversions were effected at $0.375 per share, the closing price of a share of our common stock on the March 15, 2007 conversion date.

On March 29, 2007, we converted a note held by a former consultant in the outstanding principal amount of $35,000, plus accrued and unpaid interest in the amount of $6,588, into 332,704 shares of our common stock.

On July 16, 2007, we converted an aggregate $154,660 of accrued payables to 13 of our current or former consultants into an aggregate 237,939 shares of our common stock We also converted an aggregate of $40,000 of accrued payables to two of our directors into an aggregate 61,538 shares of our common stock. These conversions were effected at $0.65 per share, which was the last bid price on the date of conversion.

On October 5, 2007, we converted an aggregate $25,000 of accrued payables to a consultant into 69,445 shares of our common stock, at $0.36 per share, which was the last bid price on the date of conversion.

On October 18, 2007, we converted an aggregate $35,500 of accrued payables to three of our consultants into an aggregate 56,351 shares of our common stock. We also converted an aggregate $21,400 of accrued payables to three of our directors into an aggregate 33,970 shares of our common stock. These conversions were effected at $0.63 per share, the closing price of a share of our common stock on the conversion date.

On December 14, 2007, we converted an aggregate $59,720 of accrued payables to two of our consultants into an aggregate 99,534 shares of our common stock, at $0.60 per share, which was the last bid price on the date of conversion.

On December 31, 2007, we converted an aggregate $48,000 of accrued payables to four of our current or former consultants into an aggregate 50,001 shares of our common stock. We also converted an aggregate $16,000 of accrued payables to two of our directors into an aggregate 16,667 shares of our common stock. These conversions were effected at $0.96 per share, the closing price of a share of our common stock on the conversion date.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	625,000	$0.95	5,375,000	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	625,000	$0.95	5,375,000

(1)	Consists of 6,000,000 shares issuable under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by the stockholders of the Company at the 2007 Annual Meeting of Stockholders on September 6, 2007. Excludes 572,800 shares that remained issuable under the Company’s 2004 Equity Plan (the “2004 Plan”). Upon the adoption of the 2007 Plan, the 2004 Plan was frozen and no further grants will be made under the 2004 Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2007 unless expressly stated otherwise, and we undertake no duty to update this information.

Overview

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. Our BioLargo technology works by combining minerals with water from any source and delivering molecular iodine on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity. When our BioLargo technology is incorporated in absorbent products, referred to as BI2O-SORB™ absorbents, third party testing has confirmed that the products also experience increased holding power and we believe that they may also experience increased absorption. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology. We entered into our first two commercial product testing and development agreements, which are continuing, with Johnson & Johnson Consumer and Personal Products Worldwide, and Syngenta Crop Protection, Inc.

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

Our business model is to license our BioLargo technology to others, rather than to manufacture our own products. Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise our BioLargo technology.

We had no continuing business operations as of December 31, 2006 and operated as a shell company during the year ended December 31, 2006, and until the closing on April 30, 2007 of the acquisition of certain intellectual property and other assets from IOWC. Prior to such date, our operations primarily consisted of seeking funding, maintaining our corporate entity, complying with the reporting and other requirements of the SEC, engaging in ongoing research and development in cooperation with Mr. Code for the BioLargo technology, engaging in initial marketing activities in cooperation with Mr. Code for the BioLargo technology and planning for the consummation of the acquisition of certain intellectual property and other assets from IOWC.

Since the completion of the acquisition from IOWC, we have focused on marketing our BioLargo technology to prospective licensees and negotiating contractual relationships with various potential licensees. In September and October of 2007, we entered into our first two commercial product testing and development agreements, which are continuing. We generated our first revenues in 2007.

Results of Operations—Comparison of the Years Ended December 31, 2007 and 2006

Revenue

We generated $80,000 in revenues from operations during the year ended December 31, 2007, compared with no revenues from operations during the year ended December 31, 2006. These revenues were generated from agreements whereby Johnson & Johnson Consumer Products Worldwide, and Syngenta Crop Protection, Inc., are evaluating our technology for incorporation into new or existing products.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $2,994,516 for the year ended December 31, 2007, as compared to $1,632,856 for the year ended December 31, 2006, an increase of $1,361,660. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $1,016,511 in 2007, compared to $283,800 in 2006, an increase of $732,711. The increase is primarily attributable to stock option compensation expense and the hiring of Mr. Code, our Chief Technology Officer.

b. Consulting Expenses: These expenses were $596,708 in 2007, compared $724,403 in 2006, a decrease of $127,695. The decrease is primarily attributable to the termination of certain interim consulting agreements with Mr. Code in connection with the closing of the transactions contemplated by the Asset Purchase Agreement. The remaining consulting expense is consistent with our use of outside consultants to assist the Company in preparing a comprehensive business plan for the commercialization of the BioLargo technology; with advising the Company in various respects regarding the BioLargo business and opportunities; further product development and design; financial, valuation and marketing services; licensing, initial marketing and pre-sale research and activities; and various other consulting services.

c. Professional Fees: These expenses were $710,667 in 2007, compared to $398,193 in 2006, an increase of $312,474. The increase is primarily attributable to an increase in (i) the Company’s need for legal work related the BioLargo technology, including the multiple patent applications and raising capital, as well as obtaining stockholder approvals and completing the closing of the transactions with IOWC and Mr. Code; and (ii) accounting fees.

d. Other Expense: These expenses were $244,797 in 2007 compared to $0 in 2006. These expenses were the result of converting certain accounts payable and accrued expenses at previously agreed upon prices that were less than the market price of our common stock on the dates of conversion.

Research and Development

Research and development expenses were $131,349 for the year ended December 31, 2007, as compared to $129,522 for the year ended December 31, 2006, an increase of $1,827. This is consistent with our plan to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets.

Other Income

Other income totaled $56,618 for the year ended December 31, 2007, as compared to $0 for the year ended December 31, 2006, an increase of $56,618. This increase is attributed to income received in connection with commissions earned as part of an agreement included in the acquisition of assets from IOWC.

Interest expense

Interest expense totaled $1,564,312 for the year ended December 31, 2007, as compared to $558,882 for the year ended December 31, 2006, an increase of $1,005,430. This increase is attributed to the amortization of the value of warrants issued in conjunction with our convertible notes recorded as a discount to our convertible notes and additional accrued interest related to the outstanding convertible notes.

Net Loss

Net loss for the year ended December 31, 2007 was $5,259,390 or $0.18 per share, compared to a net loss for the year ended December 31, 2006 of $1,524,706 or $0.56 per share. This is primarily due to the aforementioned increase in selling, general and administrative expenses and the increase in interest expense. The per share loss was effected by the significant increase in common stock shares outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Cash and cash equivalents totaled $457,809 at December 31, 2007. We had negative working capital and revenue of $80,000 in the year ended December 31, 2007. We thus used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our business plan.

The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,259,390 for the year period ended December 31, 2007, negative cash flow from operating activities of $1,287,525 for the year ended December 31, 2007, and a stockholders’ deficit of $35,013,283 as of December 31, 2007. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating the BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In order to meet operating expenses and other financial obligations, we have continued to raise funds through private security offerings. During 2007, we raised $1,516,000 gross and net proceeds in two private offerings. This amount consisted of (i) $516,000 aggregate principal amount of Fall 2006 Notes that we sold in 2007; and (ii) $1,000,000 aggregate principal amount of 2007 Notes. See Part II, Item 5 “Sales of Unregistered Securities”.

During 2007, we took significant steps to reduce our financial obligations. Following stockholder approval on March 15, 2007 for the recapitalization of our stock and a reverse stock split, we converted promissory notes in an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, in respect of convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock.

We also converted an aggregate $686,159 of accrued payables to five of our current or former officers and directors into an aggregate 1,735,535 shares of our common stock. These conversions were effected at various prices ranging from $0.375 per share to $0.96 per share.

We also converted an aggregate $1,063,176 of accrued payables to 19 of our current or former consultants into an aggregate 2,316,884 shares of our common stock. These conversions were effected at various prices ranging from $0.20 to $0.96 per share.

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

On April 13, 2007, New Millennium Capital Partners, LLC (“New Millennium”) converted the $900,000 principal amount of a promissory note (the “New Millennium Note”) into 1,636,364 shares of our common stock. The New Millennium Note had a maturity date of January 15, 2008. The New Millennium Note was converted at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. As of December 31, 2007, accrued but unpaid interest in the amount of $380,658 remains outstanding on the New Millennium Note and is not accruing additional interest.

As a result of the foregoing transactions, we converted an aggregate $5,601,749 of obligations, consisting primarily of principal amount of convertible notes, accrued and unpaid interest, salaries, fees and payables, into an aggregate 14,705,777 shares of our common stock. Of the $5,601,749 in obligations converted, $448,813 related to expenses recorded in 2007, and the remaining $5,152,936 related to obligations and expenses as of December 31, 2006.

As of December 31, 2007 we had outstanding approximately $2,135,278 aggregate principal amount, including accrued and unpaid interest, on various promissory notes, the principle and interest of which can be paid in stock at our option at maturity. In addition, we had approximately $287,361 in accrued and unpaid payables.

Although we recently completed a private offering to provide additional working capital, we currently estimate that the net proceeds currently available from our last offering will provide additional capital only through July 2008. We will be required to raise substantial additional capital to sustain our expanded operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, as well as to meet our liabilities as they become due for the next 12 months.

Accordingly, we are actively pursuing numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. Negotiations are underway with various sources of such capital. We have retained the services of Taglich Brothers, Inc. of New York to serve as our exclusive financial advisor. However, there can be no assurance that we will be able to raise any additional capital. It is also unlikely that we will be able to qualify for bank debt until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months.

Obligation to New Millennium, related party

In March 2003, New Millennium purchased from a third party (i) a $1,120,000 promissory note assumed by the Company pursuant to a licensing transaction in October 2002. On April 28, 2006, the Company and New Millennium agreed to amend the terms of the $1,120,000 promissory note to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

As of December 31, 2006, the principal amount of the note, together with $362,375 in accrued but unpaid interest, had not been repaid. On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. The remaining accrued but unpaid interest in the amount of $380,658 was not converted and the parties agreed that no further interest would accrue and that the interest would be paid on or before January 15, 2008. The parties have agreed to extend the repayment of this interest until June 15, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value measurements. FASB Staff Position (“FSP”) No. FAS 157-b, Effective Date of FASB No 157, issued in December 2007, delays the effective date of SFAS No. 157 to annual reporting periods beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The remaining provisions of SFAS No. 157 are effective for annual reporting periods beginning after November 15, 2007. The adoption of SFAS No. 157 may require increased disclosures in the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on our financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were generally effective. Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Nonetheless, we believe that further steps are warranted to better assure the effectiveness of these disclosure controls and procedures. We have implemented certain steps in furtherance of this objective and believe, subject to our continuing evaluation and review of these further steps, that additional steps may be warranted.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management has concluded that our internal control over financial reporting does not meet the requirements of COSO as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We have identified two specific instances where our procedures were not effective: (i) reporting of stock option grants and warrant issuances and (ii) appropriate classification of our IOWC asset acquisition. We corrected these issues by restating the appropriate financial documents. Furthermore, we believe that our financial statements are materially correct.

These matters persist, in part, as a result of commencing business operations during 2007 at a time when we had limited personnel and financial resources. We have begun to implement a plan to address these issues, including the hiring in February 2008 of a Chief Financial Officer who is a Certified Public Accountant and the reallocation of responsibilities among officers and consultants. Additional steps that the Company believes it must undertake are to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Information Statement to be filed with the SEC in connection with the actions of our majority shareholder in lieu of holding a 2008 Annual Meeting of Stockholders (the “Information Statement”).

I TEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this section is incorporated by reference from the section entitled “Proposal 1—Election of Directors” in the Information Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Information Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Business—Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation” in the Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Information Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditor” in the Information Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

Financial Statements:

(i) The consolidated financial statements of BioLargo, Inc. under Item 8 of this Annual Report are listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(6)

3.2	Certificate of Designations creating Series A Preferred Stock(3)

3.3	Bylaws, as amended and restated(1)

4.1	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(3)

4.2	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(2)

4.3	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(4)

4.4	Warrant to purchase shares of common stock held by Arthur Lipper(3)

4.5	Form of Promissory Note issued in the Fall 2006 Offering(5)

4.6	Form of Warrant issued in the Fall 2006 Offering(6)

4.7*	Form of Promissory Note issued in the 2007 Offering

4.8*	Form of Warrant issued in the 2007 Offering

4.9	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC(6)

10.1	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(6)

10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert(6)

10.3†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code(6)

10.4	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis(6)

10.5	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.(6)

10.6	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc. (6)

10.7	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc. (6)

10.8	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc. (6)

10.9	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc. (6)

Exhibit No.	Description of Exhibit

10.10	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc. (6)

10.11	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc. (6)

10.12	Promissory note related to professional fees(7)

10.13	BioLargo, Inc. 2007 Equity Incentive Plan(7)

10.14†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano(8)

10.15	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace(8)

10.16	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer(8)

10.17†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (9)

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.
(3)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(4)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on December 4, 2006.
(6)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2006.
(7)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(8)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 15, 2008	By:	/s/ DENNIS CALVERT
Dennis Calvert President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Dennis Calvert and Joseph Provenzano, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/S/ DENNIS CALVERT Dennis Calvert	Chairman of the Board, Chief Executive Officer and President	April 15, 2008

/S/ CHARLES K. DARGAN II Charles K. Dargan II	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2008

/S/ KENNETH R. CODE Kenneth R. Code	Chief Technology Officer and Director	April 15, 2008

/S/ JOSEPH PROVENZANO Joseph Provenzano	Executive Vice President, Corporate Secretary and Director	April 15, 2008

/S/ GARY COX Gary Cox	Director	April 15, 2008

/S/ DENNIS E. MARSHALL Dennis E. Marshall	Director	April 15, 2008

I NDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc.

I have audited the consolidated balance sheets of BioLargo, Inc. and Subsidiary the (“Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses, negative cash flow from operations, and is seeking to raise capital which will allow it to fund corporate maintenance and to implement its business plan, which requires the Company to exploit its acquired technology. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT

Los Angeles, California April 11, 2008

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

ASSETS
	December 31, 2006	December 31, 2007
CURRENT ASSETS

Cash and cash equivalents	$229,334	$457,809
Prepaid expenses	16,500	4,584

Total current assets	245,834	462,393

OTHER ASSETS
Licensing rights, net	—	10,655,164
Assigned agreements, net	—	340,377

TOTAL ASSETS	$245,834	$11,457,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,332,651	$781,221
Accrued option compensation expense	—	635,845
Convertible notes payable, current portion	2,373,070	1,000,000
Discount on convertible notes, current portion net of amortization	(284,025)	(943,212)
Note payable, related party	900,000	—
Note payable	25,000	22,076

Total Current Liabilities	5,346,696	1,495,930

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	484,000	1,000,000
Discount on convertible notes, net of current portion and amortization	(255,875)	(73,963)

	228,125	926,037
TOTAL LIABILITIES	5,574,821	2,421,967

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ (DEFICIT) EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2007 and December 31, 2006.	—	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 39,980,611 and 3,135,822 Shares Issued, at December 31, 2007 and December 31, 2006, respectively	52,256	76,948
Additional Paid-In Capital	24,372,650	43,972,302
Accumulated Deficit	(29,753,893)	(35,013,283)

Total Stockholders’ (Deficit) Equity	(5,328,987)	9,035,967

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$245,834	$11,457,934

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2007

	2006	2007
Revenue	$—	$80,000

Total revenues	—	80,000

Costs and expenses
Selling, general and administrative	1,632,856	2,994,516
Research and development	129,522	131,349
Amortization expense	—	738,136

Total costs and expenses	1,762,378	3,864,001

Loss from operations	(1,762,378)	(3,784,001)

Other income and (expense)
Interest expense	(558,882)	(1,564,312)
Other income	—	56,618
Reversal of accruals related to prior periods	576,554	32,305
Reduction in note payable to related party	220,000	—

Net other income (expense)	237,672	(1,475,389)

Net loss before taxes	$(1,524,706)	$(5,259,390)

Income tax expense (benefit)	—	—

Net loss	$(1,524,706)	$(5,259,390)

Basic and diluted loss per share	$(0.56)	$(0.18)

Weighted average common share equivalents outstanding	2,742,206	28,791,898

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2005	22,373	375	2,493,340	$41,056	$23,396,834	$(28,229,187)	$(4,790,922)

Reissuance of shares previously cancelled			990	17	(17)		—

Adjustment of common stock par value			82	412	(410)		2

Conversion of preferred to common stock	(22,373)	(375)	20,773	375	—		—

Stock issued for services			620,637	10,396	222,343		232,739

Issuance of warrants in conjunction with convertible note offerings					753,900		753,900

Net Loss for the Year Ended December 31, 2006						(1,524,706)	(1,524,706)

BALANCE DECEMBER 31, 2006	—	—	3,135,822	$52,256	$24,372,650	$(29,753,893)	$(5,328,987)

Conversion of note obligations (including additional interest expense)			6,985,441	4,680	3,125,610		3,130,290

Conversion of consultant obligations (including additional expense)			2,316,884	1,556	1,307,035		1,308,591

Conversion of Board of Directors and officer payable obligations			1,735,535	1,166	684,993		686,159

Issuance of warrants as part of convertible note offering					992,221		992,221

Issuance of stock options to Board of Directors					7,998		7,998

Issuance of stock options to consultants					148,270		148.270

Shares issued for the acquisition of assets from IOWC			22,139,012	14,833	11,718,844		11,733,677

Conversion of Augustine note payable			2,031,553	1,361	715,777		717,138

Conversion of New Millennium Note payable obligation (related party)			1,636,364	1,096	898,904		900,000

Net Loss for the Year Ended December 31, 2007						(5,259,390)	(5,259,390)

BALANCE DECEMBER 31, 2007	—	—	39,980,611	$76,948	$43,972,302	$(35,013,283)	$9,035,967

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2007

	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,524,706)	$(5,259,390)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense on convertible notes	—	1,216,904
Non-cash interest expense related to value of warrants issued in conjunction with our convertible notes	214,000	514,946
Non-cash compensation expense related to options issued to employees and Board of Directors	—	643,843
Non-cash expense related to options issued to consultants	—	148,270
Non-cash expense related to stock issued to consultants and professionals for settlement of obligations	—	206,375
Issuance of stock for services	232,741	400,280
Amortization of intangible assets	—	738,136
Non-cash reduction of related party note	(220,000)	—
Increase in prepaid expense	(16,500)	11,916
(Decrease) Increase in accounts payable and accrued expenses	(1,163)	91,195

Net Cash Used In Operating Activities	(1,315,628)	(1,287,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	1,261,500	1,516,000

Net Cash Provided By Financing Activities	1,261,500	1,516,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54,128)	228,475

CASH AND CASH EQUIVALENTS – BEGINNING	283,462	229,334

CASH AND CASH EQUIVALENTS – ENDING	$229,334	$457,809

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of noteholders’ to shares of the Company’s common stock
Note holder, related party	$—	$900,000

Convertible note holders’	$—	$2,373,120

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$—	$686,159

Consultant obligations	$—	$1,262,841

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES :

Issuance of warrants in conjunction with convertible note offerings	$753,900	$992,221

Issuance of shares of the Company’s common stock in conjunction with the acquisition of assets from IOWC	$—	$11,733,676

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

Prior to the acquisition of the suite of patented and patent-pending intellectual property and other assets (the “BioLargo technology”) from IOWC Technologies, Inc. (“IOWC”) and Kenneth R. Code on April 30, 2007, BioLargo, Inc. (the “Company”, or “we”) had no continuing business operations and operated as a public shell.

We will need substantial working capital to maintain our legal status and to fund other anticipated costs and expenses during the year ending December 31, 2008 and beyond, as well as to fund the commercialization of the BioLargo technology. Our ability to continue as a going concern is dependent on our ability to raise capital to, at a minimum, meet our corporate maintenance requirements and fund the operations necessary to commercially exploit the BioLargo technology. We will need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund our cash flow requirements from operations.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,259,390 for the year ended December 31, 2007, negative cash flow from operating activities of $1,287,525 for the year ended December 31, 2007, and an accumulated stockholders’ deficit of $35,013,283 as of December 31, 2007. Also, as of December 31, 2007, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and cash equivalents totaled $457,809 at December 31, 2007. We had limited revenues in the year ended December 31, 2007, and financing activities primarily funded operations.

During 2007, we raised $1,516,000 gross and net proceeds in two private offerings. This amount consisted of (i) $516,000 gross proceeds which was raised in a private offering (the Fall 2006 Offering) of convertible notes that commenced in September 2006 and terminated in April 2007, and (ii) $1,000,000 gross and net proceeds which was raised in a private offering (the Spring 2007 Offering) of convertible notes that commenced in June 2007 and terminated in December 2007. (See Note 4)

As of December 31, 2007, we had $2,022,076 aggregate principal amount of promissory notes that mature at various times during 2008 and 2009. This amount includes (i) convertible notes issued to investors totaling $2,000,000 (see Note 4), and (ii) a note totaling 22,076 (see Note 10).

On March 15, 2007, our stockholders approved, and effective as of the close of business on March 21, 2007, we completed a 1 for 25 reverse split of our common stock (the “Reverse Split”). Additionally, on March 15, 2007, our stockholders approved, and we subsequently filed, an amendment to the Company’s certificate of incorporation increasing our authorized capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Unless specifically stated otherwise, all references in the financial statements to our common stock are stated on a post-Reverse Split basis.

Organization

On March 15, 2007 our stockholders approved, and we have completed, an increase in our authorized capital stock and a corporate name change, changing our name from NuWay Medical, Inc. to BioLargo, Inc. The

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendment to the certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. In connection with this name change, our stock began trading on the Pink Sheets under a new trading symbol, “BLGO” effective March 21, 2007. On January 23, 2008, it began trading on the OTC Bulletin Board under the trading symbol “BLGO”. (See Note 14)

We were initially organized under the laws of the State of Florida in 1989 as Repossession Auction, Inc. In 1991, we merged into a Delaware corporation bearing the same name. In 1994, we changed our name to Latin American Casinos, Inc. to reflect our new focus on the gaming and casino business in South and Central America, and in 2001 we changed our name to NuWay Energy, Inc. to reflect our new emphasis on the oil and gas development industry. During October 2002, we changed our name to NuWay Medical, Inc. coincident with the divestiture of our non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of the BioLargo technology, we changed our name to BioLargo, Inc.

Acquisition of IOWC Assets

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. Our BioLargo technology works by combining minerals with water from any source and delivering molecular iodine on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity. When our BioLargo technology is incorporated in absorbent products, referred to as BI2O-SORB™ absorbents, third party testing has confirmed that the products also experience increased holding power and we believe that they may also experience increased absorption. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

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

The centerpiece of our BioLargo technology is CupriDyne™, a mineral and salt formulation that is the principal reactive agent we have focused on in our research and development, testing and patent protection to date and on which we will continue to devote substantial additional efforts. We have also engaged in research and development and, subject to adequate financing, intend to engage in additional research and development on, and testing and protection of, other formulations to deliver our BioLargo technology.

Our current focus is to develop opportunities to license our BioLargo technology to others in various vertical markets. We do not currently intend to manufacture our own products, although we will contract with others to manufacture the chemicals and minerals that comprise our BioLargo technology.

Transactions Involving IOWC Technologies, Inc.

Leading up to the completion of the acquisition of the BioLargo technology in April 2007, we engaged in several transactions with IOWC and its founder, sole stockholder, and sole director, Kenneth R. Code.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letter of Intent

In July 2005, we entered into a letter of intent (“LOI”) with IOWC. The LOI set out the terms for the acquisition of certain assets of IOWC consisting of certain intellectual property, including two United States patents and two licenses and/or distributor agreements pursuant to which IOWC had licensed certain of its technologies for use in products designed for distribution in the food, medical and biohazardous material transportation industries. In connection with the transactions contemplated by the LOI, we agreed to issue up to 51% of its common stock to IOWC. The LOI provided that the transactions contemplated by the LOI would be completed pursuant to the terms of an asset purchase agreement as well as a research and development agreement. In addition, the LOI required certain stockholders approvals as a condition to the closing of the transactions contemplated by the LOI including approval of the issuance of the shares of our common stock to IOWC, a reverse stock split and an increase in our authorized capital stock.

As the parties worked toward preparing the documentation called for by the LOI and as we began to prepare the proxy materials needed for its stockholders meeting, it became increasingly clear to the parties that the length of time and the costs involved in preparing documentation for a stockholders meeting would likely jeopardize the chances that the transactions contemplated by the LOI could be completed in a manner benefiting both parties. Accordingly, in late 2005 the parties began to explore alternative strategies that would enable them to begin to realize the benefits of the transactions contemplated by the LOI while at the same time allowing us to call a meeting of its stockholders for the purpose of approving the issuance of shares of its common stock in connection with the acquisition of the BioLargo technology.

Marketing and Licensing Agreement

In furtherance of the proposed transactions with IOWC, on December 31, 2005, we entered into the Marketing and Licensing Agreement (the “M&L Agreement”) with IOWC and Mr. Code.

Pursuant to the M&L Agreement, our newly formed subsidiary, BioLargo Life Technologies, Inc. (“BLTI”), acquired certain rights to develop, market, sell and distribute products that were developed, and were then in development, by IOWC relating to the BioLargo technology.

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

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the M&L Agreement, we are entitled to receive any and all royalties, payments, license fees, and other consideration generated by the Assigned Agreements as of January 1, 2006. As part of the assignment, IOWC agreed to transfer the 20% interest it acquired in “BioLargo, LLC” pursuant to the Sundheimer Agreement. In October 2006, we terminated the Sundheimer Agreement, for cause. Subsequently, we agreed that IOWC’s 20% interest in BioLargo, LLC would not be transferred by IOWC to BLTI, but that BLTI would have the option to acquire such 20% interest for nominal consideration for seven years (the “Option Agreement”).

Consulting Agreement

On June 20, 2006, we entered into a Consulting Agreement with Mr. Code (the “Consulting Agreement”). Pursuant to the Consulting Agreement, we engaged the services of Mr. Code, effective January 1, 2006, for advice in research and development and technical support, and to provide other services and assistance in matters relating to the BioLargo technology and the rights we acquired in the M&L Agreement.

The Consulting Agreement contained provisions requiring Mr. Code to devote substantially all of his business time to us; prohibiting Mr. Code from directly or indirectly engaging in any business activity that would be competitive with our business; providing that during the term of the Consulting Agreement and for one year post-termination, Mr. Code would not solicit our employees or customers; and other standard provisions typical for a consulting agreement. The Consulting Agreement also provided that we retain the exclusive right to use or distribute all creations which may be created during the term of the Consulting Agreement. The Consulting Agreement, as amended on December 20, 2006 and as of March 30, 2007, terminated when we entered into an Employment Agreement with Mr. Code on April 30, 2007. See “Code Employment Agreement” below. During the term of the Consulting Agreement, Mr. Code was paid $15,400 per month, prorated for partial months, and was entitled to reimbursement for authorized business expenses incurred in the performance of his duties.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Agreement

On August 11, 2006, we entered into a Research and Development Agreement with IOWC and Mr. Code (the “R&D Agreement”), which agreement was amended on August 14, 2006. Pursuant to the R&D Agreement, IOWC and Mr. Code agreed to provide research and development services and expertise in the field of disposable absorbent products.

The R&D Agreement provides that we will own, and will have the exclusive right to commercially exploit, the intellectual property developed, created, generated, contributed to or reduced to practice pursuant to the R&D Agreement. In addition, IOWC and Mr. Code have agreed that during the term of the R&D Agreement and for one year after termination they will not compete with, and will not provide services to any person or entity which competes with, any aspect of our business.

During the term of the R&D Agreement, but only after mutually acceptable research facilities were established for the performance of IOWC’s services ( no acceptable research facilities were established), IOWC would be paid (i) a fee of $5,500 per month for each month during which no services are being performed pursuant to the R&D Agreement to offset for laboratory and/or office and IOWC employee expenses and (ii) such additional amounts as the parties would agree in connection with specific research projects conducted pursuant to the R&D Agreement.

As further consideration to Mr. Code to enter into the R&D Agreement, on August 14, 2006 we issued to Mr. Code 620,637 shares of its common stock, as adjusted to reflect the Reverse Split (the “Code Stock”), or approximately 19.9% of our then issued and outstanding common stock immediately following the issuance of the Code Stock.

In connection with the completion of the acquisition of the BioLargo technology in April 2007, the M&L Agreement, Consulting Agreement, and R&D Agreement were terminated. No cash payments were made to IOWC in connection with this R&D Agreement.

Acquisition of the BioLargo Technology

On April 30, 2007, we completed the acquisition of the BioLargo technology. The following summary of the Asset Purchase Agreement dated April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”) is qualified in its entirety by reference to the complete terms and conditions contained in the Asset Purchase Agreement itself.

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

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in exchange for 22,139,012 shares of our common stock (the “IOWC Shares”). Mr. Code and certain other co-inventors of intellectual property had previously assigned all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office and two additional patent applications filed under the International Patent Cooperation Treaty. The R&D Agreement, and the Consulting Agreement were terminated concurrent with the closing of the Asset Purchase Agreement. The IOWC Shares were issued to IOWC at the Closing. Such shares constitute full payment for the obligations owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property we acquired from Mr. Code and IOWC.

We evaluated the transferred set of activities, assets, inputs, outputs and processes acquired from IOWC and determined that the acquisition did not constitute a business. The fair value of the purchase price was calculated by using the weighted average of the daily closing price of our common stock from the date of the letter of intent until the closing of the acquisition multiplied by the number of shares issued to IOWC, resulting in a fair value of $11,733,676. We allocated this amount into identifiable intangible assets, consisting of licensing rights in the amount of $11,336,571 and to assigned agreements in the amount of $397,105.

Representations and Warranties. As part of the Asset Purchase Agreement, Mr. Code and IOWC, jointly and severally, have made certain representations and warranties with respect to, among other things:

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

Indemnification. Under the Asset Purchase Agreement, IOWC and Mr. Code have agreed, jointly and severally, to indemnify us and each of our officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

•	liabilities or claims arising out of the assets or the business of IOWC before the closing;

•	liabilities or claims after the closing relating to IOWC or Mr. Code;

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	breach of the representations or warranties made by IOWC or Mr. Code;

•	default in any agreements made by IOWC or Mr. Code;

•	taxes of any kind that arise out of or result from the transactions contemplated by the Asset Purchase Agreement; and

•	liabilities or claims relating to employee matters.

We have agreed to indemnify IOWC and Mr. Code and IOWC’s officers, directors, employees, agents and affiliates, and each of their successors and assigns from and against any and all costs, losses, claims, liabilities, fines, penalties, consequential damages (other than lost profits), and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) incurred in connection with, arising out of, resulting from or incident to:

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

Change in Control; Election of Mr. Code as Director

The acquisition of the BioLargo technology resulted in a change of control of the Company. In connection with the completion of the acquisition of the BioLargo technology, we issued 22,139,012 shares of its common stock to IOWC (the “IOWC Shares”). IOWC is controlled by Mr. Code. The IOWC Shares, together with 620,637 shares of common stock, as adjusted for the Reverse Split, previously issued to Mr. Code under the Consulting Agreement, constitute approximately 57.8% of our issued and outstanding stock as of April 30, 2007.

Under Delaware law, Mr. Code has the power to elect each of the members of our Board of Directors. Mr. Code also has the power to control the outcome of most matters requiring stockholder approval. In connection with the completion of the acquisition of the BioLargo technology on April 30, 2007, Mr. Code was elected to our board of directors. Additionally, the Code Employment Agreement provides that during the term of the Code Employment Agreement we shall cause to have Mr. Code nominated for election as a director to serve on the Board of Directors Mr. Code also serves as our Chief Technology Officer, which is an executive officer position.

Note 2. Summary of Significant Accounting Policies

a)	Principles of Consolidation.

As of December 31, 2007, we had one subsidiary, BioLargo Life Technologies, Inc. (“BLTI”). In December 2007, we formally closed our other subsidiary, NuWay Sports, LLC. The consolidated balance sheets include the accounts of BioLargo, Inc., BLTI and NuWay Sports, LLC. All significant inter-company balances have been eliminated in consolidation.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Cash and Cash Equivalents.

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.

c)	Property and Equipment.

We have no property or equipment. There were no major renewals or betterments.

d)	Long-Lived Assets.

We review intangible assets in accordance with FASB 142 “Goodwill and Other Intangible Assets” and estimate the useful lives , where appropriate. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows.

e)	Earnings (Loss) Per Share.

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2007 and 2006, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

For stock issued to consultants and other non-employees for services, we record the expense based on the fair market value of the securities as of the date of the stock issuance. The issuance of stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h)	Non-Cash Transactions.

We have established a policy relative to the methodology to determine the value assigned to each intangible we acquire, and/or services or products received for non-cash consideration of our common stock. The value is based on the market price of our common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received.

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our financial statements.

i)	Revenue Recognition.

We recognize revenues based upon contract terms and completion of the sales process in accordance with Staff Accounting Bulletin No. 104, a codification of revenue recognition. Revenue was generated from product development agreements related to our iodine technology.

j)	Financial Statement Presentation.

We made reclassifications to the 2006 balance sheet and income statement to be comparable to the 2007 balance sheet and income statement for financial statement presentation.

k)	Current Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value measurements. FASB Staff Position (“FSP”) No. FAS 157-b, Effective Date of FASB No 157, issued in December 2007, delays the effective date of

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 to annual reporting periods beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The remaining provisions of SFAS No. 157 are effective for annual reporting periods beginning after November 15, 2007. The adoption of SFAS No. 157 may require increased disclosures in the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on our financial statements.

Note 3. Intangible Assets/Long-lived Assets

Our intangible assets consist of the licensing rights and the assigned agreements which were acquired in the April 30, 2007 transaction from IOWC. (See Note 2)

Licensing rights are stated on the balance sheet net of accumulated amortization of $681,408 as of December 31, 2007. Amortization expense for the year ended December 31, 2007 was $681,408. At December 31, 2007 the weighted average remaining amortization period for the licensing rights was approximately 11 years.

The assigned agreements are stated on the balance sheet net of accumulated amortization of $56,728 at December 31, 2007. Amortization expense for the year ended December 31, 2007 was $56,728. At December 31, 2007 the assigned agreements have a remaining amortization period of approximately 4 years.

Note 4. Sale of Unregistered Securities

To fund our operations, we have raised money pursuant to several private offerings of its securities, the details of which are provided below.

2007 Offering

Pursuant to a private offering that commenced in May 2007 (the “2007 Offering”) and terminated December 2007, we offered up to $1,000,000 of our convertible notes (the “2007 Notes”), which are due and payable on June 30, 2009. Interest accrues at 10% compounding annually and is payable at our option in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the 2007 Notes received, for no additional consideration, stock purchase warrants (the “2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of common stock into which the principal amount of the investor’s 2007 Note is convertible. The 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010.

The 2007 Notes are convertible into shares of our common stock at an initial conversion price of $0.70 per share. The 2007 Notes can be converted voluntarily by the noteholders at any time. We can unilaterally convert the 2007 Notes (i) on or after September 30, 2007, if we receive one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the 2007 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the inception of the 2007 Offering in May 2007, through December 31, 2007, we received gross and net proceeds of $1,000,000 from 21 investors and issued 2007 Notes, the principal amount of which allow for conversion into an aggregate 1,428,582 shares of our common stock, and 2007 Warrants exercisable into an aggregate 1,428,582 shares of our common stock.

The 2007 Notes have not been converted and remain outstanding, and are recorded on the December 31, 2007 balance sheet as Long-Term Liabilities.

Fall 2006 Offering

In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). We sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, the principal amount of which is convertible into 1,454,546 shares of our common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 during 2007. Each Fall 2006 Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009.

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that we may incur prior to the maturity date. The Fall 2006 Notes are convertible into shares of our common stock at an initial conversion price of $0.6875 per share. The Fall 2006 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Fall 2006 Notes (i) on or after September 13, 2007, if the Company has received one or more written firm commitments, or has closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the Fall 2006 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

The Fall 2006 Notes have not been converted and remain outstanding, and are recorded on the balance sheet as convertible notes payable as current liabilities.

Issuance of Securities in exchange for payment of payables

On March 21, 2007 we converted an aggregate principal amount of $1,953,120 and aggregate accrued but unpaid interest in the amount of $282,156, related to convertible notes held by 92 investors. These notes had various maturity dates and provided for various conversion prices ranging from $0.10 to $0.625 per share and were converted into an aggregate 6,985,441 shares of our common stock. We recorded an additional non-cash interest expense of $895,014 related to the conversion of these note payable obligations, because the conversion common stock price set forth in these notes was less than the market price of our common stock on the date of conversion.

On March 15, 2007, our board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of our common stock at a price of $0.375 per share, which was the last bid price on the date of conversion.

On March 15, 2007, we converted an aggregate $740,296 of accrued payables to 18 of our current or former consultants into an aggregate 1,803,615 shares of our common stock. These conversions were effected at various prices ranging from $0.20 to $0.625 per share which represents the market price of our common stock at the time the conversions were agreed to.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 30, 2007, the Company completed the acquisition of the BioLargo technology. In connection with the completion of the acquisition of the BioLargo technology, the Company issued 22,139,012 shares of its common stock. The fair value of the purchase price was calculated by using the weighted average of the daily closing price of the Company’s common stock from the date of the letter of intent until the closing of the acquisition multiplied by the number of shares issued to IOWC, resulting in a fair value of $11,733,676. (See Note 1 and Note 3)

On July 16, 2007, we converted an aggregate $154,660 of accrued payables to 13 of our current or former consultants into an aggregate 237,939 shares of our common stock. We also converted an aggregate $40,000 of accrued payables to two of our directors into an aggregate 61,538 shares of our common stock. These conversions were effected at $0.65 per share, the closing price of a share of our common stock on the conversion date.

On October 5, 2007, we converted an aggregate $25,000 of accrued payables to a consultant into 69,445 shares of our common stock, at $0.36 per share, which was the closing price of a share of our common stock on the conversion date. On October 18, 2007, we converted an aggregate $35,500 of accrued payables to three of our consultants into an aggregate 56,351 shares of our common stock. We also converted an aggregate $21,400 of accrued payables to three of our directors into an aggregate 33,970 shares of our common stock. These conversions were effected at $0.63 per share, the closing price of a share of our common stock on the conversion date.

On December 14, 2007, we converted an aggregate $59,720 of accrued payables to two of our consultants into an aggregate 99,534 shares of our common stock, at $0.60 per share, which was the last closing price of a share of our common stock on the conversion date.

On December 31, 2007, we converted an aggregate $48,000 of accrued payables to four of our current or former consultants into an aggregate 50,001 shares of our common stock. We also converted an aggregate $16,000 of accrued payables to two of our directors into an aggregate 16,667 shares of our common stock. These conversions were effected at $0.96 per share, the closing price of a share of our common stock on the conversion date.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 5. Warrants

During the year ended December 31, 2007, we issued warrants which allow for the purchase of an aggregate 2,245,804 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine interest expense related to our outstanding warrants, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The principal assumptions we used in applying this model were as follows:

	December 31, 2006	December 31, 2007
Risk free interest rate	4.93%	3.60 - 4.52%
Expected volatility	280%	276 - 312%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00	1.25 -1.50

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of December 31, 2007 totaled $1,764,121, net of accumulated amortization of $728,946, which is recorded on our balance sheet as discount on convertible notes. We recorded an aggregate of $514,946 and $214,000 of interest expense related to the amortization of the discount on convertible notes for the years ended December 31, 2007 and December 31, 2006, respectively.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2005	1,079,643	$0.125 to 5.00
Issued	1,988,008	$1.25
Expired	20,773	$5.00
Exercised	—	—

Outstanding as of December 31, 2006	3,046,878	$0.125 - 1.50

Issued	2,245,804	$1.00 - 1.30
Expired	—	—
Exercised	—	—

Outstanding as of December 31, 2007	5,292,682	$0.125 - 1.50

During 2006, we issued warrants to purchase an aggregate 1,988,000 shares of our common stock to investors as part of two private offerings, as follows. In connection with a private offering that commenced in 2005, we issued warrants to purchase 1,284,000 shares of our common stock. The warrants allow for the holder to purchase shares of our common stock at an exercise price of $1.25 per share, and expire January 31, 2008. In connection with the Fall 2006 Offering we issued warrants to purchase 704,000 shares of our common. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.25 per share, and expire on September 13, 2009.

During 2007, we issued warrants to purchase an aggregate 2,179,128 shares of our common stock to investors as part of two private offerings, as follows. In connection with the Fall 2006 Offering (see Note 4) we

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued warrants to purchase 704,000 shares of our common stock. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.25 per share, and expire on September 13, 2009. In connection with the 2007 Offering (see Note 4), we issued warrants to purchase 1,428,582 shares of our common stock. The warrants allow for the holder to purchase shares of our common stock at an exercise price of $1.30 per share, and expire June 30, 2010.

During 2007, we issued warrants to purchase an aggregate 66,666 shares of our common stock of a consultant in exchange for services. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.00 per share, and expire three years from the date of issuance.

Note 6. Stockholders’ Equity

Preferred Stock

Each share of the Series A Preferred Stock is convertible into one share of our common stock. The Series A Preferred Stock may be converted by the holder, at any time after six months from the purchase date. The Series A Preferred Stock vote with the holders of the outstanding shares of Common Stock and not as a separate class or series, except as may be required by law.

The holders of outstanding shares of Series A Preferred Stock (which may be referred to as the “Series A Preferred Stock”) shall be entitled to receive in any fiscal year, dividends, if, when and as declared by the Board of Directors, out of any assets at the time legally available therefore in cash at a rate equal to 7% per share, per annum, of the original liquidation preference of $2.00 per share, subject to adjustment as provided herein. We have never declared a dividend.

During 2006, a review of outstanding preferred stock indicated that an overstatement of 4,800 preferred shares had been made since 2003, and therefore an adjustment to the number of preferred stock outstanding was necessary. A further adjustment was made to the amount of par value of common stock to reflect par value based on the aggregate shares.

As of December 31, 2007 and 2006 there were no outstanding shares of Series A Preferred Stock.

Common Stock

As of December 31, 2007 and 2006 there were 39,980,611 and 3,135,822 shares of common stock outstanding, respectively. The increase in shares during 2007 was due primarily to the issuance of 22,139,012 shares of stock in connection with the acquisition of technology from IOWC and Mr. Code, as well as the elimination of an aggregate $5,222,455 of payables and liabilities on our balance sheet by the issuance of an aggregate 14,705,777 shares of stock. (See Note 4 and Note 8)

Note 7. Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

On August 7, 2007, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under this plan, 6,000,000 shares of our common stock are reserved for issuance under awards. Any shares that are represented by awards under the 2007 Plan that are forfeited, expire, or are canceled or settled in cash without delivery of shares, or that are forfeited back to us or reacquired by us after delivery for any reason, or that are tendered to us or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the 2007 Plan, will again be available for awards under the 2007 Plan. Only shares actually issued under the 2007 Plan will reduce the share reserve. If we acquire another entity through a merger or similar transaction and issue replacement awards under the 2007 Plan to employees, officers and directors of the acquired entity, those awards, to the extent permitted under applicable laws and securities exchange rules, will not reduce the number of shares reserved for the 2007 Plan.

The 2007 Plan imposes additional maximum limitations, which limitations will be adjusted to take into account stock splits, reverse stock splits and other similar occurrences. The maximum number of shares that may be issued in connection with incentive stock options granted to any one person in any calendar year intended to qualify under Internal Revenue Code Section 422 is 160,000 shares. The maximum number of shares that may be subject to stock options or stock appreciation rights granted to any one person in any calendar year is 200,000 shares, except that this limit is 400,000 shares if the grant is made in the year of the recipient’s initial employment. The maximum number of shares that may be subject to restricted stock or restricted stock units granted to any one person in any calendar year is 200,000 shares. The maximum number shares that may be subject to awards granted to any one Participant in any calendar year of (i) performance shares, and/or performance units (the value of which is based on the Fair Market Value of a Shares), is 200,000 Shares; and (ii) of performance units (the value of which is not based on the Fair Market Value of a Share) that could result a payment of more than $500,000.

On September 6, 2007, our stockholders approved the 2007 Plan.

During the year ended December 31, 2007, we issued stock options under the 2007 Plan which allow for the purchase of an aggregate 625,000 shares of the Company’s common stock. These issuances include the following:

On September 6, 2007 we issued options to purchase 20,000 shares of our common stock to our two non-employee directors pursuant to and under the terms of the 2007 Equity Plan. The Options are exercisable at $0.40 per share, expire ten years from the date of grant, and are fully vested. The fair value of these options was $7,998, all of which was expensed in the year ended December 31, 2007.

On December 28, 2007 we issued options to purchase 300,000 shares of our common stockto two of our officers and directors, issued on December 28, 2007. The options were issued under our 2007 stock option plan, are exercisable at $0.94 per share, expire ten years from the date of grant, and vest in equal installments on the first, second and third anniversary date of the grant. The fair value of these options was $277,560 and for the year ended December 31, 2007 the Company recognized $0 compensation expense. The fair value of this option will be recorded as compensation expense ratably over the vesting period.

On December 28, 2007 we issued an option to purchase 200,000 shares of our common stock was issued to Kenneth R. Code, our Chief Technology Officer. The option was issued under our 2007 stock option plan and is exercisable at $1.03 per share, expires ten years from the date of grant, and vests in equal installments on the first, second, and third anniversary date of the grant. The fair value of these options was $184,900 and for the year ended December 31, 2007 the Company recognized $0 compensation expense. The fair value of this option will be recorded as compensation expense ratably over the vesting period.

On December 28, 2007 we issued options to purchase 105,000 shares of our common stock to consultants providing services to the Company. The Options were issued under our 2007 stock option plan, are exercisable at $0.94 per share, expire ten years from the date of grant, and are fully vested. The fair value of these options was $90,017, all of which was expensed in the year ended December 31, 2007.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the fiscal years ended December 31, 2007 is as follows:

	Shares Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances, December 31, 2006	—	—	—	—

Authorized	—	6,000,000
Granted	625,000	(625,000)	$0.40 - $1.03	$0.95
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, December 31, 2007	625,000	5,375,000	$0.40 - $1.03	$0.95

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2007.

Options Outstanding				Currently Exercisable
Shares Outstanding at December 31, 2007	Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at December 31, 2007	Weighted Average Exercise Price
20,000	$ 0.40	10	$0.40	20,000	$ 0.40
605,000	$ 0.94 - $ 1.03	10	$0.97	105,000	$ 0.94

Stock Options issued outside of 2007 Equity Plan

On April 30, 2007, we issued an option outside of the 2007 Equity Plan to Dennis Calvert, our CEO, to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires 10 years from the date of issuance. The fair value of this option was $2,861,306 and for the year ended December 31, 2007 we recognized $635,846 of compensation expense.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2007:

	Non–plan Option	2007 Plan
Risk free interest rate	4.50%	4.34 - 4.52%
Expected volatility	310%	276%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	7	1.50 - 7.00

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expect term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2006	December 31, 2007
Accounts payable and accrued expenses	$800,881	$229,518
Accrued interest	923,009	493,860
Officer payable	337,798	57,843
Board of Director payable	270,963	—

Total Accounts Payable and Accrued Expenses	$2,332,651	$781,221

With respect to accounts payable, during 2007 we converted $1,012,456 related to consulting services. Of this amount $704,296 was performed during 2006, which were converted into 1,803,615 shares of our common stock, at prices ranging between $0.25 to $0.625 per share. The remaining $308,260 was for consulting services performed during 2007, which were converted into 488,734 shares of our common stock at prices ranging between $0.36 - $0.96 per share. Additional expense totaling $245,416 was recorded in the year ended December 31, 2007 as the conversion common stock price was less than the market price of our common stock at the date of conversion.

With respect to accrued interest, during 2007, we converted $579,294 related to accrued interest which were converted into an aggregate of 1,674,645 shares of our common stock, at a price range of $0.10 -$0.625 per share under the terms of the note obligations. Of this amount $530,761 related to interest accrued during 2006, and the remaining $48,533 related to interest accrued during 2007.

The accrued interest as of December 31, 2007, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 11). The remaining $113,202 of accrued interest relates to the outstanding convertible notes.

With respect to Officer and Board of Director payables, on March 15, 2007, we converted $686,159 related to accrued and unpaid compensation expense and board of director expense. Of this amount $608,759 related to expenses incurred 2006 and prior, which were converted into 1,623,359 share of our common stock at $0.375 per

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share, the closing price of a share of our common stock on the March 15, 2007 conversion date. The remaining $77,400 was for board of director services performed in 2007, which were converted into 112,175 shares of our common stock at prices ranging between $0.63 - $0.96 per share, the closing price of a share of our common stock on conversion date.

Note 9. Loan Agreement—Augustine Loan

On June 10, 2003 we entered into a Term Loan Agreement (“Loan Agreement”) with Augustine II, LLC (“Augustine Fund”), pursuant to which Augustine Fund agreed to loan us $420,000, payable in installments of $250,000, $100,000, and $70,000 (the “Augustine Loan”). We received all scheduled installments, and principal and interest (at an annual rate of 10%) were originally due in full on February 29, 2004. As additional consideration for making the Augustine Loan, Augustine Fund received five year warrants to purchase up to 246,335 shares of common stock, at an exercise price of $4.00 per share. We can require that the warrants be exercised if the Company’s shares trade at or above $15 per share, for each trading day within the 30 calendar days prior to the maturity date of the Augustine Loan, trading volume of the shares equals or exceeds 4,000 shares per day during such period, and the shares of our common stock underlying the warrants have been included on a registration statement filed with and declared effective by the SEC prior to the maturity date. If these conditions are not fully satisfied by the maturity date, then Augustine Fund may, at any time following the maturity date and so long as the warrants remain exercisable, elect to exercise all or any portion of the warrants pursuant to the “cashless exercise” provisions of the warrants.

The Loan Agreement was subject to certain requirements that we make mandatory prepayments of the Augustine Loan from the proceeds of any asset sales outside of the ordinary course of business, and, on a quarterly basis, from positive cash flow. In addition, it provided that we may prepay all or any portion of the Augustine Loan at any time without premium or penalty. The proceeds of the Augustine Loan were used by the Company for working capital. As security for the Augustine Loan, New Millennium (an affiliate of Mr. Calvert) pledged 100,000 shares of common stock, and the Company has granted Augustine Fund a security interest in its ownership interest in the Company’s subsidiary, NuWay Sports, LLC.

In March 2004, Augustine Fund agreed to extend the maturity date of the Loan Agreement to August 2004. In consideration of the extension, Augustine Fund was given the option of having the Augustine Loan satisfied in cash or by the conversion of any remaining principal balance and any accrued interest on the Augustine Loan to shares of our common stock at a 15% discount to market, so long as Augustine Fund’s holdings do not exceed 4.9% of the total issued and outstanding shares of our common stock at any time. In addition, the warrants held by the Augustine Fund to purchase 246,335 shares of common stock, were re-priced to an exercise price of $0.875 per share. Exercise of the warrants is also subject to the limit that the Augustine Fund does not hold more than 4.9% of the issued and outstanding shares of our common stock.

On March 7, 2005, the Augustine Fund agreed to extend the maturity date of the Augustine Loan to May 2006 in exchange for the issuance of a warrant that gives the Augustine Fund the right to purchase 320,000 shares of common stock, at an exercise price of $0.125 per share, for a period of five years. On July 29, 2005, we finalized the terms of this amendment to the Augustine Loan and executed formal documentation.

On October 18, 2006, the Augustine Fund agreed to further extend the maturity date of the Augustine Loan to May 1, 2007.

We recorded interest expense of $28,610 for the year ended December 31, 2007 and $115,775 for the year ended December 31, 2006.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2007, the Augustine Fund converted the outstanding principal balance of the Augustine Note, along with $297,138 accrued but unpaid interest, into 2,031,553 shares of our common stock. The Augustine Note had a maturity date of May 1, 2007. The Augustine Note provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or which on April 11, 2007 was $0.353 per share. The Augustine Note and the loan agreement in respect of the Augustine Note limited the Augustine Fund to hold not more than 4.9% of our issued and outstanding common stock at any given time. In connection with the conversion of the Augustine Note, we waived this limitation.

Note 10. Other Convertible Promissory Notes

On March 29, 2007, we converted a principle amount of $35,000 from a convertible promissory note originally issued in 2003, and $6,588 of accrued but unpaid interest, into 332,704 shares of our common stock, at a conversion price of $0.125 per share which represents the market price of our common stock at the time the conversions were agreed to.

During 2004, we raised $60,000 pursuant to a private offering and issued convertible promissory notes due and payable one year from the date of issuance. The maturity date of the notes were subsequently extended. As of December 31, 2006, the principal amount of the notes, together with $11,284 in accrued but unpaid interest, had not been repaid. On March 29, 2007, the principal amount of these notes, along with $12,512 in accrued and unpaid interest, were converted into 580,095 shares of our common stock.

On November 1, 2004, we converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. As of September 1, 2007, we agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,176 to principal and enter into a new one year note totaling $30,126, payable September 30, 2008 bearing interest at rate of 6% per annum. As of December 31, 2007 $22,076 remained unpaid.

Note 11. Related Party Transactions

New Millennium

In March 2003, New Millennium Capital Partners, LLC (“New Millennium”), a company owned and controlled by our president, Mr. Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.

On April 28, 2006, New Millennium agreed to amend the terms of the $1,120,000 promissory note (the “New Millennium Note”) to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $317,956 to $255,636, also equal to a 19.6% reduction.

As of December 31, 2006, the principal amount of the note, together with $362,375 in accrued but unpaid interest, remained outstanding. On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008. The parties agreed to extend due date of this payment to June 15, 2008.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations to Dennis Calvert

As of December 31, 2006, we owed Mr. Calvert $334,221 in accrued but unpaid compensation.

On March 15, 2007, we converted this accrued and unpaid compensation into 891,256 shares of our common stock at $0.375 per share, the closing price of our common stock on the conversion date.

Note 12. Provision for Income Taxes

At December 31, 2007 we had federal and California tax net operating loss carry-forwards of approximately $24.9 million and $15.0 million, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Due to changes in our ownership through various issuance of common stock during 2002 and 2007, the utilization of net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry forwards.

At December 31, 2007 we had other deferred tax assets totaling approximately $924,000.

Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 13. Commitments and Contingencies

Litigation

We are party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2007, there were no litigation proceedings.

Employment Agreements

Code Employment Agreement

As part of the completion of the acquisition of the BioLargo technology, we entered into an employment agreement dated April 30, 2007 with Mr. Code (the “Code Employment Agreement”). The June 2006 consulting agreement with Mr. Code, as amended, was simultaneously terminated.

The Code Employment Agreement provides that Mr. Code will serve as our Chief Technology Officer, and receive (i) base compensation of $184,800 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee of our Board of Directors (the “Compensation Committee”) may determine from time to time. In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our Board of Directors. When such benefits are made available to our senior employees, Mr. Code is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance. The Code Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms.

The Code Employment Agreement also provides that we may terminate Mr. Code’s employment due to disability, for cause or without cause. “Disability” as used in the Code Employment Agreement means physical

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or mental incapacity or illness rendering Mr. Code unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom we select, or (iii) as determined without recourse by our disability insurance carrier.

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

The Code Employment Agreement requires Mr. Code to keep certain information confidential, not to solicit our customers or employees, or interfere with any of our business relationships, and to assign all inventions made or created during the term of the Code Employment Agreement as “work made for hire”.

In connection with the closing of the acquisition of the BioLargo technology and the execution of the Code Employment Agreement, Mr. Code was also elected to our Board of Directors, as well as that of our subsidiary BLTI.

Calvert Employment Agreement

In connection with the acquisition of the BioLargo technology, we also entered into a new employment agreement dated April 30, 2007 with Dennis Calvert, our President and Chief Executive Officer (the “Calvert Employment Agreement”). The previous employment agreement with Mr. Calvert, dated December 11, 2002, was terminated.

The Calvert Employment Agreement provides that Mr. Calvert will serve as our President and Chief Executive Officer, and receive (i) base compensation of $184,800 annually (with an automatic 10% annual increase); and (ii) a bonus in such amount as the Compensation Committee may determine from time to time. In addition, Mr. Calvert will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our Board of Directors. When such benefits are made available to our senior employees, Mr. Calvert is also eligible to receive heath insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of ten weeks per year, life insurance equal to three times his base salary and disability insurance.

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

Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. Consistent with the foregoing, the precise terms and conditions of the agreement evidencing the Option shall be as determined by our Board of Directors and/or the Compensation Committee.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that we may terminate Mr. Calvert’s employment due to disability, for cause or without cause. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360 day period, or (ii) as determined by an independent and licensed physician whom we select, or (iii) as determined without recourse by our disability insurance carrier. If Mr. Calvert’s employment is terminated for cause he will be eligible to receive his accrued base compensation and vacation compensation through the date of termination. If Mr. Calvert’s employment is terminated without cause, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit our customers or employees or interfere with any of our business relationships, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Joe Provenzano Employment Agreement

In March 2003, we entered into a five-year employment agreement with Joseph Provenzano. Mr. Provenzano serves the Company as Secretary, Board Member and Senior Executive reporting to Mr. Calvert. His agreement calls for him to receive not less than $10,900 per month in salary plus incentive bonuses, stock ownership participation and employee related benefits. At our discretion, we may choose to pay up to $4,900 of this monthly salary with stock in lieu of cash. In 2005, the Company and Mr. Provenzano agreed that he would work for the Company on an as needed basis. In 2005, the Company paid Mr. Provenzano $39,900 for services performed. In 2006, the Company paid Mr. Provenzano $2,100 and recorded $99,000 of accrued and unpaid compensation for services performed; of this amount, $40,000 related to unpaid compensation for services performed in 2005 which was not recorded in 2005. In March 2007, this entire amount was converted into shares of our common stock.

Subsequent to December 31, 2007, we entered into a new employment agreement with Mr. Provenzano. (See Note 14.)

Stock-Based Commitments

We have utilized, the services of a number of consultants who have been compensated with shares of common stock. While each agreement can generally be terminated with a 15-day notice, we may be obligated to issue additional shares to the consultants.

Note 14. Subsequent Events

Exercise of Warrants

Prior to their January 31, 2008 expiration date, we received $608,750 in connection with the exercise of warrants, at $1.25 per share, from 17 investors, and issued 487,000 shares of common stock.

Attorney fee settlement

We agreed with prior legal counsel to settle a prior legal bill for $25,000 cash, 15,000 shares of common stock, and a warrant to purchase 7,500 number of shares of common stock at $1.50 per share.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provenzano Employment Agreement

On January 10, 2008, we entered into an employment agreement with Joseph L. Provenzano (the “Provenzano Employment Agreement”), pursuant to which Mr. Provenzano agreed to serve as Vice President of Operations effective January 1, 2008, in addition to continuing to serve as Corporate Secretary. The Provenzano Employment Agreement replaces a previous employment agreement dated March 1, 2003. (See Note 13)

The Provenzano Employment Agreements provides that Mr. Provenzano will receive base compensation of $79,200 annually (with automatic 10% annual increases). Mr. Provenzano is also entitled to reimbursement for authorized expenses he incurs in the course of his employment. In addition, Mr. Provenzano is eligible to receive discretionary bonuses, participate in benefits made generally available to our employees, and receive grants under our 2007 Equity Incentive Plan.

The initial term of the Provenzano Employment Agreement is one year and is automatically renewable for additional one-year periods unless we give at least 90 days notice of non-renewal. The Provenzano Employment Agreement also contains additional provisions typical of an agreement of this nature.

In connection with the execution of the Provenzano Employment Agreement, Mr. Provenzano also executed a non-disclosure agreement requiring him to keep certain information confidential, assigning to us creations and inventions during the term of his employment, and prohibiting him from soliciting business during the term of his employment and for a period of time thereafter.

Consulting Agreements

Also on January 10, 2008, we entered into consulting agreements with each of Jeffrey C. Wallace (the “Wallace Consulting Agreement”) and Robert J. Szolomayer (individually the “Szolomayer Consulting Agreement” and collectively with the Wallace Consulting Agreement, the “Consulting Agreements”). Pursuant to the Wallace Consulting Agreement, Mr. Wallace has agreed to serve as our Director of Sales and Marketing effective January 1, 2008, and pursuant to the Szolomayer Consulting Agreement, Mr. Szolomayer has agreed to serve as our Director of Corporate Development effective January 1, 2008.

Other than referring to respective titles, the terms of the Consulting Agreements are identical. The Consulting Agreements provide that each of Messrs. Wallace and Szolomayer will receive (i) base compensation of $90,000 annually, (ii) a share of a commission pool (the “Commission Pool”) to be established with respect to revenue it receives from third-parties evaluating, developing or licensing our BioLargo technology; and (iii) a stock purchase option (the “Option”). Each of Messrs. Wallace and Szolomayer is also entitled to reimbursement for authorized expenses he incurs in the course of his consultancy. The Commission Pool shall consist of an amount of money equal to a percentage of net licensing revenue (as defined in each Consulting Agreement), in the following amounts:

•	not less than 4% nor more than 7% of the Net Licensing Revenue actually and indefeasibly received by BioLargo in the first 12 months of the License Agreement Period for such License Agreement;

•	not less than 3% nor more than 5% of the Net Licensing Revenue actually and indefeasibly received by BioLargo in the second 12 months of the License Agreement Period for such License Agreement;

•	not less than 1% nor more than 3% of the Net Licensing Revenue actually and indefeasibly received by BioLargo in the third 12 months of the License Agreement Period for such License Agreement; and

•

not less than 0.75% nor more than 2% of the Net Licensing Revenue actually and indefeasibly received by BioLargo in the fourth 12 months and for each 12 month period thereafter, of the License Agreement Period for such License Agreement.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of Messrs. Wallace and Szolomayer shall be entitled to one-half (1/2) of the above-stated minimum amounts included in the Commission Pool during each calendar year during the term of the Consulting Agreements. Any and all of amounts in the Commission Pool which we may, in our sole and absolute discretion, contribute in excess of such above-stated minimum amounts up to the above-stated maximum amounts shall be paid to such persons, including either or both of Messrs. Wallace and Szolomayer, and in such amounts as we shall determine in its sole and absolutely discretion.

Pursuant to the Consulting Agreements, each of Messrs. Wallace and Szolomayer received an Option to purchase 1,200,000 shares of our common stock at $0.99 per share. Each Option is exercisable for five years, and vests in four equal installments commencing on the date of the respective Consulting Agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his Consulting Agreement as of such Option Vesting Date.

The initial term of each of the Consulting Agreements is four years. Each of the Consulting Agreements also contains additional provisions typical of an agreement of this nature.

In connection with the execution of his respective Consulting Agreement, each of Messrs. Wallace and Szolomayer also executed a non-disclosure agreement requiring him to keep certain information confidential, assigning creations and inventions during the term of his consultancy and prohibiting him from soliciting business during the term of his consultancy and for a period of time thereafter.

Listing on OTC Bulletin Board

On January 24, 2008, our common stock began trading on the OTC Bulletin Board. Prior to that time, since June 2003, our common stock was traded on the Pink Sheets.

Engagement of Charles K. Dargan, II as Chief Financial Officer

On February 1, 2008, we engaged Charles K. Dargan, II to serve as our Chief Financial Officer for a term of one year, subject to earlier termination on 30 days’ notice, and simultaneously Dennis Calvert resigned as our Chief Financial Officer. Mr. Calvert will continue to serve as our Chief Executive Officer, President and a director. During the term, Mr. Dargan will receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which we file our periodic reports with the Securities and Exchange Commission.

In addition to the cash compensation specified above, Mr. Dargan will be issued stock options over the term, as follows:

•

an option to purchase 50,000 shares of our common stock, granted on February 1, 2008, at an exercise price equal to the closing price of a share of our common stock on the grant date, such option to vest in full 90 days after grant; and

•

options to purchase 10,000 shares of our common stock, each such option to be granted on the last day of each month commencing April 2008 and ending January 2009, provided that this Agreement has not been terminated prior to each such grant date, at an exercise price equal to the closing price of a share of our common stock on each grant date, each such option to be fully vested upon grant.

Mr. Dargan will be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. The agreement with Mr. Dargan also contains provisions regarding indemnification and arbitration of disputes.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(6)

3.2	Certificate of Designations creating Series A Preferred Stock(3)

3.3	Bylaws, as amended and restated(1)

4.1	Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC(3)

4.2	Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC(2)

4.3	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC(4)

4.4	Warrant to purchase shares of common stock held by Arthur Lipper(3)

4.5	Form of Promissory Note issued in the Fall 2006 Offering(5)

4.6	Form of Warrant issued in the Fall 2006 Offering(6)

4.7*	Form of Promissory Note issued in the 2007 Offering

4.8*	Form of Warrant issued in the 2007 Offering

4.9	Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC(6)

10.1	Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(6)

10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert(6)

10.3†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code(6)

10.4	License Agreement dated October 15, 2004 by and between Kenneth Code, IOWC and BLTI, and Craig Sundheimer and Lloyd M. Jarvis(6)

10.5	Master Distributorship Agreement dated January 15, 2005 by and between Kenneth Code and IOWC, and Food Industry Technologies, Inc.(6)

10.6	Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc. (6)

10.7	Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc. (6)

10.8	Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc. (6)

10.9	Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc. (6)

10.10	Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc. (6)

10.11	Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc. (6)

10.12	Promissory note related to professional fees(7)

10.13	BioLargo, Inc. 2007 Equity Incentive Plan(7)

10.14†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano(8)

10.15	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace(8)

Exhibit No.	Description of Exhibit

10.16	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer(8)

10.17†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (9)

21.1*	List of Subsidiaries of the Registrant

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.
(3)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(4)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(5)	Incorporated herein by reference from the Form 8-K filed by the Company on December 4, 2006.
(6)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2006.
(7)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(8)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.