Form 10-Q
period 2008-03-31
BIOLARGO, INC.
filed 2008-05-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2008 was 40,467,611 shares.

BIOLARGO, INC.

FORM 10-Q

i.

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$458,000	$593,000
Prepaid expenses	5,000	5,000

Total current assets	463,000	598,000

OTHER ASSETS
Licensing rights, net	10,655,000	10,400,000
Assigned agreements, net	340,000	319,000

TOTAL ASSETS	$11,458,000	$11,317,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$781,000	$962,000
Accrued option compensation expense	636,000	1,123,000
Convertible notes payable, current portion	1,000,000	1,000,000
Discount on convertible notes, current portion net of amortization	(443,000)	(384,000)
Note payable	22,000	15,000

Total Current Liabilities	1,496,000	2,716,000

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,000,000	1,000,000
Discount on convertible notes, net of current portion and amortization	(574,000)	(664,000)

	926,000	336,000
TOTAL LIABILITIES	2,422,000	3,052,000

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at March 31, 2008 and December 31, 2007.	—	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 40,467,611 and 39,980,611 Shares Issued, at March 31, 2008 and December 31, 2007, respectively	27,000	27,000
Additional Paid-In Capital	44,022,000	45,668,000
Accumulated Deficit	(35,013,000)	(37,430,000)

Total Stockholders’ Equity	9,036,000	8,265,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,458,000	$11,317,000

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED

MARCH 31, 2007 AND 2008

(unaudited)

	For the quarter ended March 31,
	2007	2008
Revenue	$—	$—

Total revenues	—	—

Costs and expenses
Selling, general and administrative	619,000	1,912,000
Research and development	18,000	50,000
Amortization expense	—	277,000

Total costs and expenses	637,000	2,239,000

Loss from operations	(637,000)	(2,239,000)

Other income and (expense)
Interest expense	(1,053,000)	(191,000)
Other income	—	13,000

Net other income (expense)	(1,053,000)	(178,000)

Net loss before taxes	(1,691,000)	(2,417,000)

Income tax expense (benefit)	—	—

Net loss	$(1,691,000)	$(2,417,000)

Basic and diluted loss per share	$(0.39)	$(0.06)

Weighted average common share equivalents outstanding	4,281,186	40,155,296

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2008

	Preferred Stock		Common Stock
	Number of Shares	Par Value $.00067	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2007	—	—	39,981,000	$27,000	$44,022,000	$(35,013,000)	$9,036,000
Exercised warrants			487,000	—	608,000		608,000
Issuance of warrants as part of convertible note offering			—	—	166,000		166,000
Issuance of warrants to consultants			—	—	282,000		282,000
Issuance of stock options to consultants			—	—	590,000		590,000
Net loss for the quarter ended March 31, 2008						(2,417,000)	(2,417,000)

BALANCE MARCH 31, 2008 (unaudited)	—	—	40,468,000	$27,000	$45,668,000	$(37,430,000)	$8,265,000

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED

MARCH 31, 2007 AND 2008

(unaudited)

	For the quarter ended March 31
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,691,000)	$(2,417,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to conversion of noteholder obligations	961,000	—
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	101,000	135,000
Non-cash expense related to options issued to officers	—	340,000
Non-cash expense related to options issued to consultants	—	737,000
Non-cash expense related to warrants issued to consultants	—	282,000
Amortization of intangible assets	—	276,000
Decrease in prepaid expense	10,000	—
Increase in accounts payable and accrued expenses	213,000	181,000

Net Cash Used In Operating Activities	(406,000)	(466,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	—	608,000
Payments to note payable	—	(7,000)
Proceeds from convertible notes	324,000	—

Net Cash Provided By Financing Activities	324,000	601,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,000)	135,000
CASH AND CASH EQUIVALENTS – BEGINNING	229,000	458,000

CASH AND CASH EQUIVALENTS – ENDING	$147,000	$593,000

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of convertible notes to shares of the Company’s common stock	$2,235,000	$—

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$609,000	$—

Consultant obligations	$197,000	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$192,000	$166,000

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,417,000 for the quarter ended March 31, 2008, negative cash flow from operating activities of $466,000 for the quarter ended March 31, 2008, and an accumulated stockholders’ deficit of $37,430,000 as of March 31, 2008. Also, as of March 31, 2008, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the technology acquired so it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and cash equivalents totaled $593,000 at March 31, 2008. We had no revenues in the quarter ended March 31, 2008, and financing activities primarily funded operations.

During the quarter ended March 31, 2008, we received $608,000 from the exercise of our warrants. (See Note 4.)

As of March 31, 2008, we had $2,015,000 aggregate principal amount of promissory notes that mature at various times during 2008 and 2009. This amount includes (i) convertible notes issued to investors totaling $2,000,000 (see Note 3), and (ii) a note totaling $15,000 (see Note 8).

In the opinion of management, the accompanying balance sheets and related quarterly statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, account payables and accrued expenses and taxes, among others.

Quarterly results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

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

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intellectual Property

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

Note 2. Intangible Assets/Long-lived Assets

Licensing rights are stated on the balance sheet net of accumulated amortization of $937,000 as of March 31, 2008. Amortization expense for the quarters ended March 31, 2008 and 2007 was $256,000 and $0, respectively. At March 31, 2008 the weighted average remaining amortization period for the licensing rights was approximately 11 years.

Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $78,000 at March 31, 2008. Amortization expense for the quarters ended March 31, 2008 and 2007 was $21,000 and $0, respectively. At March 31, 2008 the Assigned Agreements have a remaining amortization period of approximately 4 years.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Sale of Unregistered Securities

To fund our operations, we have raised money pursuant to several private offerings of its securities, the details of which are provided below.

2007 Offering

Pursuant to a private offering that commenced in May 2007 (the “2007 Offering”) and terminated December 2007, we sold an aggregate $1,000,000 of our convertible notes (the “2007 Notes”), which are due and payable on June 30, 2009. Interest accrues at 10% compounding annually and is payable at our option in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the 2007 Notes received, for no additional consideration, stock purchase warrants (the “2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of common stock into which the principal amount of the investor’s 2007 Note is convertible. The 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010. (See Note 4.)

The 2007 Notes are convertible into shares of our common stock at an initial conversion price of $0.70 per share. The 2007 Notes can be converted voluntarily by the noteholders at any time. We can unilaterally convert the 2007 Notes (i) on or after September 30, 2007, if we receive one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the 2007 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

From the inception of the 2007 Offering in May 2007, through December 31, 2007, we received gross and net proceeds of $1,000,000 and issued 2007 Notes, the principal amount of which allow for conversion into an aggregate 1,428,582 shares of our common stock.

The 2007 Notes have not been converted and remain outstanding, and are recorded on the March 31, 2008 balance sheet as convertible notes payable as Long-Term Liabilities.

Fall 2006 Offering

In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). We sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, the principal amount of which is convertible into 1,454,546 shares of our common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 during 2007. Each Fall 2006 Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase a number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009. (See Note 4.)

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

From the inception of the Fall 2006 Offering in September 2006 through April 2007, we received gross and net proceeds of $1,000,000 and issued 2006 Notes, the principal amount of which allow for conversion into an aggregate 1,454,564 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Fall 2006 Notes have not been converted and remain outstanding, and are recorded on the March 31, 2008 balance sheet as convertible notes payable as current liabilities.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Warrants

During the quarter ended March 31, 2008, we issued warrants to purchase an aggregate 199,999 shares of our common stock to a consultant in exchange for services, pursuant to terms of the contract with the consultant, as follows: a warrant on January 31, 2008 to purchase 33,333 shares of common stock at $1.00 per share; a warrant on January 31, 2008 to purchase 100,000 shares of common stock at $1.50 per share; a warrant on February 29, 2008 to purchase 33,333 shares of common stock at $1.58 per share; and a warrant on March 31, 2008 to purchase 33,333 shares of common stock at $1.24 per share. The warrants vest immediately and expire three years from the date of issuance. The fair value of these warrants was $282,000 all of which was expensed during the quarter ended March 31, 2008.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2007	5,292,682	$0.125 -1.50

Issued	199,999	$1.00 – 1.58
Exercised	(487,000)	$1.25
Expired	(1,276,200)	$1.25

Outstanding as of March 31, 2008	3,729,481	$0.125 -1.58

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the life of the warrant. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	March 31, 2007	March 31, 2008
Risk free interest rate	4.52%	2.11%
Expected volatility	276%	251%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.25	1.50

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of March 31, 2008 totaled $2,258,000. A total of $340,000 was issued to consultants of which $282,000 was expensed during the quarter ended March 31, 2008 and the remaining $58,000 was expensed during the year ended December 31, 2007. The remaining $1,918,000 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of accumulated amortization of $870,000. We recorded $174,000 and $92,000 of interest expense related to the amortization of the discount on convertible notes for the quarters ended March 31, 2008 and March 31, 2007, respectively.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2008 we received an aggregate $608,000 from the exercise of our warrants and issued 487,000 shares of our common stock at an exercise price of $1.25 per share. During the quarter ended March 31, 2008 warrants to purchase 1,276,200 shares of our common stock, at an exercise price of $1.25, expired unexercised.

During 2007, we issued warrants to purchase an aggregate 2,179,128 shares of our common stock to investors as part of two private offerings, as follows. In connection with the Fall 2006 Offering we issued warrants to purchase 704,000 shares of our common stock. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.25 per share, and expire on September 13, 2009. In connection with the 2007 Offering, we issued warrants to purchase 1,428,582 shares of our common stock. The warrants allow for the holder to purchase shares of our common stock at an exercise price of $1.30 per share, and expire June 30, 2010. (See Note 3.)

Also during 2007, in addition to warrants issued to investors, we issued warrants to purchase an aggregate 66,666 shares of our common stock to a consultant in exchange for services. The warrants allow the holder to purchase shares of our common stock at an exercise price of $1.00 per share, are fully vested, and expire three years from the date of issuance. The fair value of these warrants was $52,000 all of which was expensed during the year ended December 31, 2007.

Note 5. Stockholders’ Equity

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

As of March 31, 2008 and December 31, 2007 there were no outstanding shares of Series A Preferred Stock.

Common Stock

As of March 31, 2008 and December 31, 2007 there were 40,467,611 and 39,980,611 shares of common stock outstanding, respectively. The increase in shares during the quarter ended March 31, 2008 was due to the issuance of 487,000 shares of our common stock in connection with the exercise of warrants. (See Note 4.)

Note 6. Stock-Based Compensation and Other Employee Benefit Plans

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

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 1, 2008, we issued a stock option under the 2007 Plan which allow for the purchase of an aggregate 50,000 shares of our common stock. The option is exercisable at $1.89 per share, expires ten years from the grant date and vests over 90 days. The fair value of this option was $94,000 of which $63,000 was recorded as expense in the quarter ended March 31, 2008.

During the quarters ended March 31, 2008 and 2007 we recorded an aggregate $101,000 and $0 in option compensation expense.

During the year ended December 31, 2007, we issued stock options under the 2007 Plan which allow for the purchase of an aggregate 625,000 shares of our common stock. The fair value of these options was an aggregate $561,000. The options are exercisable at a price range of $0.40 to $1.03 and expire ten years from the grant date. Of this amount, $98,000 was expensed during the year ended December 31, 2007. The remaining fair value of $463,000 will be expensed ratably over the applicable vesting period. During the quarters ended March, 31, 2008 and 2007, we recognized $39,000 and $0 compensation expense, respectively.

Activity for our stock options under the 2007 Plan for the quarter ended March 31, 2008 is as follows:

	Shares Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances, December 31, 2007	625,000	5,375,000	$0.40 – $ 1.03	$0.95

Granted	50,000	(50,000)	$1.89	$1.89
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, March 31, 2008	675,000	5,325,000	$0.40 – $1.89	$1.02

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at March 31, 2008.

Options Outstanding				Currently Exercisable
Shares Outstanding at March 31, 2008	Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at March 31, 2008	Weighted Average Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94-$1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	—	—

Stock Options issued outside of the 2007 Equity Incentive Plan

On January 10, 2008, pursuant to the consulting agreements with Messrs. Wallace and Szolomayer, we issued options outside of the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,000 and for the quarters ended March 31, 2008 and 2007 we recognized $737,000 and $0 of consulting expense, respectively.

On April 30, 2007, we issued an option outside of the 2007 Equity Plan to Dennis P. Calvert, our CEO, to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,000 and for the quarter ended March 31, 2008 and 2007 we recognized $238,000 and $0 of compensation expense, respectively.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended March 31, 2008:

	Non–plan Option	2007 Plan
Risk free interest rate	2.17%	2.17%
Expected volatility	251%	251%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5

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

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2007	March 31, 2008
Accounts payable and accrued expenses	$229,000	$351,000
Accrued interest	494,000	549,000
Officer payable	58,000	44,000
Board of Director payable	—	18,000

Total Accounts Payable and Accrued Expenses	$781,000	$962,000

The accrued interest as of March 31, 2008, includes $381,000 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 9). The remaining $168,000 of accrued interest relates to the outstanding convertible notes. During the quarters ended March 31, 2008 and 2007, we recorded $55,000 and $58,000 of interest expense related to the convertible notes outstanding, respectively.

Note 8. Other Promissory Notes

On November 1, 2004, we converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrues interest at 5% per annum. As of September 1, 2007, we agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,000 to principal and enter into a new one year note totaling $30,000, payable September 30, 2008 bearing interest at rate of 6% per annum. As of March 31, 2008 and December 31, 2007, $15,000 and $22,000 remained unpaid, respectively.

Note 9. Related Party Transactions

New Millennium

In March 2003, New Millennium Capital Partners, LLC (“New Millennium”), a company owned and controlled by our president, Mr. Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.

On April 28, 2006, New Millennium agreed to amend the terms of the $1,120,000 promissory note (the “New Millennium Note”) to (i) extend the due date to January 15, 2008; (ii) waive any payments of interest until it becomes due; (iii) reduce the principal amount from $1,120,000 to $900,000, equal to a 19.6% reduction; and (iv) correspondingly reduce the accrued but unpaid interest due under the terms of the note from $318,000 to $256,000, also equal to a 19.6% reduction.

As of December 31, 2006, the principal amount of the note, together with $362,000 in accrued but unpaid interest, remained outstanding. On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis P. Calvert, the Company’s President and Chief Executive Officer. The remaining accrued but unpaid interest in the amount of $381,000 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008. We are currently engaged in discussions with New Millennium to further extend the due date for payment of the accrued but unpaid interest.

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Litigation

We are party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of March 31, 2008, there were no litigation proceedings.

Attorney fee settlement

In February 2008, we agreed to pay $25,000, issue 15,000 shares of our common stock, and issue warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance, in settlement of an account owed to a service provider. Since the date of the settlement, certain facts have come to light, and therefore, as of the date of this report on Form 10-Q, we have not issued the common stock or the warrants, but have recorded a $42,000 expense in connection therewith.

Employment Agreements

Joseph L. Provenzano Employment Agreement

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

Engagement of Charles K. Dargan, II as Chief Financial Officer

On February 1, 2008, we engaged Charles K. Dargan, II to serve as our Chief Financial Officer for a term of one year, subject to earlier termination on 30 days’ notice, and simultaneously Dennis P. Calvert resigned as our Chief Financial Officer. Mr. Calvert will continue to serve as our Chief Executive Officer, President and a director. During the term, Mr. Dargan will receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which we file our periodic reports with the Securities and Exchange Commission.

In addition to the cash compensation specified above, Mr. Dargan will be issued stock options over the term, as follows:

•

an option to purchase 50,000 shares of our common stock, granted on February 1, 2008, at an exercise price equal to the closing price of a share of our common stock on the grant date, such option to vest in full 90 days after grant; and

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Consulting Agreements, each of Messrs. Wallace and Szolomayer received an Option to purchase 1,200,000 shares of our common stock at $0.99 per share. Each Option is exercisable for five years, and vests in four equal installments commencing on the date of the respective Consulting Agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his Consulting Agreement as of such Option

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting Date. The fair value of these options was $2,358,000 and for the quarters ended March 31, 2008 and 2007 we recognized $737,000 and $0 of consulting expense, respectively. (See Note 6.)

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

Stock-Based Commitments

We have utilized the services of a number of consultants who have been compensated with shares of our common stock. While each agreement can generally be terminated with a 15-day notice, we may be obligated to issue additional shares to the consultants.

Note 11. Subsequent Events

2008 Offering

In March 2008, we commenced an offering (the “2008 Offering”) of an aggregate of up to $1,000,000 of our 10% convertible notes due March 31, 2010 (the “2008 Notes”). The 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The 2008 Offering is subject to an over-allotment option of 15% of the aggregate principal amount of the 2008 Notes, or $1,150,000.

Purchasers of the 2008 Notes will receive, for no additional consideration, two stock purchase warrants, each of which entitles the holder to purchase a number of shares of our common stock into which the note is convertible. The first warrant (the “One-Year Warrant”) is exercisable at an initial price of $1.50 per share and will expire on March 31, 2009. The second warrant (the “Three-Year Warrant” and together with the One-Year Warrant, the “Warrants”) is exercisable at an initial price of $2.00 per share and will expire on March 31, 2011.

The 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

Subsequent to the end of the quarter ended March 31, 2008, we sold $523,000 aggregate principal amount of notes, and issued warrants to purchase an aggregate 387,509 shares of our common stock at an exercise price of $1.50 and warrants to purchase an aggregate 387,509 shares of our common stock at an exercise price of $2.00 per share, with the difference in exercise price depending upon the termination date of the exercisability of the warrant, to a total of 23 investors.

Item 2.	Management’s Discussion and Analysis

This Quarterly Report on Form 10-Q of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

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

Such statements, which include statements concerning future revenue sources and concentrations, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, that could cause actual results to differ materially from those projected.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2008, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiary, BioLargo Life Technologies, Inc., a California corporation.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

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

We operated as a shell company until the closing on April 30, 2007 of the acquisition of certain intellectual property and other assets from IOWC Technology, Inc. (“IOWC”). Prior to such date, our operations primarily consisted of seeking funding, maintaining our corporate entity, complying with the reporting and other requirements of the SEC, engaging in ongoing research and development in cooperation with Mr. Kenneth R. Code for the BioLargo technology, engaging in initial marketing activities in cooperation with Mr. Code for the BioLargo technology and planning for the consummation of the acquisition of certain intellectual property and other assets from IOWC.

Since the completion of the acquisition from IOWC, we have focused on marketing our BioLargo technology to prospective licensees and negotiating contractual relationships with various potential licensees. In September and October of 2007, we entered into our first two commercial product testing and development agreements, which are continuing. We generated our first revenues in the third quarter of 2007. Until the commercialization of our products, our revenues will be uneven during the product testing period and as such, we recorded no revenues in this quarter.

Results of Operations—Comparison of the Quarters Ended March 31, 2008 and 2007

Revenue

We generated no revenues from operations during the quarters ended March 31, 2008 and 2007.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,912,000 for the quarter ended March 31, 2008, as compared to $619,000 for the quarter ended March 31, 2007, an increase of $1,293,000. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $464,000 for the quarter ended March 31, 2008, compared to $56,000 for the quarter ended March 31, 2007, an increase of $408,000. The majority of the increase is attributable to stock option compensation expense, and the remainder of the increase is attributable to salary compensation related to Mr. Code, who became our Chief Technology Officer and full time employee in April 2007, and the addition of Mr. Dargan, our Chief Financial Officer.

b. Consulting Expenses: These expenses were $1,124,000 for the quarter ended March 31, 2008, compared $140,000 for the quarter ended March 31, 2007, an increase of $984,000. The increase is primarily attributable to $737,000 of stock option expense related to the long term consulting agreements with Mr. Szolomayer, our Director of Corporate Development, and Mr. Wallace, our Director of Sales and Marketing, effective January 2008. These consultants were retained as part of the execution of the next phase of our business plan, as we seek to commercialize the BioLargo technology, and to provide applications of the BioLargo technology for potential licensees or other customers in various vertical markets. Additionally, the increase is attributable to expenses related to the issuance of warrants to consultants and other professional advisors; partially offset by the change in status of Mr. Code from consultant to full time employee in association with the acquisition of the BioLargo technology.

c. Professional Fees: These expenses were $203,000 for the quarter ended March 31, 2008, compared to $288,000 for the quarter ended March 31, 2007, a decrease of $85,000. The decrease is primarily attributable to the consummation of the acquisition of the BioLargo technology in April 2007, and the concomitant reduced need for legal and other professional services required following that acquisition.

Interest expense

Interest expense totaled $191,000 for the quarter ended March 31, 2008, compared to $1,053,000 for the quarter ended March 31, 2007, a decrease of $862,000. This decrease is primarily attributable to the additional interest expense required to be recorded in connection with the March 2007 conversions of certain promissory notes to common stock.

Research and Development

Research and development expenses were $50,000 for the quarter ended March 31, 2008, as compared to $18,000 for the quarter ended March 31, 2007, an increase of $32,000. This increase is primarily attributable to increased activity related to our existing patent applications.

Net Loss

Net loss for the quarter ended March 31, 2008 was $2,417,000, or $0.06 per share, compared to a net loss for the quarter ended March 31, 2007 of $1,691,000, or $0.39 per share. This increase is primarily due to the aforementioned increase in selling, general and administrative expenses offset by the decrease in interest expense. The per share loss was affected by the significant increase in the number of shares of common stock outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Cash and cash equivalents totaled $593,000 at March 31, 2008. We had negative working capital and no revenue in the quarter ended March 31, 2008. Further, we had a negative cash flow from operating activities of $466,000 compared to a negative cash flow from operating activities of $406,000 for the quarter ended March 31, 2008 and were compelled to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise additional capital to sustain operations and implement our business plan.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,417,000 for the quarter ended March 31, 2008, and a stockholders’ deficit of $37,430,000 as of March 31, 2008. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the quarter ended March 31, 2008, we received $608,000 gross and net proceeds from the exercise of our warrants.

As of March 31, 2008 we had $2,564,000 aggregate principal amount, including accrued and unpaid interest, outstanding on various promissory notes. Of this amount, we may pay $2,168,000 in stock at our option at maturity. In addition, we had $394,000 in accrued and unpaid payables.

We completed a private offering in December 2007 to provide additional working capital, and as discussed below, began a new private offering in March 2008. We estimate that the net proceeds currently available from our last offering, together with the net proceeds we have thus far received in the offering we are currently conducting, will provide sufficient capital to meet operating expenses and other financial obligations only through October 2008. We will be required to raise substantial additional capital to sustain our expanded operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, as well as to meet our liabilities as they become due for the next 12 months.

In March, 2008, we commenced a new private offering of up to $1,000,000 of our 10% convertible promissory notes. Although we did not receive proceeds from this new private offering in the quarter ended March 31, 2008, subsequent to the March 31, 2008 we have raised $523,000 gross and net proceeds. See Part II, Item 2, “Sales of Unregistered Securities”.

We are also actively pursuing numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. Negotiations are underway with various sources of such capital. We have retained the services of Taglich Brothers, Inc. of New York to serve as our exclusive financial advisor. However, there can be no assurance that we will be able to raise any additional capital. It is also unlikely that we will be able to qualify for bank debt until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of Dennis P. Calvert, our Chief Executive Officer and Charles K. Dargan II, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

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

Nonetheless, we believe that further steps are warranted to better assure the effectiveness of these disclosure controls and procedures. We have implemented certain steps in furtherance of this objective and believe, subject to our continuing evaluation and review of these further steps, that additional steps may be warranted. In February 2008, we hired a Chief Financial Officer who is a Certified Public Accountant. Additional steps that the Company believes it must undertake are to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

No change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we issued options to purchase 1,200,000 shares of our common stock (each, an “Option”) at $0.99 per share to each of our Director of Corporate Development and Director of Marketing, in connection with their consulting agreements. Each Option is exercisable for five years, and vests in four equal installments commencing on January 10, 2008 and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date.

Prior to their January 31, 2008 expiration date, we received $608,000 in connection with the exercise of warrants, at $1.25 per share, from 17 investors, and issued 487,000 shares of common stock.

In February 2008, we agreed to issue 15,000 shares of our common stock, and warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance in settlement of an account owed to a service provider. Since the date of the settlement, certain facts have come to light, and therefore as of the date of this quarterly report we have not issued the common stock or the warrants.

In March 2008, we commenced a new private offering of up to $1,000,000 of our 10% convertible promissory notes and warrants. We did not receive any proceeds from this offering in the quarter ended March 31, 2008. Subsequent to the end of the quarter ended March 31, 2008, we sold $523,000 aggregate principal amount of notes, and issued warrants to purchase an aggregate 387,509 shares of our common stock at an exercise price of $1.50 and warrants to purchase an aggregate 387,509 shares of our common stock at an exercise price of $2.00 per share, with the difference in exercise price depending upon the termination date of the exercisability of the warrant, to a total of 23 investors.

During the quarter ended March 31, 2008, we issued warrants to purchase an aggregate 199,999 shares of our common stock to a consultant in exchange for services, pursuant to terms of the contract with the consultant, as follows: a warrant on January 31, 2008 to purchase 33,333 shares of common stock at $1.00 per share; a warrant on January 31, 2008 to purchase 100,000 shares of common stock at $1.50 per share; a warrant on February 29, 2008 to purchase 33,333 shares of common stock at $1.58 per share; and a warrant on March 31, 2008 to purchase 33,333 shares of common stock at $1.24 per share. The warrants vest immediately and expire three years from the date of issuance.

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

BIOLARGO, INC.

Date: May 15, 2008	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).