Form 10-Q
period 2008-06-30
BIOLARGO, INC.
filed 2008-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2603 Main Street, Suite 1155, Irvine, California 92614

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

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2008 was 40,592,247 shares.

BIOLARGO, INC.

FORM 10-Q

i

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND JUNE 30, 2008

	December 31, 2007	June 30, 2008
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,809	$614,478
Prepaid expenses	4,584	4,586

Total current assets	462,393	619,064

FIXED ASSETS
Equipment	—	16,414

Total fixed assets	—	16,414
OTHER ASSETS
Licensing rights, net	10,655,164	10,144,108
Assigned agreements, net	340,377	297,831

TOTAL ASSETS	$11,457,934	$11,077,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$781,221	$968,951
Accrued option compensation expense	635,845	593,520
Convertible notes payable, current portion	1,000,000	1,925,000
Discount on convertible notes, current portion net of amortization	(443,212)	(887,042)
Note payable	22,076	—

Total Current Liabilities	1,995,930	2,600,429

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,000,000	653,375
Discount on convertible notes, net of current portion and amortization	(573,963)	(354,657)

Total Long-term Liabilities	426,037	298,718
TOTAL LIABILITIES	2,421,967	2,899,147

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2008 and December 31, 2007.	—	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 40,592,247 and 39,980,611 Shares Issued, at June 30, 2008 and December 31, 2007, respectively	26,779	27,197
Additional Paid-In Capital	44,022,471	47,239,826
Accumulated Deficit	(35,013,283)	(39,088,753)

Total Stockholders’ Equity	9,035,967	8,178,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,457,934	$11,077,417

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-AND SIX-MONTH PERIODS ENDED

JUNE 30, 2007 AND 2008

(unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses
Selling, general and administrative	841,553	1,038,443	1,460,848	2,950,657
Research and development	23,511	43,961	42,003	93,684
Amortization	184,534	276,801	184,534	553,602

Total costs and expenses	1,049,598	1,359,205	1,687,385	3,597,943

Loss from operations	(1,049,598)	(1,359,205)	(1,687,385)	(3,597,943)

Other income and (expense)
Interest expense	(141,619)	(302,686)	(1,194,820)	(493,211)
Other income	32,305	2,684	32,305	15,684

Net other income and (expense)	(109,314)	(300,002)	(1,162,515)	(477,527)

Net loss	$(1,159,912)	$(1,659,207)	$(2,849,900)	$(4,075,470)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.04)	$(0.16)	$(0.10)

Weighted average common share equivalents outstanding	30,777,550	40,531,284	17,631,060	40,161,737

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2007	39,981,611	$26,779	$44,022,471	$(35,013,283)	$9,035,967
Exercised warrants	487,000	334	608,416		608,750
Issuance of warrants as part of convertible note offering	—	—	601,898		601,898
Vested portion of stock options	—	—	953,769		953,769
Issuance of warrants to consultants	—	—	282,225		282,225
Issuance of stock options to Board of Directors and consultants	—	—	691,393		691,393
Conversion of convertible note payable obligations	124,636	84	79,654		79,738
Net loss for the six-month period ended June 30, 2008				(4,075,470)	(4,075,470)
BALANCE JUNE 30, 2008 (unaudited)	40,592,247	$27,197	$47,239,826	$(39,088,753)	$8,178,270

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED

JUNE 30, 2007 AND 2008

(unaudited)

	For the six-month periods ended June 30
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,849,900)	$(4,075,470)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest and additional non-cash expense related to conversion of noteholder obligations at below market price	1,216,904	—
Conversion of consultant obligations and additional non cash expense	160,625	—
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	219,316	382,110
Non-cash expense related to options issued to officers	158,961	690,109
Non-cash expense related to options issued to consultants	—	912,728
Non-cash expense related to warrants issued to consultants	—	282,225
Amortization of intangible assets	184,534	553,602
Decrease in prepaid expense	(16,500)	—
Increase in accounts payable and accrued expenses	168,053	187,730

Net Cash Used In Operating Activities	(758,007)	(1,066,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(16,414)

Net Cash Used In Investing Activities	—	(16,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	—	608,750
Payments to note payable	—	(22,076)
Proceeds from convertible notes	613,000	653,375

Net Cash Provided By Financing Activities	613,000	1,240,049

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(145,007)	156,669
CASH AND CASH EQUIVALENTS – BEGINNING	229,334	457,809

CASH AND CASH EQUIVALENTS – ENDING	$84,237	$614,478

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the Company’s common stock	$900,000	$—
Conversion of convertible notes to shares of the Company’s common stock	$2,373,120	$75,000

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$608,759	$—

Consultant obligations	$740,296	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$380,300	$601,898

Issuance of shares of the Company’s common stock in conjunction with the acquisition of assets from IOWC	$11,733,676	$—

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

Prior to the acquisition of certain patented and patent-pending intellectual property and other assets (the “BioLargo technology”) from IOWC Technologies, Inc. (“IOWC”) on April 30, 2007, BioLargo, Inc. (the “Company”, or “we”) had no continuing business operations and operated as a shell company.

We will be required to raise substantial capital to sustain our expanded operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

We will need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund our cash flow requirements from operations.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $4,075,470 for the six-month period ended June 30, 2008, negative working capital of $1,981,365 for the six-month period ended June 30, 2008, and negative cash flow from operating activities of $1,066,966 for the six-month period ended June 30, 2008, and an accumulated stockholders’ deficit of $39,088,753 as of June 30, 2008. Also, as of June 30, 2008, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and cash equivalents totaled $614,478 at June 30, 2008. We had no revenues in the quarter ended June 30, 2008, and financing activities primarily funded operations.

During the six-month period ended June 30, 2008, we sold an aggregate $653,375 principal amount of our convertible promissory notes. This amount was sold pursuant to the offering commenced March 2008 due and payable March 31, 2010 to 25 investors. (See Note 3.)

During the six-month period ended June 30, 2008, we received $608,750 from the exercise of our warrants. (See Note 4.)

As of June 30, 2008, we had $2,578,375 aggregate principal amount, together with $225,253 accrued and unpaid interest, outstanding on promissory notes that mature at various times during 2008, 2009 and 2010. (See Note 3.)

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

Note 2. Intangible Assets/Long-lived Assets

Licensing rights are stated on the balance sheet net of accumulated amortization of $1,192,464 as of June 30, 2008. Amortization expense for the six-month periods ended June 30, 2008 and 2007 was $511,056 and $170,352, respectively. At June 30, 2008 the weighted average remaining amortization period for the licensing rights was approximately 11 years.

Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $99,274 at June 30, 2008. Amortization expense for the six-month periods ended June 30, 2008 and 2007 was $42,546 and $14,182, respectively. At June 30, 2008 the Assigned Agreements have a remaining amortization period of approximately 4 years.

Note 3. Sale of Unregistered Securities

To fund our operations, we have raised money pursuant to several private offerings of our securities, the details of which are provided below.

2008 Offering

In March 2008, we commenced a private offering (the “2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due March 31, 2010 (“2010 Notes”). The 2008 Offering is subject to an over-allotment option of 15%, or a total of $1,150,000 aggregate principal amount of 2010 Notes. The 2010 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share.

Each purchaser of the 2010 Notes will receive, for no additional consideration, two stock purchase warrants (collectively, the “Warrants”), each of which entitles the holder to purchase a number of shares of our common stock into which the 2010 Note is convertible, the first warrant exercisable at an initial exercise price of $1.50 per share and which expires on March 31, 2009 (the “One-Year Warrants”), and the second warrant exercisable at an initial exercise price of $2.00 per share and which expires on March 31, 2011 (the “Three-Year Warrants”). (See Note 4.)

The 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the 2010 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

In the three-month period ended March 31, 2008, we did not receive any proceeds from the 2008 Offering. In the three-month period ended June 30, 2008, we received gross and net proceeds of $653,375 and issued 2010 Notes, the principal amount of which allows for conversion into an aggregate 483,994 shares of our common stock.

2007 Offering

Pursuant to a private offering that commenced in May 2007 (the “2007 Offering”) and terminated December 2007, we sold an aggregate $1,000,000 of our convertible notes, which are due and payable on June 30, 2009 (“2009 Notes”). Interest accrues at 10% compounding annually and is payable at our option in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the 2009 Notes received, for no additional consideration, stock purchase warrants (the “2009 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of common stock into which the principal amount of the investor’s 2009 Note is convertible. The 2009 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010. (See Note 4.)

The 2009 Notes are convertible into shares of our common stock at an initial conversion price of $0.70 per share. The 2009 Notes can be converted voluntarily by the noteholders at any time. We can unilaterally convert the 2009 Notes (i) on or after September 30, 2007, if we receive one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, under such circumstances, the 2009 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on the maturity date.

From the inception of the 2007 Offering in May 2007, through December 31, 2007, we received gross and net proceeds of $1,000,000 and issued 2009 Notes, the principal amount of which allow for conversion into an aggregate 1,428,582 shares of our common stock.

The 2009 Notes have not been converted and remain outstanding, and are recorded on the June 30, 2008 balance sheet as convertible notes payable as current liabilities.

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

In May 2008, at the request of a holder of Fall 2006 Notes, we converted an aggregate principal amount of $75,000 and $10,687 of accrued but unpaid interest into an aggregate of 124,636 shares of our common stock, at a conversion rate of $0.6875 per share. The remaining Fall 2006 Notes have not been converted and remain outstanding, and are recorded on the June 30, 2008 balance sheet as convertible notes payable as current liabilities.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Warrants

During the six-month period ended June 30, 2008, we issued warrants to purchase an aggregate 1,167,987 shares of our common stock. This included the following:

Purchasers of the 2010 Notes were issued two stock purchase warrants, each of which entitles the holder to purchase a number of shares of our common stock equal to the number of shares into which the principal amount of the related 2010 Note is convertible. We issued One-Year Warrants to purchase an aggregate 483,994 shares of our common stock. The One-Year Warrants are exercisable at an initial price of $1.50 per share and will expire on March 31, 2009.Additionally, we issued Three-Year Warrants to purchase 483,994 shares of our common stock. The Three-Year Warrants are exercisable at an initial price of $2.00 per share and will expire on March 31, 2011.

We also issued warrants to purchase 199,999 shares of our common stock to a consultant in exchange for services, pursuant to terms of the contract with the consultant, as follows: a warrant on January 31, 2008 to purchase 33,333 shares of common stock at $1.00 per share; a warrant on January 31, 2008 to purchase 100,000 shares of common stock at $1.50 per share; a warrant on February 29, 2008 to purchase 33,333 shares of common stock at $1.58 per share; and a warrant on March 31, 2008 to purchase 33,333 shares of common stock at $1.24 per share. These warrants vest immediately and expire ten years from the date of their respective issuance.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2007	5,292,682	$0.125 – 1.50
Issued	1,141,875	$1.00 – 2.00
Exercised	(487,000)	$1.25
Expired	(1,276,200)	$0.88 – 1.25

Outstanding as of June 30, 2008	4,671,357	$0.125 - 1.58

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

	June 30, 2007	June 30, 2008
Risk free interest rate	4.52%	2.11 - 2.42%
Expected volatility	276 - 310%	203 - 615%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.25 – 1.50	1 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of June 30, 2008 totaled $2,311,703. A total of $340,478 was issued to consultants of which $282,225 was expensed during the six-month period ended June 30, 2008 and the remaining $58,253 was expensed during the year ended December 31, 2007. The remaining $1,971,225 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of accumulated amortization of $1,112,230. We recorded $382,110 and $219,316 of interest expense related to the amortization of the discount on convertible notes for the six-month periods ended June 30, 2008 and June 30, 2007, respectively.

During the six-month period ended June 30, 2008 we received an aggregate $608,750 from the exercise of our warrants and issued 487,000 shares of our common stock at an exercise price of $1.25 per share. During the six-month period ended June 30, 2008 warrants to purchase 1,276,200 shares of our common stock, at an exercise price of $1.25, expired unexercised.

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

Also during 2007, in addition to warrants issued to investors, we issued warrants to purchase an aggregate 66,666 shares of our common stock to a consultant in exchange for services. The warrants allow the holder to purchase shares of our common stock at an exercise price of $1.00 per share, are fully vested, and expire three years from the date of issuance. The fair value of these warrants was $58,253 all of which was expensed during the year ended December 31, 2007.

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of June 30, 2008 and December 31, 2007 there were no outstanding shares of our preferred stock.

Common Stock

As of June 30, 2008 and December 31, 2007 there were 40,592,247 and 39,980,611 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2008 was due to (i) the issuance of 487,000 shares of our common stock in connection with the exercise of warrants (see Note 4), and (ii) the issuance of 124,636 shares of our common stock in connection with the conversion of a convertible note holder’s principal and accrued and unpaid interest. (See Note 4.)

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

The 2007 Plan imposes additional maximum limitations, which limitations will be adjusted to take into account stock splits, reverse stock splits and other similar occurrences. The maximum number of shares that may be issued in connection with incentive stock options granted to any one person in any calendar year intended to qualify under Internal Revenue Code Section 422 is 160,000 shares. The maximum number of shares that may be subject to stock options or stock appreciation rights granted to any one person in any calendar year is 200,000 shares, except that this limit is 400,000 shares if the grant is made in the year of the recipient’s initial employment. The maximum number of shares that may be subject to restricted stock or restricted stock units granted to any one person in any calendar year is 200,000 shares. The maximum number shares that may be subject to awards granted to any one Participant in any calendar year of (i) performance shares, and/or performance units (the value of which is based on the Fair Market Value of a share of our common stock), is 200,000 shares; and (ii) of performance units (the value of which is not based on the Fair Market Value of a share of our common stock) that could result a payment of more than $500,000.

During the six-month period ended June 30, 2008, we issued stock options to purchase 80,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of his consulting agreement, as follows: an option on February 1, 2008 to purchase 50,000 shares of common stock at $1.89 per share; an option on April 30, 2008 to purchase 10,000 shares of common stock at $1.65 per share; an option on May 31, 2008 to purchase 10,000 shares of common stock at $1.55 per share; and an option on June 30, 2008 to purchase 10,000 shares of common stock at $1.10 per share. The options vest immediately and expire ten years from the date of their respective issuance. The fair value of these options totals $136,148, all of which was recorded as expense in the six-month period ended June 30, 2008. (See Note 10.)

On May 29, 2008, we granted options to purchase 10,000 shares of our common stock (each, a “Director Option”) at an exercise price of $1.45 per share to each of our independent directors pursuant to our 2007 Equity Incentive Plan. Each Director Option is exercisable for ten years and vests on the first anniversary of its date of grant. The fair value of the Director Options was $28,388, all of which was expensed in the six-month period ended June 30, 2008.

During the six-month periods ended June 30, 2008 and 2007 we recorded an aggregate $241,613 and $0 in option compensation expense related to options issued pursuant to the 2007 Plan.

During the year ended December 31, 2007, we issued stock options under the 2007 Plan which allow for the purchase of an aggregate 625,000 shares of our common stock. The fair value of these options was an aggregate $560,475. The options are exercisable at a price range of $0.40 to $1.03 and expire ten years from the grant date. Of this amount, $98,015 was expensed during the year ended December 31, 2007. The remaining fair value of $462,460 will be expensed ratably over the applicable vesting period. During the six-month periods ended June 30, 2008 and 2007, we recognized $77,077 and $0 compensation expense, respectively.

Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2008 is as follows:

	Options Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances, December 31, 2007	625,000	5,375,000	$0.40 – $ 1.03	$0.95

Granted	100,000	(100,000)	$1.10 - 1.89	$1.67
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, June 30, 2008	725,000	5,275,000	$0.40 –$1.89	$1.05

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at June 30, 2008.

Options Outstanding				Currently Exercisable
Options Outstanding at June 30, 2008	Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at June 30, 2008	Weighted Average Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94 – $1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	50,000	$1.89
50,000	$1.10 – 1.65	10	$1.44	50,000	$1.44

Stock Options issued outside the 2007 Equity Incentive Plan

On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer, we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240 and for the six-month periods ended June 30, 2008 and 2007 we recognized $884,340 and $0 of consulting expense, respectively. (See Note 10.)

On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306 and for the six-month periods ended June 30, 2008 and 2007 we recognized $476,884 and $158,961 of compensation expense, respectively.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended June 30, 2008:

	Non–plan Option	2007 Plan
Risk free interest rate	2.17 – 4.50%	2.72 – 4.52%
Expected volatility	800%	800%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

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

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2007	June 30, 2008
Accounts payable and accrued expenses	$229,518	$305,003
Accrued interest	493,860	606,911
Officer payable	57,843	19,037
Board of Director payable	—	38,000

Total Accounts Payable and Accrued Expenses	$781,221	$968,951

The accrued interest as of June 30, 2008, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 9). The remaining $226,253 of accrued interest relates to the outstanding convertible notes. During the six-month periods ended June 30, 2008 and 2007, we recorded $113,613 and $77,240 of interest expense related to the convertible notes outstanding, respectively.

Note 8. Other Promissory Notes

On November 1, 2004, we converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrued interest at 5% per annum. As of September 1, 2007, we agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,000 to principal and entered into a new one year note totaling $30,176, payable September 30, 2008 bearing interest at the rate of 6% per annum. We made certain progress payments in accordance with the terms of the new note and during the three-month period ended June 30, 2008 we fully satisfied the remaining balance due on the new note.

Note 9. Related Party Transactions

New Millennium

In March 2003, New Millennium Capital Partners, LLC (“New Millennium”), a company controlled by our president and chief executive officer, Dennis Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.

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

Note 10. Commitments and Contingencies

Litigation

From time to time, we are party to various claims, legal actions and complaints arising periodically in the ordinary course of our business. In the opinion of management, no such matters will have a material adverse effect on our financial position or results of operations.

Attorney Fee Settlement

In February 2008, we agreed to pay $25,000, issue 15,000 shares of our common stock, and issue warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance, in settlement of an account owed to a service provider. Since the date of the settlement, certain facts have come to light, and therefore, as of the date of this report on Form 10-Q, we have not issued the common stock or the warrants, but have recorded a $42,050 expense in connection therewith.

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

Note 11. Subsequent Events

Subsequent to the end of the six-month period ended June 30, 2008, we sold $35,250 aggregate principal amount of notes, and issued One-Year Warrants to purchase an aggregate 26,112 shares of our common stock at an exercise price of $1.50 and Three-Year Warrants to purchase an aggregate 26,112 shares of our common stock at an exercise price of $2.00 per share, to a total of two investors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2008, unless expressly stated otherwise, and we undertake no duty to update this information.

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

We operated as a shell company until the closing on April 30, 2007 of the acquisition of certain intellectual property and other assets from IOWC Technologies, Inc. (“IOWC”). Prior to such date, our operations primarily consisted of seeking funding, maintaining our corporate entity, complying with the reporting and other requirements of the Securities and Exchange Commission (the “SEC”), engaging in ongoing research and development in cooperation with Mr. Kenneth R. Code for the BioLargo technology, engaging in initial marketing activities in cooperation with Mr. Code for the BioLargo technology and planning for the consummation of the acquisition of certain intellectual property and other assets from IOWC.

Since the completion of the acquisition from IOWC, we have focused on marketing our BioLargo technology to prospective licensees and negotiating contractual relationships with various potential licensees. In September and October of 2007, we entered into our first two commercial product testing and evaluation agreements, the efforts of which are continuing, with Johnson & Johnson Consumer and Personal Products Worldwide, and Syngenta Crop Protection, Inc.

We generated our first revenues in the third quarter of 2007. However, until full licensure of our BioLargo technology or the commercialization of products incorporating our BioLargo technology, our revenues will be uneven during the product testing, evaluation and development period. We did not generate any revenue in the quarter ended June 30, 2008 and, unless and until we are successful in negotiating and securing advance payments for licensing rights from prospective licensing candidates, we do not anticipate generating significant revenue during at least the remainder of 2008.

Results of Operations—Comparison of the Three- and Six-Month Periods Ended June 30, 2008 and 2007

Revenue

We generated no revenues from operations during the three- and six-month periods ended June 30, 2008 and 2007.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,038,443 and $2,950,657 for the three- and six-month periods ended June 30, 2008, compared to $841,553 and $1,460,848 for the three- and six-month periods ended June 30, 2007, an increase of $196,890 and $1,489,809, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $484,785 and $948,669 for the three- and six-month periods ended June 30, 2008, compared to $245,961 and $302,161 for the three- and six-month periods ended June 30, 2007, an increase of $238,824 and $646,508, respectively. The increase is primarily attributable to stock option compensation expense. The remainder of the increase is attributable to salary compensation related to Kenneth R. Code, who became our Chief Technology Officer and a full-time employee in April 2007, and Charles K. Dargan II, who became our Chief Financial Officer in February 2008.

b. Consulting Expenses: These expenses were $242,923 and $1,367,748 for the three- and six-month periods ended June 30, 2008, compared $101,376 and $241,671 for the three- and six-month periods ended June 30, 2007, an increase of $141,547 and $1,126,077, respectively. The increase is primarily attributable to stock option expense related to the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development, and Jeffrey Wallace, our Director of Sales and Marketing, effective January 2008, and expenses related to the issuance of warrants to consultants and other professional advisors, partially offset by the change in status of Mr. Code from consultant to full-time employee in April 2007.

c. Professional Fees: These expenses were $152,059 and $354,492 for the three- and six-month periods ended June 30, 2008, compared to $223,252 and $511,196 for the three- and six-month periods ended June 30, 2007, a decrease of $71,193 and $156,704, respectively. The decrease is primarily attributable to the consummation of the acquisition of the BioLargo technology in April 2007, and the non-recurring nature of such expenses incurred in connection with that transaction.

Interest expense

Interest expense totaled $302,686 and $493,211 for the three- and six-month periods ended June 30, 2008, compared to $141,619 and $1,194,820 for the three- and six-month periods ended June 30, 2007, an increase of $161,067 and a decrease of $701,609, respectively. The increase is primarily attributable to the interest expense recorded in connection with the amortization of the discount on convertible notes and the decrease is primarily attributable to the additional interest expense required to be recorded as the conversion price was below the stock price in connection with the March 2007 conversions of certain promissory notes to common stock.

Research and Development

Research and development expenses were $43,961 and $93,684 for the three- and six-month periods ended June 30, 2008, compared to $23,511 and $42,003 for the three- and six-month periods ended June 30, 2007, an increase of $20,450 and $51,681, respectively. The increase is primarily attributable to increased activity related to further development work on our existing patents and patent applications.

Net Loss

Net loss for the three- and six-month periods ended June 30, 2008 was $1,659,207 and $4,075,470, or a loss of $0.04 and $0.10 per share, compared to a net loss for the three- and six-month periods ended June 30, 2007 of $1,159,278 and $2,850,205, or a loss of $0.04 and $0.16 per share, respectively. The net loss in dollars increased due to the aforementioned increase in selling, general and administrative expenses, partially offset by the decrease in interest expense for the six-month period ended June 30, 2008. The net loss per share is the same in the three month periods ended June 30, 2008 and 2007 and declined in the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 because of the increase in the number of weighted average shares outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generated no revenues in the six-month period ended June 30, 2008. Cash and cash equivalents totaled $614,478 at June 30, 2008. We had negative working capital of $1,981,365 for the six-month period ended June 30, 2008, and negative cash flow from operating activities of $1,066,966 compared to a negative cash flow from operating activities of $758,007 for the six-month periods ended June 30, 2008 and 2007, respectively. Therefore, we were compelled to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $4,075,470 for the six-month period ended June 30, 2008, and a stockholders’ deficit of $39,088,753 as of June 30, 2008. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2008 we had $2,578,375 principal amount, together with $226,253 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of this amount in cash or in stock, at our option, at maturity. In addition, as of June 30, 2008, we had $362,040 in accrued and unpaid payables and $386,658 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis Calvert, our President and Chief Executive Officer.

To provide additional working capital, we commenced a private offering of up to $1,000,000 of our 10% convertible promissory notes due March 31, 2010. As of June 30, 2008, we raised $653,375 gross and net proceeds, and subsequent to June 30, 2008, we raised an additional $35,250 gross and net proceeds. The offering is continuing. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Notes 3 and 11 to “Notes to Financial Statements”.

We estimate that our current cash, including the net proceeds we have received thus far in the ongoing offering, will provide sufficient capital to meet operating expenses and other financial obligations, assuming that we undertake no new projects or incur no new obligations, only through October 2008. We will be required to raise substantial additional capital to sustain our expanded operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

If we are unable to raise sufficient capital, we may be required to curtail some of our operations, including efforts to develop, test, market, evaluate and license our BioLargo technology. If we were forced to curtail aspects of our operations, there could be a material adverse impact on our financial condition and results of operations.

In addition to the ongoing private offering discussed above, we are also actively pursuing numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. We have retained the services of Taglich Brothers, Inc. of New York to serve as our exclusive financial advisor. However, there can be no assurance that we will be able to raise any additional capital. It is also unlikely that we will be able to qualify for bank or other financial institutional debt financing until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months or more.

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

It the Company’s policy to expense share based payments as of the date of grant in accordance with Financial Accounting Statements Board Statement No. 123R “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent re-measurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material affect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value measurements. FASB Staff Position No. FAS 157-b, Effective Date of FASB No 157, issued in December 2007, delays the effective date of SFAS No. 157 to annual reporting periods beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The remaining provisions of SFAS No. 157 are effective for annual reporting periods beginning after November 15, 2007. The adoption of SFAS No. 157 may require increased disclosures in the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were generally effective. Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiary, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

From time to time, we are party to various claims, legal actions and complaints arising periodically in the ordinary course of our business. In the opinion of management, no such matters will have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008, a holder of two convertible promissory notes in the aggregate principal amount of $75,000 voluntarily converted the notes, together with accrued and unpaid interest in the amount of $10,687, into 124,636 shares of our common stock, at a rate of $0.6875 per share in accordance with the terms of such notes. We did not receive any proceeds in connection with this conversion.

In March 2008, we commenced a private offering of up to $1,000,000 of our 10% convertible promissory notes due March 31, 2010 (“2010 Notes”). The offering is subject to an over-allotment option of 15%, or a total of $1,150,000 aggregate principal amount of 2010 Notes. The 2010 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. Each purchaser of the 2010 Notes will receive, for no additional consideration, two stock purchase warrants, each of which entitles the holder to purchase a number of shares of our common stock into which the 2010 Note is convertible, the first warrant exercisable at an initial exercise price of $1.50 per share and which expires on March 31, 2009 (the “One-Year Warrants”), and the second warrant exercisable at an initial exercise price of $2.00 per share and which expires on March 31, 2011 (the “Three-Year Warrants”).

In the three-month period ended June 30, 2008, we sold $653,375 aggregate principal amount of 2010 Notes, and issued One-Year Warrants to purchase an aggregate 483,994 shares of our common stock at an exercise price of $1.50 and Three-Year Warrants to purchase an aggregate 483,994 shares of our common stock at an exercise price of $2.00 per share, to a total of 25 investors.

During the three-month period ended June 30, 2008, we granted options to purchase shares of our common stock at the rate of 10,000 shares per month, or a total of 30,000 shares, to our chief financial officer, pursuant to the terms of our consulting agreement with him. These options are exercisable at various exercise prices ranging between $1.10 and $1.65 depending upon their respective dates of grant. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

On May 29, 2008, we granted options to purchase 10,000 shares of our common stock (each, a “Director Option”) at an exercise price of $1.45 per share to each of our independent directors pursuant to our 2007 Equity Incentive Plan. Each Director Option is exercisable for ten years and vests on the first anniversary of its date of grant.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Stockholders beneficially owning 26,492,907 shares, or approximately 65.5%, of our outstanding common stock as of April 25, 2008, executed a written consent as of May 29, 2008, with respect to the election of the following five directors to serve until our 2009 annual meeting of stockholders or until each such person’s successor is duly elected and qualified:

Name	For	Withheld
Dennis P. Calvert	26,492,907	(1)
Kenneth R. Code	26,492,907	(1)
Gary A. Cox	26,492,907	(1)
Dennis E. Marshall	26,492,907	(1)
Joseph L. Provenzano	26,492,907	(1)

(1)	Because proxies were not solicited, withheld votes cannot be calculated.

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: August 14, 2008	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).