Form 10-Q
period 2008-09-30
BIOLARGO, INC.
filed 2008-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

(949) 643-9540

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

The number of shares of the Registrant’s Common Stock outstanding as of October 3, 2008 was 42,173,827 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I
Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T	Controls and Procedures	29

PART II
Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 5	Other Information	33

Item 6	Exhibits	34

	Signatures	35

Exhibit Index		36

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I

Item 1.	Financial Statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2008

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,809	$366,795
Prepaid expenses	4,584	4,586

Total current assets	462,393	371,381

FIXED ASSETS
Equipment, net	—	15,046

Total fixed assets	—	15,046

OTHER ASSETS
Licensing rights, net	10,655,164	9,888,580
Assigned agreements, net	340,377	276,558

TOTAL ASSETS	$11,457,934	$10,551,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$781,221	$859,029
Accrued option compensation expense	635,845	1,022,366
Convertible notes payable, current portion	1,000,000	1,000,000
Discount on convertible notes, current portion net of amortization	(443,212)	(737,603)
Note payable	22,076	—

Total Current Liabilities	1,995,930	2,143,792

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,000,000	913,625
Discount on convertible notes, net of current portion and amortization	(573,963)	(483,890)

Total Long-term Liabilities	426,037	429,735

TOTAL LIABILITIES	2,421,967	2,573,527

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at September 30, 2008 and December 31, 2007.	—	—
Common Stock, $.00067 Par Value, 200,000,000 and 100,000,000 Shares Authorized, 42,173,827 and 39,980,611 Shares Issued, at September 30, 2008 and December 31, 2007, respectively	26,779	28,280
Additional Paid-In Capital	44,022,471	48,585,536
Accumulated Deficit	(35,013,283)	(40,635,778)

Total Stockholders’ Equity	9,035,967	7,978,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,457,934	$10,551,565

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE-AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2008

(unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$12,500	$—	$12,500	$—

Total revenue	12,500	—	12,500	—

Costs and expenses
Selling, general and administrative	731,551	915,101	2,192,399	3,865,758
Research and development	6,159	54,456	48,162	148,140
Amortization	276,801	278,169	461,335	831,771

Total costs and expenses	1,014,511	1,247,726	2,701,896	4,845,669

Loss from operations	(1,014,511)	(1,247,726)	(2,701,896)	(4,845,669)

Other income and (expense)
Interest expense	(167,796)	(300,912)	(1,362,677)	(794,123)
Other income	37,608	1,612	69,913	17,296

Net other income and (expense)	(130,188)	(299,300)	(1,292,764)	(776,827)

Net loss	$(1,144,699)	$(1,547,026)	$(3,994,660)	$(5,622,496)
Loss per common share – basic and diluted
Loss per share	$(0.03)	$(0.04)	$(0.16)	$(0.14)

Weighted average common share equivalents outstanding	39,602,560	41,897,944	25,088,471	41,584,015

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
BALANCE DECEMBER 31, 2007	39,981,611	$26,779	$44,022,471	$(35,013,282)	$9,035,968
Exercised warrants	487,000	334	608,416		608,750
Issuance of warrants as part of convertible note offering	—	—	736,237		736,237
Fair value of warrant repricing			76,300		76,300
Vested portion of stock options	—	—	953,769		953,769
Issuance of warrants to consultants	—	—	282,225		282,225
Issuance of stock options to Board of Directors and consultants	—	—	734,276		734,276
Conversion of convertible note payable obligations	1,706,216	1,167	1,171,842		1,173,009
Net loss for the nine-month period ended September 30, 2008				(5,622,496)	(5,622,496)

BALANCE SEPTEMBER 30, 2008 (unaudited)	42,173,827	$28,280	$48,585,536	$(40,635,778)	$7,978,038

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS

ENDED SEPTEMBER 30, 2007 AND 2008

(unaudited)

	For the nine-month periods ended September 30
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,982,160)	$(5,622,496)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest and additional non-cash expense related to conversion of noteholder obligations at below market price	1,216,904	75,362
Conversion of consultant obligations and additional non cash expense	160,625	—
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	354,508	553,493
Non-cash expense related to options issued to officers	397,404	998,506
Non-cash expense related to options issued to consultants	—	1,047,060
Non-cash expense related to warrants issued to consultants	—	301,275
Amortization and depreciation expense	461,335	831,771
Issuance of stock for services provided	194,660	—
Increase in accounts receivable	(55,210)	—
Decrease in prepaid expense	(16,500)	—
Increase in deferred revenue	37,500	—
Increase in accounts payable and accrued expenses	180,693	240,130

Net Cash Used In Operating Activities	(1,050,241)	(1,574,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(16,414)

Net Cash Used In Investing Activities	—	(16,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	—	608,750
Payments to note payable	—	(22,076)
Proceeds from convertible notes	947,000	913,625

Net Cash Provided By Financing Activities	947,000	1,500,299

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(103,241)	(91,014)
CASH AND CASH EQUIVALENTS – BEGINNING	229,334	457,809

CASH AND CASH EQUIVALENTS – ENDING	$126,093	$366,795

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of note payable, related party to shares of the Company’s common stock	$900,000	$—

Conversion of convertible notes to shares of the Company’s common stock	$2,373,120	$1,173,009

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$648,759	$—

Consultant obligations	$894,956	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$598,500	$736,237

Repriced warrants in conjunction with convertible note offering	$—	$76,300

Issuance of shares of the Company’s common stock in conjunction with the acquisition of assets from IOWC	$11,733,676	$—

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

We will need additional outside capital until and unless that technology is able to generate positive working capital sufficient to fund our cash flow requirements from operations and we may be compelled to reduce or curtail certain activities to preserve cash.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,622,496 for the nine-month period ended September 30, 2008, negative working capital of $1,772,411 for the nine-month period ended September 30, 2008, and negative cash flow from operating activities of $1,574,899 for the nine-month period ended September 30, 2008, and an accumulated stockholders’ deficit of $40,635,778 as of September 30, 2008. Also, as of September 30, 2008, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and cash equivalents totaled $366,795 at September 30, 2008. We had no revenues in the quarter ended September 30, 2008, and financing activities primarily funded operations.

During the nine-month period ended September 30, 2008, we sold an aggregate $913,625 principal amount of our convertible promissory notes. This amount was sold pursuant to the offering commenced March 2008 due and payable March 31, 2010 to 30 investors. (See Note 3.)

During the nine-month period ended September 30, 2008, we received $608,750 from the exercise of our warrants. (See Note 4.)

As of September 30, 2008, we had $1,913,625 aggregate principal amount, together with $128,050 accrued and unpaid interest, outstanding on promissory notes that mature at various times during 2009 and 2010. (See Note 3.)

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

Business Overview

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

Note 2. Intangible Assets/Long-lived Assets

Licensing rights are stated on the balance sheet net of accumulated amortization of $1,447,992 as of September 30, 2008. Amortization expense for the nine-month periods ended September 30, 2008 and 2007 was $766,584 and $425,880, respectively. At September 30, 2008 the weighted average remaining amortization period for the licensing rights was approximately 10 years.

Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $120,547 at September 30, 2008. Amortization expense for the nine-month periods ended September 30, 2008 and 2007 was $63,819 and $35,455, respectively. At September 30, 2008 the Assigned Agreements have a remaining amortization period of approximately 3 years.

Note 3. Sale of Unregistered Securities

To fund our operations, we have raised money pursuant to several private offerings of our securities, certain details of which are provided below.

2008 Offering

In March 2008, we commenced a private offering (the “Spring 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due March 31, 2010 (the “Spring 2008 Notes”). The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Offering terminated on August 29, 2008.

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants, each of which entitles the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is convertible. The first warrant is exercisable at a current exercise price of $1.00 per share (originally $1.50 per share) and expires on March 31, 2009 (the “2009 Warrants”). The second warrant is exercisable at an initial exercise price of $2.00 per share and expires on March 31, 2011 (the “2011 Warrants”). On September 2, 2008, our Board of Directors reduced the exercise price of the 2009 Warrants from $1.50 per share (the original exercise price of the 2009 Warrant pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. (See Note 4.)

The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the 2008 Notes may be repaid in cash or may be converted, at the noteholder’s option or our option, into shares of our common stock, on or before the maturity date.

In the nine-month period ended September 30, 2008, we received gross and net proceeds of $913,625 and issued Spring 2008 Notes, the principal amount of which allows for conversion into an aggregate 676,775 shares of our common stock.

2007 Offering

Pursuant to a private offering that commenced in May 2007 (the “2007 Offering”) and terminated December 2007, we sold an aggregate $1,000,000 of our convertible notes, which are due and payable on September 30, 2009 (“2009 Notes”). Interest accrues at 10% compounding annually and is payable at our option in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the 2009 Notes received, for no additional consideration, stock purchase warrants (the “2009 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of common stock into which the principal amount of the investor’s 2009 Note is convertible. The 2009 Warrants are exercisable at $1.30 per share and will expire on September 30, 2010. (See Note 4.)

The 2009 Notes are convertible into shares of our common stock at an initial conversion price of $0.70 per share. The 2009 Notes can be converted voluntarily by the noteholders at any time. We can unilaterally convert the 2009 Notes (i) on or after September 30, 2007, if we receive one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the 2009 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the maturity date of the 2009 Notes.

From the inception of the 2007 Offering in May 2007, through December 31, 2007, we received gross and net proceeds of $1,000,000 and issued 2009 Notes, the principal amount of which allow for conversion into an aggregate 1,428,582 shares of our common stock.

The 2009 Notes have not been converted and remain outstanding, and are recorded on the September 30, 2008 balance sheet as convertible notes payable as current liabilities.

Fall 2006 Offering

In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). We sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, the principal amount of which is convertible into 1,454,546 shares of our common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 during 2007. Each Fall 2006 Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase the number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant is exercisable at an initial price of $1.25 per share, and will expire on September 13, 2009. (See Note 4.)

The Fall 2006 Notes may be subordinated in an amount up to $5 million of additional debt financing that we may incur prior to the maturity date. The Fall 2006 Notes are convertible into shares of our common stock at an initial conversion price of $0.6875 per share. The Fall 2006 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Fall 2006 Notes (i) on or after September 13, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2006 Notes may be repaid in cash or may be converted, at the noteholder’s option or our option, into shares of our common stock, on the maturity date of the Fall 2006 Notes.

From the inception of the Fall 2006 Offering in September 2006 through April 2007, we received gross and net proceeds of $1,000,000 and issued 2006 Notes, the principal amount of which allow for conversion into an aggregate 1,454,564 shares of our common stock.

In May 2008, at the request of one holder of Fall 2006 Notes, we converted an aggregate principal amount of $75,000 and $10,687 of accrued but unpaid interest into 124,636 shares of our common stock, at a conversion rate of $0.6875 per share. On September 13, 2008, we converted an aggregate principal amount of $925,000, which amount represented the entire then outstanding principal amount of the Fall 2006 Notes, and $162,322 of accrued but unpaid interest, into an aggregate 1,581,580 shares of our common stock, at a conversion rate of $0.6875 per share. All of the Fall 2006 Notes have been converted into shares of our common stock as of September 30, 2008.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 4. Warrants

During the nine-month period ended September 30, 2008, we agreed to issue warrants to purchase an aggregate 1,553,549 shares of our common stock. This included the following:

(i) Purchasers of the Spring 2008 Notes were issued two stock purchase warrants, each of which entitles the holder to purchase a number of shares of our common stock equal to the number of shares into which the principal amount of the holder’s Spring 2008 Note is convertible. We issued the 2009 Warrants to purchase an aggregate 676,775 shares of our common stock. The 2009 Warrants are exercisable at a current exercise price of $1.00 per share (originally $1.50 per share) and will expire on March 31, 2009. On September 18, 2009, the 2009 Warrants were repriced from $1.50 to $1.00, resulting in additional fair value totaling $76,300, which is recorded as Discount on Convertible Notes. Additionally, we issued the 2011 Warrants to purchase an aggregate 676,775 shares of our common stock. The 20011 Warrants are exercisable at an initial price of $2.00 per share and will expire on March 31, 2011. On September 2, 2008, our Board of Directors reduced the exercise price of the 2009 Warrants from $1.50 per share (the original exercise price of the 2009 Warrant pursuant to the terms of the Spring 2008 Offering) to $1.00 per share.

(ii) We also agreed to issue warrants to purchase up to 199,999 shares of our common stock to a consultant in exchange for services, pursuant to terms of the contract with the consultant, as follows: a warrant on January 31, 2008 to purchase up to 33,333 shares of common stock at $1.00 per share; a warrant on January 31, 2008 to purchase up to 100,000 shares of common stock at $1.50 per share; a warrant on February 29, 2008 to purchase up to 33,333 shares of common stock at $1.58 per share; and a warrant on March 31, 2008 to purchase up to 33,333 shares of common stock at $1.24 per share. These warrants vest immediately and expire ten years from the date of their respective issuance.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2007	5,292,682	$0.125 – 1.50
Issued	1,553,549	$1.00 – 2.00
Exercised	(487,000)	$1.25
Expired	(1,289,534)	$0.88 – 1.25

Outstanding as of September 30, 2008	5,069,697	$0.125 – 2.00

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

	September 30, 2007	September 30, 2008
Risk free interest rate	4.52%	2.10 – 2.49%
Expected volatility	276 – 310%	203 – 615%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.25 – 1.50	0.5 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of September 30, 2008 totaled $2,905,217. A total of $340,478 was issued to consultants of which $282,225 was expensed during the nine-month period ended September 30, 2008 and the remaining $58,253 was expensed during the year ended December 31, 2007. The remaining $2,564,739 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of accumulated amortization of $1,221,493. During the nine-month periods ended September 30, 2008 and September 30, 2007, we recorded interest expense related to the amortization of the discount on convertible notes of $608,219 and $354,508, respectively.

During the nine-month period ended September 30, 2008 we received an aggregate $608,750 from the exercise of our warrants and issued 487,000 shares of our common stock at an exercise price of $1.25 per share.

During the nine-month period ended September 30, 2008 warrants to purchase 1,276,200 shares of our common stock at an exercise price of $1.25 and warrants to purchase 13,334 shares of our common stock at an exercise price of $1.50, expired unexercised.

During 2007, we issued warrants to purchase an aggregate 2,179,128 shares of our common stock to investors as part of two private offerings, as follows. In connection with the Fall 2006 Offering we issued warrants to purchase 704,000 shares of our common stock. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.25 per share, and expire on September 13, 2009. In connection with the 2007 Offering, we issued warrants to purchase 1,428,582 shares of our common stock. The warrants allow for the holder to purchase shares of our common stock at an exercise price of $1.30 per share, and expire September 30, 2010. (See Note 3.)

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

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of September 30, 2008 and December 31, 2007 there were no outstanding shares of our preferred stock.

Common Stock

As of September 30, 2008 and December 31, 2007 there were 42,173,827 and 39,980,611 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2008 was due to (i) the issuance of 487,000 shares of our common stock in connection with the exercise of warrants (see Note 4), and (ii) the issuance of 1,706,216 shares of our common stock in connection with the conversion of a convertible note holder’s principal and accrued and unpaid interest. (See Note 4.)

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

During the nine-month period ended September 30, 2008, we issued stock options to purchase 110,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of his consulting agreement, as follows: an option on February 1, 2008 to purchase 50,000 shares of common stock at $1.89 per share; an option on April 30, 2008 to purchase 10,000 shares of common stock at $1.65 per share; an option on May 31, 2008 to purchase 10,000 shares of common stock at $1.55 per share; an option on June 30, 2008 to purchase 10,000 shares of common stock at $1.10 per share; an option on July 30, 2008 to purchase 10,000 shares of common stock at $0.99 per share; an option on August 31, 2008 to purchase 10,000 shares of common stock at $0.90 per share; and an option on September 30, 2008 to purchase 10,000 shares of common stock at $0.89 per share. The options vest immediately and expire ten years from the date of their respective issuance. The fair value of these options totals $194,294, all of which was recorded as expense in the nine-month period ended September 30, 2008. (See Note 10.)

On May 29, 2008, we granted options to purchase 10,000 shares of our common stock (each, a “Director Option”) at an exercise price of $1.45 per share to each of our independent directors pursuant to our 2007 Equity Incentive Plan. Each Director Option is exercisable for ten years and vests on the first anniversary of its date of grant. The fair value of the Director Options was $28,388, all of which was expensed in the nine-month period ended September 30, 2008.

During the nine-month periods ended September 30, 2008 and 2007 we recorded an aggregate $478,288 and $0 in option compensation expense related to options issued pursuant to the 2007 Plan.

During the year ended December 31, 2007, we issued stock options under the 2007 Plan which allow for the purchase of an aggregate 625,000 shares of our common stock. The fair value of these options was an aggregate $576,700. The options are exercisable at a price range of $0.40 to $1.03 and expire ten years from the grant date. Of this amount, $106,700 was expensed during the year ended December 31, 2007. The remaining fair value of $470,000 will be expensed ratably over the applicable vesting period. During the nine-month periods ended September 30, 2008 and 2007, we recognized $117,500 and $0 compensation expense, respectively.

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2008 is as follows:

	Options Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances, December 31, 2007	625,000	5,375,000	$0.40 – $1.03	$0.95

Granted	130,000	(130,000)	$0.89 – 1.89	$1.49
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, September 30, 2008	755,000	5,245,000	$0.40 – $1.89	$1.05

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at September 30, 2008.

				Currently Exercisable
Options Outstanding at September 30, 2008	Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at September 30, 2008	Weighted Average Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	50,000	$1.89
80,000	$0.89 – 1.65	10	$1.25	80,000	$1.25

Stock Options Issued Outside the 2007 Equity Incentive Plan

On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer, we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240 and for the nine-month periods ended September 30, 2008 and 2007 we recognized $1,039,500 and $0 of consulting expense, respectively. (See Note 10.)

On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306 and for the nine-month periods ended September 30, 2008 and 2007 we recognized $715,327 and $397,404 of compensation expense, respectively.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended September 30, 2008:

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

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2007	September 30, 2008
Accounts payable and accrued expenses	$229,518	$295,658
Accrued interest	493,860	508,707
Officer and Board of Director payable	57,843	54,664

Total Accounts Payable and Accrued Expenses	$781,221	$859,029

The accrued interest as of September 30, 2008, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 9). The remaining $128,050 of accrued interest relates to the outstanding convertible notes. During 2008 we converted $173,009 of accrued and unpaid interest into 1,706,216 shares of our common stock at $0.6875 per share. During the nine-month periods ended September 30, 2008 and 2007, we recorded $185,904 and $120,546 of interest expense related to the convertible notes outstanding, respectively. New Millennium is controlled by our president and chief executive officer Dennis Calvert.

Note 8. Other Promissory Notes

On November 1, 2004, we converted $25,000 of obligations owed to a former provider of professional services into a promissory note, which amount accrued interest at 5% per annum. As of September 1, 2007, we agreed to enter into a new loan agreement which converted the then accrued interest totaling $5,000 to principal and entered into a new one year note totaling $30,176, payable September 30, 2008 bearing interest at the rate of 6% per annum. We made certain progress payments in accordance with the terms of the new note and in June 2008 we fully satisfied the remaining balance due on the new note.

Note 9. Related Party Transactions

New Millennium

In March 2003, New Millennium, a company controlled by our president and chief executive officer, Dennis Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.

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

On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008. On November 12, 2008, Mr. Calvert and we further extended the date on which interest would be paid to April 30, 2009.

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

Other Consulting Agreements

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

Stock-Based Commitments

We have utilized and presently utilize the services of a number of consultants who have been and are compensated with shares of our common stock or securities convertible into or exercisable for shares of our common stock. Therefore, we may be obligated to issue additional securities to these consultants pursuant to the terms of our arrangements or agreements with them.

Note 11. Subsequent Events

Fall 2008 Offering

In October 2008 we commenced a private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes.

The Fall 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.00 per share. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the maturity date of the Fall 2008 Notes.

Each purchaser of the Fall 2008 Notes will receive, for no additional consideration, two warrants, each of which entitles the holder to purchase the same number of shares of our common stock into which the principal amount of the holder’s Fall 2008 Note is convertible. One warrant exercisable at an initial exercise price of $1.00 per share and will expire on October 15, 2009 (the “One-Year Warrant”). The other warrant is exercisable at an initial exercise price of $2.00 per share and will expire on October 15, 2011 (the “Three-Year Warrant”). The Fall 2008 Offering will terminate at 5 p.m. California time on January 31, 2009, unless terminated earlier or extended by the Company for one or more periods of time not to exceed 90 days in the aggregate. We have not yet raised any amounts in the Fall 2008 Offering, which is ongoing as of the filing of this Report.

Related Party Transactions—New Millennium

On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008. On November 12, 2008, Mr. Calvert and we further extended the date on which interest would be paid to April 30, 2009. See Note 9.

Sublease of Principal Executive Offices

On November 13, 2008, we entered into an agreement (the “Sublease”) with a law firm (the “Sublessor”) that has provided legal services to us from time to time, to sublease space as our principal executive offices located at Suite 1155, 2603 Main Street, Irvine,

California (the “Premises”). Previously, non-exclusive use of the Premises as our principal executive offices had been provided to us free-of-charge by the Sublessor. The Premises consists of a self-contained office suite of approximately 2,842 square feet and is fully built out. We believe that the space provided by the Premises is adequate for our needs for the foreseeable future.

We have agreed to pay the Sublessor rent in the amount of $7,966 per month through December 31, 2008 and $7,114 per month from January 1, 2009 through December 31, 2009 (pro-rated for partial months), which consists of base rent, certain pass-through charges from the Sublessor’s landlord (the “Landlord”) and reserved parking spaces. We are not obligated to pay a security deposit to the Sublessor or the Landlord. We may pay each month’s rent to the Sublessor, at our option, in (i) cash or (ii) shares of our common stock, valued at the average closing bid price for the ten trading days preceding and including the last day of the preceding month.

We are subleasing the Premises on a month-to-month basis. The Sublease terminates on December 31, 2009, which is the end of the term under the Sublessor’s lease (the “Master Lease”) with its Landlord. However, either the Sublessor or we can terminate the Sublease on 30 days’ notice to the other party, in which case we would have no further obligation to the Sublessor.

We have agreed to comply with all terms and conditions of the Master Lease as it relates to the Premises, including without limitation provisions relating to the maintenance of insurance, indemnification of the Landlord, subordination in the event of certain claims and other matters typically found in commercial leases. The Landlord has consented to the sublease.

Consulting Agreement for Investor Relations Services

On November 6, 2008, we entered into an agreement (the “IR/PR Agreement”) pursuant to which a consultant (the “Consultant”) will provide certain consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally. The IR/PR Agreement is on a month-to-month basis until either party terminates it upon 30 days’ prior written notice to the other party.

For the services to be provided by the Consultant, we have agreed to pay him a consulting fee of: (i) $3,500 per month in cash, (ii) 50,000 shares of our common stock, issued as of the effective date of the IR/PR Agreement, and (iii) a warrant (the “Consultant’s Warrant”) to purchase 250,000 shares of our common stock, exercisable at $1.00 per share, and which shall expire October 31, 2011. The Consultant’s Warrant shall vest as follows: five (5) equal installments commencing on November 30, 2008 and continuing on each last day of the succeeding four months (each, a “Vesting Date”); provided that no portion of the Consultant’s Warrant shall vest if the Consultant is not, on a Vesting Date, providing services to us.

The IR/PR Agreement also contains various provisions customary for transactions and agreements of this type. The Consultant has also entered into a non-disclosure agreement with us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things, our:

•	our business plan;

•	the commercial viability of our technology and products incorporating our technology;

•	the effects of competitive factors on our technology and products incorporating our technology;

•	expenses we will incur in operating our business;

•	our liquidity and sufficiency of existing cash; and

•	the success of our financing plans.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2008, unless expressly stated otherwise, and we undertake no duty to update this information.

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

We operated as a shell company until the closing on April 30, 2007 of the acquisition of certain intellectual property and other assets from IOWC Technologies, Inc. (“IOWC”). Prior to such date, our operations primarily consisted of seeking funding, maintaining our corporate entity, complying with the reporting and other requirements of the Securities and Exchange Commission (the “SEC”), engaging in ongoing research and development in cooperation with Kenneth R. Code for the BioLargo technology, engaging in initial marketing activities in cooperation with Mr. Code for the BioLargo technology and planning for the consummation of the acquisition of certain intellectual property and other assets from IOWC.

Since the completion of the acquisition from IOWC, we have focused on marketing our BioLargo technology to prospective licensees and negotiating contractual relationships with various potential licensees. In September and October of 2007, we entered into our first two commercial product testing and evaluation agreements, the efforts of which are continuing, with Johnson & Johnson Consumer and Personal Products Worldwide, and Syngenta Crop Protection, Inc. See “Recent Developments – Amendment of Syngenta Product Evaluation Agreement” below.

We generated our first revenues in the third quarter of 2007. However, until full licensure of our BioLargo technology or the commercialization of products incorporating our BioLargo technology, our revenues will be uneven during the product testing, evaluation and development period. We did not generate any revenue in the quarter ended September 30, 2008 and, unless and until we are successful in negotiating and securing advance payments for licensing rights from prospective licensing candidates, we do not anticipate generating significant revenue during at least the remainder of 2008.

Recent Developments

Strategic Alliance with Ioteq

In August 2008, we entered into a marketing and representation agreement (the “Marketing Agreement”) with Ioteq IP Pty, Ltd., an Australian company, and its United States affiliate Ioteq, Inc. (collectively, “Ioteq”), pursuant to which we will represent and market Ioteq’s iodine-based disinfection technology, Isan®, on an exclusive basis in the United States and on a non-exclusive basis in the rest of the world, with respect to seeking, identifying, introducing and negotiating various business opportunities.

We are obligated to make monthly payments to Ioteq of $20,000 per month commencing September 1, 2008. For our efforts in seeking, identifying, introducing and negotiating business opportunities, Ioteq shall reimburse us our actual out-of-pocket costs incurred and pay us a royalty as follows:

(i) 40% of net revenue (as defined in the Marketing Agreement) received or earned by, or paid to, Ioteq, whether in cash or other property, derived directly or indirectly from each business opportunity where Ioteq incurs actual expenses in connection with the manufacture of products for such business opportunity; or

(ii) 40% of all gross amounts received or earned by, or paid to, Ioteq, whether in cash or other property, derived directly or indirectly from each other business opportunity, including without limitation licensing and distribution agreements and arrangements.

No such transactions have yet been negotiated or entered into.

Amendment of Syngenta Product Evaluation Agreement

Effective October 3, 2007, we entered into a product evaluation agreement (the “Syngenta Agreement”) with Syngenta Crop Protection, Inc. (“Syngenta”). Effective October 1, 2008, Syngenta and we amended the Syngenta Agreement (the “Syngenta Amendment”).

Under the Syngenta Agreement, Syngenta had the exclusive right to conduct, and has been conducting, initial evaluation and laboratory testing of our BioLargo technology for its commercial utility in a field of use consisting of various specified agrochemical and similar applications. An initial milestone payment was paid by Syngenta to us for this initial evaluation and testing, and in exchange we have agreed not to engage in any negotiations or testing with other parties related to the specified field of use. The Syngenta Amendment makes the rights granted by us to Syngenta non-exclusive effective October 1, 2008.

Additionally, the Syngenta Agreement provides that, should Syngenta elect to proceed further to field testing or commercial development of a product in a specified field of use, the parties will negotiate with each other exclusively and in good faith additional agreements and milestone payments for such specific selected uses. The Syngenta Amendment provides that the parties will determine whether or not such further testing or development will be conducted on an exclusive or non-exclusive basis. In the event that the parties proceed with non-exclusive further testing or development, we will be free to pursue additional opportunities for the same applications of our BioLargo technology and Syngenta will not be obligated to make additional milestone payments to us.

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

The term of the Syngenta Agreement, as modified by the Syngenta Amendment, expires on June 30, 2009 unless terminated sooner by either party upon 60 days’ prior written notice.

Consulting Agreement for Investor Relations Services

On November 6, 2008, we entered into an agreement (the “IR/PR Agreement”) under which a consultant (the “Consultant”) will provide certain consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally. The IR/PR Agreement is on a month-to-month basis until either party terminates it upon 30 days’ prior written notice to the other party.

For the services to be provided by the Consultant, we have agreed to pay him a consulting fee of: (i) $3,500 per month in cash, (ii) 50,000 shares of our common stock, issued as of the effective date of the IR/PR Agreement, and (iii) a warrant (the “Consultant’s Warrant”) to purchase 250,000 shares of our common stock, exercisable at $1.00 per share, and which shall expire October 31, 2011. The Consultant’s Warrant shall vest as follows: five (5) equal installments commencing on November 30, 2008 and continuing on each last day of the succeeding four months (each, a “Vesting Date”); provided that no portion of the Consultant’s Warrant shall vest if the Consultant is not, on a Vesting Date, providing services to us.

The IR/PR Agreement also contains various provisions customary for transactions and agreements of this type. The Consultant has also signed a non-disclosure agreement.

Results of Operations—Comparison of the Three- and Nine-Month Periods Ended September 30, 2008 and 2007

Revenue

We generated no revenues from operations during the three- and nine-month periods ended September 30, 2008, compared to $12,500 during the three- and nine-month periods ended September 30, 2007.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $915,101 and $3,865,758 for the three- and nine-month periods ended September 30, 2008, compared to $731,551 and $2,192,399 for the three- and nine-month periods ended September 30, 2007, an increase of $183,550 and $1,673,359, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $449,837 and $1,398,506 for the three- and nine-month periods ended September 30, 2008, compared to $349,009 and $651,170 for the three- and nine-month periods ended September 30, 2007, an increase of $100,828 and $747,336, respectively. The increases in the three- and nine-month periods ended September 30, 2008 are primarily attributable to stock option compensation expense. Most of the remainder of the increase is attributable to salary compensation for (i) Kenneth R. Code, who became our Chief Technology Officer and a full-time employee in April 2007; and (ii) Charles K. Dargan II, who became our Chief Financial Officer in February 2008.

b. Consulting Expenses: These expenses were $238,270 and $1,606,018 for the three- and nine-month periods ended September 30, 2008, compared to $163,708 and $405,379 for the three- and nine-month periods ended September 30, 2007, an increase of $74,562 and $1,200,639, respectively. The increases in the three- and nine-month periods ended September 30, 2008 are primarily attributable to stock option expense related to the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development; and Jeffrey Wallace, our Director of Sales and Marketing, both of which were effective January 2008, and expenses related to the issuance of warrants to consultants and other professional advisors, partially offset by the change in status of Mr. Code from consultant to full-time employee in April 2007.

c. Professional Fees: These expenses were $120,851 and $475,343 for the three- and nine-month periods ended September 30, 2008, compared to $81,321 and $592,517 for the three- and nine-month periods ended September 30, 2007, an increase of $39,530 and a decrease of $117,174, respectively. The increase in the three-month period ended September 30, 2008 is primarily attributable to various transactions that were being negotiated during such period, as well as the preparation and filing of the Company’s registration statement for its equity incentive plan, and preparation of a private placement memorandum and related documents in connection with the Fall 2008 Offering, as defined below in “Liquidity and Capital Resources”. The decrease in the nine-month period ended September 30, 2008 is primarily attributable to the non-recurring nature of certain of such expenses during the comparable period in 2007 incurred in connection with the acquisition of the BioLargo technology and related assets in April 2007.

Interest expense

Interest expense totaled $300,912 and $794,123 for the three- and nine-month periods ended September 30, 2008, compared to $167,857 and $1,362,677 for the three- and nine-month periods ended September 30, 2007, an increase of $133,055 and a decrease of $568,554, respectively. The increase in the three-month period ended September 30, 2008 is primarily attributable to the interest expense recorded in connection with the amortization of the discount on our convertible notes. The decrease in the nine-month period ended September 30, 2008 is primarily attributable to the additional interest expense required to be recorded as the conversion price was below the stock price in connection with the March 2007 conversions of certain promissory notes to common stock.

Research and Development

Research and development expenses were $54,456 and $148,140 for the three- and nine-month periods ended September 30, 2008, compared to $6,159 and $48,162 for the three- and nine-month periods ended September 30, 2007, an increase of $48,297 and $93,684, respectively. The increases in the three- and nine-month periods ended September 30, 2008 are primarily attributable to increased activity related to further development work on our existing patents and patent applications.

Net Loss

Net loss for the three- and nine-month periods ended September 30, 2008 was $1,547,026 and $5,622,496, or a loss of $0.04 and $0.14 per share, compared to a net loss for the three- and nine-month periods ended September 30, 2007 of $1,144,699 and $3,994,660, or a loss of $0.03 and $0.16 per share, respectively. The increase in net loss for the three-month period ended September 30, 2008 is primarily attributable to increases in selling, general and administrative expenses, research and development expense and interest expense. The decrease in net loss for the nine-month period ended September 30, 2008 is primarily attributable to the increase in the number of weighted average shares outstanding as of such date, despite an increase in total costs and expenses for such period.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generated no revenues in the nine-month period ended September 30, 2008. Cash and cash equivalents totaled $366,795 at September 30, 2008. We had negative working capital of $1,772,411 for the nine-month period ended September 30, 2008, and negative cash flow from operating activities of $1,574,899 compared to a negative cash flow from operating activities of $1,050,241 for the nine-month periods ended September 30, 2008 and 2007, respectively. As a result, we were compelled to use cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,622,496 for the nine-month period ended September 30, 2008, and a stockholders’ deficit of $40,635,778 as of September 30, 2008. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2008 we had $1,913,625 aggregate principal amount, together with $128,050 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of September 30, 2008, we had $380,658 in accrued and unpaid payables and $350,322 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis Calvert, our President and Chief Executive Officer.

To provide working capital, we conducted a private offering (the “Spring 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due March 31, 2010 (the “Spring 2008 Notes”). In the Spring 2008 Offering, which terminated on August 29, 2008, we (i) sold $913,625 principal amount of Spring 2008 Notes, (ii) issued warrants due on March 31, 2009 (the “2009 Warrants”) to purchase up to 676,775 shares of our common stock at $1.00 (originally $1.50) per share and (iii) issued warrants due on March 31, 2011 (the “2011 Warrants”) to purchase up to an additional 676,775 shares of our common stock at $2.00 per share. On September 2, 2008, our Board of Directors reduced the exercise price of the 2009 Warrants from $1.50 per share (the original exercise price of the 2009 Warrant pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. Most of the proceeds of the Spring 2008 Offering have been spent as of the date of the filing of this Report. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Notes 3, 4 and 11 to “Notes to Financial Statements”.

Because of our continuing liquidity difficulties, in October 2008 we commenced another private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes. Purchasers of the Fall 2008 Notes will receive, for no additional consideration, two warrants, each of which entitles the holder to purchase the same number of shares of our common stock into which the principal amount of the holder’s Fall 2008 Note is convertible. One warrant exercisable at an initial exercise price of $1.00 per share and will expire on October 15, 2009 (the “One-Year Warrant”). The other warrant is exercisable at an initial exercise price of $2.00 per share and will expire on October 15, 2011 (the “Three-Year Warrant”). The Fall 2008 Offering will terminate at 5 p.m. California time on January 31, 2009, unless terminated earlier or extended by the Company for one or more periods of time not to exceed 90 days in the aggregate. We have not yet raised any amounts in the Fall 2008 Offering, which is ongoing as of the filing of this Report. See Note 11 to “Notes to Financial Statements”.

The rate at which we are incurring expenses from operations continues to increase. We estimate that our current cash, including any remaining net proceeds we received in the Spring 2008 Offering, will provide sufficient capital to meet operating expenses and other financial obligations, assuming that we undertake no new projects or incur no new obligations, other than our recently committed obligations to Ioteq under the Marketing Agreement, to our sublessor under the Sublease Agreement and to our consultant for investor relations services, only through November 2008. See “Recent Developments” above.

We will be required to raise substantial additional capital to sustain our expanded operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. See Part II, Item 1A, “Risk Factors”.

In addition to the Fall 2008 Offering discussed above, we are continuing to explore numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. To fully implement our business plan, we believe that we must raise up to an additional $10 million in financing. To assist us with our longer-term financing requirements, we have retained the services of Taglich Brothers, Inc. of New York to serve as our exclusive financial advisor. However, there can be no assurance that we will be able to raise any additional capital. No commitments are in place as of the date of the filing of this Report for any such additional financings. Moreover, in light of the current unfavorable economic conditions, we do not believe that any such financing is likely to be in place in the immediate future.

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

Under the terms of the IR/PR Agreement and the Sublease, we are either obligated to issue or may issue, at our option, securities in consideration for services provided to us. We are also a party to other agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our shareholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity. See Part II, Item 1A, “Risk Factors”.

Obligation to New Millennium Capital Partners, LLC

In March 2003, New Millennium, a company controlled by our president and chief executive officer, Dennis Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.

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

On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008. On November 12, 2008, Mr. Calvert and we further extended the date on which interest would be paid to April 30, 2009.

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

Nonetheless, we believe that further steps are warranted to better assure the effectiveness of these disclosure controls and procedures. Additionally, due to limited personnel and the resulting competing demands on our senior officers, at times there have been delays in disseminating information internally to those parties responsible for processing such information for disclosure. We have implemented certain further steps that we believe are warranted and believe, subject to our continuing evaluation and review of these further steps, that yet additional steps may also be warranted. In February 2008, we hired a Chief Financial Officer who is a Certified Public Accountant. We have also adopted disclosure controls and procedures guidelines. Additional steps that we believe that we must undertake are to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve further our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, improved lines of communication internally and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

From time to time, we are party to various claims, legal actions and complaints arising periodically in the ordinary course of our business. No such claims, actions or complaints are pending or threatened at this time.

Item 1A.	Risk Factors

In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 for a description of other risk factors relevant to our business and an investment in our securities.

Our cash requirements are significant and our operating expenses are increasing. The failure to raise additional capital will have a significant adverse effect on our financial condition and our operations.

Our cash requirements and expenses have been increasing and have been and will continue to be significant. Our net cash used from continuing operations for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006 was $1,574,899, $1,315,628 and $821,008, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2008 at an increasing rate and we will require significant additional financing for working capital requirements for the remainder of 2008 and for the foreseeable future to continue the development, marketing and licensure of our BioLargo technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

To meet some of our increased operating expenses, we have agreed to issue securities or we have the option to issue securities in lieu of paying cash for these services. These issuances are dilutive to our existing shareholders.

Under the terms of the IR/PR Agreement and the Sublease, we are either obligated to issue or may issue, at our option, securities in consideration for services provided to us. We are also a party to other agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our shareholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, we commenced the Spring 2008 Offering of up to $1,000,000 of our Spring 2008 Notes. The Spring 2008 Offering terminated on August 29, 2008.

The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date of the Spring 2008 Notes.

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants, each of which entitles the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is convertible. The 2009 Warrant is exercisable at a current exercise price of $1.00 (originally $1.50) per share and expires on March 31, 2009. The 2011 Warrant is exercisable at an initial exercise price of $2.00 per share and expires on March 31, 2011. On September 2, 2008, our Board of Directors reduced the exercise price of the 2009 Warrants from $1.50 per share (the original exercise price of the 2009 Warrant pursuant to the terms of the Spring 2008 Offering) to $1.00 per share.

In the three-month period ended September 30, 2008, we (i) sold $260,250 aggregate principal amount of Spring 2008 Notes, (ii) issued 2009 Warrants to purchase an aggregate 192,781 shares of our common stock at an exercise price of $1.00 per share, and (iii) issued 2011 Warrants to purchase an aggregate 192,781 shares of our common stock at an exercise price of $2.00 per share, to a total of four investors.

In September 2008, we issued shares of our common stock to holders of our promissory notes due September 13, 2008 (the “Fall 2006 Notes”), which the noteholders purchased in a private offering we conducted commencing September 13, 2006 (the “Fall 2006 Offering”). Pursuant to the terms of the Fall 2006 Offering, we had the right to require the conversion of the principal outstanding amount of the Fall 2006 Notes, together with accrued and unpaid interest thereon, upon their maturity. We elected to convert the $925,000 principal amount of the Fall 2006 Notes then outstanding, together with accrued and unpaid interest thereon in the amount of $162,189, at a conversion price of $0.6875 per share, into 1,581,580 shares of our common stock.

In November 2008, we issued warrants to purchase up to 266,665 shares of our common stock at various exercise prices ranging between $1.00 and $1.58 per share, to one consultant who provided various financial services to us. The warrants were issued pursuant to the terms of an agreement between us and the consultant. Of this amount, warrants to purchase up to 66,666 shares of our common stock were issued with respect to warrants earned by the consultant during 2007 and warrants to purchase up to 199,999 shares of our common stock were issued with respect to warrants earned by the consultant during 2008. See Note 4 to “Notes to Financial Statements.”

During the three-month period ended September 30, 2008, we granted options to purchase shares of our common stock at the rate of 10,000 shares per month, or a total of 30,000 shares, to our chief financial officer, pursuant to the terms of our consulting agreement with him. These options are exercisable at various exercise prices ranging between $0.89 and $0.99 per share, depending upon their respective dates of grant. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On November 13, 2008, we entered into an agreement (the “Sublease”) with a law firm (the “Sublessor”) that has provided legal services to us from time to time, to sublease space as our principal executive offices located at Suite 1155, 2603 Main Street, Irvine, California (the “Premises”). Previously, non-exclusive use of the Premises as our principal executive offices had been provided to us free-of-charge by the Sublessor. The Premises consists of a self-contained office suite of approximately 2,842 square feet and is fully built out. We believe that the space provided by the Premises is adequate for our needs for the foreseeable future.

We have agreed to pay the Sublessor rent in the amount of $7,966 per month through December 31, 2008 and $7,114 per month from January 1, 2009 through December 31, 2009 (pro-rated for partial months), which consists of base rent, certain pass-through charges from the Sublessor’s landlord (the “Landlord”) and reserved parking spaces. We are not obligated to pay a security deposit to the Sublessor or the Landlord. We may pay each month’s rent to the Sublessor, at our option, in (i) cash or (ii) shares of our common stock, valued at the average closing bid price for the ten trading days preceding and including the last day of the preceding month.

We are subleasing the Premises on a month-to-month basis. The Sublease terminates on December 31, 2009, which is the end of the term under the Sublessor’s lease (the “Master Lease”) with its Landlord. However, either the Sublessor or we can terminate the Sublease on 30 days’ notice to the other party, in which case we would have no further obligation to the Sublessor.

We have agreed to comply with all terms and conditions of the Master Lease as it relates to the Premises, including without limitation provisions relating to the maintenance of insurance, indemnification of the Landlord, subordination in the event of certain claims and other matters typically found in commercial leases. The Landlord has consented to the sublease.

Item 6.	Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description
4.1	Form of Convertible Promissory Note issued in the Spring 2008 Offering

4.2	Form of One-Year Warrant issued in the Spring 2008 Offering

4.3	Form of Three-Year Warrant issued in the Spring 2008 Offering

4.4	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC

10.1	Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.

10.2	Sublease Agreement dated as of November 13, 2008

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: November 14, 2008	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Convertible Promissory Note issued in the Spring 2008 Offering

4.2	Form of One-Year Warrant issued in the Spring 2008 Offering

4.3	Form of Three-Year Warrant issued in the Spring 2008 Offering

4.4	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC

10.1	Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.

10.2	Sublease Agreement dated as of November 13, 2008

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).