Form 10-K
period 2008-12-31
BIOLARGO, INC.
filed 2009-03-31
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-19709
BIOLARGO, INC.
(Name of Small Business Issuer in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2603 Main Street, Suite 1155, Irvine, CA 92614
(Address of principal executive offices, Zip Code)
Issuer’s telephone number, including area code: (949) 643-9540
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.00067 par value
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had no revenues for the year ended December 31, 2008.
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $13,439,566 which is based on 12,217,787 shares of our common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).
The number of shares outstanding of the issuer’s class of common equity as of March 31, 2009 was 42,349,018.
Portions of the registrant’s Information Statement in connection with actions to be taken by our majority shareholder in lieu of a 2009 Annual Meeting of Stockholders are incorporated by a reference in Part III hereof.

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
The information contained in this Annual Report is as of December 31, 2008, unless expressly stated otherwise.
As used in this report, the term “Company” refers to BioLargo, Inc., a Delaware corporation, its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation (which may be referred to separately as “BLTI”), and a subsidiary formally dissolved in December 2007, NuWay Sports, LLC, a California limited liability company.
Our Business
Overview
By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant — iodine — in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne™, which works by combining minerals with water from any source and delivering “free iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity.

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc. (see “Strategic Alliance with Ioteq” below). The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.
Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in two primary areas — the development of certain products designed for the animal health industry, and agriculture.
First, we are focused on commercializing our BioLargo technology and the Isan system in products applicable to the agriculture industry. We are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne and for the Isan system. The Isan related opportunities are focused primarily on post-harvest treatment of fruits and vegetables, irrigation supply, and hydroponic growers. We continue to work with a number of very large global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for these technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about its ability to successfully conclude such partnership arrangements.
Second, in 2008, we began development of three products incorporating our BioLargo technology under the brand name “Odor-No-More”. We have recently begun to test market the products in the animal health industry. The primary benefits of the three products are odor and moisture control. In 2009, we intend to continue to develop and test market the three products, and, if the test marketing is successful and if we are adequately financed, launch the products commercially.
Although we are focused primarily on odor control products and agriculture, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.
Corporate
The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company’s name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company’s name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of certain intellectual property and other assets from IOWC Technologies, Inc. (“IOWC”; see “Acquisition of the BioLargo Technology”, below), we changed our name to BioLargo, Inc.

On March 15, 2007 our stockholders approved the filing of an amendment to the Company’s certificate of incorporation changing the Company’s name to BioLargo, Inc. The amendment to our certificate of incorporation was filed on March 16, 2007 with the Secretary of State of the State of Delaware. Following our name change, we obtained a new trading symbol, “BLGO”. Our common stock continued to trade through the National Quotation Service Bureau, commonly known as the “Pink Sheets”, under our new trading symbol “BLGO”, from March 21, 2007 through January 22, 2008. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.
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
Our executive offices are located at 2603 Main Street, Suite 1155, Irvine, California 92614 and our telephone number at that location is (949) 643-9540. Our website is www.biolargo.com. The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).
Benefits of “Free Iodine” Technologies
We believe that our BioLargo technology and the Isan system, which is also a “free iodine” technology, generally offer the following beneficial features, among others:
•	Environmentally Friendly—Our BioLargo technology and the Isan system feature a scientifically proven effective disinfectant — free iodine (also an essential nutrient) — which is recognized as part of nature’s natural cycle of sanitization. The Isan system also recaptures disinfection-by-products in many of its applications. Both are green technologies.
•	Inorganic Solution—The use of iodine in our BioLargo technology and the Isan system is strategically important because free iodine is generally considered to be the most effective and potent disinfecting solution, covering a broad range of materials upon which it is effective. It is also an inorganic solution, so that organic microbes are not known to be able to develop an acquired resistance to its killing power.
•	Disinfection-Deodorization—The chemical composition of our BioLargo technology and free iodine delivered by the Isan system when incorporated into products or used in a treatment system, deploys an additive germ killing strategy, that includes a flashing of iodine (as with our CupriDyne technology), or a controlled dose in either the CupriDyne technology of Isan system and when used in absorbent products, the CupriDyne technology also lowers PH levels, which creates an acidic environment, oxidation, and flocculation (or a binding reaction to lock in the microbes), as well as effective odor control features.
•	Increased Holding Power—Our BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.
•	Disposal—It renders contaminated or infectious material safe to handle.
•	Bio-Degradable—The byproduct of the chemical reaction is bio-degradable.

•	Generally Recognized as Safe (GRAS) and Generally Recognized as Safe and Effective (GRASE))—The actual chemicals used, in both CupriDyne and the Isan system, as well as the byproduct of the chemical reaction, in our CupriDyne technology, are understood by the U.S. Food and Drug Administration (“FDA”) and the scientific community generally as non-toxic and safe, when delivered within a range of dosages prescribed by the FDA. Iodine is also considered GRASE for its antimicrobial, sanitizing, disinfecting or sterilizing capabilities in appropriate product applications.
•	Price—The cost of raw materials is not expected to add significantly to the cost of production of products incorporating our BioLargo technology. Additionally, we believe that the incorporation of our BioLargo technology into absorbent products will offer those products a price advantage over competing absorbent products by virtue of their increased performance, namely their increased holding power, absorbency, anti-microbial capabilities and deodorizing capabilities which may also reduce the amount of absorbent materials required to be used in product production to maintain acceptable performance levels. We further believe that the use of our BioLargo technology in non-absorbent applications will be more cost effective than iodine alternatives, such as chlorines and bromines or many other complex chemical compounds. The Isan system is competitively priced as compared to other disinfection technologies, including chlorine.
•	Safety and Automation -The Isan system is safe and user-friendly. Its controller module is able to warn the operator of any breach of preset levels and also, in certain circumstances, can shut down the system. These warnings can be audible, visual and/or sent electronically to a telephone or a computer. It has automatic monitoring and dosing capabilities on a continual basis. The controller module monitors and reports; functionality, dosing, supply of disinfection chemicals, maintenance, dosing treatment records for quality assurance and traceability.
•	Lower Corrosion- Free Iodine as featured in CupriDyne and the Isan system is less corrosive than Chlorine which may help extend the useful life of capital equipment as compared to chlorine systems.
•	Less pH Sensitivity- The Isan system operates effectively within a broad range of pH, as compared to Chlorine, which can help reduce labor costs and can help improve quality assurance and traceability when used in a food sanitization system, as compared to chlorine systems.
We plan to generate our primary revenues from technology licensing, and may also generate revenues from the sale of our Odor-No-More products, depending on how effectively we are able to develop marketing, sales and distribution resources, which will primarily depend on adequate capital resources. We do not currently intend to manufacture our own products, but rather intend to contract with third parties to manufacture our Odor-No-More products.
Strategic Alliance with Ioteq
In August 2008, we entered into a marketing and representation agreement (the “Marketing Agreement”) with Ioteq IP Pty, Ltd., an Australian company, and its United States affiliate Ioteq Inc. (collectively, “Ioteq”), pursuant to which we will represent and market Ioteq’s iodine-based disinfection technology, Isan®, on an exclusive basis in the United States and on a non-exclusive basis in the rest of the world, with respect to seeking, identifying, introducing and negotiating various business opportunities.

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
Odor-No-More™
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantage being odor control. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We are actively test marketing the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash
The primary benefit of each product is the ability to eliminate odors, perform rapidly, and hold moisture more effectively than competing products. The Animal Bedding Additive and Cat Litter Additive also contain super absorbent materials, and extend the useful life of the customer’s current bedding or litter products for their animal care needs. Each product has other potential benefits for the customer all of which focus on helping owners keep their animals clean, dry, safe and healthy. We intend to continue our test marketing efforts. If our test marketing is successful, and we are adequately capitalized, we intend to launch these products commercially.
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

We spent $113,748 in 2008 and $131,349 in 2007 on research and development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations” for a more complete understanding of our research and development expenses.
We believe that our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital, and will be subject to third-party financing which we will require in order to execute our business plan. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.
Independent Laboratory and Scientific Testing
We work with ATS Labs (“ATS”) in Eagan, Minnesota, a nationally recognized contract testing laboratory that provides microbiology and virology testing services to the manufacturers and users of antimicrobial products. ATS provides product development support, efficacy testing services and antimicrobial process validations to clients who develop products regulated by the Environmental Protection Agency (“EPA”) and the FDA.
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
ATS has performed several studies on our behalf since July 2006 to explore the antimicrobial performance of our BioLargo technology with various pathogens at a range of dosages and contact times to determine the most effective and economical disinfection/sanitizing application conditions for our BioLargo technology. Further testing is currently underway and additional testing is planned in the future.
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
In July of 2008, as a follow up to the work at UCLA, we began a research project with the University of Hawaii to study CupriDyne™ to evaluate its effectiveness as part of a solution to remediate beach contamination. The study is being conducted by Dr. Roger Fujioka at the University of Hawaii’s Water Resources Research Center, at the request of the State’s Department of Health and the City and County of Honolulu. These agencies have expressed interest in the results of the study and CupriDyne’s potential to help remediate beach contamination. The study will evaluate the effectiveness of CupriDyne to disinfect multiple microorganisms commonly found at contaminated beaches, including E. coli, using standards established by the United States Environmental Protection Agency. The project is currently underway.
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
Manufacturing
We do not presently intend to manufacture our own products in the event of full scale commercialization. Rather, we intend to either license our BioLargo technology, under strict quality control standards, to others for incorporation into existing and newly-created products, or contract third parties to manufacture products under our own brand. We intend to work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products.
We have an existing non-exclusive business relationship with Aveka, Inc. (“Aveka”). Aveka assists us in (i) supplying blended material or treated particles, the chemicals we use in the form tablets or powders, and super-absorbent polymer (“SAP”) beads for incorporation in absorbent material; (ii) blending materials, (iii) particle treatment; (iv) preparing samples of products; and (v) manufacturing and processing specifications for materials and prototypes that incorporate our BioLargo technology. Aveka also assists us in product design and assists in discovery associated with the uses and manufacturing of products associated with our technology. We paid Aveka approximately $16,000 in 2008 and $20,000 during 2007 for projects they have undertaken on our behalf.
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
Sales and Marketing
We intend to devote a significant part of our resources to sales and marketing of our BioLargo technology and the Isan system to potential licensees. Our anticipated efforts with regard to our BioLargo technology is a continuation of the initial efforts we have undertaken since 2006, however we are now active in the work to support existing technology evaluation and testing agreements already in place as well as maintaining a working relation with various potential licensing companies already working with our technology.
During 2008, we invested considerable time training our staff and networking throughout the world to present the Isan system for potential licensure and partnership opportunities and those efforts are expected to continue over the next 12 months, assuming adequate financial resources are available.
During 2008 we identified and developed three potential products under the Odor-No-More brand incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantage being odor control. We began to work with potential customers and distributors with preliminary products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We are actively test marketing these products.
In 2009, if our test marketing efforts are successful, we intend to commercially launch our Odor-No-More products, and increase our sales and marketing efforts of the products to individuals and companies that serve the animal health industry, including retail outlets and possibly direct to end users. We believe larger regional and national distribution companies may eventually have an interest in distributing our Odor-No-More products, but no such agreements are in place, nor can we predict whether we will be able to secure such relationships. We intend to recruit and train distributors, sales agents, and retail accounts to build distribution and sales. The launching of a new product is time consuming and capital intensive, so our success in these areas is highly dependent upon obtaining adequate capital resources, for which we have no commitments at this time.
Product Evaluation Agreements
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
CPPW Agreement
Effective September 6, 2007, we entered into a product evaluation agreement (the “CPPW Agreement”) with Johnson & Johnson Consumer and Personal Products Worldwide (“CPPW”), a division of Johnson & Johnson Consumer Companies, Inc.
During 2008, CPPW evaluated our BioLargo technology for possible application in certain specific CPPW product lines. In the product evaluation, CPPW failed to identify a specific product of focus it wished to pursue at this time. We and CPPW are continuing technical discussions. CPPW is under no obligation to pursue any subsequent business with us or to develop or commercialize a product incorporating our BioLargo technology.
Competition
Large well-capitalized companies, such as Johnson & Johnson, BASF Corporation, Dow Chemical Co., E.I. DuPont De Nemours & Co., Chemical and Mining Company of Chile, Inc., Proctor and Gamble Co., Johnson Diversey, Inc., EcoLab, Inc., Steris Corp. and Siemens AG, and others, dominate each of their respective markets for disinfecting or sanitizing products. Each of these named companies and many other competitors are significantly more capitalized than we are and have many more years of experience in producing disinfecting or sanitizing products.

Our BioLargo technology and products incorporating our BioLargo technology would compete with many other applications currently on the market, as would the Isan system. In addition, we are aware of other companies engaged in research and development of other novel approaches to applications in some or all of the markets identified by us as potential fields of application for our products and the Isan system. Many of our present and potential competitors have substantially greater financial and other resources and larger research and development staffs than we have. Many of these companies also have extensive experience in testing and applying for regulatory approvals. In addition, colleges, universities, government agencies, and public and private research organizations conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed, some of which may be directly competitive with our applications.
Regulation
Products incorporating our BioLargo technology, may be regulated depending upon the application and the scientific claims made. We believe that the primary focus of our BioLargo technology is its disinfecting capability, and such claims are subject to FDA or EPA regulation. However, we believe that some products incorporating our BioLargo technology can be sold based on claims limited to deodorization, or enhanced holding or absorption capabilities only. We believe that such claims are not subject to FDA or EPA regulation. We believe that the Isan system will require either or both FDA and EPA approval prior to use in the United States, depending on the particular use.
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
Intellectual Property
We regard our intellectual property as critical to our ultimate success. We worked closely with Mr. Code and IOWC prior to the completion of the acquisition of certain intellectual property and assets from IOWC in April 2007 and have continued to work with Mr. Code since that time in his capacity as our Chief Technology Officer, to identify technology improvements and additional patent opportunities that expand on and enhance the original patents issued. At the same time, we have worked to secure additional third-party testing and validations for the efficacy and product claims associated with our BioLargo technology, namely through our work with ATS, the University of Hawaii, the Department of Environmental Engineering at UCLA and Oregon State University.
In connection with the closing of the acquisition of certain intellectual property and other assets in April 2007, we obtained full rights, title and interest to two US patents previously owned by Mr. Code and IOWC. Mr. Code, IOWC and co-inventors of certain intellectual property had previously assigned to us six USPTO patent applications and two additional PCT patent applications.
Our BioLargo technology consists of certain intellectual property including two U.S. patents (U.S. Patent Numbers 6146725 and 6328929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. Seven additional patent applications have been filed with the United States Patent and Trademark Office (“USPTO”) and three additional patent applications have been filed with the International Patent Cooperation Treaty (“PCT”) relating to our BioLargo technology. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology. The BioLargo technology was originally developed by Kenneth Reay Code, our Chief Technology Officer, a director and our principal stockholder.

We believe that this suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, as present, is as follows:
Patents
•	United States Patent 6,146,725, dated November 14, 2000, entitled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids
•	United States patent 6,328,929, dated December 11, 2001, entitled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate
Patent Applications
•	USPTO Patent Application 11/516,958 (filed September 7, 2006), relating to the use of our BioLargo technology as a treatment for remediation and improvement of a mass such as sand or soil that has been contaminated with microbes such as bacteria, viruses, rickettsiae and fungi.
•	USPTO Patent Application 11/516,960 (filed September 7, 2006), relating to the use of our BioLargo technology to provide protection against antimicrobial activity including the preventing of microbial build up that can occur, when used in close proximity to the bodies of human patients in product such as sheets, diapers, bandages compresses and the like.
•	USPTO Patent Application 11/973,933 (filed October 11, 2006), relating to the use of our BioLargo technology for antimicrobial protection, in environments such as offices, vehicle cabs, operating rooms, vehicle interiors, grain storage facilities and the like, that need to be protected from or cleansed of microbial or chemical material that might be of concern. The technology also includes proprietary coating and/or treatment of provided materials or reagents.
•	USPTO Patent Application 12/001,073 (filed December 8, 2006), relating to the use of our BioLargo technology as a treatment of environments including fields, lawns, parks, orchards, farm fields, greenhouses to provide at least pesticidal activity.
•	USPTO Patent Application 12/009,586 (filed January 18, 2007), relating to use of our BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.
•	USPTO Patent Application 12/012,297 (filed February 8, 2007), relating to the use of our BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

•	USPTO Patent Application 12/220,484 (filed July 24, 2008), relating to the use of an article for application to a surface to provide antimicrobial and/or anti-odor activity. At least one of the reagents is coated with a water-soluble, water dispersible or water-penetrable covering that prevents ambient conditions of 50% relative humidity at 25ºC from causing more than 10% of the total reagents exposed to the ambient conditions from reacting in a twenty-four hour period
•	PCT/US Patent Application 2007/07508 (filed March 27, 2007), claiming priority from at least some of the earlier USPTO Patent applications listed above, and expanded the scope of coverage to additional technologies such as packets for dishwashers.
•	PCT/US Patent Application 2007/07515 (filed March 27, 2007), claiming priority from USPTO patent application 60/900,374 and its associated claims.
•	PCT/US Patent Application filed December 3, 2008), claiming priority from USPTO patent application 12/001,073 and its associated claims.
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
Consulting Agreement for Investor Relations Services
On November 6, 2008, we entered into an agreement (the “IR/PR Agreement”) pursuant to which a consultant (the “IR/PR Consultant”) will provide certain consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally. The IR/PR Agreement is on a month-to-month basis until either party terminates it upon 30 days’ prior written notice to the other party.
For the services to be provided by the IR/PR Consultant, we have agreed to pay him a consulting fee of: (i) $3,500 per month in cash, (ii) 50,000 shares of our common stock, issued as of the effective date of the IR/PR Agreement, and (iii) a warrant (the “IR/PR Consultant’s Warrant”) to purchase 250,000 shares of our common stock, exercisable at $1.00 per share, and which shall expire October 31, 2011. The IR/PR Consultant’s Warrant shall vest as follows: five (5) equal installments commencing on November 30, 2008 and continuing on each last day of the succeeding four months (each, a “Vesting Date”); provided that no portion of the IR/PR Consultant’s Warrant shall vest if the IR/PR Consultant is not, on a Vesting Date, providing services to us.
The IR/PR Agreement also contains various provisions customary for transactions and agreements of this type. The IR/PR Consultant has also entered into a non-disclosure agreement with us.

Executive Officers
As of December 31, 2008 our executive officers were:
•	Dennis Calvert: Chief Executive Officer, President and Chairman of the Board
•	Charles K. Dargan: Chief Financial Officer
•	Kenneth Reay Code: Chief Technology Officer
•	Joseph Provenzano: Corporate Secretary and Vice President of Operations
Employees
As of December 31, 2008, we employed three full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.
ITEM 1A. RISK FACTORS
The Company faces a number of significant risks associated with its current plan of operations. These include the following:
We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.
We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities. Even if and when we begin licensing our technology, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing revenue is generated in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our BioLargo technology and/or the Isan system. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.
Our cash requirements are significant and our operating expenses are increasing. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.
Our cash requirements and expenses have been increasing and have been and will continue to be significant. Our net cash used from continuing operations for the years ended December 31, 2008 and 2007 was $1,899,034 and $1,287,525, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. As disclosed elsewhere in this Report, we will continue to use cash in 2009 as it becomes available and we will require significant additional financing for working capital requirements for the remainder of 2009 and for the foreseeable future to continue the development, marketing and licensure of our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

To meet some of our increased operating expenses, we have agreed to issue securities or we have the option to issue securities in lieu of paying cash for these services. These issuances are dilutive to our existing stockholders.
Under the terms of our sublease agreement for our principal office and the IR/PR Agreement, we are either obligated to issue or may issue, at our option, securities rather than cash as payment of our obligations. We are also a party to other agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our stockholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity.
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
In furtherance of our business plan, we are presently considering a number of opportunities to promote our business, to further develop and broaden, and to license, our technology with third parties. While discussions are underway with respect to such opportunities, there are no definitive agreements in place with respect to any of such opportunities at this time, other than the product evaluation agreement discussed in further detail. There can be no assurance that any such opportunities being discussed will result in definitive agreements or, if definitive agreements are entered into, that they will be on terms that are favorable to us.
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
We are not in compliance with required internal controls and procedures.
The SEC requires that we evaluate, document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC for the year ended December 31, 2008. Effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. Under rules issued by the SEC, as currently in effect, our auditors are required to evaluate, document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC for the year ended December 31, 2009. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.
There are significant risks relating to our BioLargo technology.
Our BioLargo technology is at an early stage of development. There is a risk that our BioLargo technology will not be commercially feasible or, even if our BioLargo technology is commercially feasible, it may not be commercially accepted. In addition, many products incorporating our BioLargo technology will require extensive research, development and testing before they can be commercialized. Many of these potential products, if any, also may involve lengthy regulatory reviews and require regulatory approval before they can be sold. There is no assurance, however, that any products incorporating our BioLargo technology will prove to be safe and effective, meet regulatory standards or continue to meet such standards if already approved. There is no assurance that we can market our BioLargo technology successfully as a licensor. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval and/or, together with partners, successfully market products will negatively impact our revenues and results of operations. As a company with an unproven business strategy, our limited history of operations makes evaluation of our BioLargo technology as a business difficult. We may not attain profitable operations and our management may not succeed in realizing our business objectives.
We expect to incur future losses and may not be able to achieve profitability.
Although we expect to generate revenue from product evaluation and/or product development agreements, and eventually from licensing our BioLargo technology, as well as engaging in certain limited direct sales of products under certain conditions, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market, and for a period of time thereafter. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market. Although our management is optimistic that we will succeed in licensing our BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

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
The potential markets for products into which our technology can be incorporated are rapidly evolving, and we have many successful competitors. At this time, our BioLargo technology is unproven in its commercial use, and the use of our BioLargo technology by others is nominal. The commercial success of products incorporating our BioLargo technology will depend upon the adoption of our BioLargo technology by commercial and consumer end users in various fields.
Market acceptance may depend on many factors, including:
•	the willingness and ability of consumers and industry partners to adopt new technologies;
•	our ability to convince potential industry partners and consumers that our BioLargo technology is an attractive alternative to other technologies for disinfection, sanitization, remediation, reduction of disease transfer and as a protective and safety device against biohazardous materials;
•	our ability to obtain the chemicals from third parties that are used in our BioLargo technology, in sufficient quantities with acceptable quality and at an acceptable cost; and
•	our ability to license our BioLargo technology in a commercially effective manner.
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
We expect our operating expenses will continue to fluctuate significantly in 2009 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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
In order to protect our proprietary technology and processes, we rely in part on nondisclosure agreements with our employees, potential licensing partners, potential manufacturing partners, testing facilities, universities, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

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
If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:
•	incur substantial monetary damages;
•	encounter significant delays in marketing our current and proposed product candidates;
•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;
•	lose patent protection for our inventions and products; or
•	find our patents are unenforceable, invalid, or have a reduced scope of protection.
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
Our patents are expensive to maintain, our patent applications are expensive to prosecute, and we may face costly intellectual property disputes.
Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our BioLargo technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries. Without adequate capital, we may be unable to apply for international protection of our existing United States patent applications. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.
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
We may not receive any proceeds from the Spring 2008 One-Year Warrants.
We have reduced the exercise price of the Spring 2008 One-Year Warrants to $0.50 per share. However, this is still higher than the current market price of our common stock. On March 27, 2009, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board was $0.48 per share. The expiration date of the Spring 2008 One-Year Warrants is March 31, 2009. There is no guarantee that holders of the Spring 2008 One-Year Warrants will exercise those warrants before their expiration under any circumstances. However, unless the market price of our stock rises above the exercise price of the Spring 2008 One-Year Warrants before March 31, 2009, the likelihood that the holders of the Spring 2008 One-Year Warrants would not exercise those warrants increases. Because our capital resources remain extremely limited, the failure of the holders of the Spring 2008 One-Year Warrants to exercise those warrants would have a material adverse effect on our capital resources, cash flow and overall financial condition.
We may have violated certain securities laws in the course of our Fall 2008 Offering.
We may have violated certain disclosure requirements under Federal securities laws in the course of our private offering that commenced October 15, 2008 (the “Fall 2008 Offering”). After preparing and distributing the original Offering Memorandum dated October 15, 2008, we filed a Current Report on Form 8-K dated November 12, 2008 (the “November 8-K”) with the SEC and we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2008 (the “Third Quarter 10-Q”). We filed both of these reports timely with the SEC but we did not provide a copy of the November 8-K and we may not have correctly provided a copy of the Third Quarter 10-Q to investors in the offering. In addition, on January 16, 2009, our Board of Directors amended the terms of the Fall 2008 Offering and amended the terms of warrants that we previously sold in a prior private offering of our securities. We should have filed a Current Report on Form 8-K with the SEC within four business days following the amendment of the terms of the warrants, but we omitted to do that. We did not file such Current Report on Form 8-K until February 19, 2009. The investors in the offering were entitled to have all such information before making their investment decision.
If we violated certain securities laws in the course of Fall 2008 Offering, investors who have already invested in the Fall 2008 Offering may have various remedies available to them, including the right to rescind their investment. We may not have the funds available to satisfy a demand for the rescission from these investors.
We raised $185,000 in the Fall 2008 Offering from six investors prior to the amendment of the offering terms (the “Original Investors”). The Original Investors may have the right to rescind their investment in the Fall 2008 Offering. In addition, California law provides that these investors are also entitled to interest at the rate of 7% per annum. Were any of the six Original Investors to demand rescission, because of our continuing limited capital resources, we may not have the funds available to satisfy such demand. Demands for rescission, even if we were able to satisfy such demands, would have a material adverse affect on our capital resources, cash flow and overall financial condition.

In order to discharge our obligations under applicable securities laws, we intend to conduct a rescission offering to the Original Investors in the Fall 2008 Offering. We do not intend to conduct the rescission offer until after the Fall 2008 Offering terminates. We may have to use some of our remaining capital resources, including future proceeds from this Offering from other investors, to satisfy any demand by the Original Investors to rescind their investment.
We intend to conduct a rescission offering in compliance with applicable state securities laws (the “Rescission Offering”) to the Original Investors in the Fall 2008 Offering after the Fall 2008 Offering terminates. After explaining to the Original Investors how we may have overlooked disclosing certain information in a timely manner, and then providing such information to the Original Investors, we will give the Original Investors the choice of either confirming their investment in the Fall 2008 Offering, on the amended terms that are applicable to all investors in the Fall 2008 Offering, or demanding a rescission of their investment with interest at the applicable legal rate. If an Original Investor confirms his investment in the Fall 2008 Offering on the amended terms as described herein, then he will be deemed to waive any objection to any violation we may have previously committed and he will not subsequently be able to seek rescission of his investment in the Fall 2008 Offering. If an Original Investor elects to rescind his investment in the Fall 2008 Offering, he will be entitled to the return of his full investment plus interest at the rate of 7% per annum and, thereafter, he will have no claim against us for any violation we may have committed in the Fall 2008 Offering. However, we may have to use some of our remaining capital resources, including future proceeds from the Fall 2008 Offering from other investors, to satisfy any demand by any of the Original Investors to rescind their investment. Payments we would be obligated to make in connection with demands for rescission would have a material adverse affect on our capital resources, financial condition and future prospects and, additionally, may require us to use some of the future proceeds of the Fall 2008 Offering to satisfy such obligations, meaning such proceeds would not be available to be used for the Company’s business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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

We have agreed to pay the Sublessor rent in the amount of $7,996 per month through December 31, 2008 and $7,114 per month from January 1, 2009 through December 31, 2009 (pro-rated for partial months), which consists of base rent, certain pass-through charges from the Sublessor’s landlord (the “Landlord”) and reserved parking spaces. We are not obligated to pay a security deposit to the Sublessor or the Landlord. We may pay each month’s rent to the Sublessor, at our option, in (i) cash or (ii) shares of our common stock, valued at the average closing bid price for the ten trading days preceding and including the last day of the preceding month.
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
ITEM 3. LEGAL PROCEEDINGS
Attorney Fee Settlement
In February 2008, we agreed to pay $25,000, issue 15,000 shares of our common stock, and issue warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance, in settlement of an account owed to a service provider. Since the date of the settlement, certain facts have come to light, and therefore, as of the date of this Report, we have not issued the common stock or the warrants, but have recorded a $42,050 expense in connection therewith.
The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2008, there were no litigation proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
From October 31, 1998 until June 10, 2003, our common stock was listed on the Nasdaq Small Cap Market. From June 11, 2003 until January 22, 2008, our common stock was quoted on the Pink Sheets under the symbols “NMED” (from June 11, 2003 through March 21, 2007) and “BLGO” (from March 22, 2007 until January 22, 2008). Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.
The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Bloomberg L.P.

	2007		2008
	High	Low	High	Low
First Quarter	$1.01	$0.31	$2.00	$0.75
Second Quarter	$0.70	$0.32	$1.70	$1.01
Third Quarter	$0.99	$0.36	$1.30	$0.61
Fourth Quarter	$0.96	$0.36	$0.89	$0.35
The closing bid price for our common stock on March 27, 2009, was $0.48 per share. As of such date, there were approximately 429 registered owners and of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.
Dividends
We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,000	$1.02	5,215,000	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	785,000	$1.02	5,215,000

(1)	Consists of 6,000,000 shares issuable under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by the stockholders of the Company at the 2007 Annual Meeting of Stockholders on September 6, 2007. Excludes 572,800 shares that remained issuable under the Company’s 2004 Equity Plan (the “2004 Plan”). Upon the adoption of the 2007 Plan, the 2004 Plan was frozen and no further grants will be made under the 2004 Plan.

Sales of Unregistered Securities
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
Each purchaser of the 2007 Notes received, for no additional consideration, a stock purchase warrant (the “2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of our common stock into which the principal amount of the investor’s 2007 Note is convertible. The 2007 Warrants are exercisable at $1.30 per share and will expire on June 30, 2010.
Spring 2008 Offering
Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,625 of our 10% convertible notes (the “Spring 2008 Notes”), which are due and payable on March 31, 2010, to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date of the Spring 2008 Notes.
Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitles the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is convertible. The “Spring 2008 One-Year Warrants” expire on March 31, 2009 and are exercisable at $0.50 (originally $1.50) per share. The “Spring 2008 Three-Year Warrants” are exercisable at an initial exercise price of $2.00 per share and expire on March 31, 2011. On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share.

Fall 2008 Offering
In October 2008 we commenced a private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.
As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. Also as originally offered, purchasers of the Fall 2008 Notes were to receive, for no additional consideration, two stock purchase warrants, each of which entitled the holder to purchase the number of shares of the Company’s common stock into which the principal amount of the Note was convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at an initial price of $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at an initial price of $2.00 per share and was due to expire on October 15, 2011.
On January 16, 2009, our Board of Directors amended the terms of the Offering as follows: (i) the initial conversion price of the Fall 2008 Notes was reduced from $1.00 per share to $0.50 per share; (ii) the exercise price of the Fall 2008 One-Year Warrant was reduced from $1.00 per share to $0.75 per share; (iii) the exercise price of the Fall 2008 Three-Year Warrant was reduced from $2.00 per share to $1.00 per share; and the number of shares of our common stock for which the Fall 2008 One-Year Warrants and the Fall 2008 Three-Year Warrants may be exercised is being increased from one share per dollar invested to two shares for each dollar invested.
The Fall 2008 Offering terminates on March 31, 2009. From the inception of the offering, through March 27, 2009, we sold $503,000 aggregate principal amount of Fall 2008 Notes, and issued Fall 2008 One-Year Warrants to purchase an aggregate 1,006,000 shares of our common stock at an exercise price of $0.75, and Fall 2008 Three-Year Warrants to purchase an aggregate 1,006,000 shares of our common stock at an exercise price of $1.00 per share, to 14 investors.
Stock Issuances in 2008
On February 12, 2008, we issued an aggregate 487,000 shares of common stock in connection with the exercise of warrants, at $1.25 per share, to 17 investors.
On May 15, 2008, a holder of two convertible promissory notes in the aggregate principal amount of $75,000 voluntarily converted the notes, together with accrued and unpaid interest in the amount of $10,687, into 124,636 shares of our common stock, at a rate of $0.6875 per share in accordance with the terms of such notes. We did not receive any proceeds in connection with this conversion.
On September 13, 2008, we issued an aggregate 1,581,580 shares of our common stock to holders of our promissory notes due September 13, 2008 (the “Fall 2006 Notes”), which the noteholders purchased in a private offering we conducted commencing September 13, 2006 (the “Fall 2006 Offering”). Pursuant to the terms of the Fall 2006 Offering, we had the right to require the conversion of the principal outstanding amount of the Fall 2006 Notes, together with accrued and unpaid interest thereon, upon their maturity. We elected to convert the $925,000 principal amount of the Fall 2006 Notes then outstanding, together with accrued and unpaid interest thereon in the amount of $162,189, at a conversion price of $0.6875 per share, into 1,581,580 shares of our common stock.

On November 6, 2008, we issued 50,000 shares of our common stock to a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.
On December 29, 2008, we issued 16,950 shares of our common stock to a director in exchange for his services as a director. We also issued, on December 29, 2008, 20,491 shares of our common stock in payment of rent pursuant to our Sublease agreement.
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
This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2008 unless expressly stated otherwise, and we undertake no duty to update this information.
Overview
Although we did not generate any revenues and incurred continuing operating losses of $7,142,750 in 2008, we did continue to improve our core technology, CupriDyne, through evaluation and other testing. Further, we acquired the rights to market the Isan system from Ioteq. Lastly, we engaged in the development of three products incorporating our CupriDyne technology under the brand name “Odor-No-More”.
We continue to be limited in terms of our capital resources. In 2008, we raised net proceeds of $973,625 pursuant to private offerings, and $608,750 from the exercise of our warrants, and we need to raise significant additional capital in order to sustain our operations in 2009.
Results of Operations—Comparison of the Years Ended December 31, 2008 and 2007
Revenue
We generated no revenues from operations during the year ended December 31, 2008, compared with $80,000 in revenues from operations during the year ended December 31, 2007. We anticipate that until full licensure of our technology or the commercialization of products incorporating our technology, our revenues will be uneven during the product testing, evaluation and development period. Until we are successful in negotiating and securing advance payments for licensing rights from prospective licensing candidates, we do not anticipate generating significant revenue.

Selling, General and Administrative Expense
Selling, General and Administrative expenses were $4,829,061 for the year ended December 31, 2008, compared to $2,994,516 for the year ended December 31, 2007, an increase of $1,834,545. The largest components of these expenses were:
a. Salaries and Payroll-related Expenses: These expenses were $1,784,988 for the year ended December 31, 2008, compared to $1,016,511 for the year ended December 31, 2007, an increase of $768,477. The increases in the year ended December 31, 2008 are primarily attributable to $615,703 non-cash stock option compensation expense which vested in 2008. Most of the remainder of the increase is attributable to salary compensation for (i) Kenneth R. Code, who became our Chief Technology Officer and a full-time employee in April 2007; and (ii) Charles K. Dargan II, who became our Chief Financial Officer in February 2008.
b. Consulting Expenses: These expenses were $1,837,956 for the year ended December 31, 2008, compared to $596,708 for the year ended December 31, 2007, an increase of $1,241,248. The increases in the year ended December 31, 2008 are primarily attributable to non-cash stock option compensation expense related to the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development; and Jeffrey Wallace, our Director of Sales and Marketing, both of which were effective January 2008, and expenses related to the issuance of warrants to consultants and other professional advisors, partially offset by the change in status of Mr. Code from consultant to full-time employee in April 2007 and a reduction in consultants utilized in 2008 compared with 2007.
c. Professional Fees: These expenses were $522,334 for the year ended December 31, 2008, compared to $756,417 for the year ended December 31, 2007, a decrease of $234,083. The decrease in the year ended December 31, 2008 is primarily attributable to legal fees that we did not incur in 2008, but were incurred in 2007, arising from the acquisition of the BioLargo technology and related assets in April 2007, and legal and other professional fees associated with capital raising efforts in London.
d. Other Expense: These expenses were $90,000 for the year ended December 31, 2008, compared to $244,797 for the year ended December 31, 2007. These expenses in 2008 were the result of payments made pursuant to the Marketing Agreement with Ioteq. These expenses in 2007 were the result of converting certain accounts payable and accrued expenses at previously agreed upon prices that were less than the market price of our common stock on the dates of conversion.
Interest expense
Interest expense totaled $1,141,153 for the year ended December 31, 2008, compared to $1,564,312 for the year ended December 31, 2007, a decrease of $423,159. The decrease in the year ended December 31, 2008 is primarily attributable to the additional interest expense required to be recorded in 2007 in connection with the March 2007 conversions of certain promissory notes to common stock, as the conversion price was below the stock price.

Research and Development
Research and development expenses were $113,748 for the year ended December 31, 2008, compared to $131,349 for the year ended December 31, 2007, a decrease of $17,601. The decrease in 2008 is primarily attributable to a decrease in legal expenses related to the patent applications filed in 2007 after the acquisition of the BioLargo technology and related assets.
Net Loss
Net loss for the year ended December 31, 2008 was $7,142,750, or a loss of $0.17, compared to a net loss for the year ended December 31, 2007 of $5,259,390, or a loss of $0.18 per share. The increase in net loss for the year ended December 31, 2008 is primarily attributable to increases in selling, general and administrative expenses, research and development expense and interest expense. The decrease in net loss per share for the year ending December 31, 2008 is primarily attributable to the increase in the number of weighted average shares outstanding as of such date, despite an increase in total costs and expenses for such period.
Liquidity and Capital Resources
We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generated no revenues in the year ended December 31, 2008. Until we are successful in negotiating and securing advance payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $90,834 at December 31, 2008. We had negative working capital of $1,987,524 for the year ended December 31, 2008, and negative cash flow from operating activities of $1,899,034 compared to a negative cash flow from operating activities of $1,287,525 for the year ended December 31, 2007. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.
The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $7,142,750 for the year ended December 31, 2008, and an accumulated stockholders’ deficit of $42,156,032 as of December 31, 2008. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
As of December 31, 2008 we had $1,973,625 aggregate principal amount, together with $179,373 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of December 31, 2008, we had $657,801 in accrued and unpaid payables and $380,658 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis Calvert, our President and Chief Executive Officer.
To provide working capital, in March 2008 we commenced a private offering (the Spring 2008 Offering), which terminated on August 29, 2008, in which we (i) sold $913,625 principal amount of Spring 2008 Notes, (ii) issued warrants which expire March 31, 2009 to purchase up to 676,775 shares of our common stock at $0.50 (originally $1.50) per share and (iii) issued warrants which expire March 31, 2011 to purchase up to an additional 676,775 shares of our common stock at $2.00 per share. The proceeds of the Spring 2008 Offering have been spent. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Notes 4, 5 and 13 to “Notes to Financial Statements”.

Because of our continuing liquidity difficulties, in October 2008 we commenced another private offering (the Fall 2008 Offering), which terminates March 31, 2009. From the inception of the offering, through March 27, 2009, we (i) sold $503,000 principal amount of Fall 2008 Notes convertible at $0.50 per share, (ii) issued Fall 2008 One-Year Warrants to purchase up to 1,006,000 shares of our common stock at $0.75 per share and (iii) issued Fall 2008 Three-Year Warrants to purchase up to an additional 1,006,000 shares of our common stock at $1.00 per share. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Notes 4, 5 and 13 to “Notes to Financial Statements”.
We have incurred more expenses in operations in 2008 compared to 2007. We estimate that our current cash, including any remaining net proceeds we received in the Fall 2008 Offering, will not provide sufficient capital to meet operating expenses and other financial obligations.
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
In addition to the private securities offerings discussed above, we are continuing to explore numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. To fully implement our business plan, we believe that we must raise up to an additional $10 million in financing. There can be no assurance that we will be able to raise any additional capital. No commitments are in place as of the date of the filing of this report for any such additional financings. Moreover, in light of the current unfavorable economic conditions, we do not believe that any such financing is likely to be in place in the immediate future.
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
Under the terms of the Sublease, we may issue, at our option, securities in consideration for services provided to us. We are also a party to other agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our shareholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity. See Part II, Item 1A, “Risk Factors”.

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
On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock at a price of $0.55 per share, which was the last bid price on the date of conversion. New Millennium is controlled by Dennis Calvert, the Company’s President and Chief Executive Officer. The remaining accrued but unpaid interest in the amount of $380,658 was not converted and the parties agreed that no further interest would accrue and that the interest would be paid on or before January 15, 2008. On November 12, 2008, we agreed to further extend the date on which interest would be paid to April 30, 2009.
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

Recent Accounting Pronouncements
In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversions (Including Partial Cash Settlement) (“APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2009, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS No. 160 will have a material affect on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.
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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures need improvement. Additionally, due to limited personnel and the resulting competing demands on our senior officers, at times there have been delays in disseminating information internally to those parties responsible for processing such information for disclosure. We have implemented certain further steps that we believe are warranted and believe, subject to our continuing evaluation and review of these further steps, that yet additional steps may also be warranted. In February 2008, we hired a Chief Financial Officer who is a Certified Public Accountant. We have also adopted disclosure controls and procedures guidelines. Additional steps that we believe that we must undertake are to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve further our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, improved lines of communication internally and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.
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
Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management has concluded that our internal control over financial reporting does not meet the requirements of COSO as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In 2007, we identified two specific instances where our procedures were not effective: (i) reporting of stock option grants and warrant issuances and (ii) appropriate classification of our IOWC asset acquisition. We corrected these issues by restating the appropriate financial documents. Furthermore, we believe that our financial statements are materially correct.
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
Changes in Internal Control
There have not been any changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is incorporated by reference from our Information Statement to be filed with the SEC in connection with the actions of our majority shareholder in lieu of holding a 2008 Annual Meeting of Stockholders (the “Information Statement”).
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation filed March 16, 2007(6)

3.2		Certificate of Designations creating Series A Preferred Stock (3)

3.3		Bylaws, as amended and restated (1)

4.1		Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC (3)

4.2		Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC (2)

4.3		Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC (4)

4.4		Form of Promissory Note issued in the Fall 2006 Offering (5)

4.5		Form of Warrant issued in the Fall 2006 Offering(6)

4.6		Form of Promissory Note issued in the 2007 Offering (10)

4.7		Form of Warrant issued in the 2007 Offering (10)

4.8		Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC(6)

4.9		Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)

4.10		Form of One-Year Warrant issued in the Spring 2008 Offering (12)

4.11		Form of Three-Year Warrant issued in the Spring 2008 Offering (12)

4.12		Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (12)

4.13	*	Form of Convertible Promissory Note issued in the Fall 2008 Offering

4.14	*	Form of One-Year Warrant issued in the Fall 2008 Offering

4.15	*	Form of Three-Year Warrant issued in the Fall 2008 Offering

4.16	*	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering

4.17	*	Amended Form of One-Year Warrant issued in the Spring 2008 Offering

4.18	*	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering

10.1		Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(6)

10.2	†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert(6)

10.3	†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code(6)

Exhibit No.		Description of Exhibit

10.4		Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc. (6)

10.5		Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc. (6)

10.6		Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc. (6)

10.7		Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc. (6)

10.8		Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc. (6)

10.9		Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc. (6)

10.10		Promissory note related to professional fees(7)

10.11		BioLargo, Inc. 2007 Equity Incentive Plan(7)

10.12	†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano(8)

10.13		Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace(8)

10.14		Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer(8)

10.15	†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (9)

10.16		Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (11)

10.17		Form of Warrant issued to Howard Isaacs (111)

10.18		Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc. (12)

10.19		Sublease Agreement dated as of November 13, 2008 (12)

10.20		Engagement Extension Agreement dated as of February 1, 2009 between BioLargo, Inc. and Charles K. Dargan, II. (13)

21.1	*	List of Subsidiaries of the Registrant

24.1	*	Power of Attorney (included on Signature Page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.

(2)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.

(3)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.

(4)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.

(5)	Incorporated herein by reference from the Form 8-K filed by the Company on December 4, 2006.

(6)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.

(7)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.

(8)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.

(9)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.

(10)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007

(11)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.

(12)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.

(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.
Date: March 31, 2009	By:	/s/ DENNIS P. CALVERT
Dennis Calvert
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Dennis P. Calvert and Joseph L. Provenzano, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ DENNIS P. CALVERT Dennis Calvert	Chairman of the Board, Chief Executive Officer and President	March 31, 2009

/s/ CHARLES K. DARGAN II Charles K. Dargan II	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2009

/s/ KENNETH R. CODE Kenneth R. Code	Chief Technology Officer and Director	March 31, 2009

/s/ JOSEPH L. PROVENZANO Joseph Provenzano	Executive Vice President, Corporate Secretary and Director	March 31, 2009

/s/ GARY A. COX Gary Cox	Director	March 31, 2009

/s/ DENNIS E. MARSHALL Dennis E. Marshall	Director	March 31, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
BioLargo, Inc.
I have audited the consolidated balance sheets of BioLargo, Inc. and Subsidiary the (“Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.
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
In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ JEFFREY S. GILBERT
Los Angeles, California
March 27, 2009

PART I
Item 1. Financial Statements
BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2008

	December 31,	December 31,
	2007	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,809	$90,384
Prepaid expenses	4,584	4,586

Total current assets	462,393	94,970

FIXED ASSETS
Equipment, net	—	25,954

Total fixed assets	—	25,954

OTHER ASSETS
Licensing rights, net	10,655,164	9,633,052
Assigned agreements, net	340,377	255,285

TOTAL ASSETS	$11,457,934	$10,009,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$781,221	$993,431
Accrued option compensation expense	635,845	657,801
Convertible notes payable, current portion	1,000,000	1,000,000
Discount on convertible notes, current portion net of amortization	(443,212)	(568,738)
Note payable	22,076	—

Total Current Liabilities	1,995,930	2,082,494

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,000,000	973,625
Discount on convertible notes, net of current portion and amortization	(573,963)	(400,950)

Total Long-term Liabilities	426,037	572,675

TOTAL LIABILITIES	2,421,967	2,655,169

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2008 and December 31, 2007.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 42,261,268 and 39,980,611 Shares Issued, at December 31, 2008 and December 31, 2007, respectively	26,779	28,319
Additional Paid-In Capital	44,022,471	49,534,305
Accumulated Deficit	(35,013,283)	(42,156,032)

Total Stockholders’ Equity	9,035,967	7,384,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,457,934	$10,009,261

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2008

	2007	2008

Revenue	$80,000	$—

Total revenue	80,000	—

Costs and expenses
Selling, general and administrative	2,994,516	4,829,061
Research and development	131,349	113,748
Amortization	738,136	1,109,940

Total costs and expenses	3,864,001	6,052,749

Loss from operations	(3,864,001)	(6,052,749)

Other income and (expense)
Interest expense	(1,564,312)	(1,149,986)
Other income	88,923	59,985

Net other income and (expense)	(1,475,389)	(1,090,001)

Net loss	$(5,259,390)	$(7,142,750)

Loss per common share — basic and diluted
Loss per share	$(0.18)	$(0.17)

Weighted average common share equivalents outstanding	28,791,898	41,622,951

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total
BALANCE DECEMBER 31, 2006	3,135,822	$2,087	$24,422,819	$(29,753,892)	$(5,328,986)

Conversion of note obligations (including additional interest expense)	6,985,441	4,680	3,125,610		3,130,290
Conversion of consultant obligations (including additional expense)	2,316,884	1,556	1,307,035		1,308,591
Conversion of Board of Directors and officer payable obligations	1,735,535	1,166	684,993		686,159
Issuance of warrants as part of convertible note offering	—	—	992,221		992,221
Issuance of stock options to Board of Directors and consultants	—	—	156,268		156,268
Shares issued for the acquisition of assets from IOWC	22,139,012	14,833	11,718,844		11,733,677
Conversion of Augustine note payable	2,031,553	1,361	715,777		717,138
Conversion of New Millennium Note payable obligation (related party)	1,636,364	1,096	898,904		900,000
Net Loss for the year ended December 31, 2007				(5,259,390)	(5,259,390)

BALANCE DECEMBER 31, 2007	39,980,611	$26,779	$44,022,471	$(35,013,282)	$9,035,968
Exercised warrants	487,000	334	608,416		608,750
Issuance of warrants as part of convertible note offering	—	—	788,971		788,971
Fair value of warrant repricing			76,300		76,300
Vested portion of stock options	—	—	1,705,276		1,705,276
Issuance of warrants to consultants	—	—	317,225		317,225
Issuance of stock options to Board of Directors and consultants	—	—	748,876		748,876
Issuance of stock for services	87,441	39	42,428		42,467
Conversion of convertible note payable obligations	1,706,216	1,167	1,171,842		1,173,009
Net loss for the year ended December 31, 2008				(7,142,750)	(7,142,750)

BALANCE DECEMBER 31, 2008	42,261,268	$28,319	$49,534,305	$(42,156,032)	$7,354,092

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007 AND 2008

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,259,390)		$(7,142,750)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to conversion of noteholder obligations	1,216,904		75,362
Non-cash expense related to stock issued to consultants and professionals for settlement of obligations	606,655		42,452
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	514,946		877,097
Non-cash expense related to options issued to officers	643,843		1,251,548
Non-cash expense related to options issued to consultants	148,270		1,195,560
Non-cash expense related to warrants issued to consultants	—		317,225
Amortization and depreciation expense	738,136		1,109,940
Decrease in prepaid expense	11,916		—
Increase in accounts payable and accrued expenses	91,195		374,532

Net Cash Used In Operating Activities	(1,287,525)		(1,899,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—		(28,690)

Net Cash Used In Investing Activities	—		(28,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	—		608,750
Payments on note payable	—		(22,076)
Proceeds from convertible notes	1,516,000		973,625

Net Cash Provided By Financing Activities	1,516,000		1,560,299

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(228,475)		(367,425)
CASH AND CASH EQUIVALENTS — BEGINNING	229,334		457,809

CASH AND CASH EQUIVALENTS — ENDING	$457,809		$90,384

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—		$—

Income taxes	$—		$—

Conversion of note payable, related party to shares of the Company’s common stock	$900,000		$—

Conversion of convertible notes to shares of the Company’s common stock	$2,373,120		$1,173,009

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$686,159	$

Consultant obligations	$1,262,841		$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$992,221		$865,271

Repriced warrants in conjunction with convertible note offering	$—		$76,300

Issuance of shares of the Company’s common stock in conjunction with the acquisition of assets from IOWC	$11,733,676		$—

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
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $7,142,750 for the year ended December 31, 2008, negative working capital of $1,987,524 for the year ended December 31, 2008, and negative cash flow from operating activities of $1,899,034 for the year ended December 31, 2008, and an accumulated stockholders’ deficit of $42,156,032 as of December 31, 2008. Also, as of December 31, 2008, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
As of December 31, 2008, cash and cash equivalents totaled $90,384, We had no revenues in the year ended December 31, 2008, and financing activities funded operations.
During the year ended December 31, 2008, we sold an aggregate $973,625 principal amount of our convertible promissory notes. This amount was sold pursuant to our outstanding private securities offerings in 2008. (See Note 4.)
During the year ended December 31, 2008, we received $608,750 from the exercise of our warrants. (See Note 5.)
As of December 31, 2008, we had $1,973,625 aggregate principal amount, together with $179,373 accrued and unpaid interest, outstanding on promissory notes that mature at various times during 2009, 2010 and 2011. (See Notes 4 and 9.)
In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, account payables and accrued expenses and taxes, among others.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Business Overview
By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant — iodine — in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne™, which works by combining minerals with water from any source and delivering “free iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant performance with concerns about toxicity.
In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc. (see “Strategic Alliance with Ioteq” below). The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.
Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in two primary areas — the development of certain products designed for the animal health industry, and agriculture.
First, we are focused on commercializing our BioLargo technology and the Isan system in products applicable to the agriculture industry. We are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne and for the Isan system. The Isan related opportunities are focused primarily on post-harvest treatment of fruits and vegetables, irrigation supply, and hydroponic growers. We continue to work with a number of very large global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for these technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about its ability to successfully conclude such partnership arrangements.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second, in 2008, we engaged in the development of three products incorporating our BioLargo technology under the brand name “Odor-No-More”. At the end of 2008 we began to test market the products in the animal health industry. The primary benefits of the three products are odor and moisture control. In 2009, we intend to continue the test marketing program, and, if successful and if we are adequately financed, launch the products commercially.
Although we are focused primarily on odor control products and agriculture, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.
Strategic Alliance with Ioteq
In August 2008, we entered into a marketing and representation agreement (the “Marketing Agreement”) with Ioteq IP Pty, Ltd., an Australian company, and its United States affiliate Ioteq Inc. (collectively, “Ioteq”), pursuant to which we will represent and market Ioteq’s iodine-based disinfection technology, Isan®, on an exclusive basis in the United States and on a non-exclusive basis in the rest of the world, with respect to seeking, identifying, introducing and negotiating various business opportunities.
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
Odor-No-More™
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantage being odor control. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We are actively test marketing the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The primary benefit of each product is the ability to eliminate odors, perform rapidly, and hold moisture more effectively than competing products. The Animal Bedding Additive and Cat Litter Additive also contain super absorbent materials, and extend the useful life of the customer’s current bedding or litter products for their animal care needs. Each product has other potential benefits for the customer all of which focus on helping owners keep their animals clean, dry, safe and healthy. We intend to continue our test marketing efforts. If our test marketing is successful, and we are adequately capitalized, we intend to launch these products commercially.
Acquisition of the BioLargo Technology
On April 30, 2007, we completed the acquisition of certain intellectual property and other assets from IOWC, pursuant to an Asset Purchase Agreement dated as of April 30, 2007 between the Company, IOWC and Mr. Code (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, Mr. Code and IOWC sold, transferred and assigned to the Company all of their rights, title and interests to (i) certain United States patents, (ii) all proprietary knowledge, trade secrets, confidential information, computer software and licenses, formulae, designs and drawings, quality control data, processes (whether secret or not), methods, inventions and other similar know-how or rights relating to or arising out of the patents, (iii) all license and distribution agreements to which either Mr. Code or IOWC was then a party, and (iv) other records, in exchange for 22,139,012 shares of the Company’s common stock. Mr. Code and certain other co-inventors of intellectual property had previously assigned to us all of their right title and interest to six patent applications filed with the United States Patent and Trademark Office (“USPTO”) and two additional patent applications filed pursuant to the international Patent Cooperation Treaty (“PCT”). Prior interim agreements between the Company and IOWC or Mr. Code were terminated concurrently with the closing of the Asset Purchase Agreement. The IOWC Shares were issued to IOWC at the closing. Such shares constituted full payment for the obligations of the Company owed to Mr. Code and IOWC for the license rights, assigned agreements, patents and related intellectual property acquired by the Company from Mr. Code and IOWC.
The Asset Purchase Agreement also contains customary provisions relating to representations and warranties, indemnity, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for asset purchase transactions.
Change in Control; Election of Mr. Code as Director
The acquisition of the BioLargo technology resulted in a change of control of the Company. In connection with the completion of the acquisition of the BioLargo technology, we issued 22,139,012 shares of its common stock to IOWC (the “IOWC Shares”). IOWC is controlled by Mr. Code. The IOWC Shares, together with 620,637 shares of common stock, previously issued to Mr. Code under the Consulting Agreement, constituted approximately 57.8% of our issued and outstanding stock as of April 30, 2007.
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies
a) Principles of Consolidation.
As of December 31, 2008, we had one subsidiary, BioLargo Life Technologies, Inc. (“BLTI”). In December 2007, we formally closed our other subsidiary, NuWay Sports, LLC. The consolidated balance sheets include the accounts of BioLargo, Inc., BLTI and NuWay Sports, LLC. All significant inter-company balances have been eliminated in consolidation.
b) Cash and Cash Equivalents.
We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.
c) Equipment.
Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $25,954 as of December 31, 2008. Depreciation expense for the years ended December 31, 2007 and 2008 was $0 and $2,736, respectively.
d) Long-Lived Assets.
We review intangible assets in accordance with FASB 142 “Goodwill and Other Intangible Assets” and estimate the useful lives, where appropriate. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows.
e) Earnings (Loss) Per Share.
We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2007 and 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
g) Stock Options and Warrants issued for Services.
All share-based payments to employees, including grants to employee stock options, are recognized in the financial statements based on their fair values.
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
j) Current Accounting Pronouncements.
In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversions (Including Partial Cash Settlement) (“APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2009, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS No. 160 will have a material affect on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.
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
Note 3. Intangible Assets/Long-lived Assets
Licensing rights are stated on the balance sheet net of accumulated amortization of $9,633,052 as of December 31, 2008. Amortization expense for the years ended December 31, 2007 and 2008 was $681,408 and $1,022,112, respectively. At December 31, 2008 the weighted average remaining amortization period for the licensing rights was approximately 10 years.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $255,285 at December 31, 2008. Amortization expense for the years ended December 31, 2007 and 2008 was $56,728 and $85,092, respectively. At December 31, 2008 the Assigned Agreements have a remaining amortization period of approximately 3 years.
Note 4. Sale of Unregistered Securities
Fall 2008 Offering
In October 2008 we commenced a private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.
As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. Also as originally offered, purchasers of the Fall 2008 Notes were to receive, for no additional consideration, two stock purchase warrants, each of which entitled the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note was convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at an initial price of $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at an initial price of $2.00 per share and was due to expire on October 15, 2011.
On January 16, 2009, our Board of Directors amended the terms of the Offering as follows: (i) the initial conversion price of the Fall 2008 Notes was reduced from $1.00 per share to $0.50 per share; (ii) the exercise price of the Fall 2008 One-Year Warrant was reduced from $1.00 per share to $0.75 per share; (iii) the exercise price of the Fall 2008 Three-Year Warrant was reduced from $2.00 per share to $1.00 per share; and the number of shares of our Common Stock for which the Fall 2008 One-Year Warrants and the Fall 2008 Three-Year Warrants may be exercised is being increased from one share per dollar invested to two shares for each dollar invested.
From the inception of the of the Fall 2008 Offering in October 2008, through December 31, 2008 we received gross and net proceeds of $60,000 from four investors and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 120,000 shares of our common stock. (See also Note 13.)
Spring 2008 Offering
Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,625 of our 10% convertible notes (the “Spring 2008 Notes”), which are due and payable on March 31, 2010, to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date of the Spring 2008 Notes.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitles the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is convertible. The “Spring 2008 One-Year Warrants” expire on March 31, 2009 and are exercisable at $0.50 (originally $1.50) per share. The “Spring 2008 Three-Year Warrants” are exercisable at an initial exercise price of $2.00 per share and expire on March 31, 2011. On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share. (See Note 13.) As of the date of this Report, none of the Spring 2008 One-Year Warrants have been exercised.
2007 Offering
Pursuant to a private offering that commenced in May 2007 (the “2007 Offering”) and terminated December 2007, we sold an aggregate $1,000,000 of our convertible notes, which are due and payable on September 30, 2009 (“2009 Notes”). Interest accrues at 10% compounding annually and is payable at our option in cash or stock at an initial conversion rate of $0.70 per share. Purchasers of the 2009 Notes received, for no additional consideration, stock purchase warrants (the “2009 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of common stock into which the principal amount of the investor’s 2009 Note is convertible. The 2009 Warrants are exercisable at $1.30 per share and will expire on September 30, 2010. (See Note 5.)
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
The 2007 Notes have not been converted and remain outstanding, and are recorded on the December 31, 2008 balance sheet as convertible notes payable as current liabilities.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fall 2006 Offering
In September 2006, we commenced a private offering that terminated in April 2007 (the “Fall 2006 Offering”). We sold an aggregate $1,000,000 principal amount of our promissory notes (the “Fall 2006 Notes”) due and payable September 13, 2008 to 43 investors, the principal amount of which is convertible into 1,454,546 shares of our common stock. Of this amount, we sold an aggregate $484,000 principal amount of Fall 2006 Notes as of December 31, 2006, and the $516,000 during 2007. Each Fall 2006 Note bears interest at a rate of 10% per annum, such interest to be paid, at our option, in cash or stock at an initial conversion rate of $0.6875 per share. Purchasers of the Fall 2006 Notes received, for no additional consideration, a stock purchase warrant (the “Fall 2006 Warrant”) entitling the holder to purchase the number of shares of our common stock into which the principal amount of the investor’s Fall 2006 Note is convertible. The Fall 2006 Warrant was exercisable at an initial price of $1.25 per share, and expired on September 13, 2009. (See Note 5.)
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
From the inception of the Fall 2006 Offering in September 2006 through its termination in April 2007, we received gross and net proceeds of $1,000,000 and issued Fall 2006 Notes, the principal amount of which allow for conversion into an aggregate 1,454,564 shares of our common stock.
In May 2008, at the request of one holder of Fall 2006 Notes, we converted an aggregate principal amount of $75,000 and $10,687 of accrued but unpaid interest into 124,636 shares of our common stock, at a conversion rate of $0.6875 per share. On September 13, 2008, we converted an aggregate principal amount of $925,000, which amount represented the entire then outstanding principal amount of the Fall 2006 Notes, and $162,322 of accrued but unpaid interest, into an aggregate 1,581,580 shares of our common stock, at a conversion rate of $0.6875 per share. As of December 31, 2008, all of the Fall 2006 Notes have been converted into shares of our common stock.
Issuance of Securities in exchange for payment of payables
On March 15, 2007, our board of directors and Mr. Calvert agreed to convert unpaid accrued compensation due Mr. Calvert for periods prior to January 1, 2007, in the amount of $337,796, into 900,790 shares of our common stock at a price of $0.375 per share, which was the last bid price on the date of conversion.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On April 11, 2007, an investor converted an aggregate $717,138 of principal and accrued but unpaid interest on a promissory note issued in 2003 into 2,031,553 shares of our common stock. The note had a maturity date of May 1, 2007, and provided for a conversion price equal to the last bid price of the five trading days preceding the date of conversion, or $0.353 per share.
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
On November 6, 2008, we issued 50,000 shares of our common stock to a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.
On December 29, 2008, we issued 16,950 shares of our common stock to a director in exchange for his services as a director. We also issued, on December 29, 2008, 20,491 shares of our common stock in payment of rent pursuant to our Sublease agreement.
All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Warrants
During the year ended December 31, 2008, we agreed to issue warrants to purchase an aggregate 2,043,549 shares of our common stock. This included the following:
(i) We issued warrants to purchase up to an aggregate 240,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase 120,000 shares which expire October 15, 2009, at an original exercise price of $1.00 per share, and Fall 2008 Three-Year Warrants to purchase 120,000 shares which expire October 15, 2011, at an original exercise price of $2.00 per share. (Subsequent to the year ended December 31, 2008, we reduced the exercise price of these warrants; see Note 13.)
(ii) We issued warrants to purchase up to an aggregate 1,353,550 shares of our common stock to purchasers of our Spring 2008 Notes, consisting of Spring 2008 One-Year Warrants to purchase 676,775 shares which expire March 31, 2009, at an original exercise price of $1.50 per share, and Spring 2008 Three-Year Warrants to purchase 676,775 shares which expire March 31, 2011, at an original exercise price of $2.00 per share. On September 18, 2009, the exercise price of the Spring 2008 One-Year Warrants was reduced from $1.50 to $1.00, resulting in additional fair value totaling $76,300, which is recorded as Discount on Convertible Notes. (Subsequent to the year ended December 31, 2008, we further reduced the exercise price of the Spring 2008 One-Year Warrants; see Note 13.)
(iii) We issued warrants to purchase up to 199,999 shares of our common stock to a consultant in exchange for services, pursuant to terms of the contract with the consultant, as follows: a warrant on January 31, 2008 to purchase up to 33,333 shares of common stock at $1.00 per share; a warrant on January 31, 2008 to purchase up to 100,000 shares of common stock at $1.50 per share; a warrant on February 29, 2008 to purchase up to 33,333 shares of common stock at $1.58 per share; and a warrant on March 31, 2008 to purchase up to 33,333 shares of common stock at $1.24 per share. These warrants vested immediately and expire ten years from the date of their respective issuance.
(iv) We issued a warrant to purchase up to 250,000 shares of our common stock in exchange for services, pursuant to terms of the contract with a consultant, at an exercise price of $1.00 per share. This warrant was issued October 31, 2008, and vests in 50,000 share increments on the last day of each of the subsequent five months and expire three years from the date of issuance.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2007	5,292,682	$0.125 – 1.50
Issued	2,043,549	$1.00 – 2.00
Exercised	(487,000)	$1.25
Expired	(1,289,534)	$0.88 – 1.25

Outstanding as of December 31, 2008	5,559,697	$0.125 – 2.00

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

	2007	2008
Risk free interest rate	4.52%	1.83 – 2.49%
Expected volatility	276 – 310%	203 – 615%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.25 – 1.50	0.50 – 3.00
The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The aggregate fair value of the warrants issued and outstanding as of December 31, 2008 totaled $2,992,951. A total of $375,478 was issued to consultants of which $317,225 was expensed during the year ended December 31, 2008 and the remaining $58,253 was expensed during the year ended December 31, 2007. The remaining fair value of the warrants issued and outstanding of $2,617,473 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of accumulated amortization of $1,647,785. During the years ended December 31, 2008 and December 31, 2007, we recorded interest expense related to the amortization of the discount on convertible notes of $877,097 and $514,946, respectively.
During the year ended December 31, 2008 we received an aggregate $608,750 from the exercise of our warrants and issued 487,000 shares of our common stock at an exercise price of $1.25 per share.
During the year ended December 31, 2008, warrants to purchase 1,276,200 shares of our common stock at an exercise price of $1.25 and warrants to purchase 13,334 shares of our common stock at an exercise price of $1.50 expired unexercised.
During 2007, we issued warrants to purchase an aggregate 2,179,128 shares of our common stock to investors as part of two private offerings, as follows. In connection with the Fall 2006 Offering we issued warrants to purchase 704,000 shares of our common stock. The warrants allow for the holders to purchase shares of our common stock at an exercise price of $1.25 per share, and expire on September 13, 2009. In connection with the 2007 Offering, we issued warrants to purchase 1,428,582 shares of our common stock. The warrants allow for the holder to purchase shares of our common stock at an exercise price of $1.30 per share, and expire September 30, 2010. (See Note 5.)

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 6. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2008 and December 31, 2007 there were no outstanding shares of our preferred stock.
Common Stock
As of December 31, 2007 and 2008 there were 39,980,611 and 42,261,268 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2008 was due to (i) the issuance of 487,000 shares of our common stock in connection with the exercise of warrants (see Note 5), (ii) the issuance of 1,706,216 shares of our common stock in connection with the conversion of the Fall 2006 Notes, including principal and accrued and unpaid interest (see Note 4), (iii) the issuance of 50,000 shares of our common stock to a consultant in exchange for services, (iv) the issuance of 16,950 shares of our common stock to a director in exchange for his services as a director, and (v) the issuance of 20,491 share of our common stock in payment of rent pursuant to our Sublease Agreement (see Note 12).
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2008, we granted options to purchase shares of our common stock at the rate of 10,000 shares per month, or a total of 140,000 shares, to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.35 and $1.89 depending upon their respective dates of grant. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.
On May 29, 2008, we issued two options pursuant to the 2007 Plan to purchase up to 10,000 shares of our common stock (20,000 shares in the aggregate) at an exercise price of $1.45 per share to each of our independent directors (each, a “Director Option”). Each Director Option is exercisable for ten years and vests on the first anniversary of its date of grant. The fair value of the Director Options was $29,000, all of which was expensed in the year ended December 31, 2008.
During the year ended December 31, 2007, we issued options pursuant to the 2007 Plan to purchase up to an aggregate 625,000 shares of our common stock. The fair value of these options was an aggregate $576,700. The options are exercisable at a price range of $0.40 to $1.03 and expire ten years from the grant date. Of this amount, $106,700 was expensed during the year ended December 31, 2007. The remaining fair value of $470,000 will be expensed ratably over the applicable vesting period.
During the years ended December 31, 2007 and 2008 we recorded an aggregate $106,700 and $365,561 in option compensation expense related to options issued pursuant to the 2007 Plan.
Activity for our stock options under the 2007 Plan for the year ended December 31, 2008 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2007	625,000	5,375,000	$0.40 – $1.03	$0.95
Granted	160,000	(160,000)	$0.35 – 1.89	$1.31
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, December 31, 2008	785,000	5,215,000	$0.35 – $1.89	$1.02

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2008.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
		Remaining	Average	Shares at	Weighted
		Contractual	Exercise	December 31,	Average
Options Outstanding at December 31, 2008	Exercise Price	Life	Price	2008	Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	10	$1.04	110,000	$1.04
Stock Options Issued Outside the 2007 Equity Incentive Plan
On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer (see Note 12), we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240, and for the years ended December 31, 2007 and 2008 we recognized $0 and $1,181,340 of consulting expense, respectively.
On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306, and for the years ended December 31, 2007 and 2008 we recognized $635,846 and $953,768 of compensation expense, respectively.
We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2008:

	Non plan
	Option	2007 Plan
Risk free interest rate	2.17 – 4.50%	2.75 – 4.72%
Expected volatility	800%	800 – 837%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2007	2008
Accounts payable and accrued expenses	$229,518	$302,518
Accrued interest	493,860	560,031
Officer and Board of Director payable	57,843	130,882

Total Accounts Payable and Accrued Expenses	$781,221	$993,431

The accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), a related party, which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Note 10). The remaining $179,373 of accrued interest relates to the outstanding convertible notes. During 2008 we converted $173,009 of accrued and unpaid interest into 1,706,216 shares of our common stock at $0.6875 per share. During the years ended December 31, 2007 and 2008, we recorded $161,742 and $237,228 of interest expense related to the convertible notes outstanding, respectively.
Note 9. Other Promissory Notes
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Related Party Transactions
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
On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008, subsequently extended to April 30, 2009 by the Board of Directors and New Millennium.
Note 11. Provision for Income Taxes
At December 31, 2008 we had federal and California tax net operating loss carry-forwards of approximately $32.9 million and $23.0 million, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry-forwards.
At December 31, 2008 we had amortization resulting in deferred tax assets totaling approximately $1,109,940.
Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.
Note 12. Commitments and Contingencies
Litigation
From time to time, we are party to various claims, legal actions and complaints arising periodically in the ordinary course of our business. In the opinion of management, no such matters will have a material adverse effect on our financial position or results of operations.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Attorney Fee Settlement
In February 2008, we agreed to pay $25,000, issue 15,000 shares of our common stock, and issue warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance, in settlement of an account owed to a service provider. Since the date of the settlement, certain facts have come to light, and therefore, as of the date of this Report, we have not issued the common stock or the warrants, but have recorded a $42,050 expense in connection therewith.
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mr. Dargan will be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. The agreement with Mr. Dargan also contains provisions regarding indemnification and arbitration of disputes.
Subsequent to the year ended December 31, 2008, Mr. Dargan’s agreement was extended. (See Note 13.)
Other Consulting Agreements
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
Each of Messrs. Wallace and Szolomayer shall be entitled to one-half (1/2) of the above-stated minimum amounts included in the Commission Pool during each calendar year during the term of the Consulting Agreements. Any and all of amounts in the Commission Pool which we may, in our sole and absolute discretion, contribute in excess of such above-stated minimum amounts up to the above-stated maximum amounts shall be paid to such persons, including either or both of Messrs. Wallace and Szolomayer, and in such amounts as we shall determine in its sole and absolutely discretion. Pursuant to the Consulting Agreements, each of Messrs. Wallace and Szolomayer received an Option to purchase 1,200,000 shares of our common stock at $0.99 per share. Each Option is exercisable for five years, and vests in four equal installments commencing on the date of the respective Consulting Agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his Consulting Agreement as of such Option Vesting Date. (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13. Subsequent Events
Fall 2008 Offering — Repricing
On January 16, 2009, our Board of Directors amended the terms of the Fall 2008 Offering as follows: (i) the initial conversion price of the Fall 2008 Notes was reduced from $1.00 per share to $0.50 per share; (ii) the exercise price of the Fall 2008 One-Year Warrant was reduced from $1.00 per share to $0.75 per share; (iii) the exercise price of the Fall 2008 Three-Year Warrant was reduced from $2.00 per share to $1.00 per share; and the number of shares of our Common Stock for which the Fall 2008 One-Year Warrants and the Fall 2008 Three-Year Warrants may be exercised is being increased from one share per dollar invested to two shares for each dollar invested.
Subsequent to the year ended December 31, 2008, through March 27, 2009, we sold $443,000 aggregate principal amount of Fall 2008 Notes, and issued Fall 2008 One-Year Warrants to purchase an aggregate 886,000 shares of our common stock at an exercise price of $0.75, and Fall 2008 Three-Year Warrants to purchase an aggregate 886,000 shares of our common stock at an exercise price of $1.00 per share, to ten investors.
Extension of Engagement of Charles K. Dargan, II as Chief Financial Officer
On February 23, 2009, we agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”), pursuant to which Mr. Dargan served as the Company’s Chief Financial Officer for a period of one year, expiring January 31, 2009. The Engagement Extension Agreement dated as of February 1, 2009 (the “Engagement Extension Agreement”) provides for an additional one-year term effective February 1, 2009 (the “Extended Term”). During the Extended Term, Mr. Dargan will continue to receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which the Company files its periodic reports with the Securities and Exchange Commission.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the cash compensation specified above, Mr. Dargan will be issued stock options over the Extended Term as follows:
•	an option to purchase 50,000 shares of the Company’s common stock, granted on February 23, 2009, at an exercise price equal to the closing price of a share of the Company’s common stock on the grant date, such option to vest in full 90 days after grant; and
•	options to purchase 10,000 shares of the Company’s common stock, each such option to be granted on the last day of each month commencing April 2009 and ending January 2010, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each such grant date, at an exercise price equal to the closing price of a share of the Company’s common stock on each grant date, each such option to be fully vested upon grant.
Mr. Dargan will continue to be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation filed March 16, 2007(6)

3.2		Certificate of Designations creating Series A Preferred Stock (3)

3.3		Bylaws, as amended and restated (1)

4.1		Amended and Restated Warrant No. AG-1 to purchase shares of common stock held by Augustine II LLC (3)

4.2		Secured Promissory Note in the face amount of $1,120,000 issued to Summitt Ventures, Inc., assigned to New Millennium Capital Partners, LLC (2)

4.3		Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC (4)

4.4		Form of Promissory Note issued in the Fall 2006 Offering (5)

4.5		Form of Warrant issued in the Fall 2006 Offering(6)

4.6		Form of Promissory Note issued in the 2007 Offering (10)

4.7		Form of Warrant issued in the 2007 Offering (10)

4.8		Conversion Agreement dated April 13, 2007 between the Company and New Millennium Capital Partners LLC(6)

4.9		Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)

4.10		Form of One-Year Warrant issued in the Spring 2008 Offering (12)

4.11		Form of Three-Year Warrant issued in the Spring 2008 Offering (12)

4.12		Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (12)

4.13	*	Form of Convertible Promissory Note issued in the Fall 2008 Offering

4.14	*	Form of One-Year Warrant issued in the Fall 2008 Offering

4.15	*	Form of Three-Year Warrant issued in the Fall 2008 Offering

4.16	*	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering

4.17	*	Amended Form of One-Year Warrant issued in the Spring 2008 Offering

4.18	*	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering

10.1		Asset Purchase Agreement dated as of April 30, 2007 between the Company, BioLargo Life Technologies, Inc., IOWC Technologies, Inc., and Kenneth R. Code(6)

10.2	†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis Calvert(6)

10.3	†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code(6)

Exhibit No.		Description of Exhibit

10.4		Assignment of USPTO Patent Application 11/516,958 to BioLargo Life Technologies, Inc. (6)

10.5		Assignment of USPTO Patent Application 11/516,960 to BioLargo Life Technologies, Inc. (6)

10.6		Assignment of USPTO Patent Application 60/850,976 to BioLargo Life Technologies, Inc. (6)

10.7		Assignment of USPTO Patent Application 60/873,763 to BioLargo Life Technologies, Inc. (6)

10.8		Assignment of USPTO Patent Application 60/881,061 to BioLargo Life Technologies, Inc. (6)

10.9		Assignment of USPTO Patent Application 60/900,374 to BioLargo Life Technologies, Inc. (6)

10.10		Promissory note related to professional fees(7)

10.11		BioLargo, Inc. 2007 Equity Incentive Plan(7)

10.12	†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano(8)

10.13		Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace(8)

10.14		Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer(8)

10.15	†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (9)

10.16		Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (11)

10.17		Form of Warrant issued to Howard Isaacs (111)

10.18		Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc. (12)

10.19		Sublease Agreement dated as of November 13, 2008 (12)

10.20		Engagement Extension Agreement dated as of February 1, 2009 between BioLargo, Inc. and Charles K. Dargan, II. (13)

21.1	*	List of Subsidiaries of the Registrant

24.1	*	Power of Attorney (included on Signature Page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.

(2)	Incorporated herein by reference from the Form 8-K filed by the Company on May 1, 2003.

(3)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.

(4)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.

(5)	Incorporated herein by reference from the Form 8-K filed by the Company on December 4, 2006.

(6)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.

(7)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.

(8)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.

(9)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.

(10)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007

(11)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.

(12)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.

(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.