Form 10-Q
period 2009-03-31
BIOLARGO, INC.
filed 2009-05-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2009 was 42,349,018 shares.

BIOLARGO, INC.
FORM 10-Q
INDEX

i

PART I
Item 1. Financial Statements
BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND MARCH 31, 2009

	December 31,	March 31,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,384	$216,817
Other assets	4,586	13,025

Total current assets	94,970	229,842

FIXED ASSETS
Equipment, net	25,954	23,563

Total fixed assets	25,954	23,563

OTHER ASSETS
Licensing rights, net	9,633,052	9,377,524
Assigned agreements, net	255,285	234,012

TOTAL ASSETS	$10,009,261	$9,864,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$993,431	$1,234,343
Accrued option compensation expense	657,801	1,105,789
Convertible notes payable, current portion	1,000,000	1,000,000
Discount on convertible notes, current portion net of amortization	(568,738)	(90,383)

Total Current Liabilities	2,082,494	3,249,749

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	973,625	1,373,625
Discount on convertible notes, net of current portion and amortization	(400,950)	(872,914)

Total Long-term Liabilities	572,675	500,711

TOTAL LIABILITIES	2,655,169	3,750,460

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding, at March 31, 2009 and December 31, 2008.	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 42,349,018 and 42,261,268 shares issued, at March 31, 2009 and December 31, 2008, respectively	28,319	28,381
Additional Paid-In Capital	49,481,805	49,950,548
Accumulated Deficit	(42,156,032)	(43,864,448)

Total Stockholders’ Equity	7,354,092	6,114,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,009,261	$9,864,941

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2009

	For the three-month periods
	ended March 31,
	2008	2009

Revenue	$—	$—

Total revenue	—	—

Costs and expenses
Selling, general and administrative	1,912,214	991,790
Research and development	49,723	36,929
Amortization	276,801	279,192

Total costs and expenses	2,238,738	1,307,911

Loss from operations	(2,238,738)	(1,307,911)

Other income and (expense)
Interest expense	(190,525)	(403,526)
Other income	13,000	3,021

Net other income and (expense)	(177,525)	(400,505)

Net loss	$(2,416,263)	$(1,708,416)

Loss per common share — basic and diluted
Loss per share	$(0.06)	$(0.04)

Weighted average common share equivalents outstanding	40,155,296	42,325,788

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total
BALANCE DECEMBER 31, 2008	42,261,268	$28,319	$49,481,805	$(42,156,032)	$7,354,092

Issuance of warrants as part of convertible note offering	—	—	368,989	—	368,989
Fair value of warrant repricing	—	—	52,967	—	52,967
Issuance of stock options to officer in lieu of services	—	—	8,466	—	8,466
Issuance of stock for services	87,750	62	38,321	—	38,383
Net loss for the three-month period ended March 31, 2008	—	—	—	(1,708,416)	(1,708,416)

	42,349,018	$28,381	$49,950,548	$(43,864,448)	$6,114,481

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2009

	For the three-month periods
	ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,416,263)	$(1,708,416)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	134,999	353,891
Non-cash expense related to options issued to officers	340,684	329,909
Non-cash expense related to warrants and options issued to consultants	1,018,417	201,000
Issuance of stock for services provided	—	28,383
Amortization and depreciation expense	276,260	279,192
Decrease (Increase) in prepaid expense	—	(7,096)
Increase in accounts payable and accrued expenses	180,961	249,570

Net Cash Used In Operating Activities	(464,943)	(273,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	608,750	—
Payments on note payable	(7,468)	—
Proceeds from convertible notes	—	400,000

Net Cash Provided By Financing Activities	601,282	400,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	136,340	126,433
CASH AND CASH EQUIVALENTS — BEGINNING	457,809	90,384

CASH AND CASH EQUIVALENTS — ENDING	$594,149	$216,817

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$—	$10,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$165,725	$400,000

Repriced warrants in conjunction with convertible note offering	$—	$52,967

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
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,708,416 for the three-month period ended March 31, 2009, negative working capital of $3,019,907 for the three-month period ended March 31, 2009, and negative cash flow from operating activities of $273,567 for the three-month period ended March 31, 2009, and an accumulated stockholders’ deficit of $43,864,448 as of March 31, 2009. Also, as of March 31, 2009, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
As of March 31, 2009, cash and cash equivalents totaled $216,817, we had no revenues in the three-month period ended March 31, 2009, and financing activities funded operations.
During the three-month period ended March 31, 2009, we received proceeds of $400,000 and issued convertible promissory notes pursuant to our outstanding private securities offering which began in October 2008. (See Note 3.)
As of March 31, 2009, we had $2,373,625 aggregate principal amount, together with $229,008 accrued and unpaid interest, outstanding on promissory notes that mature at various times during 2009, 2010 and 2011. (See Note 3.)
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarterly results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second, in 2008, we engaged in the development of three products incorporating our BioLargo technology under the brand name “Odor-No-More”. At the end of 2008 we began to test market the products in the animal health industry. The primary benefits of the three products are odor and moisture control. In the three-month period ended March 31, 2009, we continued to develop and test market our Odor-No-More products.
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
Odor-No-More™
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantage being odor control. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We are actively test marketing the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash
The primary benefit of each product is the ability to eliminate odors, perform rapidly, and hold moisture more effectively than competing products. The Animal Bedding Additive and Cat Litter Additive also contain super absorbent materials, and extend the useful life of the customer’s current bedding or litter products for their animal care needs. Each product has other potential benefits for the customer all of which focus on helping owners keep their facilities and animals clean, dry, safe and healthy. On May 13, 2009, as a result of our test marketing efforts, we announced the launch our Odor-No-More products, with a focus on the animal bedding additive and the facilities and equipment wash for the animal health industry.
Note 2. Intangible Assets/Long-lived Assets
Licensing rights are stated on the balance sheet net of accumulated amortization of $1,959,048 as of March 31, 2009. Amortization expense for the three-month period ended March 31, 2008 and 2009 was $255,528. At March 31, 2009 the weighted average remaining amortization period for the licensing rights was approximately 10 years.
Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $163,093 at March 31, 2009. Amortization expense for the three-month period ended March 31, 2008 and 2009 was $21,273. At March 31, 2009 the weighted average remaining amortization period was approximately 3 years.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Sale of Unregistered Securities
Fall 2008 Offering
In October 2008 we commenced a private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes, which offering terminated on March 31, 2009. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.
As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. Also as originally offered, purchasers of the Fall 2008 Notes were to receive, for no additional consideration, two stock purchase warrants, each of which entitled the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note was convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at an initial price of $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at an initial price of $2.00 per share and was due to expire on October 15, 2011. (See Note 4.)
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
From the inception of the Fall 2008 Offering in October 2008, through March 31, 2009 we received subscriptions for proceeds of $723,000 from seventeen investors. Of this amount, we received gross and net proceeds of $460,000, of which $60,000 was received during 2008 from four investors, and $400,000 during the three-month period ended March 31, 2009 from eight investors, and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 920,000 shares of our common stock. (See Note 11.)
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitles the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is convertible. The “Spring 2008 One-Year Warrants” expired on March 31, 2009 and were exercisable at $0.50 (originally $1.50) per share. The “Spring 2008 Three-Year Warrants” are exercisable at an initial exercise price of $2.00 per share and expire on March 31, 2011.
On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share. (See Note 4.)
Fall 2006 Offering
In May 2008, at the request of one holder of promissory notes issues pursuant to a private offering we commenced in September 2006 (the “Fall 2006 Offering”), we converted an aggregate principal amount of $75,000 and $10,687 of accrued but unpaid interest into 124,636 shares of our common stock, at a conversion rate of $0.6875 per share. On September 13, 2008, we converted an aggregate principal amount of $925,000, which amount represented the entire then outstanding principal amount of the promissory notes issued in the Fall 2006 Offering, and $162,322 of accrued but unpaid interest, into an aggregate 1,581,580 shares of our common stock, at a conversion rate of $0.6875 per share. As of December 31, 2008, all of the promissory notes issued in the Fall 2006 Offering have been converted into shares of our common stock.
Issuance of Securities in exchange for payment of payables
During the three-month period ended March 31, 2009, we issued 70,802 shares of our common stock, at prices ranging from $0.38 to $0.51, as payment of rental obligations totaling $21,287 pursuant to our Sublease agreement. In addition, we issued 16,948 shares of our common stock to a director, at $0.59 per share, in exchange for his services as a director.
All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.
Note 4. Warrants
Fall 2008 Warrants
During the three-month period ended March 31, 2009, we issued warrants to purchase up to an aggregate 1,600,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase up to an aggregate 800,000 shares which expire October 15, 2009, at an exercise price of $0.75 per share, and Fall 2008 Three-Year Warrants to purchase up to an aggregate 800,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share.
During 2008 we issued warrants to purchase up to an aggregate of 240,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase up to an aggregate120,000 shares which expire October 15, 2009, at an original exercise price of $1.00, and Fall 2008 Three-Year Warrants to purchase up to an aggregate120,000 shares which expire October 15, 2011, at an original exercise price of $2.00 per share. On January 16, 2009, the exercise price of the Fall 2008 One-Year Warrants was reduced from $1.00 to $0.75, and the exercise price of the Fall 2008 Three- Year Warrants was reduced from $2.00 to $1.00, resulting in additional fair value totaling $52,967, which is recorded as interest expense in the three-month period ended March 31, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Also on January 16, 2009, the exercise price of the Spring 2008 One-Year Warrants was reduced from $1.50 to $1.00, resulting in an immaterial fair value adjustment. These Spring 2008 One-Year Warrants to purchase up to an aggregate 676,775 shares of our common stock at an exercise price of $0.50, expired unexercised.
We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2008	5,439,697		$0.125 – 2.00
Issued	1,720,000		$0.75 – 1.00
Exercised	—	$
Expired	(676,775)		$0.50

Outstanding as of March 31, 2009	6,482,922		$0.125 – 2.00

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

	2008	2009
Risk free interest rate	2.11%	1.83 – 2.49%
Expected volatility	310%	203 – 615%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.50	0.50 – 3.00
The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The aggregate fair value of the warrants issued and outstanding as of March 31, 2009 totaled $3,498,417. Of this total, $87,500 was related to warrants issued to a consultant of which $35,000 was expensed during the year ended December 31, 2008 and the remaining $52,500 was expensed during the three-month period ended March 31, 2009. The remaining fair value of $3,070,439 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $1,843,902.
During the three-month periods ended March 31, 2008 and 2009, we recorded interest expense related to the amortization of the discount on convertible notes of $340,684 and $353,891, respectively.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of March 31, 2009 and December 31, 2008 there were no outstanding shares of our preferred stock.
Common Stock
As of December 31, 2008 and March 31, 2009 there were 42,261,268 and 42,349,018 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2009 was due to (i) the issuance of 16,948 shares of our common stock to a director in exchange for his services as a director, and (ii) the issuance of 70,802 share of our common stock in payment of rent pursuant to our Sublease Agreement (see Note 10).
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three-month period ended March 31, 2009, we granted options to purchase shares of our common stock which aggregated to 60,000 shares, to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.28 and $0.38 depending upon their respective dates of grant. The fair value of these options totaled $17,800, of which $13,133 was expensed during the three-month period ended March 31, 2009 and the remaining $4,667 is included on our balance sheet in accrued option compensation expense. Each option is exercisable for ten years from its respective date of grant.
During the three-month periods ended March 31, 2008 and 2009 we recorded an aggregate $70,665 and $439,202 in option compensation expense related to options issued pursuant to the 2007 Plan.
Activity for our stock options under the 2007 Plan for the three-month period ended March 31, 2009 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2008	785,000	5,215,000	$0.35 – $1.89	$1.02
Granted	60,000	(60,000)	$0.28 – 0.38	$0.30
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, March 31, 2009	845,000	5,155,000	$0.28 – $1.89	$0.97

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at March 31, 2009.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
		Remaining	Average	Shares at	Weighted
		Contractual	Exercise	March 31,	Average
Options Outstanding at March 31, 2009	Exercise Price	Life	Price	2009	Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	10	$1.04	110,000	$1.04
60,000	$0.28 – 0.38	10	$0.30	43,333	$0.30
Stock Options Issued Outside the 2007 Equity Incentive Plan
On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer, we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240, and for the three-month periods ended March 31, 2008 and 2009 we recognized $736,950 and $148,500 of consulting expense, respectively.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306, and for the three-month periods ended March 31, 2008 and 2009 we recognized $238,422 of compensation expense.
We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month periods ended March 31, 2008 and 2009:

	Non plan
	Option	2007 Plan
Risk free interest rate	2.17 – 4.50%	2.75 – 4.72%
Expected volatility	800%	654 – 800%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5
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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2008	2009
Accounts payable and accrued expenses	$302,518	$391,962
Accrued interest	560,031	609,666
Officer and Board of Director payable	130,882	232,715

Total Accounts Payable and Accrued Expenses	$993,431	$1,234,343

The accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note held by New Millennium Capital Partners, LLC (“New Millennium”), a related party, which was not included in the conversion of the principal and which balance will remain outstanding and will not accrue additional interest (see Notes 9 and 11). The remaining $229,008 of accrued interest relates to the outstanding convertible notes. During the three-month periods ended March 31, 2008 and 2009, we recorded $51,351and $49,635 of interest expense related to the convertible notes outstanding, respectively.
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
On April 13, 2007, we entered into an agreement with New Millennium whereby the $900,000 principal amount of the New Millennium Note was converted into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. The remaining accrued but unpaid interest in the amount of $380,658 was not converted, and the parties agreed that no further interest would accrue, and that the interest would be paid on or before January 15, 2008, subsequently extended to April 30, 2009 by the Board of Directors and New Millennium. (See Note 11.)
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
C.F.O Agreement Extension
On February 23, 2009, BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”), pursuant to which Mr. Dargan served as the Company’s Chief Financial Officer for a period of one year, expiring January 31, 2009. The Engagement Extension Agreement dated as of February 1, 2009 (the “Engagement Extension Agreement”) provides for an additional one-year term effective February 1, 2009 (the “Extended Term”). During the Extended Term, Mr. Dargan will continue to receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which the Company files its periodic reports with the Securities and Exchange Commission.
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
Note 11. Subsequent Events
New Millennium Note
On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of the Company’s common stock, exercisable at 55 cents per share. The expiration date of the option is April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reduction of Payables
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options may be exercised at $0.50 cents a share, an amount which was 20 cents a share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April 27, 2012.
The members of the Board, as well as the Company’s Chief Financial Officer, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. In addition, seven individuals who provided services to the Company agreed to reduce their payables by an aggregate $99,378 and accept Options to purchase up to an aggregate 298,135 shares, under the terms set forth by the Board.
Fall 2008 Offering
Subsequent to March 31, 2009, we received $178,000 from four investors, and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 356,000 shares of our common stock, issued Fall 2008 One-Year Warrants that allow purchase of up to an aggregate 356,000 shares of our common stock, and issued Fall 2008 Three-Year Warrants that allow purchase of up to an aggregate 356,000 shares of our common stock.
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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2009, unless expressly stated otherwise, and we undertake no duty to update this information.
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
Odor-No-More™
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantage being odor control. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We have test marketed the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash
The primary benefit of each product is the ability to eliminate odors, perform rapidly, and hold moisture more effectively than competing products. The Animal Bedding Additive and Cat Litter Additive also contain super absorbent materials, and extend the useful life of the customer’s current bedding or litter products for their animal care needs. Each product has other potential benefits for the customer all of which focus on helping owners keep their facilities and animals clean, dry, safe and healthy. On May 13, 2009, as a result of our test marketing efforts, we announced the launch our Odor-No-More products, with a focus on the animal bedding additive and the facilities and equipment wash for the animal health industry.

Results of Operations—Comparison of the three-month periods ended March 31, 2009 and 2008
We did not generate any revenues and incurred a net loss of $1,708,416 in the three-month period ended March 31, 2009, of which $913,183 consists of non-cash expenses related to the issuances of stock options, warrants and stock for services. During that time, we continued the development and test marketing of our Odor-No-More branded products, continued research and development on our technologies, and continued our efforts to market the Isan system.
Revenue
We generated no revenues from operations during the three-month periods ended March 31, 2009 and 2008.
Selling, General and Administrative Expense
Selling, General and Administrative expenses were $991,790 for the three-month period ended March 31, 2009, compared to $1,912,214 for the three-month period ended March 31, 2008, a decrease of $920,424. The largest components of these expenses were:
a. Salaries and Payroll-related Expenses: These expenses were $492,529 for the three-month period ended March 31, 2009, compared to $467,934 for the three-month period ended March 31, 2008, an increase of $24,595. There was no changes our management team and the increase is in line with the agreements in place with each officer.
b. Consulting Expenses: These expenses were $276,063 for the three-month period ended March 31, 2009, compared to $1,124,825 for the three-month period ended March 31, 2008, a decrease of $848,762. The decrease is primarily attributable to non-cash stock option compensation expense incurred in the three-month period ended March 31, 2008 related to the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development, and Jeffrey Wallace, our Director of Sales and Marketing, both of which began in January 2008, as well as a warrants that vested in the three-month period ended March 31, 2008 related to consultants and other professional advisors.
c. Professional Fees: These expenses were $86,195 for the three-month period ended March 31, 2009, compared to $202,433 for the three-month period ended March 31, 2008, a decrease of $116,238. The decrease in the three-month period ended March 31, 2009 is primarily attributable to a comparative reduction in legal fees resulting from a reduced need for those services.
d. Other Expense: These expenses were $50,000 for the three-month period ended March 31, 2009, compared to $0 for the three-month period ended March 31, 2008. The expenses incurred in 2009 were the result of payments made pursuant to the Marketing Agreement with Ioteq which was executed in September 2008.
Interest expense
Interest expense totaled $403,526 for the three-month period ended March 31, 2009, compared to $190,525 for the three-month period ended March 31, 2008, an increase of $213,001. The increase in the three-month period ended March 31, 2009 is attributable to the amortization of the discount on convertible notes recorded in connection with our private convertible security offerings.

Research and Development
Research and development expenses were $36,929 for the three-month period ended March 31, 2009, compared to $49,723 for the three-month period ended March 31, 2008, a decrease of $12,794 which is consistent with the normal variations in our business.
Net Loss
Net loss for the three-month period ended March 31, 2009 was $1,708,416, a loss of $0.04 per share, compared to a net loss for the three-month period ended March 31, 2008 of $2,416,263, a loss of $0.06 per share. The decrease in net loss for the three-month period ended March 31, 2009 is primarily attributable to decreases in selling, general and administrative expenses, offset by an increase in interest expense.
Liquidity and Capital Resources
We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $216,817 at March 31, 2009. We had negative working capital of $3,019,907 for the three-month period ended March 31, 2009, compared with negative working capital of $2,116,784 for the three-month period ended March 31, 2008. We negative cash flow from operating activities of $273,567 three-month period ended March 31, 2009, compared to a negative cash flow from operating activities of $464,609 for the three-month period ended March 31, 2008. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.
The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,708,416 for the three-month period ended March 31, 2009, and an accumulated stockholders’ deficit of $43,864,448 as of March 31, 2009. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
As of March 31, 2009 we had $2,373,625 aggregate principal amount, together with $229,008 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of March 31, 2009, we had $624,677 in accrued and unpaid payables, including officer and director payables. Due to our limited cash resources, our payables increased during the three-month period ended March 31, 2009. In addition, as of March 31, 2009, we owed $380,658 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer.

We continue to be limited in terms of our capital resources. During the three-month period ended March 31, 2009, we received gross and net proceeds of $400,000 pursuant to a private offering of our securities. Subsequent to March 31, 2009, we received an additional $178,000 pursuant to a private offering of our securities.
We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.
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
Obligation to New Millennium Capital Partners, LLC
In March 2003, New Millennium, a company controlled by our president and chief executive officer, Dennis P. Calvert, purchased from a third party a promissory note in the principal amount of $1,120,000 we assumed pursuant to a licensing transaction in October 2002.
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
On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of the Company’s common stock, exercisable at 55 cents per share. The expiration date of the option is April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010.

2007 Equity Incentive Plan
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options may be exercised at $0.50 cents a share, an amount which was 20 cents a share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April 27, 2012.
The members of the Board, as well as the Company’s Chief Financial Officer, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. In addition, seven individuals who provided services to the Company agreed to reduce their payables by an aggregate $99,378 and accept Options to purchase up to an aggregate 298,135 shares, under the terms set forth by the Board.
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
We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.
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
OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to various claims, legal actions and complaints arising periodically in the ordinary course of our business. No such claims, actions or complaints are pending or threatened at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Fall 2008 Offering
In October 2008 we commenced a private offering (the “Fall 2008 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due October 15, 2011 (the “Fall 2008 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Fall 2008 Notes, which offering terminated on March 31, 2009. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.
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
From the inception of the Fall 2008 Offering in October 2008, through March 31, 2009 we received subscriptions for proceeds of $723,000 from seventeen investors. Of this amount, we received gross and net proceeds of $460,000, of which $60,000 was received during 2008 from four investors, and $400,000 during the three-month period ended March 31, 2009 from eight investors, and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 920,000 shares of our common stock.

Subsequent to March 31, 2009, we received $178,000 from four investors, and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 526,000 shares of our common stock, issued Fall 2008 One-Year Warrants that allow purchase of up to an aggregate 526,000 shares of our common stock, and issued Fall 2008 Three-Year Warrants that allow purchase of up to an aggregate 526,000 shares of our common stock.
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

BIOLARGO, INC.
Date: May 15, 2009	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).