Form 10-Q
period 2009-06-30
BIOLARGO, INC.
filed 2009-08-14
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2009 was 42,700,595 shares.

BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Financial Statements	1

Management’s Discussion and Analysis	17

Controls and Procedures	23

PART II

Legal Proceedings	24

Unregistered Sales of Equity Securities and Use of Proceeds	24

Exhibits	25

Signatures	25

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32
 i

PART I
Item 1. Financial Statements
BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2009

	December 31,	June 30,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,384	$65,651
Prepaid assets	4,586	4,586

Inventory	—	53,274

Total current assets	94,970	123,511

FIXED ASSETS
Equipment, net	25,954	21,172

Total fixed assets	25,954	21,172

OTHER ASSETS
Licensing rights, net	9,633,052	9,121,996
Assigned agreements, net	255,285	212,739

TOTAL ASSETS	$10,009,261	$9,479,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$993,431	$913,019
Accrued option compensation expense	657,801	590,099
Convertible notes payable, current portion	1,000,000	2,000,000
Discount on convertible notes, current portion net of amortization	(568,738)	(407,714)
Customer deposit	—	48,338

Total Current Liabilities	2,082,494	3,143,742

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	973,625	653,035
Discount on convertible notes, net of current portion and amortization	(400,950)	(452,250)

Total Long-term Liabilities	572,675	200,785

TOTAL LIABILITIES	2,655,169	3,344,527

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding, at June 30, 2009 and December 31, 2008	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized, 42,700,595 and 42,261,268 shares issued, at June 30, 2009 and December 31, 2008, respectively	28,319	28,646
Additional Paid-In Capital	49,481,805	51,864,889
Accumulated Deficit	(42,156,032)	(45,758,644)

Total Stockholders’ Equity	7,354,092	6,134,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,009,261	$9,479,418

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-AND SIX-MONTH PERIODS
ENDED JUNE 30, 2008 AND 2009
(unaudited)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses
Selling, general and administrative	1,038,443	1,085,878	2,950,657	2,077,668
Research and development	43,961	56,389	93,684	93,318
Amortization and depreciation	276,801	279,192	553,602	558,384

Total costs and expenses	1,359,205	1,421,459	3,597,943	2,729,370

Loss from operations	(1,359,205)	(1,421,459)	(3,597,943)	(2,729,370)

Other income and (expense)
Interest expense	(302,686)	(471,280)	(493,211)	(874,806)
Other income	2,684	(1,457)	15,684	1,564

Net other income and (expense)	(300,002)	(472,737)	(477,527)	(873,242)

Net loss	$(1,659,207)	$(1,894,196)	$(4,075,470)	$(3,602,612)

Loss per common share — basic and diluted
Loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Weighted average common share equivalents outstanding	40,531,284	42,480,194	40,161,737	42,405,360

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2009

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total
BALANCE DECEMBER 31, 2008	42,261,268	$28,319	$49,481,805	$(42,156,032)	$7,354,092

Vested portion of stock option	—	—	953,799	—	953,799

Issuance of warrants as part of convertible note offering	—	—	648,398	—	648,398
Issuance of stock option to related party (New Millenium)	—	—	248,485	—	248,485
Issuance of stock options to officer and board of director in lieu of services	—	—	186,726	—	186,726
Issuance of stock for services	283,874	211	131,003	—	131,214
Issuance of stock options for services	—	—	94,131	—	94,131
Conversion of note payable accrued interest obligation	155,453	116	67,575	—	67,691
Fair value of warrant re-pricing	—	—	52,967	—	52,967
Net loss for the six-month period ended June 30, 2008	—	—	—	(3,602,612)	(3,602,612)

	42,700,595	$28,646	$51,864,889	$(45,758,644)	$6,134,891

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2009

	For the six-month periods
	Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,075,470)	$(3,602,612)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to conversion of note holder obligations	—	21,387
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	382,110	736,634
Non-cash expense related to options issued to officers and board of directors	690,109	645,778
Non-cash expense related to warrants and options issued to consultants	1,194,953	349,500
Issuance of stock for services provided	—	188,702
Amortization and depreciation expense	553,602	558,384
Increase in inventory	—	(53,274)
Increase in customer deposit	—	(48,338)
Increase in accounts payable and accrued expenses	187,730	403,020

Net Cash Used In Operating Activities	(1,066,966)	(704,143)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,414)	—

Net Cash Used in Investing Activities	(16,414)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	—	—
Payments on note payable	—	—
Proceeds from convertible notes	613,000	679,410

Net Cash Provided By Financing Activities	613,000	679,410

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	145,007	(24,733)
CASH AND CASH EQUIVALENTS — BEGINNING	229,834	90,384

CASH AND CASH EQUIVALENTS — ENDING	$84,237	$65,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Income taxes	$—	$—

Conversion of interest related to our convertible notes	$—	$65,338

Conversion of convertible notes to shares of the Company’s common stock	$75,000	$—

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$—	$150,000

Consultant obligations	$—	$75,678

Conversion of related party — New Millennium and other	$—	$242,358

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$601,898	$679,410

Re-priced warrants in conjunction with convertible note offering	$—	$52,967

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
We will need additional outside capital until and unless our technology or products are able to generate positive working capital sufficient to fund our cash flow requirements from operations, and we may be compelled to reduce or curtail certain activities to preserve cash.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, for the six-month period ended June 30, 2009, we had a net loss of $3,602,612 and negative cash flow from operating activities of $704,143. As of June 30, 2009, we had negative working capital of $3,020,231, and an accumulated stockholders’ deficit of $45,758,644. Also, as of June 30, 2009, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital and exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
As of June 30, 2009, cash and cash equivalents totaled $65,651. We had no revenues in the six-month period ended June 30, 2009, and our financing activities funded operations. During the six-month period ended June 30, 2009, we received proceeds of $679,410 and issued convertible promissory notes pursuant to our outstanding private securities offerings. (See Note 4.)
As of June 30, 2009, we had $2,653,035 aggregate principal amount, together with $232,027 accrued and unpaid interest, outstanding on promissory notes that mature at various times during 2010, 2011 and 2012. (See Note 4.)
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
Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in two primary areas — the agriculture and animal health industries.
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
Second, in 2008, we engaged in the development of three products incorporating our BioLargo technology under the brand name “Odor-No-More”. At the end of 2008 we began to test market the products in the animal health industry. The primary benefits of the three products are odor and moisture control. In May 2009, we commercially launched the Odor-No-More products.
Although we are focused primarily on the agriculture and animal health industries, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Odor-No-More™
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantages help customers save time and money while controlling odor and moisture. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We have test marketed the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash
The primary benefit of each product is their ability to save customers time and money while eliminating odor and controlling moisture. They also work more effectively and rapidly than many competing products, with much smaller application rates. The Animal Bedding Additive and Cat Litter Additive contain super absorbent materials, and extend the useful life of the customer’s current bedding/litter materials, typically reducing labor and disposal costs as well as reducing the amount of bedding/litter used. Each product has other potential benefits for the customer, all of which focus on helping owners keep their facilities and animals clean, dry, safe and healthy.
On May 13, 2009, as a result of our test marketing efforts, we announced the launch our Odor-No-More products. We have established local third party manufacturing and packaging for the products, as well as alternative manufacturing facilities in other parts of the United States. We have signed national distributors in the animal care market, one of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in June 2009. Our advertising efforts have initially focused on our animal bedding additive product, but our customers continue to order the cat litter additive and facilities and equipment wash.
As part of our promotional and advertising campaign we incurred $1,866 of advertising expense which included trade magazine ads. We also conduct marketing activities at equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.
A number of our Odor-No-More products may be eligible for certain regulated claims. While we are not required to pursue such claims, it may, at some point in the future, be in the best interests of the Company to work towards and pursue additional regulated marketing claims to further differentiate the products in the marketplace as financial resources are more readily available.
Note 2. Odor-No-More
Inventory
Inventories consist of raw materials, work-in-progress and finished goods related to our Odor-No-More products and are valued at lower of cost or market. As of June 30, 2009 we had $53,274 of inventory.
Customer Deposits
As of June 30, 2009 we held $48,338 as a customer deposit related to a $96,676 purchase order for our Odor-No-More animal bedding products. The customer deposit will remain on the balance sheet as a customer deposit until the terms of the purchase order have been fulfilled, at which time we will recognize revenue.
Note 3. Intangible Assets/Long-lived Assets
Licensing rights are stated on the balance sheet net of accumulated amortization of $9,121,996 as of June 30, 2009. Amortization expense for the six-month periods ended June 30, 2008 and 2009 was $511,056. At June 30, 2009 the weighted average remaining amortization period for the licensing rights was approximately 10 years.
Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $212,739 at June 30, 2009. Amortization expense for the six-month periods ended June 30, 2008 and 2009 was $42,546. At June 30, 2009 the weighted average remaining amortization period was approximately 3 years.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Sale of Unregistered Securities
Spring 2009 Offering
In April 2009 we commenced a private offering (the “Spring 2009 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due June 1, 2012 (the “Spring 2009 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Spring 2009 Notes. We can unilaterally convert the Spring 2009 Notes (i) on or after December 15, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2009 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the maturity date.
The Spring 2009 Notes are convertible into shares of our common stock at a conversion price of $0.55 per share. Purchasers of the Spring 2009 Notes receive, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 7.)
From the inception of the Spring 2009 Offering in April 2009, through June 30, 2009 we received gross and net proceeds of $16,410 from one investor and issued Spring 2009 Notes, the principal amount of which allow for conversion into an aggregate 29,837 shares of our common stock.
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
As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. Also as originally offered, purchasers of the Fall 2008 Notes were to receive, for no additional consideration, two stock purchase warrants, each of which entitled the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note was convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at an initial price of $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at an initial price of $2.00 per share and was due to expire on October 15, 2011. (See Note 7.)
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
From the inception of the Fall 2008 Offering in October 2008, through June 30, 2009 we received gross and net proceeds of $723,000 from eighteen investors and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 1,446,000 shares of our common stock. Of this amount, $60,000 was received during 2008, $400,000 during the three-month period ended March 31, 2009, and $263,000 during the three-month period ended June 30, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share. (See Note 7.)
All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.
Note 5. Extension of Maturity Date of 2007 Offering
On June 30, 2009, we agreed to extend, by one year, the maturity dates of an aggregate principal amount of $1,000,000 of promissory notes (the “2007 Notes”) issued in the offering that commenced May 2007 (the “2007 Offering”). The 2007 Notes now mature on June 30, 2010. The 2007 Notes bear interest at a rate of 10% compounding annually, such interest to be paid, at our option, in cash or stock at a conversion rate of $0.70 per share. The 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share, and can be converted voluntarily by the noteholders at any time. We can elect to convert the 2007 Notes (i) on or after September 30, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the Maturity Date. Accordingly, on the Maturity Date, we may repay the 2007 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.
Note 6. Issuance of Common Stock Options in exchange for payment of payables
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, we offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts we owed to these individuals. The Options may be exercised at $0.50 cents a share, an amount which was $0.20 cents a share above the $0.30 cents per share closing price of our common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April 27, 2012.
The members of the Board, as well as the Company’s Chief Financial Officer, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. The fair value of these options resulted in additional expense totaling $3,092 which was expensed during the three-month period ended June 30, 2009. In addition, seven individuals who provided services to the Company agreed to reduce their payables by an aggregate $75,678 and accept Options to purchase up to an aggregate 292,135 shares, under the terms set forth by the Board. The fair value of these options resulted in additional expense totaling $5,849, which was expensed during the three-month period ended June 30, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Note 9.)
All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.
Note 7. Warrants
Spring 2009 Warrants
During the three-month period ended June 30, 2009, we issued warrants to purchase up to an aggregate 59,674 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 29,837 shares which expire June 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 29,837 shares which expire June 1, 2012, at an exercise price of $1.00 per share.
Fall 2008 Warrants
During the six-month period ended June 30, 2009, we issued warrants to purchase up to an aggregate 2,652,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase up to an aggregate 1,326,000 shares which expire October 15, 2009, at an exercise price of $0.75 per share, and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,326,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share.
During 2008 we issued warrants to purchase up to an aggregate of 240,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase up to an aggregate 120,000 shares which expire October 15, 2009, at an original exercise price of $1.00, and Fall 2008 Three-Year Warrants to purchase up to an aggregate 120,000 shares which expire October 15, 2011, at an original exercise price of $2.00 per share. On January 16, 2009, the exercise price of the Fall 2008 One-Year Warrants was reduced from $1.00 to $0.75, and the exercise price of the Fall 2008 Three-Year Warrants was reduced from $2.00 to $1.00, resulting in additional fair value totaling $52,967, which is recorded as interest expense in the three-month period ended March 31, 2009.
Other Warrants
On March 31, 2009, a warrant to purchase up to 246,336 shares of our common stock at an exercise price of $0.875, expired unexercised.
On January 16, 2009, the exercise price of the Spring 2008 One-Year Warrants was reduced from $1.50 to $1.00, resulting in an immaterial fair value adjustment. These Spring 2008 One-Year Warrants to purchase up to an aggregate 676,775 shares of our common stock at an exercise price of $0.50, expired unexercised on March 31, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2008	5,193,361		$0.125 — 2.00
Issued	2,831,674		$0.75 — 1.00
Exercised	—	$
Expired	(923,111)		$0.50 — 0.875

Outstanding as of June 30, 2009	7,101,924		$0.125 — 2.00

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

	2008	2009
Risk free interest rate	2.11%	0.52 — 1.30%
Expected volatility	310%	253 — 380%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.50	0.50 — 3.00
The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The aggregate fair value of the warrants issued and outstanding as of June 30, 2009 totaled $3,777,827. Of this total, $87,500 was related to warrants issued to a consultant of which $35,000 was expensed during the year ended December 31, 2008 and $52,500 was expensed during the three-month period ended March 31, 2009. The remaining fair value of $3,349,849 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $2,489,885. We recorded $377,374 and $736,634 of interest expense related to the amortization of the discount on convertible notes for the six-month periods ended June 30, 2008 and 2009, respectively.
Note 8. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of June 30, 2009 and December 31, 2008 there were no outstanding shares of our preferred stock.
Common Stock
As of December 31, 2008 and June 30, 2009 there were 42,261,268 and 42,700,595 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2009 is comprised of the following stock issuances: (i) 155,453 shares of our common stock for accrued and unpaid interest related to our 2007 Notes, (ii) 16,948 shares of our common stock to a director in exchange for his services as a director, (iii) 105,081 shares of our common stock in payment of rent pursuant to our Sublease Agreement, and (iv) 161,845 shares of our common stock pursuant to three consulting agreements.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stock-Based Compensation and Other Employee Benefit Plans
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
During the six-month period ended June 30, 2009, we granted options to purchase shares of our common stock which aggregated to 70,000 shares, to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.28 and $0.38 depending upon their respective dates of grant. The fair value of these options totaled $29,800, of which $13,133 was expensed during the three-month period ended March 31, 2009, $4,667 was expensed during the three-month period ended June 30, 2009, and the remaining $12,000 is included on our balance sheet in accrued option compensation expense. Each option is exercisable for ten years from its respective date of grant.
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, we offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts we owed to these individuals. The Options may be exercised at $0.50 cents a share, an amount which was $0.20 cents a share above the $0.30 cents per share closing price of our common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April 27, 2012.
The members of the Board, as well as the Company’s Chief Financial Officer, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. The fair value of these options resulted in additional expense totaling $3,092 which was expensed during the three-month period ended June 30, 2009. In addition, seven individuals who provided services to the Company agreed to reduce their payables by an aggregate $75,678 and accept Options to purchase up to an aggregate 292,135 shares, under the terms set forth by the Board. The fair value of these options resulted in additional expense totaling $5,849, which was expensed during the three-month period ended June 30, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the six-month periods ended June 30, 2008 and 2009 we recorded an aggregate $241,613 and $152,093 in option compensation expense related to options issued pursuant to the 2007 Plan.
Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2009 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2008	785,000	5,215,000	$0.35 — $1.89	$1.02
Granted	812,135	(772,135)	$0.28 — 0.55	$0.49
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, June 30, 2009	1,597,135	4,442,865	$0.28 — $1.89	$0.74

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at June 30, 2009.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
		Remaining	Average	Shares at	Weighted
		Contractual	Exercise	June 30,	Average
Options Outstanding at June 30, 2009	Exercise Price	Life	Price	2009	Exercise Price
20,000	$0.40	10	$0.40	20,000	$0.40
605,000	$0.94 — 1.03	10	$0.97	105,000	$0.94
50,000	$1.89	10	$1.89	50,000	$1.89
110,000	$0.35 — 1.65	10	$1.04	110,000	$1.04
60,000	$0.28 — 0.38	10	$0.30	60,000	$0.30
622,135	$0.50	3	$0.50	622,135	$0.50
120,000	$0.55	3	$0.55	120,000	$0.55
Stock Options Issued Outside the 2007 Equity Incentive Plan
On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer, we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240, and for the six-month periods ended June 30, 2008 and 2009 we recognized $884,340 and $297,000 of consulting expense, respectively.
On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306, and for the six -month periods ended June 30, 2008 and 2009 we recognized $476,884 of compensation expense.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 27, 2009, we issued an option to purchase 691,974 shares of our common stock to New Millennium. (See Note 11.) The fair value of this option resulted in additional expense totaling $17,827 which was expensed during the three-month period ended June 30, 2009.
We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month periods ended June 30, 2008 and 2009:

Non plan
	Option	2007 Plan
Risk free interest rate	2.17 — 4.50%	2.75 — 4.72%
Expected volatility	482 — 800%	482 — 769%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	3	3
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
Note 10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2008	2009
Accounts payable and accrued expenses	$302,518	$385,001
Accrued interest	560,031	382,027
Officer and Board of Director payable	130,882	145,991

Total Accounts Payable and Accrued Expenses	$993,431	$913,019

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, a related party, officers and board members an option (“Option”) to purchase shares of our common stock in lieu of cash payment to reduce amounts owed by the Company.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts payable and accrued expenses were reduced as certain vendors, consultants and professionals agreed to accept options to purchase shares of our common stock as payment of an aggregate $75,678, of which $45,543 was outstanding as of December 31, 2008, and the balance of $30,135 related to expenses incurred in the three-month period ended March 31, 2009. (See Note 6.)
Accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note previously held by New Millennium Capital Partners, LLC (“New Millennium”), a related party. The interest owed to New Millennium does not accrue additional interest (see Note 11). On April 27, 2009, New Millennium agreed to accept from the Company an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option will allow New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share. (See Note 6.) New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. The remaining $232,027 of accrued and unpaid interest relates to outstanding convertible promissory notes issued by the Company pursuant to its private securities offerings.
During the six-month period ended June 30, 2009, we paid $65,338 of outstanding interest by issuing an aggregate 155,453 shares of common stock, pursuant to the terms of certain promissory notes issued pursuant to the Spring 2008 Offering, issued at prices ranging from $0.37 to $0.47 per share.
During the six-month periods ended June 30, 2008 and 2009, we recorded $115,837 and $138,172, respectively, of interest expense related to the convertible notes outstanding.
Our Officers and board of directors agreed to accept an option to purchase shares of our common stock as payment of $150,000 of accounts payable and accrued expenses, of which $140,000 were outstanding as of December 31, 2008 and the balance of $10,000 related to board of director expense incurred in the three-month period March 31, 2009. (See Note 6.)
Note 11. Related Party Transaction
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
On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Notes 6, 9 and 10.)

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13. Subsequent Events
Promissory Note
On August 1, 2009, we received $70,000 from an investor and issued a promissory note bearing interest at the rate of 10% per annum, due in full 90 days from the date of issuance.
Stock Issuances
Subsequent to June 30, 2009, we issued an aggregate 95,642 shares of our common stock. Of the total, (i) 41,518 shares of our common stock were issued as payment of obligations related to consulting agreements, (ii) 18,159 shares of our common stock were issued as payment of $3,525 of accrued and unpaid interest pursuant to our 2007 Offering, (iii) 35,965 shares of our common stock were issued as payment of rental obligations pursuant to our Sublease agreement.
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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2009, unless expressly stated otherwise, and we undertake no duty to update this information.
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
Odor-No-More
During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantages help customers save time and money while controlling odor and moisture. We expect that additional products may be identified in the future. We began to work with potential customers and distributors with these products to gather feedback, evaluate effectiveness and develop a marketing strategy and product claims portfolio. We have test marketed the following products under the Odor-No-More brand:
1. Animal Bedding Additive
2. Cat Litter Additive
3. Facilities and Equipment Wash
The primary benefit of each product is their ability to save customers time and money while eliminating odor and controlling moisture. They also work more effectively and rapidly than many competing products, with much smaller application rates. The Animal Bedding Additive and Cat Litter Additive contain super absorbent materials, and extend the useful life of the customer’s current bedding/litter materials, typically reducing labor and disposal costs as well as reducing the amount of bedding/litter used. Each product has other potential benefits for the customer, all of which focus on helping owners keep their facilities and animals clean, dry, safe and healthy.
On May 13, 2009, as a result of our test marketing efforts, we announced the launch our Odor-No-More products. We have established local third party manufacturing and packaging for the products, as well as alternative manufacturing facilities in other parts of the United States. We have signed national distributors in the animal care market, one of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in June 2009. Our advertising efforts have initially focused on our animal bedding additive product, but our customers continue to order the cat litter additive and facilities and equipment wash.
As part of our promotional and advertising campaign we are sponsoring and participating in equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.

A number of our Odor-No-More products may be eligible for certain regulated claims. While we are not required to pursue such claims, it may, at some point in the future, be in the best interests of the Company to work towards and pursue additional regulated marketing claims to further differentiate the products in the marketplace as financial resources are more readily available.
Results of Operations—Comparison of the three- and six-month periods ended June 30, 2008 and 2009
During the six-month period ended June 30, 2009, we did not generate any revenues and incurred a net loss of $3,602,012. Of this amount, $1,715,111 consists of non-cash expenses related to the issuances of stock options, warrants and stock for services and $558,384 of expense related to the amortization of our intangible assets. During that time, we commercially launched our Odor-No-More branded products, obtaining our first significant purchase order totaling of $96,676, continued research and development on our technologies, and continued our efforts to market the Isan system.
Revenue
We generated no revenues from operations during the three- and six-month periods ended June 30, 2009 and 2008.
Selling, General and Administrative Expense
Selling, General and Administrative expenses were $1,085,878 and $2,077,668 for the three- and six-month periods ended June 30, 2009, compared to $1,038,443 and $2,950,657 for the three- and six-month periods ended June 30, 2008, an increase of $47,435 and a decrease of $872,989, respectively. The largest components of these expenses were:
a. Salaries and Payroll-related Expenses: These expenses were $442,064 and $934,593 for the three- and six-month periods ended June 30, 2009, compared to $484,785 and $948,669 for the three- and six-month periods ended June 30, 2008, a decrease of $42,721 and $14,076, respectively. There was no change to our management team and the decrease is related to a lower fair value of options issued in the three- and six-month periods June 30, 2009 as compared to the same periods in 2008.
b. Consulting Expenses: These expenses were $272,484 and $548,547 for the three- and six-month periods ended June 30, 2008, compared $242,923 and $1,367,748 for the three- and six-month periods ended June 30, 2008, an increase of $29,561 and a decrease of $819,201, respectively. The increase in the three-month period June 30, 2009, is related to a new contract with a consultant to provide technical services related to our technologies. The decrease in the six-month period ended June 30, 2009 is primarily attributable to non-cash stock option compensation expense incurred in the three- and six-month periods ended June 30, 2008 related to the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development, and Jeffrey Wallace, our Director of Sales and Marketing, both of which began in January 2008, as well as a warrants that vested in the three- and six-month periods ended June 30, 2008 related to consultants and other professional advisors.
c. Professional Fees: These expenses were $67,729 and $153,924 for the three- and six-month periods ended June 30, 2009, compared to $152,059 and $354,492 for the three- and six-month periods ended June 30, 2008, a decrease of $134,704 and $200,568, respectively. The decrease in the three- and six-month periods ended June 30, 2009 is primarily attributable to a comparative reduction in legal fees resulting from a reduced need for those services.
d. Other Expense: These expenses were $60,000 and $110,000 for the three- and six-month periods ended June 30, 2009, compared to $0 for the three- and six-month periods ended June 30, 2008. The expenses incurred in 2009 were the result of expense pursuant to a marketing agreement with Ioteq which was executed in September 2008.

Interest expense
Interest expense totaled $471,280 and $874,806 for the three- and six-month periods ended June 30, 2009, compared to $302,686 and $493,211 for the three- and six-month periods ended June 30, 2008, an increase of $168,594 and $381,595, respectively. The increase in the three- and six-month periods ended June 30, 2009 is attributable to the fair value of the new note offerings and the continued amortization of the discount on convertible notes previously issued in connection with our private convertible security offerings.
Research and Development
Research and development expenses were $56,389 and $93,318 for the three- and six-month periods ended June 30, 2009, compared to $43,961 and $93,684 for the three- and six-month periods ended June 30, 2008, an increase of $12,428 and a slight decrease of $366. The increase in the three-month period ended June 30, 2009 is the result of a general increase related to legal patent expense and product development related to our Odor-No-More product line.
Net Loss
Net loss for the three- and six-month periods ended June 30, 2009 was $1,894,196 and $3,602,612, or a loss of $0.04 and $0.08 per share, compared to a net loss for the three- and six-month periods ended June 30, 2008 of $1,659,207 and $4,075,470, or a loss of $0.04 and $0.10 per share, respectively. The net loss for the six-month period decreased due to the aforementioned decrease in consulting fees and professional fees, partially offset by the increase in interest expense and in other expense related to the marketing agreement with Ioteq, to a new contract with a consultant to provide technical services related to our technologies, and due to interest expense related The net loss for the three-month period June 30, 2009 increased due to the increase in interest expense and in other expense related to the marketing agreement with Ioteq. The net loss per share was unchanged for the three-month periods ended June 30, 2009 and 2008, and decreased by $0.02 cents as compared to the three- and six-month periods ended June 30, 2009 and 2008 due to the reduction of consulting fees and an increase in the comparable number of weighted average shares outstanding.
Liquidity and Capital Resources
We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $65,651 at June 30, 2009. We had negative working capital of $3,020,231 for the six-month period ended June 30, 2009, compared with negative working capital of $3,019,907 for the six-month period ended June 30, 2008. We had negative cash flow from operating activities of $704,143 six-month period ended June 30, 2009, compared to a negative cash flow from operating activities of $1,066,966 for the six-month period ended June 30, 2008. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.
The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,602,612 for the six-month period ended June 30, 2009, and an accumulated stockholders’ deficit of $45,758,644 as of June 30, 2009. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2009 we had $2,653,035 aggregate principal amount, together with $232,027 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of June 30, 2009, we had $1,121,091 in accrued and unpaid payables, including officer and director payables. Due to our limited cash resources, our payables increased during the six-month period ended June 30, 2009. In addition, as of June 30, 2009, we owed $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer.
We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. During the six-month period ended June 30, 2009, we received gross and net proceeds of $679,410 pursuant to private offerings of our securities.
We are continuing to explore numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. To fully implement our business plan, we believe that we must raise up to an additional $10 million in financing. There can be no assurance that we will be able to raise any additional capital. No commitments are in place as of the date of the filing of this report for any such additional financings. Moreover, in light of the current unfavorable global economic conditions, we can not make assurances that any such financing is likely to be in place in the immediate future.
It is also unlikely that we will be able to qualify for bank or other financial institutional debt financing until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months or more.
If we are unable to raise sufficient capital, we may be required to curtail some of our operations, including efforts to develop, test, market, evaluate, license and legally protect our BioLargo technology. If we were forced to curtail aspects of our operations, there could be a material adverse impact on our intellectual property, financial condition and results of operations.
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
We anticipate that revenue will come from two sources: sales of Odor-No-More products and from royalties and license fees from our intellectual property. Odor-No-More revenue is recognized upon shipment of the product and all other contingencies have been met. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.
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

Recent Accounting Pronouncements
Only July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification TM as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Spring 2009 Offering
In April 2009 we commenced a private offering (the “Spring 2009 Offering”) of up to $1,000,000 of our 10% convertible promissory notes due June 1, 2012 (the “Spring 2009 Notes”), subject to an over-allotment option of 15%, or an aggregate $1,150,000 principal amount of Spring 2009 Notes. We can unilaterally convert the Spring 2009 Notes (i) on or after December 15, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2009 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the maturity date.
The Spring 2009 Notes are convertible into shares of our common stock at a conversion price of $0.55 per share. Purchasers of the Spring 2009 Notes receive, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 7.)
From the inception of the Spring 2009 Offering in April 2009, through June 30, 2009 we received gross and net proceeds of $16,410 from one investor and issued Spring 2009 Notes, the principal amount of which allow for conversion into an aggregate 29,837 shares of our common stock.
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
From the inception of the Fall 2008 Offering in October 2008, through June 30, 2009 we received gross and net proceeds of $723,000 from eighteen investors and issued Fall 2008 Notes, the principal amount of which allow for conversion into an aggregate 1,446,000 shares of our common stock. Of this amount, $60,000 was received during 2008, $400,000 during the three-month period ended March 31, 2009, and $263,000 during the three-month period ended June 30, 2009.
All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.
Item 6. Exhibits
The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description

4.1	Form of Convertible Note

4.2	Form of Warrant to Purchase Common Stock (One-Year Warrant)

4.3	Form of Warrant to Purchase Common Stock (Three-Year Warrant)

4.4	Form of Promissory Note

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.
Date: August 14, 2009	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Convertible Note

4.2	Form of Warrant to Purchase Common Stock (One-Year Warrant)

4.3	Form of Warrant to Purchase Common Stock (Three-Year Warrant)

4.4	Form of Promissory Note

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).