Form 10-Q
period 2009-09-30
BIOLARGO, INC.
filed 2009-11-16
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2009 was 42,897,751 shares.

Table of Contents

BIOLARGO, INC.
FORM 10-Q
INDEX

		Page
PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis	17

Item 4	Controls and Procedures	23

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 6	Exhibits	24

	Signatures	25

Exhibit Index
Exhibit31.1 Exhibit 31.2 Exhibit 32

i

PART I
Item 1. Financial Statements
BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2009

	December 31,	September 30,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,384	$138,692
Accounts receivable	—	11,223
Inventory	—	4,843
Prepaid assets	4,586	4,586

Total current assets	94,970	159,344

FIXED ASSETS
Equipment, net	25,954	18,781

Total fixed assets	25,954	18,781

OTHER ASSETS
Licensing rights, net	9,633,052	8,866,468
Assigned agreements, net	255,285	191,466

TOTAL ASSETS	$10,009,261	$9,236,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$993,431	$1,201,434
Accrued option compensation expense	657,801	1,004,208
Convertible notes payable, current portion	1,000,000	1,913,625
Discount on convertible notes, current portion net of amortization	(568,738)	(608,050)
Note payable	—	70,000

Total Current Liabilities	2,082,494	3,581,217

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	973,625	954,360
Discount on convertible notes, net of current portion and amortization	(400,950)	(447,951)

Total Long-term Liabilities	572,675	506,409

TOTAL LIABILITIES	2,655,169	4,087,626

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 par value, 50,000,000 shares authorized, -0- shares issued and outstanding, at September 30, 2009
and December 31, 2008.	—	—
Common Stock, $.00067 par value, 200,000,000 shares authorized,
42,897,751 and 42,261,268 shares issued, at September 30, 2009 and
December 31, 2008, respectively.	28,319	28,763
Additional Paid-In Capital	49,481,805	52,597,017
Accumulated Deficit	(42,156,032)	(47,459,347)

Total Stockholders’ Equity	7,354,092	5,148,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,009,261	$9,236,059

See accompanying notes to consolidate financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2009
(unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$115,741	$—	$115,741

Total revenue	—	115,741	—	115,741

Cost of goods sold		72,175		72,175

Total cost of goods sold	—	72,175	—	72,175

Costs and expenses
Selling, general and administrative	915,101	919,103	3,865,758	3,056,771
Research and development	54,456	39,319	148,140	132,637
Amortization and depreciation	278,169	279,192	831,771	837,576

Total costs and expenses	1,247,726	1,237,614	4,845,669	4,026,984

Loss from operations	(1,247,726)	(1,194,048)	(4,845,669)	(3,983,418)

Other income and (expense)
Interest expense	(300,912)	(454,429)	(794,123)	(1,329,235)
Other income	2,684	7,774	17,296	9,338

Net other income and (expense)	(298,228)	(446,655)	(776,827)	(1,319,897)

Net loss	$(1,545,954)	$(1,640,703)	$(5,622,496)	$(5,303,315)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.04)	$(0.13)	$(0.12)

Weighted average common share equivalents outstanding	41,897,944	42,920,614	42,325,788	42,535,996

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total
BALANCE DECEMBER 31, 2008	42,261,268	$28,319	$49,481,805	$(42,156,032)	$7,354,092

Vested portion of stock option	—	—	953,799	—	953,799

Issuance of warrants as part of convertible note offering	—	—	838,398	—	838,398

Issuance of stock option to related party (New Millennium)	—	—	248,485	—	248,485

Issuance of stock options to officer and board of director
in lieu of services	—	—	256,838	—	256,838

Issuance of stock for services	420,360	287	188,269	—	188,556

Issuance of stock options for services	—	—	94,131	—	94,131

Conversion of note payable accrued interest obligation	216,123	157	93,557	—	93,714

Fair value of warrant re-pricing	—	—	423,735	—	423,735

Net loss for the nine-month period ended September 30, 2009	—	—	—	(5,303,315)	(5,303,315)

	42,897,751	$28,763	$52,597,017	$(47,459,347)	$5,148,433

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2009

	For the nine-month periods
	Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,622,496)	$(5,303,315)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to conversion of note holder obligations	75,362	35,692
Non-cash interest expense related to the fair value of warrants issued in conjunction with our convertible notes	553,493	1,101,365
Non-cash expense related to options issued to officers and board of directors	998,506	950,707
Non-cash expense related to warrants and options issued to consultants	1,348,335	498,000
Issuance of stock for services provided	—	309,414
Amortization and depreciation expense	831,771	837,576
Increase in inventory	—	(4,843)
Increase in accounts receivable	—	(11,223)
Increase in accounts payable and accrued expenses	240,130	695,435

Net Cash Used In Operating Activities	(1,574,899)	(891,102)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,414)	—

Net Cash Used in Investing Activities	(16,414)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised warrants	608,750	—
Payments to note payable	(22,076)	—
Proceeds from note payable		70,000
Proceeds from convertible notes	913,625	869,410
Net Cash Provided By Financing Activities	1,500,299	939,410

NET CASH (USED IN) PROVIDED BY IN CASH AND CASH EQUIVALENTS	(91,014)	48,308
CASH AND CASH EQUIVALENTS — BEGINNING	457,809	90,384

CASH AND CASH EQUIVALENTS — ENDING	$366,795	$138,692

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Income taxes	$—	$—

Conversion of interest related to our convertible notes	$—	$91,363
Conversion of convertible notes to shares of the Company’s common stock	$1,173,009	$—

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$—	$150,000
Consultant obligations	$—	$75,678
Conversion of related party – New Millennium and other	$—	$242,358

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants in conjunction with convertible note offerings	$736,237	$1,240,178
Re-priced warrants in conjunction with convertible note offering	$76,300	$52,967

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, for the nine-month period ended September 30, 2009, we had a net loss of $5,303,315 and negative cash flow from operating activities of $891,102. As of September 30, 2009, we had negative working capital of $3,421,873, and an accumulated stockholders’ deficit of $47,459,347. Also, as of September 30, 2009, we had limited liquid and capital resources. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital and exploit our technology so that it attains a reasonable threshold of operating efficiencies and achieves profitable operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2009, cash and cash equivalents totaled $138,692.  During the nine-month period ended September 30, 2009 we received proceeds of $894,360 and issued convertible promissory notes pursuant to our outstanding private securities offerings. (See Note 4.) Also, during the three month period ended September 30, 2009, we received proceeds of $70,000 related to a note payable. (See Note 6.)

As of September 30, 2009, we had $2,937,985 aggregate principal amount, together with $273,138 accrued and unpaid interest, outstanding on promissory notes and a note payable that mature at various times during 2010, 2011 and 2012. (See Note 4 and Note 6.)

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

First, we are focused on commercializing our BioLargo technology and the Isan system in products applicable to the agriculture industry. We are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne and for the Isan system. The Isan related opportunities are focused primarily on post-harvest treatment of fruits and vegetables, irrigation supply, and hydroponic growers. We continue to work with a number of very large global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for these technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about our ability to successfully conclude such partnership arrangements.

Second, in 2009 we introduced animal health products under the brand name “Odor-No-More”, and continue development of additional products.

Although we are focused primarily on the agriculture and animal health industries, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.

Odor-No-More™

During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantages help customers save time and money while controlling odor and moisture. In 2009, we have begun selling these products under the “Odor-No-More” brand name:

1.	Animal Bedding Additive (for horses/livestock, small animals, reptiles, and birds)
2.	Cat Litter Additive
3.	Facilities and Equipment Wash

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have established local third party manufacturing and packaging for the products, as well as alternative manufacturing facilities in other parts of the United States. On May 13, 2009, as a result of our test marketing efforts, we announced the launch of our initial three Odor-No-More branded products. Since that time, we have signed national distributors in the animal care market, one of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in June 2009, and as of the quarterly period ended September 30, 2009, earned revenue.

As part of our promotional and advertising campaign we are sponsoring and participating in equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.

In September 2009, we launched three new bedding additive products for small animals, birds and reptiles. We plan to market these products to the pet industry in the near future.

Note 2. Odor-No-More

Inventory

Inventories consist of raw materials and finished goods related to our Odor-No-More products and are valued at the lower of cost or market. As of September 30, 2009 we had $4,843 of inventory.

Note 3. Intangible Assets/Long-lived Assets

Licensing rights are stated on the balance sheet net of accumulated amortization of $8,866,468 as of September 30, 2009. Amortization expense for the nine-month periods ended September 30, 2008 and 2009 was $766,584. At September 30, 2009 the weighted average remaining amortization period for the licensing rights was approximately 10 years.

Certain agreements assigned to us in connection with our acquisition of the BioLargo technology (the “Assigned Agreements”) are stated on the balance sheet net of accumulated amortization of $191,466 at September 30, 2009. Amortization expense for the nine-month periods ended September 30, 2008 and 2009 was $63,819. At September 30, 2009 the weighted average remaining amortization period was approximately 2 years.

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

The Spring 2009 Notes are convertible into shares of our common stock at a conversion price of $0.55 per share.  Purchasers of the Spring 2009 Notes receive, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 8.)

From the inception of the Spring 2009 Offering in April 2009, through September 30, 2009 we received gross and net proceeds of $231,360 from nine investors and issued Spring 2009 Notes, the principal amount of which allow for conversion into an aggregate 420,657 shares of our common stock. (See also Note 14.)

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. Also as originally offered, purchasers of the Fall 2008 Notes were to receive, for no additional consideration, two stock purchase warrants, each of which entitled the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note was convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at an initial price of $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at an initial price of $2.00 per share and was due to expire on October 15, 2011. (See Note 8.)

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

On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share. (See Note 8.)

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6.  Note Payable

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%.  For the three-month period September 30, 2009 we recorded $1,170 of interest expense. (See Note 14.)

Note 7. Issuance of Common Stock Options in exchange for payment of payables

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

During the nine-month periods ended September 30, 2008 and 2009 we recorded an aggregate $519,193 and $478,288 in option compensation expense related to options issued pursuant to the 2007 Plan.

On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Note 10.)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Warrants

Spring 2009 Warrants

From April 2009 through September 30, 2009, we issued warrants to purchase up to an aggregate 841,314 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 420,657 shares which expire June 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 420,657 shares which expire June 1, 2012, at an exercise price of $1.00 per share.

Fall 2008 Warrants

During the six-month period ended June 30, 2009, we issued warrants to purchase up to an aggregate 2,652,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase up to an aggregate 1,326,000 shares which expired October 15, 2009 and were exercisable at $0.75 per share, and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,326,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share.

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

On September 13, 2009, we extended by one year, to September 13, 2010, the expiration date  of the Fall 2006 Warrants, resulting in a fair value of $370,768 which is recorded as discount on convertible notes, net of current portion on our balance sheet. The Fall 2006 Warrants allow for the purchase up to an aggregate 1,454,564 shares of our common stock at an exercise price of $1.25.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of	Price
	Shares	Range
Outstanding as of December 31, 2008	5,193,361	$0.125 – 2.00
Issued	3,613,314	$0.75 – 1.00
Exercised	—	$
Expired	(923,111)	$0.50 – 0.875

Outstanding as of September 30, 2009	7,883,564	$0.125 – 2.00

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

	2008	2009
Risk free interest rate	2.11%	0.52 – 2.42%
Expected volatility	310%	253 – 480%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.50	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of September 30, 2009 totaled $3,996,764. Of this total, $87,500 was related to warrants issued to a consultant of which $35,000 was expensed during the year ended December 31, 2008 and $52,500 was expensed during the three-month period ended March 31, 2009. The remaining fair value of $3,909,224 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $2,853,223. We recorded $608,219 and $1,101,365 of interest expense related to the amortization of the discount on convertible notes for the nine-month periods ended September 30, 2008 and 2009, respectively.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of September 30, 2009 and December 31, 2008 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2008 and September 30, 2009 there were 42,261,268 and 42,897,751 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2009 is comprised of the following stock issuances: (i) 216,123 shares of our common stock for accrued and unpaid interest related to our 2007 Notes, (ii) 16,948 shares of our common stock to a director in exchange for his services as a director, (iii) 158,606 shares of our common stock in payment of rent pursuant to our Sublease Agreement, and (iv) 244,806 shares of our common stock pursuant to consulting agreements.

Note 10. Stock-Based Compensation and Other Employee Benefit Plans

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

During the nine-month period ended September 30, 2009, we granted options to purchase shares of our common stock which aggregated to 120,000 shares, to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.28 and $0.45 depending upon their respective dates of grant. The fair value of these options totaled $43,100, all of which was expensed during the nine-month period ended September 30, 2009, $13,300 was expensed during the three-month period ended September 30, 2009. Each option is exercisable for ten years from its respective date of grant.

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, we offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts we owed to these individuals. The Options may be exercised at $0.50 cents a share, an amount which was $0.20 cents a share above the $0.30 cents per share closing price of our common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April27, 2012.

The members of the Board, our Officer’s and vendors, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. The fair value of these options resulted in additional expense totaling $6,946. In addition, five individuals who provided services to the Company agreed to reduce their payables by an aggregate $75,678 and accept Options to purchase up to an aggregate 292,135 shares, under the terms set forth by the Board. The fair value of these options resulted in additional expense totaling $13,143.

During the nine-month periods ended September 30, 2008 and 2009 we recorded an aggregate $241,885 and $478,288 in option compensation expense related to options issued pursuant to the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2009 is as follows:

				Weighted
				Average
	Options	Shares	Price per	Price per
	Outstanding	Available	share	share
Balances, December 31, 2008	785,000	5,215,000	$0.35 – $1.89	$1.02
Granted	832,136	(832,136)	$0.28 – $0.55	$0.49
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, September 30, 2009	1,617,136	4,382,865	$0.28 – $1.89	$0.73

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at September 30, 2009.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
		Remaining	Average	Shares at	Weighted
		Contractual	Exercise	September 30,	Average
Options Outstanding at September 30, 2009	Exercise Price	Life	Price	2009	Exercise Price
20,000	$ 0.40	10	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	10	$0.97	105,000	$0.94
50,000	$ 1.89	10	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	10	$1.04	110,000	$1.04
120,000	$0.28 – 0.50	10	$0.40	120,000	$0.40
592,135	$ 0.50	3	$0.50	592,135	$0.50
120,000	$ 0.55	3	$0.55	120,000	$0.55

Stock Options Issued Outside the 2007 Equity Incentive Plan

On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer, we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240, and for the nine-month periods ended September 30, 2008 and 2009 we recognized $1,032,840 and $445,500 of consulting expense, respectively.

On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306, and for the nine -month periods ended September 30, 2008 and 2009 we recognized $715,326 of compensation expense.

On April 27, 2009, we issued an option to purchase 691,974 shares of our common stock to New Millennium in exchange for the reduction of accrued and unpaid interest. (See Note 12.) The fair value of this option resulted in additional expense totaling $40,059.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month periods ended September 30, 2008 and 2009:

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Non plan	2007
	Option	Plan
Risk free interest rate	1.50%	1.5 – 3.00%
Expected volatility	482%	482 – 769%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	3	3

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

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, we have not had significant forfeitures of unvested stock options granted to employees and Directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2008	2009
Accounts payable and accrued expenses	$302,518	$487,186
Accrued interest	560,031	423,138
Officer and Board of Director payable	130,882	291,110
Total Accounts Payable and Accrued Expenses	$993,431	$1,201,434

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, a related party, officers and board members an option (“Option”) to purchase shares of our common stock in lieu of cash payment to reduce amounts owed by the Company.

Accounts payable and accrued expenses were reduced as certain vendors, consultants and professionals agreed to accept options to purchase shares of our common stock as payment of an aggregate $75,678, of which $45,543 was outstanding as of December 31, 2008, and the balance of $30,135 related to expenses incurred in the three-month period ended March 31, 2009. (See Note 7.)

Accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note previously held by New Millennium Capital Partners, LLC (“New Millennium”), a related party. The interest owed to New Millennium does not accrue additional interest (see Note 12). On April 27, 2009, New Millennium agreed to accept from the Company an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option will allow New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share. (See Note 7.) New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. The remaining $273,138 of accrued and unpaid interest relates to outstanding convertible promissory notes issued by the Company pursuant to its sale of unregistered securities.  (See Note 4.)

During the nine-month period ended September 30, 2009, we paid $90,363 of outstanding interest by issuing an aggregate 216,123 shares of common stock, pursuant to the terms of certain promissory notes issued pursuant to the Spring 2008 Offering, issued at prices ranging from $0.37 to $0.47 per share.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine-month periods ended September 30, 2008 and 2009, we recorded $185,904 and $205,308, respectively, of interest expense related to the convertible notes outstanding.

Our Officers and board of directors agreed to accept an option to purchase shares of our common stock as payment of $150,000 of accounts payable and accrued expenses, of which $140,000 were outstanding as of December 31, 2008 and the balance of $10,000 related to board of director expense incurred in 2009. (See Note 7.)

Note 12. Related Party Transaction

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

On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Notes 7, 10 and 11.)

Note 13. Commitments and Contingencies

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14. Subsequent Events

Stock Issuances

Subsequent to September 30, 2009, we issued an aggregate 200,160 shares of our common stock. Of the total, (i) 49,515 shares of our common stock were issued as payment of obligations related to third party consultants and vendors, (ii) 112,198 shares of our common stock were issued as payment of $42,211 of accrued and unpaid interest due on promissory notes issued in our Fall 2008 Offering (see Note 4), and (iii) 38,477shares of our common stock were issued as payment of rental obligations pursuant to our Sublease agreement.

Spring 2009 Offering

Subsequent to September 30, 2009, we received $290,000 from seven investors, and issued Spring 2009 Notes, the principal amount of which allow for conversion into an aggregate 527,276 shares of our common stock, issued Spring 2009 One-Year Warrants that allow purchase of up to an aggregate 527,276 shares of our common stock, and issued Spring 2009 Three-Year Warrants that allow purchase of up to an aggregate 527,276 shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Extension of Maturity Date of Note Payable

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009. (See Note 6.) On October 31, 2009, the maturity date of this promissory note was extended to February 1, 2010.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2009, unless expressly stated otherwise, and we undertake no duty to update this information.

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

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc. The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating. Ioteq and its Isan system were honored in early 2009 as a Top 50 Water Company for the 21st Century by the Artemis Project.

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

Second, in 2009 we introduced animal health products under the brand name “Odor-No-More”, and continue development of additional products.

Although we are focused primarily on odor control products and agriculture, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.

Odor-No-More

During 2008 we identified and began development of three products incorporating our BioLargo technology targeted to the animal health marketplace, the primary product advantages help customers save time and money while controlling odor and moisture.  In 2009, we have begun selling these products under the “Odor-No-More” brand name:

1.	Animal Bedding Additive (for horses/livestock, small animals, reptiles, and birds)
2.	Cat Litter Additive
3.	Facilities and Equipment Wash

We have established local third party manufacturing and packaging for the products, as well as alternative manufacturing facilities in other parts of the United States. On May 13, 2009, as a result of our test marketing efforts, we announced the launch of our initial three Odor-No-More branded products. Since that time, we have signed national distributors in the animal care market, one of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in June 2009, and as of the quarterly period ended September 30, 2009, earned revenue. With over 9,000,000 horses in the United States, and 39 billion dollars of equine products and services sold annually, our advertising efforts have initially focused on the equine industry.

As part of our promotional and advertising campaign we are sponsoring and participating in equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.

In September 2009, we launched three new bedding additive products for small animals, birds and reptiles. We plan to market these products to the pet industry in the near future.

A number of our Odor-No-More products may be eligible for certain regulated claims. While we are not required to pursue such claims, it may, at some point in the future, be in the best interests of the Company to work towards and pursue additional regulated marketing claims to further differentiate the products in the marketplace as financial resources are more readily available.

Results of Operations—Comparison of the three- and nine-month periods ended September 30, 2008 and 2009

Our first commercial products based on our BioLargo technology were launched May 2009. We generated revenues of $115,741 during the nine-month period ended September 30, 2009. During the nine-month period ended September 30, 2009, we incurred a net loss of $5,303,315. Of this amount, $2,585,854 consists of non-cash expenses related to the issuances of stock options, warrants and stock for services and $837,576 of expense related to the amortization of our intangible assets. During that time, we commercially launched our Odor-No-More branded products, continued research and development on our technologies, and continued our efforts to market the Isan system.

Revenue

We generated $115,741 and $115,741 in revenues from operations during the three and nine-month periods ended September 30, 2009, compared to zero revenues during the three and nine-month periods ended September 30, 2008. The revenues consist entirely of sales of our Odor-No-More products, which we commercially launched in May 2009.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $919,103 and $3,056,771 for the three- and nine-month periods ended September 30, 2009, compared to $915,101 and $3,865,758 for the three- and nine-month periods ended September 30, 2008, an increase of $4,002 and a decrease of $808,987, respectively. The largest components of these expenses were:

a.           Salaries and Payroll-related Expenses: These expenses were $458,250 and $1,392,843 for the three- and nine-month periods ended September 30, 2009, compared to $449,837 and $1,398,506 for the three- and nine-month periods ended September 30, 2008, an increase of $8,413 and a decrease of $5,663, respectively. Of these amounts, non-cash stock option expenses comprised $925,861 during the nine-month period ended September 30, 2009, compared to $998,506 during the same period in 2008.

b.            Consulting Expenses: These expenses were $260,444 and $808,991 for the three- and nine-month periods ended September 30, 2009, compared $238,270 and $1,606,018 for the three- and nine-month periods ended September 30, 2008, an increase of $22,174 and a decrease of $797,027, respectively.  The increase in the three-month period September 30, 2009, is related to increased expenses associated with the launch of our Odor-No-More products. The decrease in the nine-month period ended September 30, 2009 is primarily attributable to non-cash stock option compensation expenses incurred in 2008, related to the vesting schedule of the options issued in connection with the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development, and Jeffrey Wallace, our Director of Sales and Marketing, both of which began in January 2008, as well as a warrants that vested in the three- and nine-month periods ended September 30, 2008 related to consultants and other professional advisors.

c.           Professional Fees:  These expenses were $76,602 and $230,526 for the three- and nine-month periods ended September 30, 2009, compared to $120,851 and $475,343 for the three- and nine-month periods ended September 30, 2008, a decrease of $44,249 and $244,817, respectively.  The decrease in the three- and nine-month periods ended September 30, 2009 is primarily attributable to a comparative reduction in legal fees resulting from a reduced need for those services.

d.           Other Expense: These expenses were $60,000 and $170,000 for the three- and nine-month periods ended September 30, 2009, compared to $20,000 and $0 for the three- and nine-month periods ended September 30, 2008. The expenses incurred in 2008 and 2009 were the result of expense pursuant to a marketing agreement with Ioteq which was executed in September 2008.

Interest expense

Interest expense totaled $454,429 and $1,329,235 for the three- and nine-month periods ended September 30, 2009, compared to $300,912 and $794,123 for the three- and nine-month periods ended September 30, 2008, an increase of $153,517 and $535,112, respectively. Our interest expenses are primarily comprised of two components – interest due on debt obligations, and fair value expense associated with warrants issued in our private offerings. Our interest expense continues to increase as we continue to raise money, and issue promissory notes and related warrants, through our private security offerings.

Research and Development

Research and development expenses were $39,319 and $132,637 for the three- and nine-month periods ended September 30, 2009, compared to $54,456 and $148,100 for the three- and nine-month periods ended September 30, 2008, a decrease of $15,137 and a decrease of $15,503, respectively. These decreases relate to a slight decrease in legal patent activity in 2009 as compared with 2008.

Net Loss

Net loss for the three- and nine-month periods ended September 30, 2009 was $1,640,703 and $5,303,315, or a loss of $0.04 and $0.12 per share, compared to a net loss for the three- and nine-month periods ended September 30, 2008 of $1,545,954 and $5,622,496, or a loss of $0.04 and $0.13 per share, respectively. The net loss for the nine-month period decreased due to the aforementioned decrease in consulting fees and professional fees, partially offset by the increase in interest expense and in other expense related to the marketing agreement with Ioteq, and to a new contract with a consultant to provide technical services related to our technologies. The net loss for the three-month period September 30, 2009 increased due to the increase in interest expense and in other expense related to the marketing agreement with Ioteq. The net loss per share was unchanged for the three-month periods ended September 30, 2009 and 2008, and decreased by $0.01 cents as compared to the three- and nine-month periods ended September 30, 2009 and 2008 due to the reduction of consulting fees and an increase in the comparable number of weighted average shares outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $138,692 at September 30, 2009. We had negative working capital of $3,421,873 for the nine-month period ended September 30, 2009, compared with negative working capital of $1,772,411 for the nine-month period ended September 30, 2008. We had negative cash flow from operating activities of $891,102 for the nine-month period ended September 30, 2009, compared to a negative cash flow from operating activities of $1,574,899 for the nine-month period ended September 30, 2008. We primarily used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,303,315 for the nine-month period ended September 30, 2009, and an accumulated stockholders’ deficit of $47,459,347 as of September 30, 2009. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2009 we had $2,937,985 aggregate principal amount, together with $273,138 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of September 30, 2009, we had $778,296 in accrued and unpaid payables, including officer and director payables. Due to our limited cash resources, our payables increased during the nine-month period ended September 30, 2009. In addition, as of September 30, 2009, we owed $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer.

We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. During the nine-month period ended September 30, 2009, we received gross and net proceeds of $869,410 pursuant to private offerings of our securities.

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

It the Company’s policy to expense share based payments as of the date of grant.We utilize the Black Scholes model for valuing options for which requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

Only July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

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

The Spring 2009 Notes are convertible into shares of our common stock at a conversion price of $0.55 per share.  Purchasers of the Spring 2009 Notes receive, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of the Company’s Common Stock into which the principal amount of the Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 8.)

From the inception of the Spring 2009 Offering in April 2009, through September 30, 2009 we received gross and net proceeds of $231,360 from nine investors and issued Spring 2009 Notes, the principal amount of which allow for conversion into an aggregate 420,657 shares of our common stock.

For the three-month period ended September 30, 2009, we issued common stock as follows: (i) 60,670 shares of our common stock for accrued and unpaid interest related to our 2007 Notes, (ii) 53,525 shares of our common stock in payment of rent pursuant to our Sublease Agreement, and (iv) 82,826 shares of our common stock pursuant to consulting agreements.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 4.	Submission of Matters to a Vote of Security Holders

Stockholders beneficially owning 26,186,805 shares, or approximately 61.8%, of our outstanding common stock as of May 15, 2009, executed a written consent as of July 1, 2009, with respect to the election of the following five directors to serve until our 2009 annual meeting of stockholders or until each such person's successor is duly elected and qualified:

Name	For	Withheld
Dennis P. Calvert	26,186,805	(1)
Kenneth R. Code	26,186,805	(1)
Gary A. Cox	26,186,805	(1)
Dennis E. Marshall	26,186,805	(1)
Joseph L. Provenzano	26,186,805	(1)

(1) Because proxies were not solicited, withheld votes cannot be calculated.

Item 6.	Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: November 16, 2009	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).