Form 10-K
period 2009-12-31
BIOLARGO, INC.
filed 2010-04-06
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16333 Phoebe Ave., La Mirada CA	90638
(Address of principal executive offices)	(Zip Code)

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

The registrant’s revenues for the year ended December 31, 2009 were $138,133.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $7,399,093 which is based on 16,442,429 shares of common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number of shares outstanding of the issuer’s class of common equity as of March 31, 2010 was 43,510,642.

Portions of the registrant’s Information Statement in connection with actions to be taken by its majority shareholder in lieu of a 2010 Annual Meeting of Stockholders are incorporated by a reference in Part III hereof.

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

The information contained in this Annual Report is as of December 31, 2009, unless expressly stated otherwise.

As used in this report, the term “Company” refers to BioLargo, Inc., a Delaware corporation, its wholly-owned subsidiary BioLargo Life Technologies, Inc., a California corporation (which may be  referred to separately as “BLTI”).

Our Business

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne™, which works by combining minerals with water from any source and delivering “free-iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant or odor control performance with concerns about toxicity.

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc., and recently licensed the rights to commercialize the Isan system from Ioteq (see “Strategic Alliance with Ioteq” below). The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.

 Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in two primary areas – the development of certain products designed for the animal health industry, and agriculture.

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. In 2010, we intend to expand our marketing efforts into new industries, as well as continue evaluating new product opportunities within the same industry. (See “Odor-No-More Branded Products,”, below.)

Second, we are focused on commercializing our BioLargo technology and the Isan system in products applicable to the agriculture industry. We are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne and for the Isan system, and have recently sublicensed the rights to commercialize the Isan system in certain fields of use in the United States. (See “Strategic Alliance with Ioteq” below.) We continue research and product development in those areas. We continue to work with a number of global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for these technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about its ability to successfully conclude such arrangements.

Although we are focused primarily on odor control products and agriculture, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts.

Corporate

The Company was initially organized as Repossession Auction, Inc. under the laws of the State of Florida in 1989. In 1991, the Company merged into a Delaware corporation bearing the same name. In 1994, the Company’s name was changed to Latin American Casinos, Inc. to reflect its focus on the gaming and casino business in South and Central America, and in 2001 the Company changed its name to NuWay Energy, Inc. to reflect its new emphasis on the oil and gas development industry. During October 2002, the Company’s name was changed to NuWay Medical, Inc. coincident with the divestiture of its non-medical assets and the retention of new management. In March 2007, in connection with the approval by our stockholders of the acquisition of the BioLargo technology from IOWC Technologies, Inc., we changed our name to BioLargo, Inc.

After our name change, our common stock continued to trade through the National Quotation Service Bureau, commonly known as the “Pink Sheets”, under our new trading symbol “BLGO”, from March 21, 2007 through January 22, 2008. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.

In January 2010, we formed Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line.

Our executive offices were previously located at 2603 Main Street, Suite 1155, Irvine, California 92614. In February 2010, we relocated our offices to 16333 Phoebe Ave, La Mirada, California, adjacent to the manufacturing facility and corporate offices of our national distributor, the E.T. Horn Company. Our telephone number is (949) 643-9540. Our principal corporate website is www.biolargo.com. We also archive investor and stockholder communications at www.biolargoshares.blogspot.com, and our subsidiary maintains its website at www.odornomore.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Report.

Benefits of “Free-Iodine” Technologies

We believe that our BioLargo technology and the Isan system, which is also a “free-iodine” technology, generally offer the following beneficial features, among others:

•
Environmentally Friendly—Our BioLargo technology and the Isan system feature a scientifically proven effective disinfectant – free-iodine (also an essential nutrient) – which is recognized as part of nature’s natural cycle of sanitization. The Isan system also recaptures disinfection by-products in many of its applications. Both are “green” technologies.

•
Inorganic Solution—The use of iodine in our BioLargo technology and the Isan system is strategically important because free-iodine is generally considered to be the most effective and potent disinfecting solution, covering a broad range of materials upon which it is effective. It is also an inorganic solution, so that organic microbes are not known to be able to develop an acquired resistance to its killing power.

•
Disinfection-Deodorization—The chemical composition of our BioLargo technology and free iodine delivered by the Isan system when incorporated into products or used in a treatment system, deploys an additive germ killing strategy that includes a flashing of iodine (as with our CupriDyneTM technology), or a controlled dose in either the CupriDyneTM technology of Isan system and when used in absorbent products, the CupriDyneTM technology also lowers PH levels, which creates an acidic environment, oxidation, and flocculation (or a binding reaction to lock in the microbes), as well as effective odor control features.

•	Increased Holding Power—Our BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.

•	Disposal—Our BioLargo technology renders contaminated or infectious material safe to handle.

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

•
Price—The cost of raw materials is not expected to add significantly to the cost of production of products incorporating our BioLargo technology. Additionally, we believe that the incorporation of our BioLargo technology into absorbent products will offer those products a price advantage over competing absorbent products by virtue of their increased performance, namely their increased holding power, absorbency, anti-microbial capabilities and deodorizing capabilities which may also reduce the amount of absorbent materials required to be used in product production to maintain acceptable performance levels. We further believe that the use of our BioLargo technology in non-absorbent applications will be more cost effective than iodine alternatives, such as chlorines and bromines or many other complex chemical compounds. The Isan system is competitively priced as compared to other disinfection technologies, such as chlorine.

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

Odor-No-More Branded Products

In May of 2009 we officially launched our first products incorporating our BioLargo technology, targeted to the animal health marketplace under the “Odor-No-More” brand name, which help customers save time and money while controlling odor and moisture:

1.           Animal Bedding Additive

2.           Cat Litter Additive

3.           Facilities and Equipment Wash

In the latter half of 2009, we introduced three additional animal bedding products directed at the small animal, birds and reptiles markets. These products are featured in a smaller size package (one pound) than the larger 10 pound package of animal bedding additive initially released. We have also modified the product formula to suit the new intended uses.

In January 2010, we formed a wholly owned subsidiary, Odor-No-More, Inc., and named as its president Joseph L. Provenzano, a member of our board of directors, our corporate secretary, and our Vice President of Operations.

Marketing – Equine Industry

We have focused our initial marketing efforts of our Odor-No-More products on our animal bedding additive for use in the equine industry. We chose this product and this market for two primary reasons. First, the size of the market is significant. With over nine million horses in the United States, horse owners spend an aggregate 4.6 billion dollars annually on “feed, bedding, and grooming supplies,” according to a 2005 study sponsored by the American Horse Council. Second, our selling proposition is compelling to the industry because we believe our animal bedding product can provide up to a 75% savings on horse bedding costs, while eliminating odor and moisture and helping create a safer and healthier environment for animals.

Since our product launch in May 2009, we have secured product distribution through multiple national and regional distributors in the animal care market, two of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in the summer of 2009. Despite our success in establishing distribution for our products, our sales will be limited until we can properly promote our products and brand.

For the year ended December 31, 2009, we incurred $16,574 of advertising expense, including costs associated with print advertising, trade shows, equestrian events, local fairs, horse and livestock shows, and a horse rescue organization. We have not yet had the working capital necessary to fully execute a national advertising campaign to establish Odor-No-More as a recognizable brand throughout the equine industry. Without a comprehensive marketing and advertising campaign, we can make no assurance of the success of the sales of our Odor-No-More products. In addition to lacking the financial resources for a comprehensive advertising and marketing campaign, we lack the financial resources to hire a sales staff sufficient to generate significant sales. As such, we must rely on our wholesale distributor to sell through our products to their customers.

We also were honored to receive a Best New Product award at the SuperZoo 2009 convention for the pet industry, as well a featured product spotlight on a internationally known horse enthusiast television show named “Best of America by Horseback”, which was broadcast on over 600 stations in 14 nations in the month of January 2010. Our products have also been written about in a number of articles, which have been published in trade related publications. As part of our promotional and advertising campaign we are sponsoring and participating in equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.

In addition to sales of Odor-No-More products to distributors and retailers, we have developed a “free commercial trial” program as a way to prove the usefulness and cost savings of the Odor-No-More products to commercial scale accounts, such as horse stables or horse boarding facilities. As of this filing of this Report, we have ongoing trials with approximately 20 commercial equine centers. Throughout this test program, we are actively evaluating the methods and processes for expanding our selling activity to these types of customers. Although we believe we can demonstrate to these customers a net cost savings on bedding using our animal bedding additive, we have not yet completed our market test and we believe success in this area will require additional capital resources which we do not have available at this time.

There are many competitive products that claim to reduce odors in barns and horse stalls. Some of these products are offered at prices below our suggested retail price of our animal bedding additive. Although we believe that our animal bedding products outperform competing products, there can be no assurance that we can successfully differentiate our product and its performance with the competing products.  We believe that the success of our selling efforts is highly reliant upon word-of-mouth marketing, testimonials and advertising.  While we have benefited from a level of word-of-mouth and strong product performance related testimonials, our advertising has been limited due to our limited financial resources. While we are optimistic about the future success of our sales efforts for these products, we can make no prediction about our future financial resources, which we believe are a critical part of creating strong brand and product awareness, and, ultimately, product sales.

Livestock

We believe our Odor-No-More products have application to the livestock industry, including dairy and beef cattle, swine, and poultry. The potential markets in those industries are large – there are an estimated 97 million cattle at any one time in the United States, and up to 10 times that figure world wide, and swine populations exceed 175 million in the United States. We intend to focus our efforts in areas in which the technology helps provide increased health benefits for the animals and cost savings for the producer. We have begun work with a number of customer and companies that sell into these commercial markets to test application methods and results to optimize the performance for these markets. We have not sold product to customers in these industries, and can make no assurance about whether our products will be commercially feasible or accepted.

Small Pets

In May 2009 we launched a cat litter additive product featuring our BioLargo technology. Later that year, we launched animal bedding additive in small packaging for small animals, birds, and reptiles. We believe the market for our products in these segments is large. According to the American Pet Products Manufacturers Association 2009-10 National Pet Owners survey, Americans own approximately 93.6 million cats, 15 million birds, 15.9 million small animals and 13.6 million reptiles. We believe that our products out perform competing products making similar claims of odor reduction or elimination. However, there can be no assurance that we will be able to differentiate our products in this marketplace, or successfully convince consumers to pay a premium for our products.

We have not yet focused our efforts marketing or establishing sales or distribution channels for these products in these industries. Rather, these products are being sold in limited quantities along side our lead product, the 10 pound animal bedding additive. We are currently seeking a partner or licensee to distribute these products in the pet industry.

Distributors

We have entered into a non-exclusive master distributor agreement with the E.T. Horn Company, which is headquartered in La Mirada, California. From time to time, E.T. Horn purchases inventory from us , and then makes the purchased inventory available to us for re-sale to other distributors or customers of either E.T. Horn and/or distributors or customers of Odor-No-More. Our relationship with E.T Horn has expanded to include contract manufacturing as well as warehousing at multiple ship points throughout the nation to provide timely and low cost shipping capabilities to customers. We have also sub-leased office space on the E.T. Horn campus in La Mirada. We believe that this relationship is well suited to enable us to more readily finance the inventory and order flow if our sales volumes grow.  Although we are confident that the relationship with E.T. Horn should continue to be mutually beneficial for both parties, nothing inherent in the contractual obligations of one to the other provides any assurances that it will continue as it is presently operating now.

We are actively recruiting wholesale distributors and retailers to carry our Odor-No-More products. Typically, when a new distributor agrees to purchase, inventory, and sell Odor-No-More products, the process of developing the account into a commercially meaningful relationship is a lengthy and time-consuming process. We can make no assurance that our existing distributors will continue to order product, or will be successful in selling to their customers.

Manufacturing

We do not presently intend to manufacture our Odor-No-More products. Rather, we have established local third party manufacturing and packaging, including our “master distributor,” the E.T. Horn Company, as well as alternative manufacturing facilities in other parts of the United States.  We warehouse product in locations across the United States to better serve our customers, and primarily utilize the E.T. Horn Company for distribution of our products to our customers.

“Regulated” Product Claims

Our Odor-No-More products may be eligible for certain regulated marketing claims. While we believe we are not required to obtain regulatory approval for our current marketing and product claims, it may, at some point in the future, be in our best interests to work towards and pursue additional regulated marketing claims to further differentiate our products in the marketplace, as financial resources are more readily available.

Strategic Alliance with Ioteq – The Isan System

In August 2008, we entered into a marketing and representation agreement (the “Marketing Agreement”) with Ioteq IP Pty, Ltd., an Australian company, and its United States affiliate Ioteq Inc. (collectively, “Ioteq”), pursuant to which we represent and market Ioteq’s iodine-based disinfection technology, the Isan System, on an exclusive basis in the United States and on a non-exclusive basis in the rest of the world, with respect to seeking, identifying, introducing and negotiating various business opportunities.

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

Sublicense to BioLargo and Amendment of Marketing Agreement

On March 26, 2010, Ioteq-US and BioLargo entered into a sublicense agreement (the “Ioteq Sublicense Agreement”) which grants BioLargo the exclusive rights to use, exploit, develop and commercialize certain technology, including patented and proprietary technologies (referred to in this report as the “Isan System Technology”) in the United States, Canada and Mexico, in any field of use. The agreement includes rights allowing BioLargo to sublicense the technology. Pursuant to the Ioteq Sublicense Agreement, BioLargo agreed to pay a royalty of 5% to Ioteq-US, as well as 60% of revenues generated from sublicense agreements, up to AUD$800,000 (Australian dollars; unless otherwise noted, all figures in U.S. dollars). Once Ioteq-US has received AUD$800,000 from BioLargo, the royalty rate is automatically reduced from 5% to 2.5%, and sublicensing fees are reduced from 60% to 30%. BioLargo is required to pay a minimum annual license fee to Ioteq Inc. of $150,000, which will be divided into twelve equal payments of $12,500 per month. The Ioteq Sublicense Agreement also contains customary provisions relating to indemnity, insurance, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for license transactions.

Simultaneously with the execution of the Ioteq Sublicense Agreement, BioLargo and Ioteq amended the terms of the Marketing Agreement. As amended, BioLargo will no longer be required to pay to Ioteq a monthly payment of $20,000. A final payment obligation will accrue April 1, 2010, and BioLargo agreed to pay Ioteq $50,000, which amount represents accrued and unpaid monthly payment amounts, including the final April 2010 accrual.

Sublicense to Isan USA

On March 29, 2010, BioLargo and Isan USA, Inc. (“Isan USA”) entered into a sublicense agreement (the “Isan USA Sublicense”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use (set forth below). Isan USA is a California corporation founded and organized by Bert Fenenga. Mr. Fenenga, headquartered in Oceanside, California, is a certified public accountant and senior executive with 25 years of corporate experience serving as Managing Director, COO, CFO or Senior VP with such noteworthy firms as Eagle Creek, Inc., and Quicksilver, Inc. Mr. Fenenga also invested in our private securities offering which commenced June 1, 2009.

The Isan USA Sublicense grants Isan USA exclusive rights to commercialize the Isan System Technology in the United States, in the following fields of use (as further defined in the agreement): (i) horticulture, (ii) post-harvest sanitation of fruits and vegetables, (iii) dairy use, and (iv) poultry drinking water. Additional fields of use may be added by Isan USA upon the satisfaction of certain conditions, including the submission of the proposed field of use, and a plan and budget for development and commercialization of product(s) in the proposed field of use.  BioLargo would have 30 days after any such submission to review and respond to the proposal. If the parties agree, the sublicense agreement would be amended to include the proposed field of use.

In addition to the exclusive rights granted in the United States, the Isan USA Sublicense grants Isan USA rights to export licensed products to Canada and Mexico. Furthermore, should BioLargo enter into a sublicense agreement with a third party to commercialize the Isan System technology in the United States in a field of use not licensed to Isan USA, BioLargo is required to pay to Isan USA 15% of any revenue generated from that sublicense agreement. If BioLargo desires to commercialize the Isan System Technology in the United States in a field of use not subject to the Isan USA Sublicense, it must provide Isan USA the option to purchase the United States rights to the proposed field of use for an amount equal to one-third of the proposed commercialization budget, such payment to be made as expenses are accrued, and subject to increase or decrease based on actual expenditures.

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, fully earned upon payment, and has agreed to pay a 6% royalty on sales of licensed products, and 30% of revenues generated from sublicense agreements. The royalty on sales of licensed products decreases to 5% if annual net sales revenues exceed $10,000,000, and decrease to 4% if annual net sales revenues exceed $15,000,000. Isan USA has agreed to pay a minimum annual license fee to BioLargo of $20,000 per month for the first 24 months of the agreement, and $33,333 per month thereafter, paid quarterly, in arrears, commencing June 30, 2010. Each of Ioteq-Australia and Ioteq-US executed a written consent to the Isan USA Sublicense.

As partial consideration for the Isan USA Sublicense, BioLargo was granted an option to purchase a 20% non-dilutive common stock interest in Isan USA, for a purchase price equal to the basis upon which the founders of Isan USA purchased their shares, not to exceed an aggregate of $200,000. These essential terms, and other standard terms and conditions, will be set forth in a written agreement, to be mutually prepared by the parties.

The Isan USA Sublicense grants Isan USA the right to conduct research and development activities, and pursue regulatory approval, field trials, and all other work necessary to develop, improve, enhance and commercialize the Isan System Technology within the defined fields of use in the United States. Any improvements to the Isan System Technology remain the property of BioLargo.

If Isan USA determines that the continuation of the Isan USA Sublicense will not be, or is no longer, economically viable, Isan USA may terminate the Isan USA Sublicense upon not less than 90 days written notice to BioLargo. Otherwise, the Isan USA Sublicense will expire on the earlier of (i) the expiration of the patent rights licensed, or (ii) on the 10th anniversary of the agreement. Isan USA may extend the agreement for six additional periods of five years, provided that the licensed patent rights remain valid. The Isan USA Sublicense also contains customary provisions relating to indemnity, insurance, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for license transactions.

Agency Agreement

In addition to the Isan USA Sublicense, on March 29, 2010, BioLargo and Isan USA entered into an agency agreement (“Agency Agreement”) whereby BioLargo was designated a non-exclusive representative of Isan USA in the United States, with respect to seeking, identifying, introducing and negotiating “business opportunities” to commercialize the Isan System Technology. As consideration for the designation, Isan USA agreed to pay to BioLargo 7% of any net royalty or payment received by Isan USA derived directly or indirectly from such business opportunities. The parties may agree on a different percentage. If BioLargo proposes to Isan USA a sublicense in a field of use sublicensed to Isan USA pursuant to the Isan USA Sublicense, with a party with whom BioLargo has entered into a product evaluation agreement, and within one year of the March 29, 2010 effective date of the Isan USA Sublicense, Isan USA has agreed to pay to BioLargo a sublicensing fee of 75% of any revenue received from such sublicense agreement. If the sublicense is commenced subsequent to one year from the March 29, 2010 effective date of the Isan USA Sublicense, Isan USA has agreed to pay to BioLargo a sublicensing fee of 50% of any revenue received from such sublicense agreement.

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

During 2009, we engaged in a number of pivotal research studies that we hope will help advance our BioLargo technology. First, we engaged the University of Hawaii to study the uses of CupriDyne for environmental applications for contaminated sands.. The research confirmed that sewage contaminated sand samples treated with an 80 mg/L of CupriDyne solution achieved very effective (95-99%) to optimum effective (>99%) level of disinfection for enterococci bacteria. The study also concluded that the CupriDyne is less reactive with components in an environmental sample than chlorine, and therefore may be a more effective disinfectant than chlorine under some environmental conditions.

Second, we co-sponsored, along with the Idaho Potato Commission and other industry members, a research program on the “Effect of Fungicide Programs on Foliar Disease Control.” The study evaluated our BioLargo technology as compared with other available pesticide products. More work is being planned for 2010.

Third, we engaged the University of Alberta in Edmonton, Canada to conduct a study related to the treatment of liquid swine manure using our BioLargo technology. The results obtained from the study suggest that our BioLargo technology is a very effective alternative to existing liquid manure handling methods in terms of nutrient, total suspended solids, and coliform reductions. We intend to continue research in this area, and believe that applications for this research include also waste water treatment, industrial water, and the oil and gas industries, including the treatment of bitumen deposits (also known as oil or tar sands).

Ongoing third-party testing is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However we cannot give any assurance that adequate capital will be available or, if available, will be available on favorable terms.

We spent $170,117 in 2009 and $113,748 in 2008 on research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

Manufacturing

We do not presently intend to manufacture our Odor-No-More products, but rather contract with third parties to manufacture products under our own brands. (See “Odor-No-More-Manufacturing,”, above.) We work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. During 2009, we established a non-exclusive supplier relationship with Custom Chemical Formulators, located in Southern California, to provide blending and packaging related services for our Odor-No-More products. We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, to broaden the scope of application, manufacture and uses of our BioLargo technology, including E.T. Horn.

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

Licensing Efforts

We continue to devote a significant part of our resources to the marketing of our BioLargo technology and the Isan system to potential licensees. Our efforts with regard to our BioLargo technology is a continuation of the initial efforts we have undertaken since 2006, however we are now active in the work to support existing technology evaluation and testing agreements as well as various potential licensing companies already working with our technology. We expect to continue these efforts over the next 12 months.

Competition

Large well-capitalized companies, such as Johnson & Johnson, BASF Corporation, Dow Chemical Co., E.I. DuPont De Nemours & Co., Chemical and Mining Company of Chile, Inc., Proctor and Gamble Co., Diversey, Inc., EcoLab, Inc., Steris Corp. and Siemens AG, and others, dominate each of their respective markets for disinfecting or sanitizing products. Each of these named companies and many other competitors are significantly more capitalized than we are and have many more years of experience in producing disinfecting or sanitizing products.

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

We do not believe that we make any regulated claims associated with our Odor-No-More products, and at this time no reason any such approvals would be required for these products.

Intellectual Property

We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies, and to protect our trade secrets and proprietary information through laws and contractual arrangements.

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

In addition to these applications, we have filed patent applications in multiple foreign countries, including the European Union, pursuant to the PCT. Subject to adequate financing, we intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The expense associated with seeking patent rights in multiple foreign countries is expensive, and will require substantial ongoing capital resources. However we cannot give any assurance that adequate capital will be available. Without adequate capital resources, we will be forced to abandon patent applications and irrevocably lose rights to our technologies.

Executive Officers

As of December 31, 2009 our executive officers were:

•	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

•	Charles K. Dargan II: Chief Financial Officer

•	Kenneth R. Code: Chief Technology Officer

•	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano was also appointed the President of our wholly owned subsidiary, Odor-No-More, Inc., which began operations in January 2010.

 Employees

As of December 31, 2009, we employed three full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.

ITEM 1A.                      RISK FACTORS

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

The effects of the recent global economic crisis may impact our business, operating results, and financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services.

Our limited operating history makes evaluation of our business difficult.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt or securities. Even if and when we begin licensing our technology, and even as we begin selling our first products, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. As planned, we have expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our BioLargo technology and/or the Isan system. There can be no assurance that we will ever generate revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant and our operating expenses are increasing. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

Our cash requirements and expenses have been increasing and have been and will continue to be significant. Our net cash used from continuing operations for the years ended December 31, 2009 and 2008 was $1,369,394 and $1,899,034 , respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We will continue to use cash in 2010 as it becomes available and we will require significant additional financing for working capital requirements for the remainder of 2010 and for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products.

From time to time, we issue stock, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are also a party to agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our stockholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity.

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

We are obligated to maintain our periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, we will need to continue to raise capital. If adequate funds are not available, we will be unable to comply with those requirements and could cease to be qualified to have our stock traded in the public market. As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. As of December 31, 2009, we were not yet subject to the auditor attestation requirement of Section 404; however, we expect we will be subject to that attestation for the current year ended December 31, 2010. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

Our internal controls over disclosure controls and procedures needed improvement as of December 31, 2009.

As of December 31, 2009, management concluded that the Company’s internal controls over disclosure controls and procedures are effective, but need improvement. Although we are attempting to address and correct weaknesses, if we are unable to successfully do so, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting develop, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Remedying existing weaknesses, as well as any additional weaknesses or significant deficiencies that we or our auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such current or future weaknesses or deficiencies will effectively mitigate or remediate them. Under rules issued by the SEC, as currently in effect, our auditors are required to evaluate, document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC for the year ended December 31, 2010. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

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

Although we are generating revenue from the sale of Odor-No-More products, and we expect to generate revenue from product evaluation and/or product development agreements, and eventually from licensing our BioLargo technology, as well as engaging in direct sales of new products, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. While our current level of sales may provide some indication of the potential for future sales, the current level of sales is not sufficient to support the financial needs of our business.  We cannot predict when sales volumes will be sufficiently large to cover our operating expenses. The success of our Odor-No-More products is largely dependent upon the continued support by independent distributors and therefore, we cannot rely upon or control their activity. We intend to expand our marketing efforts as financial resources are available. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations If we are not able to devote adequate resources to promote commercialization of our BioLargo technology, our business plans will suffer.

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

If we are not able to manage our anticipated growth effectively, we may not become profitable.

We anticipate that expansion will continue to be required to address potential market opportunities for our technology and our products. Our existing infrastructure is limited, is not scalable, and will not support future growth, if any. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that if we continue to invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

 Many of the products incorporating our BioLargo technology will require regulatory approval, as will the recently licensed Isan system.

The products in which our BioLargo technology may be incorporated have both regulated and non-regulated applications. The Isan system, which we recently licensed from Ioteq and sublicensed to a third party, has only regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While the management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then we may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our BioLargo technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

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

We rely on a small number of key supply ingredients in order to manufacture our products

All of the supply ingredients used to manufacture our products are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly and the margins that we are able to generate could decline if prices rise. If our manufacturing costs rise significantly, we may be forced to raise the prices for our products, which may reduce their acceptance in the marketplace.

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

We expect our operating expenses will continue to fluctuate significantly in 2010 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

We have no product distribution experience and we expect to rely on third parties who may not successfully sell our products.

We have no product distribution experience and currently rely and plan to rely primarily on product distribution arrangements with third parties. We also plan to license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

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

We may become subject to product liability claims.

As a business which manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our company.

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business.  Such lawsuits or actions could from time to time be filed against the Company and/or or our executive officers and directors.  Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to the Company.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our BioLargo technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries on or before filing deadlines set forth by the PCT. Our limited capital resources preclude us from filing for patent protection in every PCT member country, which has resulted, and will continue to result, in the irrevocable loss of patent rights in many foreign jurisdictions.

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

During the history of the development of the BioLargo technology, Mr. Code previously assigned the two patents registered with the USPTO, which we acquired in April 2007, to a third party company. Mr. Code believes that the agreement between IOWC, Mr. Code and this other party was breached and terminated, and such parties have no rights to any part of our BioLargo technology. Nonetheless, such parties, or their successors or assigns, could make claims of rights of ownership to all or some portion of our BioLargo technology. In the event of a legal dispute, a lengthy and costly legal defense would be required to defend against any such claims, and notwithstanding the Company’s position in these potential disputes, the Company cannot predict the outcome of such litigation. Loss of our ownership of our BioLargo technology would have a serious adverse affect on our business and plan of operations. Any financial settlement of claims, including royalties we might have to pay to third parties, could have a material adverse affect on our results of operations.

Because Mr. Code and an entity he controls hold the majority of our voting power, he can ensure the outcome of most matters on which our stockholders vote.

In connection with the completion of the acquisition of certain intellectual property and other assets from IOWC on April 30, 2007, as approved by the Company’s stockholders on March 15, 2007, the Company issued an aggregate 22,139,012 shares, or approximately 56.3% of the Company’s then issued and outstanding common stock, to IOWC, a company which Mr. Code controls. As a result of this issuance, combined with Mr. Code’s previous stockholdings in the Company, and reducing for subsequent gifts, Mr. Code controls 22,259,649 shares, or approximately 51.2% of the total voting power of the outstanding shares of our common stock, and is now the principal stockholder of the Company.

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

We intend to conduct a rescission offering in compliance with applicable state securities laws (the “Rescission Offering”) to the Original Investors in the Fall 2008 Offering. After explaining to the Original Investors how we may have overlooked disclosing certain information in a timely manner, and then providing such information to the Original Investors, we will give the Original Investors the choice of either confirming their investment in the Fall 2008 Offering, on the amended terms that are applicable to all investors in the Fall 2008 Offering, or demanding a rescission of their investment with interest at the applicable legal rate. If an Original Investor confirms his investment in the Fall 2008 Offering on the amended terms as described herein, then he will be deemed to waive any objection to any violation we may have previously committed and he will not subsequently be able to seek rescission of his investment in the Fall 2008 Offering. If an Original Investor elects to rescind his investment in the Fall 2008 Offering, he will be entitled to the return of his full investment plus interest at the rate of 7% per annum and, thereafter, he will have no claim against us for any violation we may have committed in the Fall 2008 Offering.  However, we may have to use some of our remaining capital resources, including future proceeds from the Fall 2008 Offering from other investors, to satisfy any demand by any of the Original Investors to rescind their investment. Payments we would be obligated to make in connection with demands for rescission would have a material adverse affect on our capital resources, financial condition and future prospects and, additionally, may require us to use some of the future proceeds of the Fall 2008 Offering to satisfy such obligations, meaning such proceeds would not be available to be used for the Company’s business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 16333 Phoebe Ave, La Mirada, California 90638. We sublease our office space from the E.T. Horn Company.

ITEM 3. LEGAL PROCEEDINGS

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

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2009, there were no litigation proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.  Prior to that time, from October 31, 1998 until June 10, 2003, our common stock was listed on the Nasdaq Small Cap Market. From June 11, 2003 until January 22, 2008, our common stock was quoted on the Pink Sheets under the symbols “NMED” (from June 11, 2003 through March 21, 2007) and “BLGO” (from March 22, 2007 until January 22, 2008).

The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Bloomberg L.P.

	2008		2009
	High	Low	High	Low
First Quarter	$2.00	$0.75	$0.89	$0.25
Second Quarter	$1.70	$1.01	$0.50	$0.25
Third Quarter	$1.30	$0.61	$0.60	$0.21
Fourth Quarter	$0.89	$0.35	$0.80	$0.31

The closing bid price for our common stock on March 31, 2010, was $0.50 per share. As of such date, there were approximately 501 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,667,135	$0.75	4,332,865	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	1,667,135	$0.75	4,332,865

(1)
Consists of 6,000,000 shares issuable under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by our stockholders at the 2007 Annual Meeting of Stockholders on September 6, 2007. Upon the adoption of the 2007 Plan, a prior plan approved in 2004 was frozen and no further grants will be made under that.

Sales of Unregistered Securities

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

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is initially convertible. The “Spring 2008 One-Year Warrants” expire on March 31, 2009 and were exercisable at $0.50 (originally $1.50) per share. The “Spring 2008 Three-Year Warrants” are exercisable at an initial exercise price of $2.00 per share and expire on March 31, 2011. On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share.  The Spring 2008 One-Year Warrants expired unexercised on March 31, 2009.

On March 30, 2010, our board approved agreements mutually extending the maturity dates of the Spring 2008 Notes by one year, such that the Spring 2008 Notes mature on March 31, 2011.

Fall 2008 Offering

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which are due and payable October 15, 2011, to 18 investors, convertible into an aggregate 1,446,000 shares of our common stock. As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. The Fall 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at $2.00 per share and was due to expire on October 15, 2011.

On January 16, 2009, our Board of Directors amended the terms of the Offering as follows: (i) the initial conversion price of the Fall 2008 Notes was reduced from $1.00 per share to $0.50 per share; (ii) the exercise price of the Fall 2008 One-Year Warrant was reduced from $1.00 per share to $0.75 per share; (iii) the exercise price of the Fall 2008 Three-Year Warrant was reduced from $2.00 per share to $1.00 per share; and the number of shares of our common stock for which the Fall 2008 One-Year Warrants and the Fall 2008 Three-Year Warrants may be exercised is being increased from one share per dollar invested to two shares for each dollar invested. The Fall 2008 One-Year Warrants expired unexercised on October 15, 2009.

Spring 2009 Offering

Pursuant to a private offering that commenced April 2009 (the “Spring 2009 Offering”) and terminated November 2009, we sold $681,410 [changed from your number to match your balance sheet]of our 10% convertible notes (the “Spring 2009 Notes”), which are due and payable on June 1, 2012, to 23 investors, convertible into an aggregate 1,238,935 shares of our common stock. The Spring 2009 Notes are convertible into shares of our common stock at an initial conversion price of $0.55 per share. The Spring 2009 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2009 Notes (i) on or after December 15, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2009 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the June 1, 2012 maturity date.

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012.

Stock Issuances in 2009

On January 15, 2009, we issued 16,948 shares of our common stock, at a conversion price of $0.59, to a director in exchange for his services as a director.

Between March 13, 2009 and August 18, 2009, pursuant to the terms of promissory notes issued in our 2007 private securities offering (the “2007 Offering”), we exercised our right to convert $91,363 of accrued and unpaid interest related to our 2007 Notes and issued an aggregate 216,123 shares of our common stock at conversion prices ranging between $0.37 - $0.47, per share. The 2007 Notes called specified that any such conversions of accrued and unpaid interest be based on the average closing price of our common stock during the 20 day period prior to the interest due date.

On June 18, 2009, we issued 20,000 shares of our common stock, at a price of $0.60 per share a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.

On June 18, 2009, we issued 100,000 shares of our common stock at a price of $0.60 per share, pursuant to a placement agreement with an investment banking firm for services provided related to attempts to obtain financing for our business operations.

On October 15, 2009, pursuant to the terms of the Fall 2008 Notes, we exercised our right to convert $42,211 of accrued and unpaid interest related to our Fall 2008 Notes and issued an aggregate 112,198 shares of our common stock at a conversion price of approximately $0.38 per share. The Fall 2008 Notes specified that any such conversion of accrued and unpaid interest be based on the average closing price of our common stock during the 20 day period prior to the interest due date.

On November 23, 2009, a holder of a convertible promissory note issued pursuant to the 2007 Offering, in the aggregate principal amount of $32,000, voluntarily converted the note, together with accrued and unpaid interest in the amount of $8,364, into 57,663 shares of our common stock, at a conversion rate of $0.70 per share in accordance with the terms of the note.

On December 11, 2009, we issued 10,000 shares of our common stock, at a price of $0.70 per share to a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.

During 2009 we issued 213,828 shares of our common stock, at conversion prices ranging between $0.35 - $0.70, as payment of $89,834 in rent pursuant to the sublease of our principal executive offices.

During 2009, we issued an aggregate 188,327 shares of our common stock, at price ranges between $0.35 - $0.68, to four consultants in exchange for consulting and advisory services to us in the areas of branding, marketing and product development related to our Odor-No-More branded product line.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2009 unless expressly stated otherwise, and we undertake no duty to update this information.

Overview

We launched our first commercial products based on our BioLargo technology in May 2009, and generated total revenues of $138,133 during the remainder of the year from product sales. Our selling, general and administrative expenses were $3,960,570, of which $1,939,120 was related to non-cash expenses, and we incurred a net loss of $15,612,532. The majority of our net loss was related to an impairment charge to our intangible assets of $8,781,133.

We continue to be limited in terms of our capital resources. Our net cash used in operating activities for the year ended December 31, 2009 was $1,369,394. This amount was financed primarily by our private securities offerings. We will need to raise significant additional capital in order to sustain our operations in 2010.

Results of Operations—Comparison of the Years Ended December 31, 2009 and 2008

Revenue

We generated $138,133 of revenues from operations during the year ended December 31, 2009, compared with $0 in revenues from operations during the year ended December 31, 2008. The increase in revenues is a reflection of the May 2009 commercial launch of our Odor-No-More branded products. Because we only recently launched our first products, we anticipate that our revenues from product sales will be uneven. Until we are successful in generating sustainable revenue streams from our Odor-No-More product line, or until we are successful in negotiating and securing advance payments for licensing rights from prospective licensing candidates, we do not anticipate generating significant revenue.

Cost of Goods Sold

Compared with revenues of $138,133, our cost of goods sold during 2009 was $114,551 or 83%. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products. Because we only recently launched our first products, and we have not achieved a large revenue base, our cost of goods sold in both dollars and percentage will be higher and will fluctuate greater than we anticipate in future years.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $3,960,570 for the year ended December 31, 2009, compared to $4,829,061 for the year ended December 31, 2008, a decrease of $868,491. The largest components of these expenses were:

a.           Salaries and Payroll-related Expenses: These expenses were $1,802,782 for the year ended December 31, 2009, compared to $1,784,988 for the year ended December 31, 2008, an increase of $17,794.   This increase is related to the contractual increases in the employment agreements with our officers Kenneth R. Code, Dennis P. Calvert, and Joseph L. Provenzano; offset by our non-cash stock option expense which comprised $1,209,903, during 2009, compared to $1,251,548 during the same period in 2008.

b.           Consulting Expenses: These expenses were $1,074,434 for the year ended December 31, 2009, compared to $1,837,956 for the year ended December 31, 2008, a decrease of $763,522. The decrease in 2009 is primarily attributable to non-cash stock option compensation expenses incurred in 2008, related to the vesting schedule of the options issued in connection with the long-term consulting agreements with Robert Szolomayer, our Director of Corporate Development, and Jeffrey Wallace, our Director of Sales and Marketing, both of which began in January 2008, as well as a warrants that vested in 2008 related to consultants and other professional advisors. No additional consultant warrants were issued in 2009.

c.           Professional Fees: These expenses were $271,453 for the year ended December 31, 2009, compared to $522,334 for the year ended December 31, 2008, a decrease of $250,881. The decrease in the year ended December 31, 2009 is primarily attributable to a reduction in our legal fees in 2009 compared with 2008, due to decreased need for such services.

d.           Other Expense: These expenses were $155,000 for the year ended December 31, 2009, compared to $90,000 for the year ended December 31, 2008. The increase in these expenses  was the result of the increase in the number of required payments in 2009 pursuant to our Marketing Agreement with Ioteq, which began in September 2008 and continued through December 2009.

Impairment expense

Impairment expense totaled $8,781,133 for the year ended December 31, 2009. The impairment was recorded December 31, 2009 and is related to our intangible assets which included Licensing rights and Assignment agreements acquired from IOWC in April 2007. Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined that after this detailed analysis that it was appropriate for us to record an impairment charge.

Interest expense

Interest expense totaled $1,626,230 for the year ended December 31, 2009, compared to $1,141,153 for the year ended December 31, 2008, an increase of $485,077.

Our interest expenses are comprised of two components – interest due on debt obligations, and fair value expense associated with warrants issued in our private offerings. Our interest expense increased for the year ended December 31, 2009 primarily because of additional amortization charges due to the extension and revaluation of our the warrants issued in our Fall 2006 offering. Additionally, for the year ended December 31, 2009, we incurred additional interest expense from the sale of an aggregate $1,319,410 of our convertible promissory notes, warrants and the extension of our  2007 notes and from the issuance of promissory notes and related warrants, through our private security offerings.

Research and Development

Research and development expenses were $170,117 for the year ended December 31, 2009, compared to $113,748 for the year ended December 31, 2008, an increase of $56,369. The increase in 2009 is primarily attributable to the commencement of research projects with the University of Alberta, the Miller Research Group in Idaho, and the University of Hawaii.

Net Loss

Net loss for the year ended December 31, 2009 was $15,612,532, or a loss of $0.37 per share, compared to a net loss for the year ended December 31, 2008 of $7,142,750, or a loss of $0.17 per share. The increase in net loss for the year ended December 31, 2009 is primarily attributable to the impairment of our intangible assets and also increases in research and development and interest expense offset by decreases in selling, general and administrative expenses. Excluding the one-time impairment expense we incurred a net loss per share of $0.16.

Liquidity and Capital Resources

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $15,612,532 for the year ended December 31, 2009, and an accumulated stockholders’ deficit of $57,768,564 as of December 31, 2009. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $135,350 at December 31, 2009, compared to $90,384 at December 31, 2008. We generated revenues of $138,133 in the year ended December 31, 2009, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $1,369,394 for the year ended December 31, 2009. We had negative working capital of $3,300,820 for the year ended December 31, 2009. Our accounts payable and accrued expenses increased by $279,597 during 2009 and were $1,273,028 at December 31, 2009. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

In an effort to fund our operations, we sold an aggregate $1,344,460 of our convertible promissory notes pursuant to two private offerings during the year ended December 31, 2009. Until we are successful in either selling significant amounts of Odor-No-More branded products, or negotiating and securing advance payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses, and will continue to conduct private security offerings to fund operations.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and Notes 4, 7 and 16 to “Notes to Financial Statements”.  We have spent all of the proceeds from our offerings.

As of December 31, 2009, we had $3,356,035 aggregate principal amount, together with $312,129 accrued and unpaid interest, outstanding on various convertible promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity, or, in the case of interest, when due. In addition, as of December 31, 2009, we had $810,899 in accrued and unpaid payables, and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer.

Because of our continuing liquidity difficulties, on January 16, 2010 we commenced another private offering (the Spring 2010 Offering). From the inception of the offering, through March 29, 2010, we (i) sold $192,500 principal amount of Spring 2010 Notes convertible at $0.575 per share, (ii) issued warrants to purchase up to 334,786 shares of our common stock at $0.75 per share which expire July 15, 2011, and (iii) issued warrants to purchase up to an additional 334,786 shares of our common stock at $1.00 per share which expire January 15, 2013. (See Note 16 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”).

We will be required to raise substantial additional capital to fully execute our business plan, which includes hiring additional personnel, conducting additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. There can be no assurance that we will be able to continue to raise capital through our private security offerings. We have been, and will continue to be, compelled to reduce or curtail certain activities to preserve cash, including paying our vendors, fully prosecuting our patent applications, and our efforts to develop, test, market, evaluate and license our BioLargo technology. We believe our limited capital resources has already affected the execution of our business plan, and already had a material adverse impact on our financial condition and results. If we were forced to curtail further aspects of our operations, there could be a further material adverse impact on our financial condition and results of operations, and our business plan. See Part II, Item 1A, “Risk Factors”.

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

Under the terms of our sublease for our principal offices in La Mirada, we may issue, at our option, securities in consideration for payment of rent. We are also a party to other agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our stockholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow. See Part II, Item 1A, “Risk Factors”.

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

Management periodically reviews the carrying value of its intangible assets to determine whether or not impairment to such value has occurred and has determined that there was an impairment to its intangible assets as of December 31, 2009. (See “Results of Operations – Impairment Expense,” above.)

It the Company’s policy to expense share based payments as of the date of grant. We utilize the Black Scholes model for valuing options for which requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

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

 Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures are effective but need improvement. We have implemented certain further steps that we believe are warranted and believe, subject to our continuing evaluation and review of these further steps, that yet additional steps may also be warranted. In February 2008, we hired a Chief Financial Officer who is a Certified Public Accountant. We have also adopted disclosure controls and procedures guidelines. Additional steps that we believe that we must undertake are to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve further our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, and further reallocation of responsibility among various executives.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Information Statement to be filed with the SEC in connection with the actions of our majority shareholder in lieu of holding a 2010 Annual Meeting of Stockholders (the “Information Statement”).

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

(b) Exhibits: The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)
3.2	Certificate of Designations creating Series A Preferred Stock (2)
3.3	Bylaws, as amended and restated (1)
4.1	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC ()
4.2	Form of Warrant issued in the Fall 2006 Offering (4)
4.3	Form of Promissory Note issued in the 2007 Offering (8)
4.4	Form of Warrant issued in the 2007 Offering (8)
4.5	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)
4.6	Form of One-Year Warrant issued in the Spring 2008 Offering (10)
4.7	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)
4.8	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)
4.9	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)
4.10	Form of One-Year Warrant issued in the Fall 2008 Offering (12)
4.11	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)
4.12	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)
4.13	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)
4.14	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)
4.15	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)
4.16	Form of One-Year Warrant issued in the Spring 2009 Offering (15)
4.17	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)
4.18	Promissory Note (Masteller) (15)
4.19*	Form of Convertible Promissory Note issued in the Spring 2010 Offering
4.20*	Form of Eighteen Month Warrant issued in the Spring 2010 Offering
4.21*	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering

10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (4)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (4)
10.3	BioLargo, Inc. 2007 Equity Incentive Plan (5)
10.4†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (6)
10.5	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace (6)
10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (6)
10.7†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (7)
10.8	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)

10.9	Form of Warrant issued to Howard Isaacs (9)
10.10	Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc. (10)
10.11	Sublease Agreement dated as of November 13, 2008 (10)
10.12	Engagement Extension Agreement dated as of February 1, 2009 between BioLargo, Inc. and Charles K. Dargan, II. (11)
10.13	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)
10.14	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)
10.15	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)
10.16	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.17	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
21.1*	List of Subsidiaries of the Registrant
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 6, 2010	By:	/s/ Dennis P. Calvert
Dennis P. Calvert President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	April 6, 2010

/s/ Charles K. Dargan II Charles K. Dargan II	Chief Financial Officer (principal financial officer and principal accounting officer)	April 6, 2010

/s/ Kenneth R. Code Kenneth R. Code	Chief Technology Officer and Director	April 6, 2010

/s/ Joseph L. Provenzano Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	April 6, 2010

/s/ Gary A. Cox Gary A. Cox	Director	April 6, 2010

/s/ Dennis E. Marshall Dennis E. Marshall	Director	April 6, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioLargo, Inc.

I have audited the consolidated balance sheets of BioLargo, Inc. and Subsidiary the (“Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JEFFREY S. GILBERT

Los Angeles, California
March 30, 2010

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2009

	December 31,	December 31,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,384	$135,350
Accounts receivable	—	14,607
Inventory	—	9,678
Prepaid expenses	4,586	4,586

Total current assets	94,970	164,221

FIXED ASSETS
Equipment, net	25,954	16,390

Total fixed assets	25,954	16,390

OTHER ASSETS
Licensing rights, net	9,633,052	—
Assigned agreements, net	255,285	—

TOTAL ASSETS	$10,009,261	$180,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$993,431	$1,273,028
Accrued option compensation expense	657,801	679,210
Convertible notes payable, current portion	1,000,000	1,913,625
Discount on convertible notes, current portion net of amortization	(568,738)	(470,822)
Note payable	—	70,000

Total Current Liabilities	2,082,494	3,465,041

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	973,625	1,372,410
Discount on convertible notes, net of current portion and amortization	(400,950)	(793,523)

Total Long-term Liabilities	572,675	578,887

TOTAL LIABILITIES	2,655,169	4,043,928

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2009 and December 31, 2008.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 43,196,355 and 42,261,268 Shares Issued, at December 31, 2009 and December 31, 2008, respectively	28,319	28,969
Additional Paid-In Capital	49,481,805	53,876,278
Accumulated Deficit	(42,156,032)	(57,768,564)

Total Stockholders’ Equity (Deficit)	7,354,092	(3,863,317)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,009,261	$180,611

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

	2008	2009

Revenue	$—	$138,133

Cost of goods sold	—	114,551

Gross Profit	—	23,581

Costs and expenses
Selling, general and administrative	4,829,061	3,960,570
Impairment of intangible assets	—	8,781,133
Amortization	1,109,940	1,116,768
Research and development	113,748	170,117

Total costs and expenses	6,052,749	14,028,588

Loss from operations	(6,052,749)	(14,005,006)

Other income and (expense)
Interest expense	(1,149,986)	(1,626,230)
Other income	59,985	18,704

Net other income and (expense)	(1,090,001)	(1,607,526)

Net loss	$(7,142,750)	$(15,612,532)

Loss per common share — basic and diluted
Loss per share	$(0.17)	$(0.37)

Weighted average common share equivalents outstanding	41,622,951	42,656,519

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total
BALANCE DECEMBER 31, 2007	39,980,611	$26,779	$44,022,471	$(35,013,282)	$9,035,968
Exercised warrants	487,000	334	608,416		608,750
Issuance of warrants as part of convertible note offering	—	—	788,971		788,971
Fair value of warrant repricing			76,300		76,300
Vested portion of stock options	—	—	1,705,276		1,705,276
Issuance of warrants to consultants	—	—	317,225		317,225
Issuance of stock options to Board of Directors and consultants	—	—	748,876		748,876
Issuance of stock for services	87,441	39	42,428		42,467
Conversion of convertible note payable obligations	1,706,216	1,167	1,171,842		1,173,009
Net loss for the year ended December 31, 2008				(7,142,750)	(7,142,750)

BALANCE DECEMBER 31, 2008	42,261,268	28,319	49,481,805	(42,156,032)	7,354,092
Issuance of warrants as part of convertible note offering	—	—		1,266,443	—	1,266,443
Fair value of warrant repricing	—	—		423,735	—	423,735
Vested portion of stock options	—	—		1,704,906	—	1,704,906
Issuance of stock options to Board of Directors and consultants	—	—		204,638	—	204,638
Issuance of stock option to related party	—		—	253,784	—	253,784
Issuance of stock options to consultants	—	—		103,790	—	103,790
Issuance of stock for services	549,103	378		254,997	—	255,375
Conversion of convertible note payable accrued interest obligations	385,984	233		150,219	—	150,452
Conversion of convertible note payable principal obligation	57,663	39		31,961	—	32,000
Net loss for the year ended December 31, 2009	—	—		—	(15,612,532)	(15,612,532)
BALANCE DECEMBER 31, 2009	43,196,355	$28,969		$53,876,278	$(57,768,564)	$(3,863,317)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2009

	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,142,750)	$(15,612,532)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of intangible assets	—	8,781,133
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	877,097	1,343,021
Non-cash expense related to options issued to officers	1,251,548	1,226,704
Amortization and depreciation expense	1,109,940	1,116,768
Non-cash expense related to warrants and options issued to consultants	1,512,785	646,500
Non-cash expense related to stock issued to consultants and professionals for settlement of obligations	42,452	291,622
Non-cash interest expense related to conversion of note holder obligations	75,362	81,518
Non-cash expense related to stock issued to consultants and professionals for settlement of obligations	42,452	—
Increase in accounts receivable	—	(14,607)
Increase in inventory	—	(9,678)
Increase in accounts payable and accrued expenses	374,532	780,157

Net Cash Used In Operating Activities	(1,899,034)	(1,369,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(28,690)	—

Net Cash Used In Investing Activities	(28,690)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	973,625	1,344,360
Proceeds from loan	—	70,000
Proceeds from exercised warrants	608,750	—
Payments on note payable	(22,076)	—

Net Cash Provided By Financing Activities	1,560,299	1,414,360

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(367,425)	44,966
CASH AND CASH EQUIVALENTS — BEGINNING	457,809	90,384

CASH AND CASH EQUIVALENTS — ENDING	$90,384	$135,350

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Taxes	$1,600	$1,600

Conversion of convertible notes to shares of the Company’s common stock
Convertible note holders related accrued interest incurred in 2008	$—	$63,316
Convertible note holder conversion of principal balance	$1,173,009	$32,000
Convertible note holders and related accrued interest incurred in 2009	$—	$87,136

Conversion of accrued expenses to an option to purchase shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2008	$—	$140,000
Board of Directors and officer obligations incurred in 2009	$—	$10,000

Consultant obligations incurred in 2008	$—	$45,543
Consultant obligations incurred in 2008	$—	$35,984
Conversion of a portion of the related party (New Millennium) note and other incurred in 2008 or prior	$—	$251,701

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of the issuance of warrants in conjunction with convertible note offerings	$865,271	$1,266,443

Repriced warrants in conjunction with convertible note offering	$76,300	$423,735

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $15,612,532 for the year ended December 31, 2009, and an accumulated stockholders’ deficit of $57,768,564 as of December 31, 2009. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $135,350 at December 31, 2009. We generated revenues of $138,133 in the year ended December 31, 2009, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $1,369,394 for the year ended December 31, 2009. We had negative working capital of $3,300,820 for the year ended December 31, 2009. Our accounts payable and accrued expenses increased by $279,597 during 2009 and were $1,273,028 at December 31, 2009. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

As of December 31, 2009 we had $3,356,035 aggregate principal amount, together with $312,129 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of December 31, 2009, we had $810,899 in accrued and unpaid payables (see Note 11) and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis Calvert, our President and Chief Executive Officer. (See Note 13.)

On January 15, 2010 we commenced a private offering of our convertible promissory notes, and through March 31, 2010, we sold $192,500 principal amount of convertible notes and issued warrants to purchase up to an aggregate 669,572 shares of our common stock. (See Note 16.)

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Overview

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne™, which works by combining minerals with water from any source and delivering “free-iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant or odor control performance with concerns about toxicity.

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc., and recently licensed the rights to commercialize the Isan system from Ioteq (see “Strategic Alliance with Ioteq” below). The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food.

Subsequent to December 31, 2009, we licensed the rights to commercialize the Isan system from Ioteq, and sublicensed those rights to a third party, in particular fields of use. (See Note 16.)

Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in two primary areas – the development of certain products designed for the animal health industry, and agriculture.

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. In 2010, we intend to expand our marketing efforts into new industries, as well as continue evaluating new product opportunities within the same industry.

Second, we are focused on commercializing our BioLargo technology and the Isan system in products applicable to the agriculture industry. We are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne and for the Isan system. We continue research and product development in those areas. We continue to work with a number of global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for these technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about its ability to successfully conclude such arrangements.

Although we are focused primarily on odor control products and agriculture, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts. We continue to market both our BioLargo technology and the Isan system to various companies for licensure in numerous industry segments. (See Note 16.)

Odor-No-More Branded Products

 In May of 2009 we officially launched our first products incorporating our BioLargo technology targeted to the animal health marketplace under the “Odor-No-More” brand name, which help customers save time and money while controlling odor and moisture:

1.           Animal Bedding Additive

2.           Cat Litter Additive

3.           Facilities and Equipment Wash

In the latter half of 2009, we introduced three additional animal bedding products directed at the small animal, birds and reptiles markets. These products are featured in a smaller size package (one pound) than the larger 10 pound package of animal bedding additive initially released. We have also modified the product formula to suit the new intended uses.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing – Equine Industry

We have focused our initial marketing efforts of our Odor-No-More products on our animal bedding additive for use in the equine industry. We chose this product and this market for two primary reasons. First, the size of the market is significant. With over nine million horses in the United States, horse owners spend an aggregate 4.6 billion dollars annually on “feed, bedding, and grooming supplies,” according to a 2005 study sponsored by the American Horse Council. Second, our selling proposition is compelling to the industry because we believe our animal bedding product can provide up to a 75% savings on horse bedding costs, while eliminating odor and moisture and helping create a safer and healthier environment for animals.

Since our product launch in May 2009, we have secured product distribution through multiple national and regional distributors in the animal care market, two of the largest catalog and eCommerce animal health supply retailers, a distributor in the exotic animal care market, and are currently in discussions with other industry leaders. We received our first large commercial order for Odor-No-More products, from national distributor E.T. Horn Company, in the summer of 2009. Despite our success in establishing distribution for our products, our sales will be limited until we can properly promote our products and brand.

We have not yet had the working capital necessary to fully execute a national advertising campaign to establish Odor-No-More as a recognizable brand throughout the equine industry. Without a comprehensive marketing and advertising campaign, we can make no assurance of the success of the sales of our Odor-No-More products. In addition to lacking the financial resources for a comprehensive advertising and marketing campaign, we lack the financial resources to hire a sales staff sufficient to generate significant sales. As such, we must rely on our wholesale distributor to sell through our products to their customers.

We also were honored to receive a Best New Product award at the SuperZoo 2009 convention for the pet industry, as well a featured product spotlight on a internationally known horse enthusiast television show named, “Best of America by Horseback”, which was broadcast on over 600 stations in 14 nations in the month of January 2010. Our products have also been written about in a number of articles, which have been published in trade related publications. As part of our promotional and advertising campaign we are sponsoring and participating in equestrian events, local fairs, trade shows, horse and livestock shows, and a horse rescue organization.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation.

As of December 31, 2009, we had one subsidiary, BioLargo Life Technologies, Inc. (“BLTI”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents.

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.

Accounts Receivable.

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at December 31, 2009.

We consider all other accounts receivable to be fully collectible.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory.

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories at December 31, 2009 consisted of:

Raw Materials	$4,241
Finished Goods	5,437
$9,678

Equipment.

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $25,954 as of December 31, 2009. Depreciation expense for the years ended December 31, 2008 and 2009 was $2,736 and $9,563, respectively.

Long-Lived Assets.

We review intangible assets using our best estimates based on reasonable assumptions and projections, an impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Our intangible assets were impaired as of December 31, 2009. (See Note 3.)

Earnings (Loss) Per Share.

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2008 and 2009, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Stock Options and Warrants issued for Services.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our financial statements.

Revenue Recognition.

We recognize revenues based upon contract terms and completion of the sales process in accordance the SEC codification of revenue recognition. All of our revenue was generated from the sale of Odor-No-More products.

Recent Accounting Pronouncements.

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

 Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3. Intangible Assets/Long-lived Assets and Impairment

 Amortization expense for the intangible assets for the years ended December 31, 2008 and 2009 was $1,107,205.

Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined after this analysis that it was appropriate for us to record an impairment charge of 8,781,133 consisting of $8,610,940, which was the remaining net book value of our licensing rights acquired from IOWC Technologies, Inc., in March 2007, and $170,193, which was the remaining net book value of certain agreements assigned to us as part of the acquisition of the BioLargo technology from IOWC Technologies, Inc., in March 2007. This impairment charge reduces the net book value of the asset to zero.

Note 4. Private Security Offerings

Spring 2009 Offering

Pursuant to a private offering that commenced April 2009 (the “Spring 2009 Offering”) and terminated November 2009, we sold $681,410 of our 10% convertible notes (the “Spring 2009 Notes”), which are due and payable on June 1, 2012, to 23 investors, convertible into an aggregate 1,238,935 shares of our common stock. The Spring 2009 Notes are convertible into shares of our common stock at an initial conversion price of $0.55 per share. The Spring 2009 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2009 Notes (i) on or after December 15, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2009 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the June 1, 2012 maturity date.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expires on June 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 8.)

Fall 2008 Offering

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which are due and payable October 15, 2011, to 18 investors, convertible into an aggregate 1,446,000 shares of our common stock. As originally offered, the Fall 2008 Notes were convertible into shares of our common stock at an initial conversion price of $1.00 per share. The Fall 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Fall 2008 Notes (i) on or after April 30, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Fall 2008 Notes may be repaid in cash or may be converted, at the noteholders’ option or our option, into shares of our common stock, on or before the October 15, 2011 maturity date.

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at $2.00 per share and was due to expire on October 15, 2011. (See Note 8.)

On January 16, 2009, our Board of Directors amended the terms of the Offering as follows: (i) the initial conversion price of the Fall 2008 Notes was reduced from $1.00 per share to $0.50 per share; (ii) the exercise price of the Fall 2008 One-Year Warrant was reduced from $1.00 per share to $0.75 per share; (iii) the exercise price of the Fall 2008 Three-Year Warrant was reduced from $2.00 per share to $1.00 per share; and the number of shares of our common stock for which the Fall 2008 One-Year Warrants and the Fall 2008 Three-Year Warrants may be exercised is being increased from one share per dollar invested to two shares for each dollar invested. The Fall 2008 One-Year Warrants expired unexercised on October 15, 2009.

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

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is initially convertible. The “Spring 2008 One-Year Warrants” expire on March 31, 2009 and were exercisable at $0.50 (originally $1.50) per share. The “Spring 2008 Three-Year Warrants” are exercisable at an initial exercise price of $2.00 per share and expire on March 31, 2011. On September 19, 2008, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.50 per share (the original exercise price pursuant to the terms of the Spring 2008 Offering) to $1.00 per share. On January 16, 2009, our Board of Directors reduced the exercise price of the Spring 2008 One-Year Warrants from $1.00 per share to $0.50 per share.  The Spring 2008 One-Year Warrants expired unexercised on March 31, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2010, our board accepted proposals from the holders of the Spring 2008 Notes to extend the maturity date of the notes by one year, such that the Spring 2008 Notes mature on March 31, 2011. (See Note 16.)

2007 Offering

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which are due and payable on June 30, 2009, to 21 investors, convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes bear interest at a rate of 10% compounding annually, such interest to be paid, at our option, in cash or stock at a conversion rate of $0.70 per share. The 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share, and can be converted voluntarily by the noteholders at any time. We can elect to convert the 2007 Notes (i) on or after September 30, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, on the maturity date, we may repay the 2007 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.

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

Note 5. Extension of Maturity Date of 2007 Offering

 On June 30, 2009, we agreed to extend, by one year, the maturity dates of an aggregate principal amount of $1,000,000 of promissory notes (the “2007 Notes”) issued in the 2007 Offering. (See Note 4.) The 2007 Notes now mature on June 30, 2010.

 Note 6. Conversion of our Fall 2006 Notes

During 2008 we converted an aggregate principal amount of $1,000,000 and $172,876 of accrued but unpaid interest of convertible promissory notes, issued pursuant to a private securities offering which commenced September 2006, into 1,706,216 shares of our common stock, at a conversion rate of $0.6875 per share.  All of our Fall 2006 Notes and accrued and unpaid interest related to these notes were converted during 2008.

Note 7. Issuance of Securities in exchange for payment of payables

Payment of Interest on Convertible Promissory Notes

Between March 13, 2009 and August 18, 2009, we issued an aggregate 216,123 shares of our common stock at conversion prices ranging between $0.37 - $0.47, per share, as payment for $91,363 of accrued and unpaid interest related to our 2007 Notes. The 2007 Notes called for the conversion of accrued and unpaid interest at the anniversary date of each note holder based on the average exercise price of the prior 20 day period.  We recorded $3,357 of additional interest expense related to the conversion as the closing price of our common stock on the date of conversion was greater than the conversion price used.

On October 15, 2009, we issued an aggregate 112,198 shares of our common stock at a conversion price of $0.376, per share, as payment for $42,211 of accrued and unpaid interest related to our 2008 Notes. The 2008 Notes called for the conversion of accrued and unpaid interest at the anniversary date of each note holder based on the average exercise price of the prior 20 day period.

On November 23, 2009, a holder of a convertible promissory note issued pursuant to the 2007 Offering, in the aggregate principal amount of $32,000, voluntarily converted the note, together with accrued and unpaid interest in the amount of $8,364, into 57,663 shares of our common stock, at a conversion rate of $0.70 per share in accordance with the terms of the note.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Officer Salaries and Board of Director Fees

On January 15, 2009, we issued 16,948 shares of our common stock, at a conversion price of $0.59, to a director in exchange for his services as a director.

On April 27, 2009 we issued options to purchase an aggregate 450,000 shares of our common stock, pursuant to our 2007 Equity Plan, in exchange for a reduction of outstanding payables to our officers and board of directors in an aggregate amount of $150,000. (See Note 10.)

Payment of Third Party Consultant and Vendor Obligations

On April 27, 2009 we issued options to purchase an aggregate 227,036 shares of our common stock, pursuant to our 2007 Equity Plan, in exchange for a reduction of outstanding payables to third party consultants and vendors in an aggregate amount of $75,678. (See Note 10.)

On June 18, 2009, we issued 20,000 shares of our common stock, at a price of $0.60 per share a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.

On June 18, 2009, we issued 100,000 shares of our common stock at a price of $0.60 per share, pursuant to a placement agreement with an investment banking firm for services provided related to attempts to obtain financing for our business operations.

On December 11, 2009, we issued 10,000 shares of our common stock, at a price of $0.70 per share to a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally.

During 2009 we issued 213,828 shares of our common stock, at conversion prices ranging between $0.35 - $0.70, as payment of $89,834 in rent pursuant to the sublease of our principal executive offices.

During 2009, we issued 188,327 shares of our common stock, at price ranges between $0.35 - $0.68 to four consultants in exchange for consulting and advisory services to us in the areas of branding, marketing and product development related to Odor-No-More.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 8. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2008	5,559,697	$0.125 – 2.00
Issued	5,129,870	$0.75 – 1.25
Exercised	—	$—
Expired	(923,111)	$0.50 – 0.875

Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00

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

	2008	2009
Risk free interest rate	1.83 – 2.49%	0.40 – 1.70%
Expected volatility	203 – 615%	253 – 493%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of December 31, 2009 totaled $4,446,724. Of this total, $87,500 was related to warrants issued to a consultant of which $35,000 was expensed during the year ended December 31, 2008 and $52,500 was expensed during 2009. The remaining fair value of $4,359,224 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $1,264,345. We recorded $1,101,365 and $1,343,021 of interest expense related to the amortization of the discount on convertible notes for the years ended December 31, 2008 and 2009, respectively.

Spring 2009 Warrants

From April 2009 through November 2009, we issued warrants to purchase up to an aggregate 2,477,870 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 1,238,935 shares which expire June 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 1,238,935 shares which expire June 1, 2012, at an exercise price of $1.00 per share.

Fall 2008 Warrants

 From January 2009 through June 2009, we issued warrants to purchase up to an aggregate 2,652,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase an aggregate 1,326,000 shares which expire October 15, 2009, at an exercise price of $0.75 per share (initially issued at $1.00 per share), and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,326,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share (initially issued at $2.00 per share).

On January 16, 2009, the exercise price of the Fall 2008 One-Year Warrants was reduced from $1.00 to $0.75, and the exercise price of the Fall 2008 Three-Year Warrants was reduced from $2.00 to $1.00, resulting in additional fair value totaling $52,967, which was recorded as interest expense.

From October 2008 through December 2008, we issued warrants to purchase up to an aggregate 240,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase an aggregate 120,000 shares which expire October 15, 2009, at an exercise price of $0.75 per share (initially issued at $1.00 per share), and Fall 2008 Three-Year Warrants to purchase up to an aggregate 120,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share (initially issued at $2.00 per share).

Spring 2008 Warrants

On March 31, 2009, our Spring 2008 One-Year Warrants, which allowed the investors in our Spring 2008 Offering (see Note 4) to purchase up to an aggregate 676,775 shares of our common stock at an exercise price of $0.50, expired unexercised.

Other Warrants

On January 16, 2009, the exercise price of the Spring 2008 One-Year Warrants was reduced from $1.50 to $1.00, resulting in an immaterial fair value adjustment. These Spring 2008 One-Year Warrants to purchase up to an aggregate 676,775 shares of our common stock at an exercise price of $0.50, expired unexercised.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 13, 2009, we extended by one year, to September 13, 2010, the expiration date  of the Fall 2006 Warrants, resulting in a fair value of $370,768 which is recorded as discount on convertible notes, net of current portion on our balance sheet. The Fall 2006 Warrants allow for the purchase up to an aggregate 1,454,564 shares of our common stock at an exercise price of $1.25.

During 2009 a warrant to purchase up to 246,336 shares of our common stock at an exercise price of $0.875, expired unexercised.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2009 and December 31, 2008 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2008 and 2009 there were 42,261,268 and 43,196,355 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2009 is comprised of the following stock issuances: (i) 385,984 shares of our common stock for a note payable and accrued and unpaid interest related to our 2007 Notes, (ii) 16,948 shares of our common stock to a director in exchange for his services as a director, (iii) 213,828 shares of our common stock in payment of rent of our principal offices, and (iv) 318,327 shares of our common stock pursuant to consulting agreements. (See Note 7.)

During 2008 we issued (i) 50,000 shares of our common stock to a consultant in exchange for consulting and advisory services to us in the areas of shareholder communications, public relations and relations with the investment community generally, (ii) 16,950 shares of our common stock to a director in exchange for his services as a director, and (iii) 20,491 shares of our common stock in payment of rent of our principal offices.

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

The 2007 Plan imposes additional maximum limitations, which limitations will be adjusted to take into account stock splits, reverse stock splits and other similar occurrences. The maximum aggregate fair market value of stock that may be issued in connection with incentive stock options granted to any one person in any calendar year intended to qualify under Internal Revenue Code Section 422 is $100,000. The maximum number of shares that may be subject to stock options or stock appreciation rights granted to any one person in any calendar year is 200,000 shares, except that this limit is 400,000 shares if the grant is made in the year of the recipient’s initial employment. The maximum number of shares that may be subject to restricted stock or restricted stock units granted to any one person in any calendar year is 200,000 shares.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2009, we granted options to purchase an aggregate 140,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.28 and $0.70 depending upon their respective dates of grant. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

Issuance of Stock Options in exchange for payment of payables

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, we offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts we owed to these individuals. The Options may be exercised at $0.50 cents a share, an amount which was $0.20 cents a share above the $0.30 cents per share closing price of our common stock on April 27, 2009, would be issued pursuant to the Company’s 2007 Equity Incentive Plan, and would expire April 27, 2012. The members of the Board, as well as the Company’s Chief Financial Officer, opted to reduce their outstanding accrued and unpaid compensation by an aggregate $150,000 in exchange for Options to purchase up to an aggregate 450,000 shares of common stock. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share, rather than $0.50 per share. In addition, seven individuals who provided services to the Company agreed to reduce their payables by an aggregate $75,678 and accept Options to purchase up to an aggregate 272,135 shares, under the terms set forth by the Board. The fair value of the options granted resulted in additional expense totaling $8,941.

On July 1, 2009, we issued two options pursuant to the 2007 Plan to purchase up to 10,000 shares of our common stock (20,000 shares in the aggregate) at an exercise price of $0.33 per share to each of our independent directors. Each option is exercisable for ten years and vests on the first anniversary of its date of grant. The fair value of these was $6,600, all of which was expensed in the year ended December 31, 2009.

During the year ended December 31, 2008, we granted options to purchase an aggregate 140,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.35 and $1.89 depending upon their respective dates of grant. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

On May 29, 2008, we issued two options pursuant to the 2007 Plan to purchase up to 10,000 shares of our common stock (20,000 shares in the aggregate) at an exercise price of $1.45 per share to each of our independent directors. Each option is exercisable for ten years and vests on the first anniversary of its date of grant. The fair value of these options was $29,000, all of which was expensed in the year ended December 31, 2008.

During the year ended December 31, 2008, we issued options pursuant to the 2007 Plan to purchase up to an aggregate 625,000 shares of our common stock. The fair value of these options was an aggregate $576,700. The options are exercisable at a price range of $0.40 to $1.03 and expire ten years from the grant date. Of this amount, $106,700 was expensed during the year ended December 31, 2008. The remaining fair value of $470,000 will be expensed ratably over the applicable vesting period.

During the years ended December 31, 2008 and 2009 we recorded an aggregate $365,561 and $481,533 in option compensation expense related to options issued pursuant to the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the year ended December 31, 2009 is as follows:

				Weighted
			Price	Average
	Options	Shares	per	Price per
	Outstanding	Available	share	share
Balances, December 31, 2008	785,000	5,215,000	$0.35 – $1.89	$1.02
Granted	882,135	(882,135)	$0.28 – 0.70	$0.48
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, December 31, 2009	1,667,135	4,332,865	$0.28 – $1.89	$0.75

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2009.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
		Remaining	Average	Shares at	Weighted
		Contractual	Exercise	December 31,	Average
Options Outstanding at December 31, 2009	Exercise Price	Life	Price	2009	Exercise Price
20,000	$0.40	8	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	8	$0.97	105,000	$0.94
50,000	$1.89	9	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	4	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	10	$0.40	120,000	$0.40
20,000	$0.33	10	$0.33	20,000	$0.33
557,035	$0.50	3	$0.50	557,035	$0.50
155,100	$0.55	3	$0.55	155,100	$0.55
30,000	$0.57	5	$0.57	30,000	$0.57

Stock Options Issued Outside the 2007 Equity Incentive Plan

On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Note 13.)

On January 10, 2008, pursuant to consulting agreements with Jeffrey C. Wallace and Robert J. Szolomayer (see Note 15), we issued options outside the 2007 Equity Plan to purchase 2,400,000 shares of our common stock at $0.99 per share. Each option is exercisable for five years, and vests in four equal installments commencing on the date of the respective consulting agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his consulting agreement as of such Option Vesting Date. The fair value of these options was $2,358,240, and for the years ended December 31, 2008 and 2009 we recognized $0 and $1,181,340 of consulting expense, respectively.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2007, we issued an option outside the 2007 Equity Plan to our Chief Executive Officer to purchase 7,733,259 shares of our common stock at $0.18 per share, a discount to the $0.37 closing price on the date of issuance. This option vests over three years in equal amounts on the anniversary date, and expires ten years from the date of issuance. The fair value of this option was $2,861,306, and for the years ended December 31, 2008 and 2009 we recognized $953,768 and $953,768 of compensation expense, respectively.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2009:

	Non plan
	Option	2007 Plan
Risk free interest rate	1.50%	1.03 – 2.75%
Expected volatility	482%	482 – 766%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

Following the SEC guidance, we use the “shortcut” method to determine the expected term of plain vanilla options issued to employees and Directors. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

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

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2008	2009
Accounts payable and accrued expenses	$302,518	$479,034
Accrued interest	560,031	462,129
Officer and Board of Director payable	130,882	331,865

Total Accounts Payable and Accrued Expenses	$993,431	$1,273,028

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were reduced as certain vendors, consultants and professionals agreed to accept options to purchase shares of our common stock as payment of an aggregate $75,678, of which $45,543 was outstanding as of December 31, 2008, and the balance of $30,135 related to expenses incurred in the three-month period ended March 31, 2009. (See Note 7.) Our accounts payable increased during the year ended December 31, 2009, due to our lack of capital resources and lack of operating revenues.

Accrued Interest

Accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note previously held by New Millennium Capital Partners, LLC (“New Millennium”), a related party.  On April 27, 2009, New Millennium agreed to accept from the Company an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Note 13.)  The remaining $312,129 of accrued and unpaid interest relates to outstanding convertible promissory notes issued by the Company pursuant to private securities offerings.  (See Note 4.)

 During 2009 we converted $141,983 of accrued and unpaid interest into 340,335 shares of our common stock at prices ranging between $0.38 – 0.70, per share. During the years ended December 31, 2008 and 2009, we recorded $237,228 and $283,209 of interest expense related to the convertible notes outstanding, respectively.

Officer and Board of Director payable

Officer and Board of Director payables were reduced as certain offices and board members agreed to accept options to purchase shares of our common stock as payment of an aggregate $150,000, of which $100,000  was outstanding as of December 31, 2008, and the balance of $50,000 related to expenses incurred in the three-month period ended March 31, 2009. (See Note 7.) Our Officer and Board of Director payables increased during the year ended December 31, 2009, due to our lack of capital resources and lack of operating revenues.

Note 12.  Note Payable

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%.  For the year ended December 31, 2009 we recorded $4,104 of interest expense.  On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  Subsequent to December 31, 2009, the maturity date was further extended to June 1, 2010, and a $20,000 payment on the note was made. (See Note 16.)

Note 13. Related Party Transactions

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 27, 2009, New Millennium agreed to accept an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. The option allows New Millennium to purchase up to 691,974 shares of the Company’s common stock at $0.55 cents per share, on or before April 27, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Notes 7 and 11.)

Note 14. Provision for Income Taxes

At December 31, 2009 we had federal and California tax net operating loss carry-forwards of approximately $48.6 million and $38.6 million, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 15. Commitments and Contingencies

Litigation

We are not currently a party to any litigation.

Attorney Fee Settlement

In February 2008, we agreed to pay $25,000, issue 15,000 shares of our common stock, and issue warrants to purchase an aggregate 15,000 shares of our common stock at $1.50 per share, which warrants would expire three years from the date of issuance, in settlement of an account owed to a legal service provider. Since the date of the settlement, certain facts have come to light, and therefore, as of the date of this Report, we have not issued the common stock or the warrants, but have recorded a $42,050 expense during 2008 in connection therewith.

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

The Provenzano Employment Agreement provides that Mr. Provenzano will receive base compensation of $79,200 annually (with automatic 10% annual increases). Mr. Provenzano is also entitled to reimbursement for authorized expenses he incurs in the course of his employment. In addition, Mr. Provenzano is eligible to receive discretionary bonuses, participate in benefits made generally available to our employees, and receive grants under our 2007 Equity Incentive Plan.

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Engagement of Charles K. Dargan, II as Chief Financial Officer

On February 1, 2008, we engaged Charles K. Dargan, II to serve as our Chief Financial Officer for a term of one year, subject to earlier termination on 30 days’ notice, and simultaneously Dennis P. Calvert resigned as our Chief Financial Officer. Mr. Calvert continued to serve as our Chief Executive Officer, President and a director. During the term of the agreement, Mr. Dargan will receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which we file our periodic reports with the Securities and Exchange Commission.

In addition to the cash compensation specified above, the agreement calls for Mr. Dargan to be issued stock options over the term, as follows:

•
an option to purchase 50,000 shares of our common stock, granted on February 1, 2008, at an exercise price equal to the closing price of a share of our common stock on the grant date, such option to vest in full 90 days after grant; and

•
options to purchase 10,000 shares of our common stock, each such option to be granted on the last day of each month commencing April 2009 and ending January 2010, provided that this Agreement has not been terminated prior to each such grant date, at an exercise price equal to the closing price of a share of our common stock on each grant date, each such option to be fully vested upon grant.

Mr. Dargan will be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. The agreement with Mr. Dargan also contains provisions regarding indemnification and arbitration of disputes.

The one year agreement was mutually extended on the same terms for a period to end January 31, 2010. Subsequent to the year ended December 31, 2009, Mr. Dargan’s agreement was further extended. (See Note 16.)

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

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of Messrs. Wallace and Szolomayer shall be entitled to one-half (1/2) of the above-stated minimum amounts included in the Commission Pool during each calendar year during the term of the Consulting Agreements. Any and all of amounts in the Commission Pool which we may, in our sole and absolute discretion, contribute in excess of such above-stated minimum amounts up to the above-stated maximum amounts shall be paid to such persons, including either or both of Messrs. Wallace and Szolomayer, and in such amounts as we shall determine in its sole and absolutely discretion. Pursuant to the Consulting Agreements, each of Messrs. Wallace and Szolomayer received an Option to purchase 1,200,000 shares of our common stock at $0.99 per share. Each Option is exercisable for five years, and vests in four equal installments commencing on the date of the respective Consulting Agreement and continuing on each of December 31, 2008, December 31, 2009 and December 31, 2010 (each, an “Option Vesting Date”); provided that no additional portion of each Option shall vest if Mr. Wallace or Mr. Szolomayer, as the case may be, is not providing services under his Consulting Agreement as of such Option Vesting Date. (See Note 10.)

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

Note 16. Subsequent Events

Relocation of Principal Offices

Effective February 4, 2010, we relocated our principal executive office to 16333 Phoebe, La Mirada, California, pursuant to a sublease with the E.T. Horn Company. We can terminate our lease upon 60 days notice, and our monthly obligation is less than $1,000.

Stock option issuances

On February 1, 2010, the Company’s Compensation Committee issued options and a restricted stock award pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals, consistent with management’s recommendations to the committee.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In total, options to purchase an aggregate 1,060,000 shares of the Company’s common stock were issued, at an exercise price of $0.575 per share, which price was $0.075 more than the $0.50 closing price of the Company’s common stock on the date of grant.  Of the options issued, 400,000 were issued to third party consultants for their respective roles within the Company and the remaining 660,000 options were issued to the Company’s principal executive officer, principal financial officer, and named executive officers, as set forth in the following table:

Name	Position	Number of Shares Underlying Options

Dennis P. Calvert	President and Chief Executive Officer	200,000

Charles K. Dargan II	Chief Financial Officer	60,000

Kenneth R. Code	Chief Technology Officer	200,000

Joseph L. Provenzano	Secretary, VP of Operations	200,000

	Total	660,000

With one exception, the options issued expire ten years from the date of grant (the option issued to Mr. Code expires five years from the date of grant).

In addition to the options issued, the Compensation Committee issued one restricted stock award of 200,000 shares, at $0.50 per share which was the closing price of the Company’s common stock at the date of grant, to an individual who had provided business development services to the Company during the years 2008 and 2009, and continues to provide services to the Company. The shares issued are restricted from transfer for a period of two years from the date of grant.

Common Stock issuance

On January 4, 2010, we issued an aggregate 114,287 shares of our common stock, at a conversion price of $0.70, which was the closing price of our common stock on the day of issuance, to two members of our board of directors in lieu of $80,000 in accrued and unpaid payables for their services as a director.

Spring 2010 Private Securities Offering

January 16, 2010 we commenced a private offering (the Spring 2010 Offering). From the inception of the offering, through March 29, 2010, we (i) sold $192,500 principal amount of Spring 2010 Notes convertible at $0.575 per share, (ii) issued warrants to purchase up to 334,786 shares of our common stock at $0.75 per share which expire July 15, 2011, and (iii) issued warrants to purchase up to an additional 334,786 shares of our common stock at $1.00 per share which expire January 15, 2013.

Extension of Engagement of Charles K. Dargan, II as Chief Financial Officer

On February 1, 2010, we agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended by one year by agreement dated February 23, 2009), pursuant to which Mr. Dargan served as the Company’s Chief Financial Officer for a period of two years, expiring January 31, 2010. The extension agreement dated as of February 1, 2010 (the “Engagement Extension Agreement”) provides for an additional one-year term effective February 1, 2010 (the “Extended Term”). During the Extended Term, Mr. Dargan will continue to receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which the Company files its periodic reports with the Securities and Exchange Commission.

In addition to the cash compensation specified above, Mr. Dargan will be issued stock options over the Extended Term.  Each option will allow Mr. Dargan to purchase 10,000 shares of the Company’s common stock, and will be granted on the last business day of each month commencing February 2010 and ending January 2010, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each such grant date, at an exercise price equal to the closing price of a share of the Company’s common stock on each grant date, each such option to be fully vested upon grant.

Mr. Dargan will continue to be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extension of Note Payable

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%.  For the year ended December 31, 2009 we recorded $4,104 of interest expense.  On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  Subsequent to December 31, 2009, the maturity date was further extended to June 1, 2010, and a $20,000 payment on the note was made.

Extension of Spring 2008 Notes

On March 30, 2010, our board approved agreements mutually extending the maturity dates of the Spring 2008 Notes by one year, such that the Spring 2008 Notes mature on March 31, 2011.

License of Isan System

In August 2008, BioLargo, Inc. (“we”, or the “Company”) entered into a marketing and representation agreement (the “Marketing Agreement”) with Ioteq IP Pty. Ltd., an Australian company (“Ioteq-Australia”), and its United States affiliate Ioteq Inc. (“Ioteq-US”, and collectively with Ioteq-Australia, “Ioteq”), pursuant to which we represent and market Ioteq’s iodine-based disinfection technology, the Isan system, on an exclusive basis in the United States and on a non-exclusive basis in the rest of the world, with respect to seeking, identifying, introducing and negotiating various business opportunities. The Marketing Agreement obligated us to make monthly payments to Ioteq of $20,000 per month commencing September 1, 2008. For our efforts in seeking, identifying, introducing and negotiating business opportunities, Ioteq agreed to reimburse us our actual out-of-pocket costs incurred and pay us a royalty.

On March 26 and March 29, 2010, we entered into a series of transactions whereby we licensed the Isan system technology from Ioteq, and then sublicensed the technology to a third party. These transactions are described in the following paragraphs.

Sublicense to BioLargo and Amendment of Marketing Agreement

On March 26, 2010, Ioteq-US and BioLargo entered into a sublicense agreement (the “Ioteq Sublicense Agreement”) which grants BioLargo the exclusive rights to use, exploit, develop and commercialize certain technology, including patented and proprietary technologies (referred to in this report as the “Isan System Technology”) in the United States, Canada and Mexico, in any field of use. The agreement includes rights allowing BioLargo to sublicense the technology. Pursuant to the Ioteq Sublicense Agreement, BioLargo agreed to pay a royalty of 5% to Ioteq-US, as well as 60% of revenues generated from sublicense agreements, up to AUD$800,000 (Australian dollars; unless otherwise noted, all figures in U.S. dollars). Once Ioteq-US has received AUD$800,000 from BioLargo, the royalty rate is automatically reduced from 5% to 2.5%, and sublicensing fees are reduced from 60% to 30%. BioLargo is required to pay a minimum annual license fee to Ioteq Inc. of $150,000, which will be divided into twelve equal payments of $12,500 per month. The Ioteq Sublicense Agreement also contains customary provisions relating to indemnity, insurance, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for license transactions.

Simultaneously with the execution of the Ioteq Sublicense Agreement, BioLargo and Ioteq amended the terms of the Marketing Agreement. As amended, BioLargo will no longer be required to pay to Ioteq a monthly payment of $20,000. A final payment obligation will accrue April 1, 2010, and BioLargo agreed to pay Ioteq $50,000, which amount represents accrued and unpaid monthly payment amounts, including the final April 2010 accrual.

Sublicense to Isan USA

On March 29, 2010, BioLargo and Isan USA, Inc. (“Isan USA”) entered into a sublicense agreement (the “Isan USA Sublicense”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use (set forth below). Isan USA is a California corporation founded and organized by Bert Fenenga. Mr. Fenenga also invested in our private securities offering which commenced June 1, 2009.

BIOLARGO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Isan USA Sublicense grants Isan USA exclusive rights to commercialize the Isan System Technology in the United States, in the following fields of use (as further defined in the agreement): (i) horticulture, (ii) post-harvest sanitation of fruits and vegetables, (iii) dairy use, and (iv) poultry drinking water. Additional fields of use may be added by Isan USA upon the satisfaction of certain conditions, including the submission of the proposed field of use, and a plan and budget for development and commercialization of product(s) in the proposed field of use.  BioLargo would have 30 days after any such submission to review and respond to the proposal. If the parties agree, the sublicense agreement would be amended to include the proposed field of use.

In addition to the exclusive rights granted in the United States, the Isan USA Sublicense grants Isan USA rights to export licensed products to Canada and Mexico. Furthermore, should BioLargo enter into a sublicense agreement with a third party to commercialize the Isan System technology in the United States in a field of use not licensed to Isan USA, BioLargo is required to pay to Isan USA 15% of any revenue generated from that sublicense agreement. If BioLargo desires to commercialize the Isan System Technology in the United States in a field of use not subject to the Isan USA Sublicense, it must provide Isan USA the option to purchase the United States rights to the proposed field of use for an amount equal to one-third of the proposed commercialization budget, such payment to be made as expenses are accrued, and subject to increase or decrease based on actual expenditures.

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, fully earned upon payment, and has agreed to pay a 6% royalty on sales of licensed products, and 30% of revenues generated from sublicense agreements. The royalty on sales of licensed products decreases to 5% if annual net sales revenues exceed $10,000,000, and decrease to 4% if annual net sales revenues exceed $15,000,000. Isan USA has agreed to pay a minimum annual license fee to BioLargo of $20,000 per month for the first 24 months of the agreement, and $33,333 per month thereafter, paid quarterly, in arrears, commencing June 30, 2010. Each of Ioteq-Australia and Ioteq-US executed a written consent to the Isan USA Sublicense.

As partial consideration for the Isan USA Sublicense, BioLargo was granted an option to purchase a 20% non-dilutive common stock interest in Isan USA, for a purchase price equal to the basis upon which the founders of Isan USA purchased their shares, not to exceed an aggregate of $200,000. These essential terms, and other standard terms and conditions, will be set forth in a written agreement, to be mutually prepared by the parties.

The Isan USA Sublicense grants Isan USA the right to conduct research and development activities, and pursue regulatory approval, field trials, and all other work necessary to develop, improve, enhance and commercialize the Isan System Technology within the defined fields of use in the United States. Any improvements to the Isan System Technology remain the property of BioLargo.

If Isan USA determines that the continuation of the Isan USA Sublicense will not be, or is no longer, economically viable, Isan USA may terminate the Isan USA Sublicense upon not less than 90 days written notice to BioLargo. Otherwise, the Isan USA Sublicense will expire on the earlier of (i) the expiration of the patent rights licensed, or (ii) on the 10th anniversary of the agreement. Isan USA may extend the agreement for six additional periods of five years, provided that the licensed patent rights remain valid. The Isan USA Sublicense also contains customary provisions relating to indemnity, insurance, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for license transactions.

Agency Agreement

In addition to the Isan USA Sublicense, on March 29, 2010, BioLargo and Isan USA entered into an agency agreement (“Agency Agreement”) whereby BioLargo was designated a non-exclusive representative of Isan USA in the United States, with respect to seeking, identifying, introducing and negotiating “business opportunities” to commercialize the Isan System Technology. As consideration for the designation, Isan USA agreed to pay to BioLargo 7% of any net royalty or payment received by Isan USA derived directly or indirectly from such business opportunities. The parties may agree on a different percentage. If BioLargo proposes to Isan USA a sublicense in a field of use sublicensed to Isan USA pursuant to the Isan USA Sublicense, with a party with whom BioLargo has entered into a product evaluation agreement, and within one year of the March 29, 2010 effective date of the Isan USA Sublicense, Isan USA has agreed to pay to BioLargo a sublicensing fee of 75% of any revenue received from such sublicense agreement. If the sublicense is commenced subsequent to one year from the March 29, 2010 effective date of the Isan USA Sublicense, Isan USA has agreed to pay to BioLargo a sublicensing fee of 50% of any revenue received from such sublicense agreement.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)
3.2	Certificate of Designations creating Series A Preferred Stock (2)
3.3	Bylaws, as amended and restated (1)
4.1	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC ()
4.2	Form of Warrant issued in the Fall 2006 Offering (4)
4.3	Form of Promissory Note issued in the 2007 Offering (8)
4.4	Form of Warrant issued in the 2007 Offering (8)
4.5	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)
4.6	Form of One-Year Warrant issued in the Spring 2008 Offering (10)
4.7	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)
4.8	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)
4.9	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)
4.10	Form of One-Year Warrant issued in the Fall 2008 Offering (12)
4.11	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)
4.12	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)
4.13	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)
4.14	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)
4.15	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)
4.16	Form of One-Year Warrant issued in the Spring 2009 Offering (15)
4.17	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)
4.18	Promissory Note (Masteller) (15)
4.19*	Form of Convertible Promissory Note issued in the Spring 2010 Offering
4.20*	Form of Eighteen Month Warrant issued in the Spring 2010 Offering
4.21*	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering

10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (4)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (4)
10.3	BioLargo, Inc. 2007 Equity Incentive Plan (5)
10.4†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (6)
10.5	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace (6)
10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (6)
10.7†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (7)
10.8	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)

10.9	Form of Warrant issued to Howard Isaacs (9)
10.10	Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc. (10)
10.11	Sublease Agreement dated as of November 13, 2008 (10)
10.12	Engagement Extension Agreement dated as of February 1, 2009 between BioLargo, Inc. and Charles K. Dargan, II. (11)
10.13	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)
10.14	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)
10.15	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)
10.16	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.17	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
21.1*	List of Subsidiaries of the Registrant
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.