Form 10-Q
period 2010-03-31
BIOLARGO, INC.
filed 2010-05-17
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16333 Phoebe Avenue
La Mirada, California 90638
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

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2010 was 43,510,642 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I
Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis	18

Item 4	Controls and Procedures	23

PART II
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6	Exhibits	24

	Signatures	25

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2010

	December 31,	March 31, 2010
	2009	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,350	$109,629
Accounts receivable	14,607	7,007
Inventory	9,678	7,002
Prepaid expenses	4,586	38,815

Total current assets	164,221	162,453

FIXED ASSETS
Equipment, net	16,390	13,999

Total fixed assets	16,390	13,999

TOTAL ASSETS	$180,611	$176,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,273,028	$1,593,037
Accrued option compensation expense	679,210	1,105,319
Convertible notes payable, current portion	1,913,625	1,913,625
Discount on convertible notes, current portion net of amortization	(470,822)	(378,830)
Note payable	70,000
Deferred revenue	—	100,000

Total Current Liabilities	3,465,041	4,383,151

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,372,410	1,601,410
Discount on convertible notes, net of current portion and amortization	(793,523)	(824,890)

Total Long-term Liabilities	578,887	776,520

TOTAL LIABILITIES	4,043,928	5,159,671

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and
25,000,000 Shares Authorized, -0- Shares Issued and Outstanding,
at March 31, 2010 and December 31, 2009.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized,
43,510,642 and 43,196,355 Shares Issued, at March 31, 2010 and
December 31, 2009, respectively	28,969	29,180
Additional Paid-In Capital	53,876,278	54,769,918
Accumulated Deficit	(57,768,564)	(59,782,317)

Total Stockholders’ Equity (Deficit)	(3,863,317)	(4,983,219)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,611	$176,452

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2010
(unaudited)

	For the three-month periods ended March 31,
	2009	2010

Revenue	$—	$10,733

Cost of goods sold	—	8,539

Gross Profit	—	2,194

Costs and expenses
Selling, general and administrative	991,790	1,588,487
Amortization and depreciation	279,192	2,391
Research and development	36,929	43,145

Total costs and expenses	1,307,911	1,634,023

Loss from operations	(1,307,911)	(1,631,829)

Other income and (expense)
Interest expense	(403,526)	(381,924)
Other income	3,021	—

Net other income and (expense)	(400,505)	(381,924)

Net loss	$(1,708,416)	$(2,013,753)

Loss per common share — basic and diluted
Loss per share	$(0.04)	$(0. 05)

Weighted average common share equivalents outstanding	42,325,788	43,503,658

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total

BALANCE DECEMBER 31, 2009	43,196,355	$28,969	$53,876,278	$(57,768,564)	(3,863,317)

Issuance of warrants as part of convertible note offering	—	—	229,000	—	229,000

Issuance of a warrant to a consultant	—	—	25,000	—	25,000

Issuance of stock options to Board of Directors	—	—	344,500	—	344,500

Issuance of stock options to consultants	—	—	115,000	—	115,000

Issuance of stock for services to board of directors	114,287	77	79,923	—	80,000

Issuance of stock for services	200,000	134	100,217	—	100,351

Net loss for the three-month period ended March 31, 2010	—	—	—	(2,013,753)	(2,013,753)

BALANCE MARCH 31, 2010	43,510,642	$29,180	$54,769,918	$(59,782,317)	$(4,983,219)

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2010
(unaudited)

	For the three-month periods ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,708,416)	$(2,013,753)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash accrued option compensation expense	329,909	426,109
Non-cash expense related to options issued to officers and board of directors	—	344,500
Non-cash interest expense related to the amortization of the fair value of
warrants issued in conjunction with our convertible notes	353,891	289,625
Non-cash expense related to options issued to consultants	201,000	115,000
Non-cash expense related to stock issued to consultants and professionals
for settlement of obligations	28,383	100,351
Non-cash expense related to stock issued to our board of directors for
settlement of obligations	—	20,000
Increase in accounts payable and accrued expenses	249,570	405,009
Increase in deferred revenue	—	100,000
Decrease in accounts receivable	—	7,600
Amortization and depreciation expense	279,192	2,391
Decrease in inventory	—	2,676
Increase in prepaid expenses	(7,096)	(34,229)

Net Cash Used In Operating Activities	(273,567)	(234,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	400,000	229,000
Payments on note payable	—	(20,000)

Net Cash Provided By Financing Activities	400,000	209,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	126,433	(25,721)
CASH AND CASH EQUIVALENTS — BEGINNING	90,384	135,350

CASH AND CASH EQUIVALENTS — ENDING	$216,817	$109,629

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$1,600	$2,371

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$—	$60,000

Conversion of accrued expenses to an option to purchase shares of the
Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$10,000	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Fair value of the issuance of warrants in conjunction with convertible
note offerings	$400,000	$229,000

Repriced warrants in conjunction with convertible note offering	$52,967	$—

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,013,753 for the three-month period ended March 31, 2010, and an accumulated stockholders’ deficit of $59,782,317 as of March 31, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $109,629 at March 31, 2010. We generated revenues of $10,733 in the three-month period ended March 31, 2010, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $234,721 for the three-month period ended March 31, 2010. We had negative working capital of $4,220,698 for the three-month period ended March 31, 2010. Our accounts payable and accrued expenses increased by $320,009 during three-month period ended March 31, 2010 and were $1,593,017 at March 31, 2010. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

As of March 31, 2010 we had $3,565,035 aggregate principal amount, together with $404,428 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of March 31, 2010, we had $1,038,609 in accrued and unpaid payables (see Note 11) and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer. (See Note 14.)

On January 15, 2010 we commenced a private offering of our convertible promissory notes, and through March 31, 2010, we sold $229,000 principal amount of convertible notes and issued warrants to purchase up to an aggregate 398,266 shares of our common stock. (See Notes 4 and 15.)

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We have less than a year of historical operating revenues, and therefore our operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc., and recently licensed the rights to commercialize the Isan system from Ioteq. The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. On March 29, 2010, we licensed the rights to commercialize the Isan system from Ioteq, and sublicensed those rights to a third party, in particular fields of use. (See Note 4.)

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

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. We have focused our efforts on building wholesale distribution, and in 2010, we intend to expand our marketing efforts into new industries, as well as continue evaluating new product opportunities within the same industry.

Second, we are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne™ and for the Isan system. In March 2010, we entered into a series of transactions whereby we licensed the Isan system technology from Ioteq, and then sublicensed the technology to a third party for commercialization in the United States in certain fields of use. We are still actively marketing the Isan system for opportunities outside the United States pursuant to our marketing agreement with Ioteq, and in the United States through an agency agreement with Isan USA. We continue research and product development for our CupriDyne™ technology, and continue to work with a number of global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for both CupriDyne™ and the Isan technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about our ability to successfully conclude such arrangements.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

As of March 31, 2010, we had two subsidiaries, BioLargo Life Technologies, Inc. (“BLTI”) and Odor-No-More, Inc. (“ONM”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI and ONM. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at March 31, 2010.

We consider all other accounts receivable to be fully collectible.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2009	March 31, 2010
Raw Materials	$4,241	$6,221
Finished Goods	5,437	781
Total	$9,678	$7,002

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $14,690 as of March 31, 2010. Depreciation expense for the three-month periods ended March 31, 2009 and 2010 was $2,391 and $2,391, respectively.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-month periods ended March 31, 2009 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants issued for Services

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

Non-Cash Transactions

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

Revenue Recognition

We recognize revenues based upon contract terms and completion of the sales process in accordance the SEC codification of revenue recognition.

We also generate revenues from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

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

Note 3. Intangible Assets/Long-lived Assets and Impairment

 Amortization expense for the intangible assets for the three-month periods ended March 31, 2009 and 2010 was $276,801 and $0.

Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined after this analysis that it was appropriate for us to record an impairment charge of $8,781,133 consisting of $8,610,940, which was the remaining net book value of our licensing rights acquired from IOWC Technologies, Inc., in March 2007, and $170,193, which was the remaining net book value of certain agreements assigned to us as part of the acquisition of the BioLargo technology from IOWC Technologies, Inc., in March 2007. The impairment charge reduced the net book value of the asset to zero.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, BioLargo and Isan USA, Inc. (“Isan USA”) entered into a sublicense agreement (the “Isan USA Sublicense”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, of which the full amount is recorded as deferred revenue as of March 31, 2010.

Note 5. Private Security Offerings

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and continued through March 31, 2010, we sold $229,000 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to ten investors, convertible into an aggregate 398,266 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

Each purchaser of the Spring 2010 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2010 Note is initially convertible. The first warrant (the “Spring 2010 Eighteen Month Warrant”) is exercisable at a price of $0.75 per share and expires on July 15, 2011. The second warrant (the “Spring 2010 Thirty-Six Month Warrant”) is exercisable at a price of $1.00 per share and expires on January 15, 2013. (See Note 8.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 30, 2010, our board accepted proposals from the holders of the Spring 2008 Notes to extend the maturity date of the notes by one year, such that the Spring 2008 Notes mature on March 31, 2011. (See Note 15.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2007 Offering

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which were initially due and payable on June 30, 2009 (extended by one year to June 30, 2010, see Note 6) to 21 investors, convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes bear interest at a rate of 10% compounding annually, such interest to be paid, at our option, in cash or stock at a conversion rate of $0.70 per share. The 2007 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.70 per share, and can be converted voluntarily by the noteholders at any time. We can elect to convert the 2007 Notes (i) on or after September 30, 2007, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, on the maturity date, we may repay the 2007 Notes in cash or choose to convert the notes, at our sole option, into shares of our common stock.

Each purchaser of the 2007 Notes received, for no additional consideration, a stock purchase warrant (the “2007 Warrants”) entitling the holder to purchase a number of shares of our common stock equal to the number of shares of our common stock into which the principal amount of the investor’s 2007 Note is convertible. The 2007 Warrants are exercisable at $1.30 per share and expire on June 30, 2010.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Extension of Maturity Date of 2007 Offering

 On June 30, 2009, we and the holders of the 2007 Notes (see Note 5) agreed to extend, by one year, the maturity dates of the 2007 Notes, in an aggregate principal amount of $1,000,000. The 2007 Notes now mature on June 30, 2010.

Note 7. Issuance of Securities in exchange for payment of payables

Payment of Officer Salaries and Board of Director Fees

On January 4, 2010, we issued an aggregate 114,287 shares of our common stock, at a conversion price of $0.70, which was the closing price of our common stock on the day of issuance, to two members of our board of directors in lieu of $80,000 in accrued and unpaid payables for their services as a director.  Of this amount $60,000 related to payables accrued and unpaid as of December 31, 2009. On February 1, 2010, we issued an aggregate 200,000 shares of our common stock, at a conversion price of $0.50, which was the closing price of our common stock on the day of issuance, to a consultant for services provided. We recorded $100,351 in consulting expense for the three-month period March 31, 2010 related to that issuance.

Note 8. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of	Price
	Shares	Range
Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00
Issued	846,532	$0.75 – 1.00
Exercised	—	$—
Expired	—	$—
Outstanding as of March 31, 2010	10,612,988	$0.125 – 2.00

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	2009	2010
Risk free interest rate	1.83 – 2.49%	0.45 – 1.47%
Expected volatility	203 – 615%	269 – 470%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The aggregate fair value of the warrants issued and outstanding as of March 31, 2010 totaled $4,665,724. Of this total, $77,500 was related to warrants issued to a consultant of which $35,000 was expensed during the three-month period ended March 31, 2010 and $52,500 was expensed during the three-month period March 31, 2009. The remaining fair value of $4,588,224 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $3,384,504. We recorded $353,891 and $289,625 of interest expense related to the amortization of the discount on convertible notes for the three-month periods ended March 31, 2009 and 2010, respectively.

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through March 31, 2010, we issued warrants to purchase up to an aggregate 796,532 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 398,266 shares which expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 398,266 shares which expire January 15, 2013, at an exercise price of $1.00 per share. (See Note 5.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Warrants

On February 5, 2010 we issued a warrant to a consultant for services provided to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of March 31, 2010 and December 31, 2009 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2009 and March 31, 2010 there were 43,196,355 and 43,510,642 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2010 is comprised of the following stock issuances: (i) 200,000 shares of our common stock to a consultant for services provided, and (ii) 114,287 shares of our common stock to two directors in exchange for their services as a director.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three-month period ended March 31, 2010, we granted options to purchase an aggregate 30,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.45 and $0.50 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $14,500 and was recorded as selling, general and administrative expense as of March, 31, 2010. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

On February 1, 2010, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.

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

During the three-month periods ended March 31, 2009 and 2010 we recorded an aggregate $439,202 and $483,667 in option compensation expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the three-month period ended March 31, 2010 is as follows:

				Weighted
				Average
	Options	Shares	Price per	Price per
	Outstanding	Available	share	share
Balances, December 31, 2009	1,667,135	4,332,865	$0.28 – $1.89	$0.75
Granted	910,000	(910,000)	$0.33 – 0.50	$0.53
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, March 31, 2010	2,577,135	3,422,865	$0.28 – $1.89	$0.69

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at March 31, 2010.

		Weighted		Currently Exercisable
		Average	Weighted	Number of	Weighted
Options		Remaining	Average	Shares at	Average
Outstanding at	Exercise	Contractual	Exercise	March 31,	Exercise
March 31, 2010	Price	Life	Price	2010	Price
20,000	$0.40	8	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	8	$0.97	105,000	$0.94
50,000	$1.89	9	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	4	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	10	$0.40	120,000	$0.40
20,000	$0.33	10	$0.33	20,000	$0.33
557,035	$0.50	3	$0.50	557,035	$0.50
155,100	$0.55	3	$0.55	155,100	$0.55
30,000	$0.57	5	$0.57	30,000	$0.57
20,000	$0.33	10	$0.33	20,000	$0.33
30,000	$0.45 – 0.50	10	$0.48	30,000	$0.48
200,000	$0.50	5	$0.50	200,000	$0.50
600,000	$0.50	10	$0.50	600,000	$0.50

Stock Options Issued Outside the 2007 Equity Incentive Plan

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month period ended March 31, 2010:

	Non plan	2007
	Option	Plan
Risk free interest rate	—%	0.45 – 1.47%
Expected volatility	—%	766%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	—	5

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2009	2010
Accounts payable and accrued expenses	$479,034	$719,110
Accrued interest	462,129	554,428
Officer and board of director payable	331,865	319,499
Total Accounts Payable and Accrued Expenses	$1,273,028	$1,593,037

Accrued Interest

Accrued interest as of December 31, 2008, includes $380,658 of accrued and unpaid interest related to a note previously held by New Millennium Capital Partners, LLC (“New Millennium”), a related party.  On April 27, 2009, New Millennium agreed to accept from the Company an option to purchase common stock as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest. New Millennium further agreed to extend the due date for the remaining $150,000 accrued and unpaid interest to April 30, 2010. (See Note 14.)  The remaining $404,428 of accrued and unpaid interest relates to outstanding convertible promissory notes issued by the Company pursuant to private securities offerings.  (See Note 5.)

 During the three-month periods ended March 31, 2009 and 2010, we recorded $49,635 and $92,299 of interest expense related to the convertible notes outstanding, respectively.

Officer and Board of Director payable

Officer and Board of Director payables were reduced as certain board members agreed to accept common stock as payment of an aggregate $80,000, of which $60,000 was outstanding as of December 31, 2009, and the balance of $20,000 related to expenses incurred in the three-month period ended March 31, 2010.

Note 12.  Note Payable

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%.  For the three-month period ended March 31, 2010 we recorded $4,104 of interest expense.  On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  The maturity date was further extended to June 1, 2010, and in March 2010 a $20,000 payment on the note was made.

Note 13. Related Party Transactions

New Millennium

On April13, 2007, New Millennium Capital Partners LLC (“New Millennium”), a limited liability company controlled and owned in part by the Company’s CEO and president, Dennis P. Calvert, converted a promissory note (the “Note”) in principal amount of $900,000 into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remained outstanding on the Note, which amount was due to be paid on January 15, 2008. We did not make such payment on such date. On November 12, 2008, we and New Millennium agreed to extend the date on which interest would be paid to April 30, 2009. On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of our common stock, exercisable at $0.55 cents per share. This option will expire April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010, which date has been further extended to October 31, 2010. (See Notes 7 and 11.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Litigation

We are not currently a party to any litigation.

Engagement of Charles K. Dargan, II as Chief Financial Officer

On February 1, 2010, we extended the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended by one year by agreement dated February 23, 2009), pursuant to which Mr. Dargan served as the Company’s Chief Financial Officer for a period of two years, and which expired January 31, 2010. The extension agreement dated as of February 1, 2010 (the “Engagement Extension Agreement”) provides for an additional one-year term January 31, 2011 (the “Extended Term”). During the Extended Term, Mr. Dargan will continue to receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which the Company files its periodic reports with the Securities and Exchange Commission.

In addition to the cash compensation specified above, Mr. Dargan will be issued stock options over the Extended Term.  Each option will allow Mr. Dargan to purchase 10,000 shares of the Company’s common stock, and will be granted on the last business day of each month commencing February 2010 and ending January 2011, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each such grant date, at an exercise price equal to the closing price of a share of the Company’s common stock on each grant date, each such option to be fully vested upon grant.

Mr. Dargan will continue to be reimbursed for business expenses he incurs in connection with the performance of his services as our Chief Financial Officer. All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.

Note 15. Subsequent Events

Spring 2010 Private Securities Offering

On January 15, 2010 we commenced a private offering (the Spring 2010 Offering). Subsequent to March 31, 2010, we (i) sold $138,250 principal amount of Spring 2010 Notes convertible at $0.575 per share, (ii) issued warrants to purchase up to 240,437 shares of our common stock at $0.75 per share which expire July 15, 2011, and (iii) issued warrants to purchase up to an additional 240,437shares of our common stock at $1.00 per share which expire January 15, 2013.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2010, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, and Odor-No-More, Inc., a California corporation.

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

In addition to our BioLargo technology, in 2008 we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc. (“Ioteq”). The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.

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

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. We have focused our efforts on building wholesale distribution, and in 2010, we intend to expand our marketing efforts into new industries, as well as continue evaluating new product opportunities within the same industry.

Second, we are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities for CupriDyne™ and for the Isan system. In March 2010, we entered into a series of transactions whereby we licensed the Isan system technology from Ioteq, and then sublicensed the technology to a third party for commercialization in the United States in certain fields of use. We are still actively marketing the Isan system for opportunities outside the United States pursuant to our marketing agreement with Ioteq, and in the United States through an agency agreement with Isan USA. We continue research and product development for our CupriDyne™ technology, and continue to work with a number of global companies who are engaged in technology evaluation and testing processes. Simultaneously, we are also actively seeking to identify and negotiate regional or global partnerships to exploit commercial opportunities for both CupriDyne™ and the Isan technologies. No such regional or global partnerships have been formed at this time, and we can make no representation about our ability to successfully conclude such arrangements.

Results of Operations—Comparison of the three-month periods ended March 31, 2010 and 2009

We generated revenues of $10,733 during the three-month period ended March 31, 2010, as compared with no revenues during the three-month period ended March 31, 2009. During the last two quarters, rather than focus our efforts on direct selling activities, we focused our efforts on establishing and training a network of wholesale to retail distributors. As a result, our sales revenues have declined during each of the last two quarters. During the three-month period ended March 31, 2010, we used cash in operations of $234,721, and incurred a net loss of $2,013,753. Of this amount, $1,305,585 consists of non-cash expenses related to the issuances of stock options, warrants and stock for services.

Revenue

We generated $10,733 and $0 in revenues from operations during the three-month periods ended March 31, 2010 and 2009. The revenues consist entirely of sales of our Odor-No-More products.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,588,487 for the three-month period ended March 31, 2010, compared to $991,790 for the three-month period ended March 31, 2009, an increase of $596,697. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $885,923 for the three-month period ended March 31, 2010, compared to $492,529 for the three-month period ended March 31, 2009, an increase of $393,394. The increase is related to the non-cash stock option compensation expense incurred in the three-month period ended March 31, 2010.

b. Consulting Expenses: These expenses were $481,588 for the three-month period ended March 31, 2010, compared to $276,063 for the three-month period ended March 31, 2009, an increase of $205,525. The increase is primarily attributable to non-cash stock option compensation expense and stock issued for services incurred in the three-month period ended March 31, 2010 that were not issued in 2009.

c. Professional Fees: These expenses were $124,318 for the three-month period ended March 31, 2010, compared to $86,195 for the three-month period ended March 31, 2009, an increase of $38,123. The increase is primarily attributable to non-cash stock option compensation expense.

d. Other Expense: These expenses were $60,000 for the three-month period ended March 31, 2010, compared to $50,000 for the three-month period ended March 31, 2009. The expenses incurred in 2009 and 2010 were the result of the obligations pursuant to the Marketing Agreement with Ioteq.

Interest expense

Interest expense totaled $381,924 for the three-month period ended March 31, 2010, compared to $403,526 for the three-month period ended March 31, 2009, a decrease of $21,602. The decrease in the three-month period ended March 31, 2010 is primarily attributable to $52,966 of expense incurred in the three-month period March 31, 2009 related to the fair value of the repricing of warrants that was not completed in the three-month period ended March 31, 2010.  This was offset by an increase of interest expense related to the fair value amortization of our warrants and that we have increased our note payables outstanding resulting in additional interest expense.

Amortization and depreciation expense

Amortization and depreciation expense totaled $2,391 for the three-month period ended March 31, 2010, compared to $279,192 for the three-month period ended March 31, 2009, a decrease of $276,801.  The decrease is attributable to the impairment expense recorded December 31, 2009, related to our intangible assets which included Licensing rights and Assignment agreements acquired from IOWC in April 2007. Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined that after this detailed analysis that it was appropriate for us to record an impairment charge.

Research and Development

Research and development expenses were $43,145 for the three-month period ended March 31, 2010, compared to $36,929 for the three-month period ended March 31, 2009, an increase of $6,216 which is related to patent application and prosecutions.

Net Loss

Net loss for the three-month period ended March 31, 2010 was $2,013,753, a loss of $0.05 per share, compared to a net loss for the three-month period ended March 31, 2009 of $1,708,416, a loss of $0.04 per share. The increase in net loss for the three-month period ended March 31, 2009 is primarily attributable to the non-cash option expense from the issuance of options to the management team and to consultants for services provided, recorded in the three-month period March 31, 2010.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $109,629 at March 31, 2010. We had negative working capital of $4,220,698 for the three-month period ended March 31, 2010, compared with negative working capital of $3,019,907 for the three-month period ended March 31, 2009. We negative cash flow from operating activities of $234,721 three-month period ended March 31, 2010, compared to a negative cash flow from operating activities of $273,567 for the three-month period ended March 31, 2009. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses.  Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,013,753 for the three-month period ended March 31, 2010, and an accumulated stockholders’ deficit of $59,782,317 as of March 31, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2010 we had $3,565,035 aggregate principal amount, together with $404,428 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of March 31, 2010, we had $1,038,609 in accrued and unpaid payables (see Note 11) and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer. (See Note 14.)

We continue to be limited in terms of our capital resources. During the three-month period ended March 31, 2010, we received gross and net proceeds of $229,000 pursuant to a private offering of our securities. Subsequent to March 31, 2010, we received an additional $138,250 pursuant to a private offering of our securities.

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

Obligation to New Millennium Capital Partners, LLC

On April 13, 2007, New Millennium Capital Partners LLC (“New Millennium”), a limited liability company controlled and owned in part by the Company’s CEO and president, Dennis P. Calvert, converted a promissory note (the “Note”) in principal amount of $900,000 into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remained outstanding on the Note, which amount was due to be paid on January 15, 2008. We did not make such payment on such date. On November 12, 2008, we and New Millennium agreed to extend the date on which interest would be paid to April 30, 2009. On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of our common stock, exercisable at $0.55 cents per share. This option will expire April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010, which date has been further extended to October 31, 2010.

2007 Equity Incentive Plan

On February 1, 2010, the Company’s Compensation Committee issued options and a restricted stock award pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who had provided services to the Company during 2008 and 2009, consistent with management’s recommendations to the committee.

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

It the Company’s policy to expense share based payments as of the date of grant in accordance with Auditing Standard Codification Topic 718 “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

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

Other recent accounting pronouncements issued by Financial Accounting Statements Board (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures are effective but need improvement. Additionally, due to limited personnel and the resulting competing demands on our senior officers, at times there have been delays in disseminating information internally to those parties responsible for processing such information for disclosure. We have implemented certain further steps that we believe are warranted and believe, subject to our continuing evaluation and review of these further steps, that yet additional steps may also be warranted. We have adopted disclosure controls and procedures guidelines, however, additional steps that we believe that we must undertake are to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve further our internal controls over financial reporting and disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, improved lines of communication internally and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and continued through March 31, 2010, we sold $229,000 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to ten investors, convertible into an aggregate 398,266 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013maturity date.

Each purchaser of the Spring 2010 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2010 Note is initially convertible. The first warrant (the “Spring 2010 Eighteen Month Warrant”) is exercisable at a price of $0.75 per share and expires on July 15, 2011. The second warrant (the “Spring 2010 Thirty-Six Month Warrant”) is exercisable at a price of $1.00 per share and expires on January 15, 2013. (See Note 8.)

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

BIOLARGO, INC.

Date: May 17, 2010	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).