Form 10-Q
period 2010-06-30
BIOLARGO, INC.
filed 2010-08-16
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2010 was 47,525,036 shares.

BIOLAR GO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis

Item 4	Controls and Procedures

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

Signatures

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2010

	December 31,	June 30, 2010
	2009	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,350	$55,769
Accounts receivable	14,607	15,971
Inventory	9,678	5,576
Prepaid expenses	4,586	3,815

Total current assets	164,221	81,131

FIXED ASSETS
Equipment, net	16,390	11,608

Total fixed assets	16,390	11,608

TOTAL ASSETS	$180,611	$92,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,273,028	$1,425,347
Accrued option compensation expense	679,210	375,333
Convertible notes payable, current portion	1,913,625	945,625
Discount on convertible notes, current portion net of amortization	(470,822)	(368,705)
Note payable	70,000	150,000
Discount on note payable	—	(16,667)
Deferred revenue	—	102,067

Total Current Liabilities	3,465,041	2,613,000

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,372,410	1,789,660
Discount on convertible notes, net of current portion and amortization	(793,523)	(925,477)

Total Long-term Liabilities	578,887	864,183

TOTAL LIABILITIES	4,043,928	3,477,183

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2010 and December 31, 2009.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 45,617,225 and 43,196,355 Shares Issued, at June 30, 2010 and December 31, 2009, respectively	28,969	30,576
Additional Paid-In Capital	53,876,278	57,658,193
Accumulated Deficit	(57,768,564)	(61,073,213)

Total Stockholders’ Equity (Deficit)	(3,863,317)	(3,384,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,611	$92,739

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2010
(unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$80,792	$—	$91,525

Total revenue	—	80,792	—	91,525

Cost of goods sold	—	55,251	—	63,790

Total cost of goods sold	—	55,251	—	63,790

Costs and expenses
Selling, general and administrative	1,085,878	803,443	2,077,668	2,391,930
Research and development	56,389	28,347	93,318	71,492
Amortization and depreciation	279,192	2,391	558,384	4,782

Total costs and expenses	1,421,459	834,953	2,729,370	2,468,976

Loss from operations	(1,421,459)	(809,412)	(2,729,370)	(2,441,241)

Other income and (expense)
Interest expense	(471,280)	(481,484)	(874,806)	(863,408)
Other income	(1,457)	—	1,564	—

Net other income and (expense)	(472,737)	(481,484)	(873,242)	(863,408)

Net loss	$(1,894,196)	$(1,290,896)	$(3,602,612)	$(3,304,649)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.03)	$(0.08)	$(0.08)

Weighted average common share equivalents outstanding	42,480,208	43,653,117	42,405,368	43,582,796

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

	Common Stock
	Number	Par	Additional	Retained
	of	Value	Paid-In	Earnings
	Shares	$.00067	Capital	(Deficit)	Total

BALANCE DECEMBER 31, 2009	43,196,355	$28,969	$53,876,278	$(57,768,564)	$(3,863,317)

Vested portion of stock options	—	—	997,134	—	997,134
Issuance of warrants as part of convertible note offering and note payable	—	—	436,855	—	436,855
Fair value of the six-month extension of the 2009 Warrant	—	—	277,992	—	277,992
Issuance of stock options and a warrant to consultants	—	—	140,000	—	140,000
Issuance of stock options to officers and Board of Directors	—	—	362,000	—	362,000
Issuance of stock for services to board of directors	114,287	77	79,923	—	80,000
Issuance of stock for services to consultants	256,525	172	130,179	—	130,351
Conversion of the accrued interest obligations related to the 2009 Spring Notes	109,851	74	42,200	—	42,274
Conversion of the accrued interest obligations related to the 2008 Spring Notes	152,208	102	65,223	—	65,325
Conversion of 2007 Offering of convertible notes and related accrued interest obligations	1,787,999	1,182	1,250,409	—	1,251,591
Net loss for the six-month period ended June 30, 2010	—	—	—	(3,304,649)	(3,304,649)

BALANCE JUNE 30, 2010	45,617,225	$30,576	$57,658,193	$(61,073,213)	$(3,384,444)

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2010
(unaudited)

	For the six-month periods ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,602,612)	$(3,304,649)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash accrued option compensation expense	—	693,257
Non-cash expense related to options issued to officers and board of directors	645,778	362,000
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	736,634	668,343
Non-cash expense related to options issued to consultants	349,500	140,000
Non-cash expense related to stock issued to consultants and professionals for settlement of obligations	188,702	142,852
Amortization and depreciation expense	558,384	4,782
Increase in accounts payable and accrued expenses	403,020	611,008
Increase in deferred revenue	—	102,067
Increase in accounts receivable	—	(1,364)
(Increase) Decrease in inventory	(53,274)	4,102
Decrease in prepaid expenses	—	771

Net Cash Used In Operating Activities	(704,143)	(576,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(20,000)
Proceeds from convertible notes	679,410	417,250
Proceeds from a note payable	—	100,000

Net Cash Provided By Financing Activities	679,410	497,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,733)	(79,581)
CASH AND CASH EQUIVALENTS — BEGINNING	90,384	135,350

CASH AND CASH EQUIVALENTS — ENDING	$65,651	$55,769

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Taxes	$1,600	$3,000

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$150,000	$60,000
Consultant obligations incurred in 2009	$75,678	$7,500
Consultant obligations incurred in 2010	$—	$22,500
Conversion related party obligations – New Millennium and other.	$242,358	$—

Conversion of promissory notes and interest to shares of the Company’s common stock:
Conversion of the 2007 Notes	$—	$968,000
Convertible Noteholders' related accrued interest incurred in 2009	$—	$253,051
Convertible Noteholders' and related accrued interest incurred in 2010	$—	$138,138

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of the issuance of warrants in conjunction with convertible note offerings	$679,410	$416,855

Issuance of a warrant in conjunction with a note payable	$—	$20,000
Issuance of a warrant to a consultant for services provided	$—	$25,000
Repriced warrants in conjunction with convertible note offering	$277,992	$277,992

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,304,649 for the six-month period ended June 30, 2010, and an accumulated stockholders’ deficit of $61,073,213 as of June 30, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $55,769 at June 30, 2010. We generated revenues of $91,525 in the six-month period ended June 30, 2010, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $576,831 for the six-month period ended June 30, 2010. We had negative working capital of $2,531,869 for the six-month period ended June 30, 2010. Our accounts payable and accrued expenses increased by $152,319 during six-month period ended June 30, 2010 and were $1,425,347 at June 30, 2010. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

As of June 30, 2010 we had $2,885,285 aggregate principal amount, together with $116,004 accrued and unpaid interest, outstanding on various promissory notes. We may pay of the majority of these amounts in cash or in stock, at our option, at maturity. In addition, as of June 30, 2010, we had $1,159,343 in accrued and unpaid payables (see Note 11) and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer. (See Notes 13 and 15.)

On January 15, 2010 we commenced a private offering of our convertible promissory notes, and through June 30, 2010, we sold $417,250 principal amount of convertible notes. (See Note 4.)

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We have less than a year of historical operating revenues, and therefore our operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

As of June 30, 2010, we had two subsidiaries, BioLargo Life Technologies, Inc. (“BLTI”) and Odor-No-More, Inc. (“ONM”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI and ONM. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at June 30, 2010.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2009	June 30, 2010
Raw Materials	$4,241	$576
Finished Goods	5,437	5,000
Total	$9,678	$5,576

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $17,081 as of June 30, 2010. Depreciation expense for the six-month periods ended June 30, 2009 and 2010 was $4,782 and $4,782, respectively.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six-month periods ended June 30, 2009 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Note 3. Intangible Assets/Long-lived Assets and Impairment

 Amortization expense for the intangible assets for the six-month periods ended June 30, 2009 and 2010 was $553,602 and $0.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, of which $2,500 amount is recorded as deferred revenue as of June 30, 2010.

ET Horn Warehouse

ET Horn purchased $43,031 of our Odor-No-More product from us during the quarter ending June 30, 2010.  ET Horn warehouses our product and we sell through the inventory they purchased and for revenue recognition purposes the sale to ET Horn is deferred until such time we sell through our product to retailers and/or end-users.  As of June 30, 2010, a balance of $4,567 relating to ET Horn remains as deferred revenue.

Note 5. Private Security Offerings

Summary of Outstanding Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings, and should be read in conjunction with the detailed descriptions in this footnote.

Name	Maturity Date	Interest	Conversion Price	Amount Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$417,250
Spring 2009 Offering	6/1/12	10%	$0.55	681,410
Fall 2008 Offering	10/15/11	10%	$1.00	723,000
Spring 2008 Offering	3/31/11	10%	$1.35	913,625
Total				$2,735,285

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and continued through June  2010, we sold $417,250 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 16 investors, convertible into an aggregate 725,660 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

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

Spring 2008 Offering

Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,625 of our 10% convertible notes (the “Spring 2008 Notes”), which were due and payable on March 31, 2010, to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6. Conversion of 2007 Note

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which were initially due and payable on June 30, 2009 (extended by one year to June 30, 2010, see Note 6) to 21 investors, the principal of which is convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes interest rate was 10%, compounding annually.   On November 23, 2009, a holder of a 2007 Note in the principal amount of $32,000 elected to convert the note, and accrued and unpaid interest in the amount of $8,364, into 57,663 shares of our common stock, at a conversion rate of $0.70 per share in accordance with the terms of the note.

On June 30, 2010, per the terms of the 2007 Notes, we elected to convert the remaining aggregate principal amount of $968,000, which amount represented the entire then outstanding principal amount of the 2007 Notes, and $283,618 of accrued but unpaid interest, into an aggregate 1,787,999 shares of our common stock, at a conversion rate of $0.70 per share. All of the 2007 Notes have been converted into shares of our common stock as of June 30, 2010.

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

Payment of Consultant Fees

On February 1, 2010, we issued an aggregate 200,000 shares of our common stock, at a conversion price of $0.50, which was the closing price of our common stock on the day of issuance, to a consultant for services provided. We recorded $100,351 in consulting expense in 2010 related to that issuance.

On June 1, 2010, we issued an aggregate 56,525 shares of our common stock, at a conversion price of $0.53, which was the trailing 20 day average of our common stock, to a consultant for services provided in lieu of $30,000 in accrued and unpaid payables.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00
Issued	1,551,320	0.50 – 1.00
Exercised	—	—
Expired	1,446,000	1.00

Outstanding as of June 30, 2010	9,871,776	$0.125 – 2.00

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

	2009	2010
Risk free interest rate	1.83 – 2.49%	0.37 – 1.47%
Expected volatility	203 – 615%	244 – 470%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

The aggregate fair value of the warrants issued and outstanding as of June 30, 2010 totaled $2,829,850     was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $1,535,668. We recorded $735,853 and $681,935 of interest expense related to the amortization of the discount on convertible notes for the six-month periods ended June 30, 2009 and 2010, respectively.

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through June 30, 2010, we issued warrants to purchase up to an aggregate 1,451,320 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 725,660 shares which expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 725,660 shares which expire January 15, 2013, at an exercise price of $1.00 per share.

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

On June 1, 2010, the expiration of the Spring 2009 One-Year Warrants was extended from June 1, 2010 through December 1, 2010, resulting in additional fair value totaling $277,992, which $46,332 was recorded as interest expense during June 2010.  The remaining fair value will be amortized as interest expense over the term of the warrant.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Warrants

On February 5, 2010 we issued a warrant to a consultant for services provided to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $25,000, which was recorded as selling, general and administrative expense.   The warrant expires February 5, 2013.

On June 8, 2010 we issued a warrant to the holder of a note payable to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $20,000, of which $3,333 was recorded as interest expense during June 2010. The remaining fair value will be amortized as interest expense over the term of the warrant.  The warrant expires June 8, 2013.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2009 and June 30, 2010 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2009 and June 30, 2010 there were 43,196,355 and 45,617,192 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2010 is comprised of the following stock issuances: (i) 256,525 shares of our common stock to consultants for services provided,  (ii) 114,287 shares of our common stock to two directors in exchange for their services as a director, (iii) 109,851 shares of our common stock as payment for accrued interest related to our 2009 Spring Notes, (iv) 152,175 shares of our common stock as payment for accrued interest related to our 2008 Spring Notes, and (v) 1,787,999 shares as payment of our 2007 Notes and related accrued interest.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

On August 7, 2007, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.   See our 10K as filed for further details of the 2007 Plan.

During the six-month period ended June 30, 2010, we granted options to purchase an aggregate 60,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.25 and $0.50 depending upon their respective dates of grant, and resulted in an aggregate fair value of $24,000  and was recorded as selling, general and administrative expense as of June 30, 2010. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

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

During the six-month periods ended June 30, 2009 and 2010 we recorded an aggregate $439,202 and $483,667 in option compensation expense related to options issued pursuant to the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2010 is as follows:

				Weighted
				Average
	Options	Shares	Price	Price per
	Outstanding	Available	per share	share
Balances, December 31, 2009	1,667,135	4,332,865	$0.28 – $1.89	$0.75
Granted	940,000	(940,000)	$0.25 – 0.50	$0.56
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, June 30, 2010	2,607,135	3,392,865	$0.25 – $1.89	$0.68

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at June 30, 2010.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	June 30,	Average
June 30, 2010	Exercise Price	Life	Price	2010	Exercise Price
20,000	$0.40	8	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	8	$0.97	105,000	$0.94
50,000	$1.89	8	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	3	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	8	$0.40	120,000	$0.40
20,000	$0.33	8	$0.33	20,000	$0.33
557,035	$0.50	3	$0.50	557,035	$0.50
155,100	$0.55	3	$0.55	155,100	$0.55
30,000	$0.57	4	$0.57	30,000	$0.57
20,000	$0.33	9	$0.33	20,000	$0.33
30,000	$0.45 – 0.50	9	$0.48	30,000	$0.48
200,000	$0.50	5	$0.50	200,000	$0.50
600,000	$0.50	10	$0.50	600,000	$0.50
50,000	$0.25 – 0.40	10	$0.35	50,000	$0.35

Stock Options Issued Outside the 2007 Equity Incentive Plan

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six-month period ended June 30, 2010:

Non plan
	Option	2007 Plan
Risk free interest rate	—%	0.25 – 3.85%
Expected volatility	—%	736 - 748%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	—	5

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2009	2010
Accounts payable and accrued expenses	$479,034	$752,307
Accrued interest	462,129	266,004
Officer and board of director payable	331,865	407,036
Total Accounts Payable and Accrued Expenses	$1,273,028	$1,425,347

Subsequent to June 30, 2010, we reduced a portion of the Accounts Payable and Accrued Expenses were paid through the issuance of either common stock or options to purchase common stock. (See Note 15.)

Accrued Interest

Accrued interest includes $150,000 of accrued and unpaid interest related to a note previously held by New Millennium Capital Partners, LLC (“New Millennium”), a related party.  New Millennium agreed to extend the due date for the $150,000 accrued and unpaid interest to October 31, 2010. (See Note 13.)  The remaining $116,004 of accrued and unpaid interest relates to outstanding convertible promissory notes issued by the Company pursuant to private securities offerings.  (See Note 5.)

 During the six-month periods ended June 30, 2009 and 2010, we recorded $138,172 and $191,077 of interest expense related to the convertible notes outstanding, respectively.

Officer and Board of Director payable

Officer and Board of Director payables were reduced as certain board members agreed to accept common stock as payment of an aggregate $80,000, of which $60,000 was outstanding as of December 31, 2009, and the balance of $20,000 related to expenses incurred in the six-month period ended June 30, 2010.

Note 12.  Note Payable

On June 8, 2010, we received $100,000 and issued a promissory note with a maturity date of December 1, 2010, which accrued interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share and expire on June 3, 2013.  (See Note 8.)

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%.   On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  The maturity date was further extended to December 1, 2010, and in March 2010 a $20,000 payment on the note was made.

For the six-month period ended June 30, 2010 we recorded $3,388 of interest expense related to these note payables.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

New Millennium

On April 13, 2007, New Millennium Capital Partners LLC (“New Millennium”), a limited liability company controlled and owned in part by the Company’s CEO and president, Dennis P. Calvert, converted a promissory note (the “Note”) in principal amount of $900,000 into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remained outstanding on the Note, which amount was due to be paid on January 15, 2008. We did not make such payment on such date. On November 12, 2008, we and New Millennium agreed to extend the date on which interest would be paid to April 30, 2009. On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of our common stock, exercisable at $0.55 cents per share. This option will expire April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010, which date has been further extended to October 31, 2010. (See Note 11.) Subsequent to June 30, 2010, this accrued interest was converted into common stock. (See Note 15.)

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

Note 15. Subsequent Events

Conversion of payables into stock or stock option

On August 4, 2010, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties, officers and board members the opportunity to convert outstanding payable amounts into common stock (“Stock”) or an option (“Option”) to purchase common stock in lieu of cash payment. The Stock would be converted at $0.30 per share, and Options may be exercised at $0.30 cents a share, would be issued pursuant to our 2007 Equity Incentive Plan, and would expire five years from the date of issuance. Our common stock closed trading at $0.23 a share on August 4, 2010.

As of the date of this Report, we were able to reduce our outstanding payables by an aggregate $875,013 by issuing an aggregate 1,554,604 shares of Stock, and issuing Options to purchase an aggregate 1,818,831 shares of our common stock.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2010, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Results of Operations—Comparison of the three and six-month periods ended June 30, 2010 and 2009

We generated revenues of $91,525 during the six-month period ended June 30, 2010, as compared with no revenues during the six-month period ended June 30, 2009. During the six-month period ended June 30, 2010, we used cash in operations of $576,436, and incurred a net loss of $3,304,649. Of this amount, $2,006,452 consists of non-cash expenses related to the issuances of stock options, warrants and stock for services.

Revenue

We generated $80,792 and $91,525 in revenues from operations during the three and six-month periods ended June 30, 2010 and no revenues during the same periods for 2009. The revenues primarily consist of sales of our Odor-No-More products.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $803,048 and $2,391,535 for the three and six-month periods ended June 30, 2010, compared to $1,085,878 and $2,077,668 for the three and six-month periods ended June 30, 2009, a decrease of $282,830 and an increase of $313,867, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $285,288 and $1,109,211 for the three and six-month periods ended June 30, 2010, compared to $442,064 and $934,593 for the three and six-month periods ended June 30, 2009, a decrease of $156,776 and an increase of $174,618, respectively. The decrease in the three months is related to the end of the amortization of accrued option compensation expense for an option issued to our C.E.O. in 2007.  The amortization ended in April 2010 compared to all three months of the quarter ended June 30, 2009.  The increase in the six months is related to the non-cash stock option compensation expense issued to our officers and directors in February 2010.

b. Consulting Expenses: These expenses were $285,288 and $1,109,211 for the three and six-month periods ended June 30, 2010, compared to $272,484 and $548,547 for the three and six-month periods ended June 30, 2009, a decrease of $39,329 and an increase of $166,196.   The decrease in the three months is related to a reduction of consultants. The increase is in the six-month period ended June 30, 2010 is primarily attributable to non-cash stock option compensation expense and stock issued for services to consultants..

c. Professional Fees: These expenses were $25,680 and $149,998 for the three and six-month periods ended June 30, 2010, compared to $67,729 and $153,924 for the three and six-month periods ended June 30, 2009, a decrease of $42,049 and $3,926, respectively. These decreases are due to a decreased need for professional services during 2009.

d. Other Expense: These expenses were $55,325 and $115,325 for the three and six-month periods ended June 30, 2010, compared to $60,000 and $110,000 for the three and six-month periods ended June 30, 2009, a decrease of $4,675 and an increase of $5,325, respectively. The expenses incurred in 2009 and 2010 were the result of the obligations pursuant to the Marketing Agreement with Ioteq.

Interest expense

Interest expense totaled $481,484 and $863,408 for the three and six-month periods ended June 30, 2010, compared to $471,280 and $874,806 for the three and six-month periods ended June 30, 2009, an increase of $10,204 and a decrease of $11,398. The three-month period increased due to the fair value amortization of our 2009 One Year warrants from June 1, 2010 to December 1, 2010.  The six-month period decreased as we repriced warrants in the three-month period 2009 that resulted in additional fair value amortization which was offset by our increased convertible note payable which resulted in additional amortization of the fair value of warrants and additional interest expense related to the convertible note payables outstanding.

Amortization and depreciation expense

Amortization and depreciation expense totaled $2,391 and $4,782 for the three and six-month periods ended June 30, 2010, compared to $276,801 and $558,384 for the three and six-month periods ended June 30, 2009, a decrease of $276,801 and $553,602, respectively.  The decrease is attributable to the impairment expense recorded December 31, 2009, related to our intangible assets which included Licensing rights and Assignment agreements acquired from IOWC in April 2007. Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined that after this detailed analysis that it was appropriate for us to record an impairment charge.

Research and Development

Research and development expenses were $28,347 and $71,492 for the three and six-month periods ended June 30, 2010, compared to $56,389 and $93,318 for the three and six-month periods ended June 30, 2009, a decrease of $28,042 and $21,826 related to a reduction of university studies and patent application and prosecutions as compared to 2009.

Net Loss

Net loss for the three and six-month periods ended June 30, 2010 was $1,290,896 and $3,304,649, a loss of $0.03 and $0.08 per share, compared to a net loss for the three and six-month periods ended June 30, 2009 of $1,894,196 and $3,602,612, a loss of $0.05 and $0.09 per share. The decrease in net loss for the three and six-month periods ended June 30, 2009 is primarily attributable to the non-cash amortization expense related to our intangible assets which were fully impaired as of December 31, 2009.  This is offset from the non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2010.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $55,769 at June 30, 2010. We had negative working capital of $2,531,869 for the six-month period ended June 30, 2010, compared with negative working capital of $3,020,231 for the six-month period ended June 30, 2009. We negative cash flow from operating activities of $576,831 six-month period ended June 30, 2010, compared to a negative cash flow from operating activities of $704,143 for the six-month period ended June 30, 2009. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses.  Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,304,649 for the six-month period ended June 30, 2010, and an accumulated stockholders’ deficit of $61,073,213 as of June 30, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2010 we had $2,885,285 aggregate principal amount, together with $116,004 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of June 30, 2010, we had $1,159,343 in accrued and unpaid payables (see Note 11) and $150,000 in accrued and unpaid interest to New Millennium Capital Partners, LLC, an entity controlled by Dennis P. Calvert, our President and Chief Executive Officer. (See Note 13 and 15.)

We continue to be limited in terms of our capital resources. During the six-month period ended June 30, 2010, we received gross and net proceeds of $517,250 pursuant to a private offering of our securities and a note payable. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

Obligation to New Millennium Capital Partners, LLC

On April 13, 2007, New Millennium Capital Partners LLC (“New Millennium”), a limited liability company controlled and owned in part by the Company’s CEO and president, Dennis P. Calvert, converted a promissory note (the “Note”) in principal amount of $900,000 into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remained outstanding on the Note, which amount was due to be paid on January 15, 2008. We did not make such payment on such date. On November 12, 2008, we and New Millennium agreed to extend the date on which interest would be paid to April 30, 2009. On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of our common stock, exercisable at $0.55 cents per share. This option will expire April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest to April 30, 2010, which date has been further extended to October 31, 2010.  Subsequent to June 30, 2010, this accrued interest was converted into common stock. (See Note 15.)

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

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and continued through June 30, 2010, we sold $417,250 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 16 investors, convertible into an aggregate 725,660 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013maturity date.

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

BIOLARGO, INC.

Date: August 16, 2010	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).