Form 10-K/A
period 2009-12-31
BIOLARGO, INC.
filed 2010-11-01
CIK 880242

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

GENERAL NOTE

THIS ANNUAL REPORT ON FORM 10-K IS BEING AMENDED FOR THE SOLE PURPOSE OF ADDING, IN PART II, ITEM 9A, ON PAGE 37, UNDER THE SUBHEADING “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING”, MANAGEMENT’S ASSESSMENT OF THE EFFECTIVENESS OF THE COMPANY’S INTERNAL CONTROLS OVER FINANCIAL REPORTING.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for smaller public companies, and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2009.

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

BIOLARGO, INC.

Date: November 1, 2010	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	November 1, 2010

/s/ Charles K. Dargan II Charles K. Dargan II	Chief Financial Officer (principal financial officer and principal accounting officer)	November 1, 2010

/s/ Kenneth R. Code Kenneth R. Code	Chief Technology Officer and Director	November 1, 2010

/s/ Joseph L. Provenzano Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	November 1, 2010

/s/ Gary A. Cox Gary A. Cox	Director	November 1, 2010

/s/ Dennis E. Marshall Dennis E. Marshall	Director	November 1, 2010

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