Form 10-Q/A
period 2010-06-30
BIOLARGO, INC.
filed 2010-11-03
CIK 880242

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

EXPLANATORY NOTE

Biolargo, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to Form 10-Q for the period ended June 30, 2010 (the “Original 10-Q”), for the sole purpose of adding language to the Certifications of the Chief Executive Officer and Chief Financial Officer, attached to the Original 10-Q as Exhibits 31.1 and 31.2, respectively. Specifically, this Amendment adds certain introductory language in paragraph 4, and one sub-paragraph, numbered 4(b), to each of the officer certifications (the “Amended Certifications”). The Amended Certifications should be read in conjunction with the certifications attached to the Original 10-Q, and supplement, rather than replace, those original certifications.

Except as described above in this Explanatory Note, no other changes have been made to the Original 10-Q. This Amendment speaks as of the August 16, 2010 filing date of the Original 10-Q, and does not reflect any events that occurred at any date subsequent to the filing of the Original 10-Q or modify or update the disclosures therein in any way. This Amendment No. 1 supplements, and does not replace, the Original 10-Q, and therefore should be read in conjunction with the Original 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: November 3, 2010	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer