Form 10-Q/A
period 2010-06-30
BIOLARGO, INC.
filed 2010-11-15
CIK 880242

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

EXPLANATORY NOTE

Biolargo, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to Form 10-Q for the quarterly period ended June 30, 2010 (the “Original 10-Q”) for the sole purpose of adding certain words to the first paragraph in the Certifications of the Chief Executive Officer and Chief Financial Officer, attached to the Original 10-Q as Exhibits 31.1 and 31.2, respectively (the “Amended Certifications”), to indicate that the Amended Certifications appropriately reference the amended Form 10-Q. The Amended Certifications should be read in conjunction with the certifications attached to the Original 10-Q and the Amendment No. 1 to Form 10-Q filed November 3, 2010 (“Amendment No. 1”), and supplement, rather than replace, those original certifications.

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