Form 10-Q
period 2010-09-30
BIOLARGO, INC.
filed 2010-11-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2010 was 48,855,043 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis	19

Item 4	Controls and Procedures	24
PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6	Exhibits	25

	Signatures
		26
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2010

	December 31,	September 30, 2010
	2009	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,350	$246,998
Accounts receivable	14,607	16,150
Inventory	9,678	15,184
Prepaid expenses	4,586	3,815

Total current assets	164,221	282,147

FIXED ASSETS
Equipment, net	16,390	9,217

Total fixed assets	16,390	9,217

TOTAL ASSETS	$180,611	$291,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,273,028	$789,472
Accrued option compensation expense	679,210	563,000
Convertible notes payable, current portion	1,913,625	945,625
Discount on convertible notes, current portion net of amortization	(470,822)	(203,205)
Note payable	70,000	150,000
Discount on note payable	—	(6,667)
Deferred revenue	—	118,000

Total Current Liabilities	3,465,041	2,356,225

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,372,410	1,811,265
Discount on convertible notes, net of current portion and amortization	(793,523)	(722,638)

Total Long-term Liabilities	578,887	1,088,627

TOTAL LIABILITIES	4,043,928	3,444,852

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at September 30, 2010 and December 31, 2009.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 48,730,771 and 43,196,355 Shares Issued, at September 30, 2010 and December 31, 2009, respectively	28,969	32,715
Additional Paid-In Capital	53,876,278	59,058,769
Accumulated Deficit	(57,768,564)	(62,244,972)

Total Stockholders’ Deficit	(3,863,317)	(3,153,488)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,611	$291,364

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2010
(unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$115,741	$42,835	$115,741	$134,360

Total revenue	115,741	42,835	115,741	134,360

Cost of goods sold	72,175	40,899	72,175	104,689

Total cost of goods sold	72,175	40,899	72,175	104,689
Gross Profit	43,566	1,936	43,566	29,671

Costs and expenses
Selling, general and administrative	919,103	812,291	3,056,771	3,203,826
Research and development	39,319	17,401	132,637	88,893
Amortization and depreciation	279,192	2,391	837,576	7,173

Total costs and expenses	1,237,614	832,082	4,026,984	3,300,663

Loss from operations	(1,194,048)	(830,146)	(3,983,418)	(3,270,992)

Other income and (expense)
Interest expense	(454,429)	(465,646)	(1,329,235)	(1,329,054)
Other income	7,774	123,638	9,338	123,638

Net other expense	(446,655)	(342,008)	(1,319,897)	(1,205,416)

Net loss	$(1,640,703)	$(1,172,154)	$(5,303,315)	$(4,476,408)
Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.03)	$(0.12)	$(0.10)

Weighted average common share equivalents outstanding	42,920,614	46,416,678	42,535,996	44,487,528

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

BALANCE DECEMBER 31, 2009	43,196,355	$28,969	$53,876,278	$(57,768,564)	$(3,863,317)
Vested portion of stock options	—	—	997,134	—	997,134
Issuance of warrants as part of convertible note offering and note payable	—	—	450,327	—	450,327
Fair value of the six-month extension of the 2009 Warrant	—	—	277,992	—	277,992
Issuance of stock options and a warrant to consultants	—	—	319,881	—	319,881
Issuance of stock options to officers and Board of Directors	—	—	641,826	—	641,826
Issuance of stock for the exercise of a warrant	320,000	215	39,785	—	40,000
Issuance of stock for cash received from the Summer 2010 PPM	1,016,672	686	304,314		305,000
Issuance of stock for services to consultants	421,990	325	194,583	—	194,908
Issuance of stock for services to officers and board of directors	1,155,306	776	422,760	—	423,536
Issuance of stock for an accrued and unpaid obligation to a related party, New Millenium	454,546	305	149,695	—	150,000
Conversion of the accrued interest obligations related to the 2009 Spring Notes	109,851	34	42,200	—	42,234
Conversion of the accrued interest obligations related to the 2008 Spring Notes	268,019	196	91,585	—	91,781
Conversion of 2007 Offering of convertible notes and related accrued interest obligations	1,788,032	1,209	1,250,409	—	1,251,618
Net loss for the nine-month period ended September 30, 2010	—	—	—	(4,476,408)	(4,476,408)

BALANCE SEPTEMBER 30, 2010	48,730,771	$32,715	$59,058,769	$(62,244,972)	$(3,153,488)

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2010
(unaudited)

	For the nine-month periods ended September 30 ,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,303,315)	$(4,476,408)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash accrued option compensation expense	933,996	880,924
Non-cash expense related to options issued to officers and board of directors	52,493	408,040
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	1,101,365	1,060,154
Non-cash expense related to warrants and options issued to consultants	498,000	269,052
Non-cash expense related to stock issued for settlement of obligations to consultants	309,414	194,908
Non-cash expense related to stock issued to our officers and board of directors to settle obligations	—	135,457
Amortization and depreciation expense	831,771	7,173
Increase in accounts payable and accrued expenses	695,435	696,771
Increase in deferred revenue	—	118,000
Increase in accounts receivable	(11,223)	(1,543)
(Increase) Decrease in inventory	(4,843)	(5,506)
Decrease in prepaid expenses	—	771

Net Cash Used In Operating Activities	(891,102)	(712,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(20,000)
Proceeds from convertible notes	869,410	438,855
Proceeds from the sale of stock	—	305,000
Proceeds from a note payable	70,000	100,000

Net Cash Provided By Financing Activities	939,410	823,855

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	48,308	111,648
CASH AND CASH EQUIVALENTS — BEGINNING	90,384	135,350

CASH AND CASH EQUIVALENTS — ENDING	$138,692	$246,998

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$1,600	$3,000

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$150,000	$228,079
Board of Directors and officer obligations incurred in 2010	$—	$115,457
Consultant obligations incurred in 2009	$75,678	$25,212
Consultant obligations incurred in 2010	$—	$122,500
Conversion related party obligations – New Millennium and other.	$242,358	$150,000

Conversion of accrued expenses to an option to purchase shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$—	$133,786
Board of Directors and officer obligations incurred in 2010	$—	$15,454
Consultant obligations incurred in 2009	$—	$117,653
Consultant obligations incurred in 2010	$—	$96,873

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholder’s to shares of the Company’s common stock:
Conversion of the 2007 Notes convertible note payable obligations	$—	$968,000

Convertible Noteholder’s related accrued interest incurred in 2009	$91,363	$279,074
Convertible note holders and related accrued interest incurred in 2010	$—	$138,140

Fair value of the issuance of warrants in conjunction with convertible note offerings	$1,240,178	$430,327

Issuance of a warrant in conjunction with a note payable	$—	$20,000
Issuance of a warrant to a consultant for services provided	$—	$25,000
Repriced warrants in conjunction with convertible note offering	$52,967	$277,992

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $4,476,408 for the nine-month period ended September 30, 2010, and an accumulated stockholders’ deficit of $62,244,972 as of September 30, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $246,998 at September 30, 2010. We generated revenues of $134,360 in the nine-month period ended September 30, 2010, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $712,207 for the nine-month period ended September 30, 2010. We had negative working capital of $2,074,078 for the nine-month period ended September 30, 2010. Our accounts payable and accrued expenses decreased by $483,556 during nine-month period ended September 30, 2010 and were $789,472 at September 30, 2010. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

As of September 30, 2010 we had $2,906,890 aggregate principal amount, together with $163,396 accrued and unpaid interest, outstanding on various promissory notes. We may pay the majority of these amounts in cash or in stock, at our option, at maturity. In addition, as of September 30, 2010, we had $626,076 in accrued and unpaid payables. (See Note 11.)

On January 15, 2010 we commenced a private offering of our convertible promissory notes, which terminated in July, 2010. In this offering, we sold $438,855 principal amount of convertible notes and issued warrants to purchase up to an aggregate 763,235 shares of our common stock.  Additionally, in July 2010 we commenced a private offering of our common stock at a price of $0.30 per share, and raised $305,000 in this offering through September 30, 2010 and issued 1,016,672 shares of our common stock. (See Note 5.)

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We have less than two years of historical operating revenues, and therefore our operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

 Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in three primary areas – the development and commercial expansion of certain products designed for the animal health industry, advancing our proof of claims for contaminated water treatment applications, with an emphasis in the oil and gas related industry, and agriculture.

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. We have focused our efforts on building wholesale distribution within the equine market. In 2010, we have expanded our marketing and business development efforts into new industry, including the pet products and livestock markets, and continue to evaluate new product opportunities within the animal health industry. Recently, our animal bedding additive product was honored with the receipt of the Editor’s Choice Award as presented by the Horse Journal, the equine industry’s leading independent product, care and service guide for horse owners.

Second, we recently added oil and gas industry expert Dr. Vikram Rao to our management team as a senior advisor. Dr. Rao, former Chief Technology Officer and Senior Vice President of global leader Halliburton, and current Executive Director of the Research Triangle Energy Consortium, brings considerable industry expertise and contacts to our company. We are pursuing opportunities with companies to introduce our technology to this industry.

Third, we are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities in the agricultural industry. In March 2010, we entered into a series of transactions whereby we licensed the Isan system technology from Ioteq, and then sublicensed the technology to a third party for commercialization in the United States in certain fields of use. We are still actively marketing the Isan system for opportunities outside the United States pursuant to our marketing agreement with Ioteq, and in the United States through an agency agreement with Isan USA.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

 Although we are focused primarily on the aforementioned industries, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts. We continue to market both our BioLargo technology and the Isan system to various companies for licensure in numerous industry segments.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

As of September 30, 2010, we had two subsidiaries, BioLargo Life Technologies, Inc. (“BLTI”) and Odor-No-More, Inc. (“ONM”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI and ONM. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was zero at September 30, 2010.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2009	September 30, 2010
Raw Materials	$4,241	$5,184
Finished Goods	5,437	10,000
Total	$9,678	$15,184

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $19,472 as of September 30, 2010. Depreciation expense totaled $7,173 for the nine-month periods ended September 30, 2009 and 2010.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine-month periods ended September 30, 2009 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued Accounting Guidance

In January 2010, the FASB issued guidance related to accounting for distributions with components of both stock and cash. This amended guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limit on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively. This guidance is effective for fiscal years beginning after December 15, 2009. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s financial position, results of operations, or cash flows. Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Intangible Assets/Long-lived Assets and Impairment

 Amortization expense for the intangible assets for the nine-month periods ended September 30, 2009 and 2010 was $830,403 and $0.

Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined after this analysis that it was appropriate for us to record an impairment charge of $8,781,133 consisting of $8,610,940, which was the remaining net book value of our licensing rights acquired from IOWC Technologies, Inc., in March 2007, and $170,193, which was the remaining net book value of certain agreements assigned to us as part of the technology we acquired from IOWC Technologies, Inc., in March 2007. The impairment charge reduced the net book value of all our intangible assets to zero.

Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, of which $5,000 is recorded as revenue as of September 30, 2010.

During the three-month period ended September 30, 2010, we received $23,000 from Isan USA, an amount which was less than what is called for in the Isan USA Sublicense, and which is recorded as deferred revenue. The total deferred revenue balance of $118,000 as of September 30, 2010 relates to the Isan USA transaction.

Note 5. Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings in which we sold convertible promissory notes, and should be read in conjunction with the detailed descriptions in this footnote.

Convertible Offerings Name	Maturity Date	Interest	Conversion Price	Principal Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$438,855
Spring 2009 Offering	6/1/12	10%	$0.55	681,410
Fall 2008 Offering	10/15/11	10%	$1.00	723,000
Spring 2008 Offering	3/31/11	10%	$1.35	913,625
				$2,756,890

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”), through September 30, 2010, we sold 1,016,672 shares of our common stock and received $305,000 gross proceeds from the sales. Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,855 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 18 investors, the principal amount of which was converted into an aggregate 763,235 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

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

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and initially was scheduled to expire on June 1, 2010. We extended this expiration date to December 1, 2010. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 8.)

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

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $1.00 per share and was due to expire on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) was exercisable at $2.00 per share and is scheduled to expire on October 15, 2011. (See Note 8.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2010, we issued an aggregate 1,041,019 shares of our common stock, at a conversion price of $0.33, which was at a 10% premium to our officers, in lieu of $343,536 of accrued and unpaid salary obligations.  Of this amount $228,079 related to services performed in 2009 and the remaining $115,457 related to services performed through June 30, 2010.

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

On August 4, 2010, we issued an aggregate 59,039 shares of our common stock, at a conversion price of $0.30, in lieu of $17,712 of accrued and unpaid obligations.  All of this amount related to services performed in 2009.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 8. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00
Issued	1,626,472	$0.50 – 1.00
Exercised	—	$—
Expired	1,446,000	$—
Outstanding as of September 30, 2010	9,946,928	$0.125 – 2.00

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	2009	2010
Risk free interest rate	0.52 – 2.42%	0.37 – 0.80%
Expected volatility	253 – 480%	195 – 468%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	1.00 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

The aggregate fair value of the warrants issued and outstanding as of September 30, 2010 totaled $2,843,322 was issued in conjunction with our convertible notes and is recorded on our balance sheet as discount on convertible notes net of amortization of $1,917,479. We recorded $1,101,365 and $1,060,154 of interest expense related to the amortization of the discount on convertible notes for the nine-month periods ended September 30, 2009 and 2010, respectively.

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through its termination in July 2010, we issued warrants to purchase up to an aggregate 1,526,470 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 763,235 shares which expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 763,235 shares which expire January 15, 2013, at an exercise price of $1.00 per share.

Spring 2009 Warrants

From April 2009 through November 2009, we issued warrants to purchase up to an aggregate 2,477,870 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 1,238,935 shares which were originally scheduled to expire June 1, 2010, and were extended to December 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 1,238,935 shares which expire June 1, 2012, at an exercise price of $1.00 per share.

On June 1, 2010, the expiration of the Spring 2009 One-Year Warrants was extended from June 1, 2010 through December 1, 2010, resulting in additional fair value totaling $277,992, which $185,328 was recorded as interest expense through September 30, 2010.  The remaining fair value will be amortized as interest expense over the term of the warrant.

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

On June 8, 2010 we issued a warrant to the holder of a note payable to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $20,000, of which $13,333 was recorded as interest expense through September 30, 2010. The remaining fair value will be amortized as interest expense over the term of the warrant.  The warrant expires June 8, 2013.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2009 and September 30, 2010 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2009 and September 30, 2010 there were 43,196,355 and 48,730,771 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2010 is comprised of the following stock issuances: (i) 320,000 shares issued upon the exercise of an outstanding warrant, (ii) 1,016,672 shares issued to purchasers of our Summer 2010 PPM, (iii) 421,990 shares of our common stock as payment to consultants for services provided,  (iv) 1,155,306 shares of our common stock as payment to two officers and our board of directors in exchange for accrued and unpaid obligation for their services, , (v) 454,546 shares of our common stock as payment for an accrued and unpaid obligation to a related party, New Millennium. (vi) 109,851 shares of our common stock as payment for accrued interest related to our 2009 Spring Notes, (iv) 268,019 shares of our common stock as payment for accrued interest related to our 2008 Spring Notes, and (v) 1,788,032 shares as payment of our 2007 Notes and related accrued interest.

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

During the nine-month period ended September 30, 2010, we granted options to purchase an aggregate 90,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.24 and $0.50 depending upon their respective dates of grant, and resulted in an aggregate fair value of $32,200  and was recorded as selling, general and administrative expense as of September 30, 2010. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

On February 1, 2010, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2010, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties, officers and board members the opportunity to convert outstanding payable amounts into common stock (“Stock”) or an option (“Option”) to purchase common stock in lieu of cash payment. The Stock would be converted at $0.30 per share, and Options may be exercised at $0.30 cents a share, and are issued pursuant to our 2007 Equity Incentive Plan, and expire five years from the date of issuance.

We issued Options to purchase an aggregate 1,818,831 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $363,766.  Of this amount we issued an option to an officer to purchase 496,203 shares of our common stock at $0.30 per share in lieu of $99,240 in unpaid salary obligations that were incurred in fiscal year 2009, an option to our board of directors to purchase 250,000 shares of our common stock at $0.33 per share in lieu of $50,000 in unpaid salary obligations that were incurred in fiscal year 2010, and an option to purchase an aggregate 1,072,628 shares of our common stock at $0.30 per share to some of our third party consultants in lieu of $214,526 of accrued and unpaid obligations.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

During the nine-month periods ended September 30, 2009 and 2010 we recorded an aggregate $478,288 and $524,765 in option compensation expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2010 is as follows:

				Weighted
			Price	Average
	Options	Shares	per	Price per
	Outstanding	Available	share	share
Balances, December 31, 2009	1,667,135	4,332,865	$0.28 – $1.89	$0.75
Granted	2,836,331	(2,836,331)	$0.23 – 0.50	$0.39
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, September 30, 2010	4,503,466	1,496,534	$0.23 – $1.89	$0.52

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at September 30, 2010.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	September 30,	Average
September 30, 2010	Exercise Price	Life	Price	2010	Exercise Price
20,000	$0.40	8	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	8	$0.97	105,000	$0.94
50,000	$1.89	8	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	3	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	8	$0.40	120,000	$0.40
20,000	$0.33	8	$0.33	20,000	$0.33
557,035	$0.50	3	$0.50	557,035	$0.50
155,100	$0.55	3	$0.55	155,100	$0.55
30,000	$0.57	4	$0.57	30,000	$0.57
20,000	$0.33	9	$0.33	20,000	$0.33
30,000	$0.45 – 0.50	9	$0.48	30,000	$0.48
200,000	$0.50	5	$0.50	200,000	$0.50
600,000	$0.50	10	$0.50	600,000	$0.50
50,000	$0.25 – 0.40	10	$0.35	50,000	$0.35
1,866,331	$0.30	5	$0.30	1,866,331	$0.30
30,000	$0.27	5	$0.27	30,000	$0.27

Stock Options Issued Outside the 2007 Equity Incentive Plan

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine-month period ended September 30, 2010:

	Non plan
	Option	2007 Plan
Risk free interest rate	—%	1.55 – 2.75%
Expected volatility	—%	724%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	—	5

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2009	2010
Accounts payable and accrued expenses	$479,034	$620,823
Accrued interest	462,129	163,396
Officer and board of director payable	331,865	5,253
Total Accounts Payable and Accrued Expenses	$1,273,028	$789,472

During the nine-month periods ended September 30, 2009 and 2010, we recorded $227,870 and $268,900, respectively, of interest expense related to our outstanding promissory notes.

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

For the nine-month period ended September 30, 2010 and 2009 we recorded $6,412 and $0 of interest expense related to these note payables.

Note 13. Related Party Transactions

New Millennium

On April 13, 2007, New Millennium Capital Partners LLC (“New Millennium”), a limited liability company controlled and owned in part by the Company’s CEO and president, Dennis P. Calvert, converted a promissory note (the “Note”) in principal amount of $900,000 into 1,636,364 shares of our common stock, at a price of $0.55 per share, which was the last bid price on the date of conversion. Accrued but unpaid interest in the amount of $380,658 as of the conversion date of April 13, 2007 remained outstanding on the Note, which amount was due to be paid on January 15, 2008. We did not make such payment on such date. On November 12, 2008, we and New Millennium agreed to extend the date on which interest would be paid to April 30, 2009. On April 27, 2009, New Millennium agreed to accept as payment of $230,658 of the outstanding $380,658 in accrued but unpaid interest an option to purchase 691,974 shares of our common stock, exercisable at $0.55 cents per share. This option will expire April 24, 2012. New Millennium further agreed to extend the due date for the remaining $150,000 unpaid interest, which, as discussed immediately below, has been paid.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2010, we issued to New Millennium 454,546 shares of our common stock, at a conversion price of $0.33, as payment of the $150,000 accrued and unpaid interest.

The balance to the related party is $0 as of September 30, 2010.

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

Note 15. Subsequent Events

Summer 2010 Offering

Subsequent to September 30, 2010 and pursuant to a private offering at $0.30 per share that commenced July 2010 (the “Summer 2010 Offering”) and continued through the date of this report, we received $160,000 from five investors and issued 533,334 shares of our common stock at a conversion price of $0.30 per share.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2010, unless expressly stated otherwise, and we undertake no duty to update this information.

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

 Both our BioLargo technology and the Isan system have potential commercial applications within global industries, including but not limited to agriculture, animal health, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we are currently focused in three primary areas – the development and commercial expansion of certain products designed for the animal health industry, advancing our proof of claims for contaminated water treatment applications, with an emphasis in the oil and gas related industry, and agriculture.

First, in 2009, we launched our first products incorporating our BioLargo technology under the brand name “Odor-No-More”, in the animal health industry. The primary benefits of the products are odor and moisture control, and customers using our animal bedding additive experience a net savings on total bedding costs. We have focused our efforts on building wholesale distribution within the equine market. In 2010, we have expanded our marketing and business development efforts into new industry, including the pet products and livestock markets, and continue to evaluate new product opportunities within the animal health industry. Recently, our animal bedding additive product was honored with the receipt of the Editor’s Choice Award as presented by the Horse Journal, the equine industry’s leading independent product, care and service guide for horse owners.

Second, we recently added oil and gas industry expert Dr. Vikram Rao to our management team as a senior advisor. Dr. Rao, former Chief Technology Officer and Senior Vice President of global leader Halliburton, and current Executive Director of the Research Triangle Energy Consortium, brings considerable industry expertise and contacts to our company. We are pursuing opportunities with companies to introduce our technology to this industry.

Third, we are actively seeking to secure strategic partners to either license or partner with to exploit commercial opportunities in the agricultural industry. In March 2010, we entered into a series of transactions whereby we licensed the Isan system technology from Ioteq, and then sublicensed the technology to a third party for commercialization in the United States in certain fields of use. We are still actively marketing the Isan system for opportunities outside the United States pursuant to our marketing agreement with Ioteq, and in the United States through an agency agreement with Isan USA.

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

Although we are focused primarily on the aforementioned industries, we also intend to continue to advance our intellectual property, product designs and licensing opportunities for our technology for use in other industries, as capital resources are available to support these efforts. We continue to market both our BioLargo technology and the Isan system to various companies for licensure in numerous industry segments.

Results of Operations—Comparison of the three and nine-month periods ended September 30, 2010 and 2009

We generated revenues of $134,360 during the nine-month period ended September 30, 2010, as compared with $115,741 of revenues during the nine-month period ended September 30, 2009. During the nine-month period ended September 30, 2010, we incurred a net loss of $4,476,408, we used cash in operations of $712,207, incurred  $2,948,535 of non-cash expenses related to the issuances of stock options, warrants and stock for services, and the remainder is related to accrued and unpaid expenses related to our operations.

Revenue

We generated $42,835 and $134,360 in revenues from operations during the three and nine-month periods ended September 30, 2010, and $115,741 in revenues during the three and nine-month periods ended September 30, 2009. The revenues primarily consist of sales of our Odor-No-More branded products to the animal health industry. Although we had a slight increase in sales in the nine month period ended September 30, 2010 versus 2009, the products are still in the early stages of the sales and distribution process and therefore it is not a meaningful variance.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $812,291 and $3,203,826 for the three and nine-month periods ended September 30, 2010, compared to $919,103 and $3,056,771 for the three and nine-month periods ended September 30, 2009, a decrease of $106,812 and an increase of $147,055, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $172,309 and $1,343,520 for the three and nine-month periods ended September 30, 2010, compared to $458,250 and $1,392,843 for the three and nine-month periods ended September 30, 2009, a decrease of $285,941 and $49,323, respectively. The decrease in the three months is related to the end of the amortization of accrued option compensation expense for an option issued to our Chief Executive Officer in 2007.  The decrease in the nine-month period is related to the non-cash stock option compensation expense issued to our officers and directors in February 2010 off set by the end of the amortization of accrued option compensation expense for an option issued to our Chief Executive Officer in 2007.

b. Consulting Expenses: These expenses were $328,729 and $1,043,022 for the three and nine-month periods ended September 30, 2010, compared to $260,444 and $808,991 for the three and nine-month periods ended September 30, 2009, an increase of $67,835 and $234,031, respectively. The increase in the three months is related to an increase in our use of consultants during the period.  The increase in the nine-month period ended September 30, 2010 is primarily attributable to non-cash stock option compensation expense and stock issued for services to consultants.

c. Professional Fees: These expenses were $104,374 and $254,372 for the three and nine-month periods ended September 30, 2010, compared to $76,602 and $230,526 for the three and nine-month periods ended September 30, 2009, an increase of $27,772 and $23,846, respectively. These increases are associated with increased accounting, auditing and legal costs associated with our increased operations.

d. Other Expense: These expenses were $35,875 and $151,200 for the three and nine-month periods ended September 30, 2010, compared to $60,000 and $170,000 for the three and nine-month periods ended September 30, 2009, a decrease of $24,125 and $18,800, respectively. The expenses incurred in 2009 and 2010 were the result of the obligations pursuant to an agreement with Ioteq.

Interest expense

Interest expense totaled $465,646 and $1,329,054 for the three and nine-month periods ended September 30, 2010, compared to $471,280 and $1,329,235 for the three and nine-month periods ended September 30, 2009, a decrease of $5,634 and $181, respectively.

Amortization and depreciation expense

Amortization and depreciation expense totaled $2,391 and $7,173 for the three and nine-month periods ended September 30, 2010, compared to $279,192 and $837,576 for the three and nine-month periods ended September 30, 2009, a decrease of $276,801 and $830,403, respectively. The decrease is attributable to the impairment expense recorded December 31, 2009, in which we reduced the value of the intangible assets acquired from IOWC Technologies, Inc. in April 2007 to zero Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined that after this detailed analysis that it was appropriate for us to record an impairment charge.

Research and Development

Research and development expenses were $17,401 and $88,893 for the three and nine-month periods ended September 30, 2010, compared to $56,389 and $132,639 for the three and nine-month periods ended September 30, 2009, a decrease of $38,988 and $43,744 related to a reduction of university studies and patent application and prosecutions as compared to 2009, as well our limited financial resources during 2010.

Net Loss

Net loss for the three and nine-month periods ended September 30, 2010 was $1,172,154 and $4,476,408, a loss of $0.03 and $0.10 per share, compared to a net loss for the three and nine-month periods ended September 30, 2009 of $1,640,703 and $5,303,315, a loss of $0.04 and $0.12 per share. The decrease in net loss for the three and nine-month periods ended September 30, 2009 is primarily attributable to the non-cash amortization expense related to our intangible assets which were fully impaired as of December 31, 2009.  This is offset somewhat from the non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2010.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $246,998 at September 30, 2010. We had negative working capital of $2,074,078 for the nine-month period ended September 30, 2010, compared with negative working capital of $3,020,231 for the nine-month period ended September 30, 2009. We had negative cash flow from operating activities of $712,207 for the nine-month period ended September 30, 2010, compared to a negative cash flow from operating activities of $891,102 for the nine-month period ended September 30, 2009. We used cash from financing activities to fund operations. Although we have reduced our negative cash flows from operations and we have reduced our negative working capital position in the nine months ended September 30, 2010, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $4,476,408 for the nine-month period ended September 30, 2010, and an accumulated stockholders’ deficit of $62,244,972 as of September 30, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon its ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2010 we had $2,906,890 aggregate principal amount, together with $163,396 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of September 30, 2010, we had $626,076 in accrued and unpaid payables.

We continue to be limited in terms of our capital resources. During the nine-month period ended September 30, 2010, we received gross and net proceeds of $843,855 pursuant to a private offering of our securities and a note payable. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

On August 4, 2010, New Millennium and the Company agreed to convert the remaining payable into 454,546 shares of our common stock at a conversion rate of $0.33 per share.

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

Recently issued Accounting Guidance

In January 2010, the FASB issued guidance related to accounting for distributions with components of both stock and cash. This amended guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limit on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively. This guidance is effective for fiscal years beginning after December 15, 2009. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,855 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 16 investors, convertible into an aggregate 763,235 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013maturity date.

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

Summer 2010 Offering

Pursuant to a private offering at $0.30 per share that commenced July 2010 (the “Summer 2010 Offering”), through September 2010 we sold 1,016,672 shares of our common stock at $0.30 per share, and received $305,000 gross proceeds from the sales. Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 6.  Exhibits

The exhibits listed below are attached hereto and filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to 18 U.S.C. Section 1350 and Rules 13a-14 and 15d-14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BIOLARGO, INC.

Date: November 15, 2010	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to 18 U.S.C. Section 1350 and Rules 13a-14 and 15d-14.