Form 10-K
period 2010-12-31
BIOLARGO, INC.
filed 2011-04-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

The registrant’s revenues for the year ended December 31, 2010 were $156,761.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $4,503,178 which is based on 18,012,711 shares of common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number of shares outstanding of the issuer’s class of common equity as of April 14, 2011 was 54,099,874.

Portions of the registrant’s Information Statement in connection with actions to be taken by its majority stockholders in lieu of a 2011 Annual Meeting of Stockholders are incorporated by a reference in Part III hereof.

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

The information contained in this Annual Report is as of December 31, 2010, unless expressly stated otherwise.

As used in this report, the term “Company” refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation (which may be  referred to separately as “BLTI”), and Odor-No-More, Inc. (which may be  referred to separately as “ONM”).

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

Our BioLargo technology delivers “nature’s best solution” – iodine – to an array of problems, including odor and moisture control, disinfection, and contaminated water. Our technology enables us to deliver precise dosing of iodine in a variety of physical forms and delivery systems, which often include the combination of chemical reagents with other materials. We primarily focus on developing uses and/or applications for our technology for its use in products, in order for us to secure a licensing and/or supplier agreement with other companies, that will in turn, sell services or products to their customers within a specific industry segment.

Armed with a solution to these problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have developed and commercially launched products in one area -- the animal health industry, under the brand name “Odor-No-More”, and recently entered into an exclusive license and supply agreement with Central Garden & Pet Company (“Central Garden & Pet”, or “Central”), the industry leading producer of premium pet products in the United States. While we continue to advance our efforts to market and sell our Odor-No-More products, with the addition of two key industry experts to our team, we are also actively seeking opportunities for product sales or licensing in the oil and gas industry, and the food processing industry. These four areas – Odor-No-More, Central Garden & Pet, oil and gas, and food processing, are discussed below.

Benefits of Our “Free-Iodine” Technologies

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

•	Increased Holding Power—Our BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.

•	Disposal—In certain applications, our BioLargo technology renders contaminated or infectious material safe to handle.

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

Oil and Gas Industry

In 2010, we added to our team the former chief technology officer of oil industry giant Halliburton, Dr. Vikram Rao. Having spent more than 30 years at Halliburton, Dr. Rao is the author of more than 40 publications, has been awarded 24 patents, serves as the Executive Director of the Research Triangle Energy Consortium, and brings his experience and industry connections to BioLargo.

The environmental problems caused by oil and gas exploration are well documented. We believe we can play an important role in any of the areas within this industry that must contend with managing contaminated water, bacteria, volatile organic compounds, or other pollutants. For example, “fracturing,” the process of injecting liquids into geologic formations to release natural gas and oil, creates contaminated water that must be treated before release into the environment. We believe our BioLargo technology offers an important improvement to this industry as it copes with increasing regulatory and political pressures to maintain safety and environmentally sound operating procedures.

Food Processing Industry

In February 2011, we added to our team former Pepsi-Cola International VP of Technical Services, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will assist us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are advancing proof of claim, and seeking customers and licensing partners.

Odor-No-More Branded Products

In May 2009 we officially launched our first products incorporating our BioLargo technology, targeted to the animal health marketplace under the “Odor-No-More” brand name, which help customers save time and money while controlling odor and moisture:

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

As discussed below, we have recently entered into an exclusive supply and license agreement with Central Garden & Pet Company. (See “Agreement with Central Garden & Pet”, below.) Although we have granted Central exclusive rights in the pet supplies industry, we are allowed under the agreement to continue to market our Odor-No-More branded products outside of the pet supplies industry, including the equine and livestock markets. As a result, we will not continue to market our cat litter additive, or small animal bedding products, to the pet industry.

In January 2010, we formed a wholly owned subsidiary, Odor-No-More, Inc., and named as its president Joseph L. Provenzano, a member of our board of directors, our corporate secretary, and our Vice President of Operations.

Marketing – Equine Industry

We have focused our initial marketing efforts of our Odor-No-More products on our animal bedding additive for use in the equine industry. In 2010, our Animal Bedding Additive was awarded Horse Journal “product of the year.” We chose this market for two primary reasons. First, the size of the market is significant. With over nine million horses in the United States, horse owners spend an aggregate 4.6 billion dollars annually on “feed, bedding, and grooming supplies,” according to a 2005 study sponsored by the American Horse Council. Second, our selling proposition is compelling to the industry because we believe our animal bedding product can provide up to a 75% savings on horse bedding costs, while eliminating odor and moisture and helping create a safer and healthier environment for animals.

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

For the years ended December 31, 2009 and 2010, we incurred $16,574 and $34,493 of advertising expense, including costs associated with print advertising, trade shows, equestrian events, local fairs, horse and livestock shows, and a horse rescue organization. We have not yet had the working capital necessary to fully execute a national advertising campaign to establish Odor-No-More as a recognizable brand throughout the equine industry. Without a comprehensive marketing and advertising campaign, we can make no assurance of the success of the sales of our Odor-No-More products. In addition to lacking the financial resources for a comprehensive advertising and marketing campaign, we lack the financial resources to hire a sales staff sufficient to generate significant sales. As such, we must rely on our wholesale distributor to sell through our products to their customers.

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

In addition to sales of Odor-No-More products to distributors and retailers, we offer a “free commercial trial” program as a way to prove the usefulness and cost savings of the Odor-No-More products to commercial scale accounts, such as horse stables or horse boarding facilities. Although we believe we can demonstrate to these customers a net cost savings on bedding using our animal bedding additive, we believe success in this area will require additional capital resources which we do not have available at this time.

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

Small Pets

In May 2009, we launched a cat litter additive product featuring our BioLargo technology. Later that year, we launched animal bedding additive in small packaging for small animals, birds, and reptiles. We believe the market for our products in these segments is large. According to the American Pet Products Manufacturers Association 2009-10 National Pet Owners survey, Americans own approximately 93.6 million cats, 15 million birds, 15.9 million small animals and 13.6 million reptiles. We believe that our products out perform competing products making similar claims of odor reduction or elimination. We have recently entered into a license and distribution agreement with Central Garden & Pet Company to distribute these, and other products based on our technology, into the pet industry. (See Agreement with Central Garden & Pet, below.) As such, Central, through one or more of its subsidiary companies, may choose to market these products under their own brands, and at the present time, we do not plan to continue to market these products under the Odor-No-More brand.

Strategic Alliance with E.T. Horn

We have entered into a non-exclusive master distributor agreement with the E.T. Horn Company, which is headquartered in La Mirada, California. From time to time, E.T. Horn purchases inventory from us, and then makes the purchased inventory available to us for re-sale to other distributors or customers of either E.T. Horn and/or distributors or customers of Odor-No-More. Our relationship with E.T Horn has expanded to include marketing, tradeshow support, product development, contract manufacturing as well as warehousing at multiple ship points throughout the nation to provide timely and low cost shipping capabilities to customers. We have also sub-leased office space on the E.T. Horn campus in La Mirada. We believe that this relationship is well suited to enable us to more readily finance the inventory and order flow if our sales volumes grow.  Although we are confident that the relationship with E.T. Horn should continue to be mutually beneficial for both parties, nothing inherent in the contractual obligations of one to the other provides any assurances that it will continue as it is presently operating now.

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

Manufacturing

We do not presently intend to manufacture our Odor-No-More products. Rather, we have established local third party manufacturing and packaging, including our “master distributor,” the E.T. Horn Company, as well as alternative manufacturing facilities in other parts of the United States.  Through E.T. Horn, we warehouse product in locations across the United States to better serve our customers, and primarily utilize the E.T. Horn Company for distribution of our products to our customers.

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

Agreement with Central Garden & Pet

On March 24, 2011, we entered into an agreement granting Central Garden & Pet the exclusive worldwide right and license to sell, market, offer for sale, distribute import, export, and otherwise exploit products that contain the BioLargo technologies in the “pet supplies industry” (which is defined in the agreement, and does not include products for equine or livestock). The agreement provides that we are to be the exclusive provider of the product containing the BioLargo technologies, other than in certain limited conditions. The rights granted to Central are exclusive so long as Central meets “minimum purchase requirements” of product from us, as set forth in the agreement.  The agreement terminates only upon uncured breach of material warranty or obligation.

We believe that the supplier and licensing relationship with Central will likely expand to include multiple products that feature our BioLargo technology, although the agreement does not require Central to launch multiple products, and no assurance can be made that they will do so.Many of Central’s product brands are the industry leader and household names with more than 20 years of history, including Kaytee, Nylabone, Four Paws, and others. With sales in the pet industry of more than $840 million annually, Central is the leading seller and distributor of pet products and supplies in the United States of America.

On March 24, 2011, Central paid us $100,000, which will be credited against future orders. We have agreed to sell product to Central at a price equal to the manufacturing cost plus a “manufacturer’s margin”, in an amount to be agreed upon by the parties for each particular product. Central agreed to include a BioLargo trademark on the packaging of any products containing the BioLargo technologies.

Central shall have a right of first refusal to purchase Odor-No-More, Inc., or the Odor-No-More brand and/or intellectual property. We are required to give notice of receipt of any offer to purchase, and Central may elect to match the terms of the offer. Central also has the right of first offer to acquire the right to commercialize new products based on BioLargo technologies in the “pet supplies industry”, following notice from us and a 90 day due diligence period. If Central declines to commercialize any such new product, we are free to commercialize such products under its own brand, but not under a third party’s brand.

The agreement also contains standard provisions typical of a license and supply agreement.

Strategic Alliance with Ioteq – The Isan System

In 2008, we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc, pursuant to a marketing and representation agreement. The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.

Pursuant to the marketing and representation agreement, we were obligated to make monthly payments to Ioteq of $20,000 per month commencing September 1, 2008. For our efforts in seeking, identifying, introducing and negotiating business opportunities, Ioteq agreed to reimburse us our actual out-of-pocket costs incurred and pay us a royalty as follows:

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

On March 26, 2010, the marketing and representation agreement was terminated and the parties entered into a sublicense agreement (the “Ioteq Sublicense Agreement”), which grants BioLargo the exclusive rights to use, exploit, develop and commercialize certain technology, including patented and proprietary technologies (referred to in this report as the “Isan System Technology”) in the United States, Canada and Mexico, in any field of use. The agreement includes rights allowing BioLargo to sublicense the technology (see discussion regarding the Isan USA, Inc. sublicense below). Pursuant to the Ioteq Sublicense Agreement, BioLargo agreed to pay a royalty of 5% to Ioteq-US, as well as 60% of revenues generated from sublicense agreements, up to AUD$800,000 (Australian dollars; unless otherwise noted, all figures in U.S. dollars). Once Ioteq-US has received AUD$800,000 from BioLargo, the royalty rate is automatically reduced from 5% to 2.5%, and sublicensing fees are reduced from 60% to 30%. BioLargo is required to pay a minimum annual license fee to Ioteq Inc. of $150,000, which will be divided into twelve equal payments of $12,500 per month. The Ioteq Sublicense Agreement also contains customary provisions relating to indemnity, insurance, governing law, assignment of rights and obligations, attorneys’ fees, force majeure and other matters standard for license transactions.

Simultaneously with the execution of the Ioteq Sublicense Agreement, BioLargo and Ioteq amended the terms of the Marketing Agreement. As amended, BioLargo will no longer be required to pay to Ioteq a monthly payment of $20,000. A final payment obligation accrued April 1, 2010, and BioLargo agreed to pay Ioteq $50,000, which amount represents accrued and unpaid monthly payment amounts, including the final April 2010 accrual. (See “Status of Isan USA and Ioteq”, below.)

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

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, fully earned upon payment, and has agreed to pay a 6% royalty on sales of licensed products, and 30% of revenues generated from sublicense agreements. The royalty on sales of licensed products decreases to 5% if annual net sales revenues exceed $10,000,000, and decrease to 4% if annual net sales revenues exceed $15,000,000. Isan USA has agreed to pay a minimum annual license fee to BioLargo of $20,000 per month for the first 24 months of the agreement, and $33,333 per month thereafter, paid quarterly, in arrears, commencing June 30, 2010. Each of Ioteq-Australia and Ioteq-US executed a written consent to the Isan USA Sublicense. Isan USA has not yet secured permanent financing, has not yet sold product, and is in default of the license agreement. There can be no assurance that Isan USA will make further license payments to us, or that it will generate sales or royalties to us in the future.

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

Status of Isan USA and Ioteq

Because it was unable to secure financing, Isan USA has ceased making the monthly payments required by the Isan USA Sublicense agreement. While we have not terminated the Isan USA Sublicense agreement, we have not waived our rights to do so, and continue to work with Ioteq to market the technology to potential industry partners,

Research and Development

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

Third, we engaged the University of Alberta in Edmonton, Canada to conduct a study related to the treatment of liquid swine manure using our BioLargo technology. The results obtained from the study suggest that our BioLargo technology is a very effective alternative to existing liquid manure handling methods in terms of nutrient, total suspended solids, and coliform reductions. The results were published in the Journal of Hazardous Materials in December 2010. We intend to continue research in this area, and believe that applications for this research include also waste water treatment, industrial water, the oil and gas industries, including the treatment of bitumen deposits (also known as oil or tar sands), and food and beverage related applications.

In 2010, we continued research project begun in 2009, and in addition, were active in product development, testing, and validation work for various pet products in anticipation of our agreement with Central Garden & Pet.

Ongoing third-party testing is a critical part of our business plan. These efforts can be time consuming and some of these efforts are costly, requiring adequate capital resources to continue such efforts. However we cannot give any assurance that adequate capital will be available or, if available, will be available on favorable terms. We are engaged in discussions with a number of third parties regarding potential research work in various fields that we hope will advance our commercial opportunities in those fields.

We spent $170,117 in 2009 and $100,564 in 2010 on research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

Manufacturing

We do not presently intend to manufacture our Odor-No-More products, but rather contract with third parties to manufacture products under our own brands. (See “Odor-No-More Branded Products -Manufacturing”, above.) We work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. During 2010, we established a non-exclusive supplier relationship with the E.T. Horn Company, located in Southern California, to provide blending and packaging related services for our Odor-No-More products. We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, to broaden the scope of application, manufacture and uses of our BioLargo technology, including E.T. Horn.

We use third party manufacturers to produce chemicals such as tablets and powders, and multiple suppliers of such absorbent materials and chemical reagents. We do not have exclusive arrangements or written agreements with any such manufacturers that we have used to date. We believe that we have several choices for manufacturers of chemicals and are not dependent upon any single manufacturer or source of materials. Most of the chemicals we use in the production of the tablets and powders for our BioLargo technology, such as potassium iodide, are not typically scarce or subject to price volatility, but there is no assurance that will not change in the future. With the execution of the Central Garden & Pet agreement, we anticipate that our requirement for absorbents and chemical reagents will increase, and there is no assurance that we will be able to supply the requirements.

The E.T. Horn Company has agreed to provide turn-key infrastructure for all materials handling, blending and ingredient supply or fulfillment requirements for the Central Garden & Pet agreement, on a cost-plus and margin participation equal to 1/3 of BioLargo’s manufacturer’s margin on each product sold to Central Garden & Pet by BioLargo. With existing nationwide distribution, we believe E.T. Horn’s operations provide the infrastructure to support substantial sales to Central Garden & Pet across multiple product lines.

Licensing Efforts

We continue to devote a significant part of our resources to the marketing of our BioLargo technology and the Isan system to potential licensees. Our efforts with regard to our BioLargo technology is a continuation of the initial efforts we have undertaken since 2006. We recently signed an agreement with Central Garden & Pet Company, and continue our efforts with other potential licensees in other fields.

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

We worked closely with Mr. Code and IOWC prior to the completion of the acquisition of certain intellectual property and assets from IOWC in April 2007 and have continued to work with Mr. Code since that time in his capacity as our Chief Technology Officer, to identify technology improvements and additional patent opportunities that expand on and enhance the original patents issued. At the same time, we have worked to secure additional third-party testing and validations for the efficacy and product claims associated with our BioLargo technology, namely through our work with ATS, the University of Hawaii, the Department of Environmental Engineering at UCLA, Oregon State University, and the University of Alberta, Canada.

 Our original BioLargo technology consisted of certain intellectual property including two U.S. patents (U.S. Patent Numbers 6,146,725 and 6,328,929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. We have recently been awarded U.S. Patent No. 7,867,510 on January 11, 2011 which is directed to more stable iodine technology and one more U.S. Patent Application on improved iodine delivery systems and methods has received a Notice of Allowance.  Seven additional patent applications have been filed with the United States Patent and Trademark Office (“USPTO”) and three additional patent applications have been filed with the International Patent Cooperation Treaty (“PCT”) relating to our BioLargo technology. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology. The BioLargo technology was originally developed by Kenneth Reay Code, our Chief Technology Officer, a director and our principal stockholder.

We believe that this suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, as present, is as follows:

Patents

•           United States Patent 6,146,725, dated November 14, 2000, titled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids

•           United States patent 6,328,929, dated December 11, 2001, titled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate

•           United States patent 7,867,510, dated January 11, 2011, titled “Material having antimicrobial activity when wet”, relating to articles for delivering stable iodine-generating compositions.

Patent Applications

•           USPTO Patent Application 11/516,958 (filed September 7, 2006), relating to the use of our BioLargo technology as a treatment for remediation and improvement of a mass such as sand or soil that has been contaminated with microbes such as bacteria, viruses, rickettsiae and fungi.

•           USPTO Patent Application 11/516,960 (filed September 7, 2006), relating to the use of our BioLargo technology to provide protection against antimicrobial activity including the preventing of microbial build up that can occur, when used in close proximity to the bodies of human patients in product such as sheets, diapers, bandages compresses and the like (which has issued as U.S. Patent No. 7,867,510).

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

Since February 2010, our offices have been located at 16333 Phoebe Ave, La Mirada, California, adjacent to the manufacturing facility and corporate offices of our national distributor, the E.T. Horn Company. Our telephone number is (949) 643-9540. Our principal corporate website is www.biolargo.com. We also archive investor and stockholder communications at www.biolargoshares.blogspot.com, and our subsidiary maintains its website at www.odornomore.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Report.

Executive Officers

As of December 31, 2010 our executive officers were:

•	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

•	Charles K. Dargan II: Chief Financial Officer

•	Kenneth R. Code: Chief Technology Officer

•	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano was also appointed the President of our wholly owned subsidiary, Odor-No-More, Inc., which began operations in January 2010.

 Employees

As of December 31, 2010, we employed three full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.

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

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded the majority of our activities through sales of our debt or securities. We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our BioLargo technology and/or the Isan system. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

Our cash requirements and expenses will continue to be significant. Our net cash used from continuing operations for the years ended December 31, 2010 and 2009 was $1,296,556 and $1,369,394, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We will continue to use cash in 2011 as it becomes available and we will require significant additional financing for working capital requirements for the remainder of 2011 and for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products.

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

Although we are generating revenue from the sale of Odor-No-More products, and we expect to generate revenue from the Central Garden & Pet Company agreement, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. While our current level of sales may provide some indication of the potential for future sales, the current level of sales is not sufficient to support the financial needs of our business. We cannot predict when sales volumes will be sufficiently large to cover our operating expenses. The success of our Odor-No-More products is largely dependent upon the continued support by independent distributors and therefore, we cannot rely upon or control their activity. We intend to expand our marketing efforts as financial resources are available. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations If we are not able to devote adequate resources to promote commercialization of our BioLargo technology, our business plans will suffer.

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

There is no assurance that Central Garden & Pet Company will launch products containing our technology.

In March 2011, we entered into an license and supply agreement with Central Garden & Pet Company, the largest premium pet product company in the United States. The agreement grants to Central exclusive rights in the “pet supplies industry”, as that term is defined in the agreement. The agreement does not require that Central purchase a certain amount of product from us. While we believe that Central intends to incorporate our BioLargo technology into many of their products across product lines, and although they generate over $800,000,000 revenue annually from the sale of pet products, there is no assurance they will incorporate our technology into their products, and if they were to fail to do so, they would not be in breach of the agreement. Central has two years of exclusivity in the “pet supplies industry” irrespective of the amount of product, if any, they purchase from us, and we will have to wait two years, absent their agreement, to enter into a similar agreement with a third party for  industry.

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

We rely substantially on the E.T. Horn Company for portions of our operational infrastructure.

We rely on the E.T. Horn Company for distribution logistics for our products, and sublease office space from them for our corporate office. The E.T. Horn Company was founded in the early 1960’s, and its corporate office and blending facilities are located in their La Mirada, California facility. With over 200,000 square feet of office and industrial space in La Mirada, and eleven other locations across the United States, E.T. Horn distributes raw materials and products nationwide. We rely on E.T. Horn to distribute our Odor-No-More products, and intend to rely on them to blend materials and products ordered by Central Garden & Pet, and to package and deliver those products and materials to them on a timely basis and at the quality required by our customer. While we believe that the E.T. Horn Company has the capacity to meet our product demands in the foreseeable future for the pet supplies industry, there can be no assurance that they will have that capacity if we achieve our anticipated growth and sales in other industry sectors. If E.T. Horn were to cease operations, or had a disruption in service, it may affect our ability to meet the requirements of our customers. There is no assurance that we would be able to replace E.T. Horn in a timely manner, or that we would have the financial and human resources to create a similar distribution system.

 Many of the products incorporating our BioLargo technology will require regulatory approval.

The products in which our BioLargo technology may be incorporated have both regulated and non-regulated applications. The Isan system, which we licensed from Ioteq, Inc. in 2010 and sublicensed to a third party, has only regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While the management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then we may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our BioLargo technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

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

We expect our operating expenses will continue to fluctuate significantly in 2011 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer, and Kenneth Reay Code, our chief technology officer. The loss of the services of either of these officers or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

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

We are subject to risks related to future business outside of North America.

Over time, we may develop business relationships outside of North America, and as those efforts are pursued, we will face risks related to those relationships such as:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 16333 Phoebe Ave, La Mirada, California 90638. We sublease our office space from the E.T. Horn Company.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2010, there were no litigation proceedings.

ITEM 4. (REMOVED AND RESERVED)

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

The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Yahoo Finance.

	2009		2010
	High	Low	High	Low
First Quarter	$0.89	$0.25	$0.70	$0.35
Second Quarter	$0.50	$0.25	$0.50	$0.25
Third Quarter	$0.60	$0.21	$0.40	$0.15
Fourth Quarter	$0.80	$0.31	$0.55	$0.35

The closing bid price for our common stock on April 13, 2011, was $0.50 per share. As of such date, there were approximately 581 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,767,223	$0.51	1,232,777	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	4,767,223	$0.51	1,232,777

(1)
Consists of 6,000,000 shares issuable under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by our stockholders at the 2007 Annual Meeting of Stockholders on September 6, 2007. Upon the adoption of the 2007 Plan, a prior plan approved in 2004 was frozen and no further grants will be made under that.

Sales of Unregistered Securities

Spring 2008 Offering

Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,545 of our 10% convertible notes (the “Spring 2008 Notes”), which are due and payable on March 31, 2010, to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after September 30, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date.

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

On March 30, 2010, our board approved agreements mutually extending the maturity dates of the Spring 2008 Notes by one year, such that the Spring 2008 Notes matured on March 31, 2011. On March 31, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,545 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock.

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

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and initially was scheduled to expire on June 1, 2010. We extended this expiration date to December 1, 2010, and the warrants expired on that date, unexercised. The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012.

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

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share and received $1,027,500 gross proceeds from the sales. We issued 3,425,011 shares of our common stock related to this offering prior to December 31, 2010 and issued an additional 350,001 in 2011 upon the receipt of the additional $105,000 gross proceeds.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Stock Issuances in 2010

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

On July 27, 2010, we issued an aggregate 80,000 shares of our common stock, at a conversion price of $0.28, in lieu of $22,400 of fees related to consultants.  All of this amount related to services performed in 2010. Also on July 27, 2010, we issued an aggregate 5,465 shares of our common stock, at prices ranging between $0.34 and $0.61 per shares, as payment of rent due pursuant our sublease agreement with the E.T. Horn Company.

On August 4, 2010, we issued an aggregate 59,039 shares of our common stock, at a conversion price of $0.30, in lieu of $17,712 of accrued and unpaid obligations.  All of this amount related to services performed in 2009.

On August 30, 2010, we issued an aggregate 32,000 shares of our common stock, at a conversion price of $0.30, in lieu of $9,600 of accrued and unpaid obligations.  All of this amount related to services performed in 2010.

On September 27, 2010, we issued an aggregate 80,000 shares of our common stock, at a conversion price of $0.28, in lieu of $22,400 of fees related to consultants.  All of this amount related to services performed in 2010.

On December 22, 2010, we issued an aggregate 245,000 shares of our common stock, at a conversion price of $0.50, in lieu of $122,500 of accrued and unpaid obligations.  All of this amount related to services performed in 2010.

Payment of Accrued interest

During the year ended December 31, 2010 and pursuant to the terms of the 2008 Spring Notes, we converted an aggregate $91,363 of accrued and unpaid interest related to the Spring 2008 Notes into 268,019 shares of our common stock at conversion prices ranging $0.22 - $0.46 per share.

On October 15, 2010 and pursuant to the terms of the 2008 Fall Notes, we converted an aggregate $72,300 of accrued and unpaid interest related to the Fall 2008 Notes into 207,470 shares of our common stock at conversion price of $0.35 per share.

On June 1, 2010 and pursuant to the terms of the Spring 2009 Notes, we converted an aggregate $42,234 of accrued and unpaid interest related to the Fall 2008 Notes into 109,851 shares of our common stock at conversion price of $0.38 per share.

Conversion of 2007 convertible notes

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which were initially due and payable on June 30, 2009 (extended by one year to June 30, 2010 ) to 21 investors, the principal of which is convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes interest rate was 10%, compounding annually.   On November 23, 2009, a holder of a 2007 Note in the principal amount of $32,000 elected to convert the note, and accrued and unpaid interest in the amount of $8,364, into 57,663 shares of our common stock, at a conversion rate of $0.70 per share in accordance with the terms of the note.

On June 30, 2010, per the terms of the 2007 Notes, we elected to convert the remaining aggregate principal amount of $968,000, which amount represented the entire then outstanding principal amount of the 2007 Notes, and $283,618 of accrued but unpaid interest, into an aggregate 1,788,032 shares of our common stock, at a conversion rate of $0.70 per share.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2010 unless expressly stated otherwise, and we undertake no duty to update this information.

Overview

We continued to develop our first commercial products based on our BioLargo technology in 2010, and generated total revenues of $156,761 from product sales.

We continue to be limited in terms of our capital resources. Our net cash used in operating activities for the year ended December 31, 2010 was $1,296,556. This amount was financed primarily by our private securities offerings. We will need to raise significant additional capital in order to sustain our operations in 2011.

Results of Operations—Comparison of the year ended December 31, 2010 and 2009

We generated revenues of $156,761 during the year ended December 31, 2010, as compared with $138,133 of revenues during the year ended December 31, 2009. During the year ended December 31, 2010, we incurred a net loss of $5,742,341, and we used cash in operations of $1,296,556.

Revenue

We generated $156,761 in revenues during the year ended December 31, 2010, and $138,133 in revenues during the year ended December 31, 2009. The revenues primarily consist of sales of our Odor-No-More branded products to the animal health industry. Although we had a slight increase in sales in the year ended December 31, 2010 versus 2009, the products are still in the early stages of the sales and distribution process and therefore it is not a meaningful variance.

Cost of Goods Sold

Our cost of goods sold during 2010 was $125,484 or 80% of revenues, as compared with $114,551 in 2009, or 83% of 2009 revenues. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products. Because we only recently launched our first products, and we have not achieved a large revenue base, our cost of goods sold in both dollars and percentage will be higher and will fluctuate greater than we anticipate in future years. The difference in the percentage in 2010 versus 2009 is due to such fluctuations.

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

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $4,119,728 for the year ended December 31, 2010, compared to $3,960,570 for the year ended December 31, 2009, an increase of $159,158. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $1,562,212 for the year ended December 31, 2010, compared to $1,828,607 for the year ended December 31, 2009, a decrease of $266,395.   The decrease in the year is related to the non-cash stock option compensation expense issued to our officers and directors in February 2010 off set by the end of the amortization of accrued option compensation expense for an option issued to our Chief Executive Officer in 2007.

b. Consulting Expenses: These expenses were $1,417,915 for the year ended December 31, 2010, compared to $1,074,434 for the year ended December 31, 2009, an increase of $343,481, respectively. The increase in the year ended December 31, 2010 is primarily attributable to non-cash stock option compensation expense and stock issued for services to consultants.

c. Professional Fees: These expenses were $304,893 for the year ended December 31, 2010, compared to $271,453 for the year ended December 31, 2009, an increase of $33,400. This activity is consistent with our usage of professionals for accounting, auditing and legal costs associated with our operations.

d. Other Expense: These expenses were $187,075 for the year ended December 31, 2010, compared to $155,000 for the year ended December 31, 2009, an increase of $32,075. The expenses incurred in 2009 and 2010 were the result of the obligations pursuant to an agreement with Ioteq.

Research and Development

Research and development expenses were $100,564 for the year ended December 31, 2010, compared to $170,117 for the year ended December 31, 2009, a decrease of $69,553 related to a reduction of university studies and patent application and prosecutions as compared to 2009, as well our limited financial resources during 2010.

Amortization and depreciation expense

Amortization and depreciation expense totaled $9,564 for the year ended December 31, 2010, compared to $1,116,768 for the year ended December 31, 2009, a decrease of $1,107,204. The decrease is attributable to the impairment expense recorded December 31, 2009, in which we reduced the value of the intangible assets acquired from IOWC Technologies, Inc. in April 2007 to zero.  Management performed its assessment of the fair value of the intangible assets for the year ended December 31, 2009. In our undertaking we analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. We determined that after this detailed analysis that it was appropriate for us to record an impairment charge.

Net Loss

Net loss for the year ended December 31, 2010 was $5,742,341, a loss of $0.13 per share, compared to a net loss for the year ended December 31, 2009 of $15,612,532, a loss of $0.37 per share. The decrease in net loss for the year ended December 31, 2009 is primarily attributable to the non-cash amortization expense related to our intangible assets which were fully impaired as of December 31, 2009.  This is offset somewhat from the non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2010.

Interest expense

Interest expense totaled $1,667,555 for the year ended December 31, 2010, compared to $1,626,230 for the year ended December 31, 2009, an increase of $41,325. The increase is primarily due to the amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $425,069 at December 31, 2010. We had negative working capital of $1,935,767 for the year ended December 31, 2010, compared with negative working capital of $3,300,820 for the year ended December 31, 2009. We had negative cash flow from operating activities of $1,296,556 for the year ended December 31, 2010, compared to a negative cash flow from operating activities of $1,369,394 for the year ended December 31, 2009. We used cash from financing activities to fund operations. Although we have reduced our negative cash flows from operations and we have reduced our negative working capital position in the year ended December 31, 2010, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,742,341 for the year ended December 31, 2010, and an accumulated stockholders’ deficit of $63,510,905 as of December 31, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of December 31, 2010 we had $2,876,810 aggregate principal amount, together with $164,694 accrued and unpaid interest, outstanding on various promissory notes. We may pay all of these amounts in cash or in stock, at our option, at maturity. In addition, as of December 31, 2010, we had  $545,725 in accrued and unpaid payables.

We continue to be limited in terms of our capital resources. During the year ended December 31, 2010, we received gross and net proceeds of $1,606,275 pursuant to a private offering of our securities,  a note payable and the exercise of a warrant . We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

In January 2010, the FASB issued guidance related to improving disclosures about fair value measurements.  The new guidance addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels.  The guidance is in effect for the year ended December 31, 2010 and there was no impact on our consolidated financial statements.

 Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2009 and 2010 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Jeffrey S. Gilbert was previously the principal accountant for the Company. On March 21, 2011, Jeffrey S. Gilbert resigned as the Company’s principal accountant, and Haskell & White LLP was engaged as principal accountants to audit the accounts of the Company for the year ended December 31, 2010. The decision to change accountants was approved by the Registrant’s Audit Committee.

During the fiscal years ended December 31, 2008 and 2009 and through the date of this Report, there were no disagreements with Jeffrey S. Gilbert on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Jeffrey S. Gilbert, would have caused him to make reference to the matter of such disagreement in connection with this Report. The accountant’s report for the fiscal years ended December 31, 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. However, the accountant’s report for the fiscal years ended December 31, 2008 and 2009 contained an explanatory paragraph noting the Company’s limited liquid resources, recurring losses, negative cash flow from operations, and the need to raise capital to fund corporate maintenance and to implement its business plan, which matters raise substantial doubt about its ability to continue as a going concern.

During the Company’s two most recent fiscal years and through the date of this Report, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 22, 2011, the Company provided Jeffrey S. Gilbert with a copy of the disclosures it is making in response to item 304(a) of the Securities Act. The Company requested that Jeffrey S. Gilbert furnish it with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the above statements, and if not, stating the respects in which he does not agree. A copy of that letter is filed as Exhibit 16.1 to this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for smaller public companies, and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Information Statement to be filed with the SEC in connection with the actions of our majority shareholder in lieu of holding a 2011 Annual Meeting of Stockholders (the “Information Statement”).

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

1. Financial Statements. The consolidated financial statements required to be filed in this report are listed on the Index to Financial Statements immediately preceding the financial statements.

2. Financial Statement Schedules. Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)

3.2	Certificate of Designations creating Series A Preferred Stock (2)

3.3	Bylaws, as amended and restated (1)

4.1	Warrant Number AG-II to Purchase Common Stock issued July 29, 2005 issued to Augustine II, LLC ()

4.2	Form of Warrant issued in the Fall 2006 Offering (4)

4.3	Form of Promissory Note issued in the 2007 Offering (8)

4.4	Form of Warrant issued in the 2007 Offering (8)

4.5	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)

4.6	Form of One-Year Warrant issued in the Spring 2008 Offering (10)

4.7	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)

4.8	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)

4.9	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)

4.10	Form of One-Year Warrant issued in the Fall 2008 Offering (12)

4.11	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)

4.12	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)

4.13	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)

4.14	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)

4.15	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)

4.16	Form of One-Year Warrant issued in the Spring 2009 Offering (15)

4.17	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)

4.18	Promissory Note (Masteller) (15)

4.19	Form of Convertible Promissory Note issued in the Spring 2010 Offering (16)

4.20	Form of Eighteen Month Warrant issued in the Spring 2010 Offering (16)

4.21	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering (16)

10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (4)

10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (4)

10.3	BioLargo, Inc. 2007 Equity Incentive Plan (5)

10.4†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (6)

10.5	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace (6)

10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (6)

10.7†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (7)

10.8	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)

10.9	Form of Warrant issued to Howard Isaacs (9)

10.10	Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc. (10)

10.11	Sublease Agreement dated as of November 13, 2008 (10)

10.12†	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)

10.13†	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (17)

10.14	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)

10.15	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)

10.16	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)

10.17	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)

10.18	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (18)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Jeffrey S. Gilbert, CPA, independent registered public accounting firm

23.2*	Consent of Haskell & White LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.
(16)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2009
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 15, 2011	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	April 15, 2011

/s/ Charles K. Dargan II Charles K. Dargan II	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2011

/s/ Kenneth R. Code Kenneth R. Code	Chief Technology Officer and Director	April 15, 2011

/s/ Joseph L. Provenzano Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	April 15, 2011

/s/ Gary A. Cox Gary A. Cox	Director	April 15, 2011

/s/ Dennis E. Marshall Dennis E. Marshall	Director	April 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BioLargo, Inc.

We have audited the accompanying consolidated balance sheet of BioLargo, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and has limited capital resources and a net stockholders’ deficit.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California
April 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioLargo, Inc.

I have audited the consolidated balance sheet of BioLargo, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiary as of December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JEFFREY S. GILBERT

Los Angeles, California
March 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010

	December 31,	December 31,
	2009	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,350	$425,069
Accounts receivable	14,607	16,216
Inventory	9,678	7,813
Prepaid expenses	4,586	3,815

Total current assets	164,221	452,913

FIXED ASSETS
Equipment, net	16,390	6,826

Total fixed assets	16,390	6,826

TOTAL ASSETS	$180,611	$459,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,273,028	$710,419
Accrued option compensation expense	679,210	—
Convertible notes payable, current portion	1,913,625	1,636,625
Discount on convertible notes, current portion net of amortization	(470,822)	(211,364)
Note payable	70,000	120,000
Deferred revenue	—	115,500
Deposit	—	17,500

Total Current Liabilities	3,465,041	2,388,680

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,372,410	1,120,185
Discount on convertible notes, net of current portion and amortization	(793,523)	(456,243)

Total Long-term Liabilities	578,887	663,942

TOTAL LIABILITIES	4,043,928	3,052,622

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY(DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2010 and December 31, 2009.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 51,782,619 and 43,196,355 Shares Issued, at December 31, 2010 and December 31, 2009, respectively	28,969	34,734
Additional Paid-In Capital	53,876,278	60,883,288
Accumulated Deficit	(57,768,564)	(63,510,905)

Total Stockholders’ Equity(Deficit)	(3,863,317)	(2,592,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$180,611	$459,739

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

	2009	2010

Revenue	$138,133	$156,761

Total revenue	138,133	156,761

Cost of goods sold	114,551	125,484

Total cost of goods sold	114,551	125,484
Gross Profit	23,582	31,277
Costs and expenses
Impairment of intangible asset	8,781,133	—
Selling, general and administrative	3,960,570	4,119,728
Research and development	170,117	100,564
Amortization and depreciation	1,116,768	9,564

Total costs and expenses	14,028,588	4,229,856

Loss from operations	(14,005,006)	(4,198,579)

Other income and (expense)
Interest expense	(1,626,230)	(1,667,555)
Other income	18,704	123,793

Net other expense	(1,607,526)	(1,543,762)

Net loss	$(15,612,532)	$(5,742,341)

Loss per common share – basic and diluted	$(0.37)	$(0.13)

Weighted average common share equivalents outstanding	42,656,519	45,818,844

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

	COMMON STOCK
	NUMBER OF SHARES	PAR VALUE $0.00067	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TOTAL
BALANCE DECEMBER 31, 2008	42,261,268	$28,319	$49,481,805	$(42,156,032)	$7,354,092
Issuance of warrants as part of convertible note offering	—	—	1,266,443	—	1,266,443
Fair value of warrant repricing	—	—	423,735	—	423,735
Vested portion of stock options	—	—	1,704,906	—	1,704,906
Issuance of stock options to Board of Directors	—	—	204,638	—	204,638
Issuance of stock option to related party	—	—	253,784	—	253,784
Issuance of stock options to consultants	—	—	103,790	—	103,790
Issuance of stock of services	549,103	378	254,997	—	255,375
Conversion of convertible note payable accrued interest obligations	385,984	233	150,219	—	150,452
Conversion of convertible note payable principal obligations	57,663	39	31,961	—	32,000
Net Loss year ended December 31, 2009	—	—	—	(15,612,532)	(15,612,532)
BALANCE DECEMBER 31, 2009	43,196,355	$28,969	$53,876,278	$(57,768,564)	$(3,863,317)
Vested portion of stock options	—	—	1,747,801	—	1,747,801
Issuance of warrants as part of convertible note offering and note payable	—	—	450,327	—	450,327
Fair value of the six-month extension of the 2009 Warrant	—	—	277,992	—	277,992
Issuance of stock options and a warrant to consultants	—	—	512,441	—	512,441
Issuance of stock options to officers and Board of Directors	—	—	555,026	—	555,026
Issuance of stock for the exercise of a warrant	320,000	215	39,785	—	40,000
Issuance of stock for cash received from the Summer 2010 PPM	3,425,011	2,310	1,025,190	—	1,027,500
Issuance of stock for services to consultants	758,029	513	339,706	—	340,219
Issuance of stock for services to officers and board of directors	1,155,306	776	422,760	—	423,536
Issuance of stock for an accrued and unpaid obligation to a related party, New Millennium	454,546	305	149,695	—	150,000
Conversion of 2007 Offering of convertible notes and related accrued interest obligations	1,788,032	1,209	1,250,409	—	1,251,618
Conversion of the accrued interest obligations related to the 2009 Spring Notes	109,851	34	42,200	—	42,234
Conversion of the accrued interest obligations related to the 2008 Spring Notes	268,019	196	91,585	—	91,781
Conversion of 2008 Fall Offering of convertible notes and related accrued interest obligations	207,470	140	72,160	—	72,300
Conversion of a portion of the principal of a note payable obligation	100,000	67	29,933	—	30,000
Net Loss year ended December 31, 2010	—	—	—	(5,742,341)	(5,742,341)
BALANCE DECEMBER 31, 2010	51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2010

	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,612,532)	$(5,742,341)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of intangible assets	8,781,133	—
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	1,343,021	1,325,057
Non-cash accrued option compensation expense	1,226,704	1,068,591
Non-cash expense related to options issued to officers and board of directors	—	455,786
Non-cash expense related to stock issued to our officers and board of directors to settle obligations	—	135,457
Non-cash expense related to warrants and options issued to consultants	646,500	317,949
Non-cash expense related to stock issued for settlement of obligations to consultants	373,140	340,219
Amortization and depreciation expense	1,116,768	9,564
Increase in accounts payable and accrued expenses	780,157	659,135
Increase in deferred revenue	—	115,500
Increase in deposits	—	17,500
Increase in accounts receivable	(14,607)	(1,609)
(Increase) Decrease in inventory	(9,678)	1,865
Decrease in prepaid expenses	—	771

Net Cash Used In Operating Activities	(1,369,394)	(1,296,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(20,000)
Proceeds from exercise of warrant	—	40,000
Proceeds from convertible notes	1,344,360	438,775
Proceeds from the sale of stock	—	1,027,500
Proceeds from a note payable	70,000	100,000

Net Cash Provided By Financing Activities	1,414,360	1,586,275

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,966	289,719
CASH AND CASH EQUIVALENTS — BEGINNING	90,384	135,350

CASH AND CASH EQUIVALENTS — ENDING	$135,350	$425,069

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$1,600	$3,000

Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009 and prior	$150,000	$228,079
Board of Directors and officer obligations incurred in 2010	$—	$135,457
Consultant obligations incurred in 2009 and prior	$81,527	$25,212
Consultant obligations incurred in 2010	$—	$132,100
Conversion related party obligations – New Millennium and other	$251,701	$150,000
Conversion of accrued expenses to an option to purchase shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2009	$—	$133,786
Board of Directors and officer obligations incurred in 2010	$—	$15,454
Consultant obligations incurred in 2009	$—	$117,653
Consultant obligations incurred in 2010	$—	$116,593

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholder debt and accrued interest into shares of the Company’s common stock:
Conversion of the 2007 Notes	$—	$968,000
Accrued and unpaid interest incurred in 2009 and prior	$150,452	$294,326
Accrued and unpaid interest incurred in 2010	$—	$195,188
Conversion of a portion of a note payable	$32,000	$30,000

Fair value of the issuance of warrants in conjunction with convertible note offerings	$1,266,443	$430,327
Issuance of a warrant in conjunction with a note payable	$—	$20,000
Issuance of a warrant to a consultant for services provided	$—	$25,000
Repriced warrants in conjunction with convertible note offering	$423,735	$277,992

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,742,341 for the year ended December 31, 2010, and an accumulated stockholders’ deficit of $63,510,905 as of December 31, 2010. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $425,069 at December 31, 2010. We generated revenues of $156,761 in the year ended December 31, 2010, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $1,296,556 for the year ended December 31, 2010. We had negative working capital of $1,935,767 for the year ended December 31, 2010. Our accounts payable and accrued expenses decreased by $562,609 during the year ended December 31, 2010 and were $710,419 at December 31, 2010. We do not have enough cash or source of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Additionally, our officers are continuing to finance operations by delaying the receipt of their salary and by incurring expenses which have not been reimbursed.

As of December 31, 2010 we had $2,876,810 aggregate principal amount, together with $164,694 accrued and unpaid interest, outstanding on various promissory notes. We may pay the majority of these amounts in cash or in stock, at our option, at maturity. In addition, as of December 31, 2010, we had $545,725 in accrued and unpaid payables. (See Note 11.)

We continue to be limited in terms of our capital resources. During the year ended December 31, 2010, we received gross and net proceeds of $1,606,275 pursuant to a private offering of our securities (see Note 5), a note payable (see Note 12) and the exercise of a warrant. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.  We may also be compelled to reduce or curtail certain activities to preserve cash.

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

BIOLARGO, INC. AND SUBSIDIARIES
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

Our BioLargo technology delivers “nature’s best solution” – iodine – to an array of problems, including odor and moisture control, disinfection, and contaminated water. Our technology enables us to deliver precise dosing of iodine in a variety of physical forms and delivery systems, which often include the combination of chemical reagents with other materials. We primarily focus on developing uses and/or applications for our technology for its use in products, in order for us to secure a licensing and/or supplier agreement with other companies, that will in turn, sell services or products to their customers within a specific industry segment.

Armed with a solution to these problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have developed and commercially launched products in one area -- the animal health industry, under the brand name “Odor-No-More”, and recently entered into an exclusive license and supply agreement with Central Garden & Pet Company, the industry leading producer of premium pet products in the United States. While we continue to advance our efforts to market and sell our Odor-No-More products, with the addition of two key industry experts to our team, we are also actively seeking opportunities for product sales or licensing in the oil and gas industry, and the food processing industry.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2010, we had two subsidiaries, BioLargo Life Technologies, Inc. (“BLTI”) and Odor-No-More, Inc. (“ONM”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI and ONM. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution.  The Company had cash deposits as U.S banks at December 31, 2010, of which $175,069 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner.  The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, the Company does not anticipate non-performance.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances.  The allowance for doubtful accounts was $4,000 at December 31, 2010.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2009	December 31, 2010
Raw Materials	$4,241	$5,013
Finished Goods	5,437	2,800
Total	$9,678	$7,813

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $21,862 as of December 31, 2010. Depreciation expense totaled $9,564 for the years ended December 31, 2009 and 2010.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2009 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenues are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. We also generate revenues from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

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

In January 2010, the FASB issued guidance related to improving disclosures about fair value measurements.  The new guidance addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measure ments, and the transfers between levels.  The guidance is in effect for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Note 3. Intangible Assets/Long-lived Assets and Impairment

Amortization expense for the intangible assets for years ended December 31, 2009 and 2010 was $1,107,204 and $0.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee, of which $7,500 is recorded as revenue as of December 31, 2010.

During the three-month period ended December 31, 2010, we received $23,000 from Isan USA, an amount which was less than what is called for in the Isan USA Sublicense, and which is recorded as deferred revenue. The total deferred revenue balance of $115,500 as of December 31, 2010 relates to the Isan USA transaction.

Note 5. Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings in which we sold convertible promissory notes, this information should be read in conjunction with the detailed descriptions in this footnote.

Convertible Offerings
Name	Maturity Date	Interest	Conversion Price	Principal Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$438,855
Spring 2009 Offering	6/1/12	10%	$0.55	681,410
Fall 2008 Offering	10/15/11	10%	$0.50	723,000
Spring 2008 Offering	3/31/11	10%	$1.35	913,545
				$2,756,810

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share and received $1,027,500 gross proceeds from the sales. We issued 3,425,011 shares of our common stock related to this offering prior to December 31, 2010 and issued an additional 350,001 in 2011 upon the receipt of the additional $105,000 gross proceeds.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Spring 2008 Offering

Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,545 of our 10% convertible notes (the “Spring 2008 Notes”), which were due and payable on March 31, 2010 (extended by one year to March 21, 2011), to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at an initial conversion price of $1.35 per share. The Spring 2008 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2008 Notes (i) on or after December 31, 2008, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2008 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the maturity date.

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

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,545 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock.  (See Note 15.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of 2007 Notes

Pursuant to a private offering that commenced May 2007 (the “2007 Offering”) and terminated December 2007, we sold $1,000,000 of our convertible notes (the “2007 Notes”), which were initially due and payable on June 30, 2009 (extended by one year to June 30, 2010 ) to 21 investors, the principal of which is convertible into an aggregate 1,428,582 shares of our common stock. The 2007 Notes interest rate was 10%, compounding annually.   On November 23, 2009, a holder of a 2007 Note in the principal amount of $32,000 elected to convert the note, and accrued and unpaid interest in the amount of $8,364, into 57,663 shares of our common stock, at a conversion rate of $0.70 per share in accordance with the terms of the note.

On June 30, 2010, per the terms of the 2007 Notes, we elected to convert the remaining aggregate principal amount of $968,000, which amount represented the entire then outstanding principal amount of the 2007 Notes, and $283,618 of accrued but unpaid interest, into an aggregate 1,788,032 shares of our common stock, at a conversion rate of $0.70 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2010, we issued an aggregate 56,525 shares of our common stock, at a conversion price of $0.53, which was the trailing 20 day average of our common stock, to a consultant for services provided in lieu of $30,000 in accrued and unpaid payables.

On July 27, 2010, we issued an aggregate 80,000 shares of our common stock, at a conversion price of $0.28, in lieu of $22,400 of fees related to consultants.  All of this amount related to services performed in 2010. Also on July 27, 2010, we issued an aggregate 5,465 shares of our common stock, at prices ranging between $0.34 and $0.61 per shares, as payment of rent due pursuant our sublease agreement with the E.T. Horn Company.

On August 4, 2010, we issued an aggregate 59,039 shares of our common stock, at a conversion price of $0.30, in lieu of $17,712 of accrued and unpaid obligations.  All of this amount related to services performed in 2009.

On August 30, 2010, we issued an aggregate 32,000 shares of our common stock, at a conversion price of $0.30, in lieu of $9,600 of accrued and unpaid obligations.  All of this amount related to services performed in 2010.

On September 27, 2010, we issued an aggregate 80,000 shares of our common stock, at a conversion price of $0.28, in lieu of $22,400 of fees related to consultants.  All of this amount related to services performed in 2010.

On December 22, 2010, we issued an aggregate 245,000 shares of our common stock, at a conversion price of $0.50, in lieu of $122,500 of accrued and unpaid obligations.  All of this amount related to services performed in 2010.

Payment of Accrued interest

During the year ended December 31, 2010 and pursuant to the terms of the 2008 Spring Notes, we converted an aggregate $91,363 of accrued and unpaid interest related to the Spring 2008 Notes into 268,019 shares of our common stock at conversion prices ranging $0.22 - $0.46 per share.

On October 15, 2010 and pursuant to the terms of the 2008 Fall Notes, we converted an aggregate $72,300 of accrued and unpaid interest related to the Fall 2008 Notes into 207,470 shares of our common stock at conversion price of $0.35 per share.

On June 1, 2010 and pursuant to the terms of the Spring 2009 Notes, we converted an aggregate $42,234 of accrued and unpaid interest related to the Fall 2008 Notes into 109,851 shares of our common stock at conversion price of $0.38 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2008	5,559,697	$0.125 – 2.00
Issued	5,129,870	$0.75 – 1.25
Exercised	—	—
Expired	(923,111)	$0.50 – 0.875

Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00
Issued	1,627,842	$0.50 – 1.00
Exercised	(320,000)	$0.125
Expired	(4,180,083)	$0.75 – 1.30

Outstanding as of December 31, 2010	6,894,215	$0.375 – 2.00

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the calculated value is amortized over the shorter of the term of the debt or the life of the warrant. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	2009	2010
Risk free interest rate	0.40 – 1.70%	0.24 – 1.38%
Expected volatility	253 – 493%	400 – 765%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	1.00 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $1,343,021 and $1,325,057 of interest expense related to the amortization of the discount on convertible notes for the year ended December 31, 2009 and 2010, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through its termination in July 2010, we issued warrants to purchase up to an aggregate 1,527,842 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 763,235 shares which expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 763,235 shares which expire January 15, 2013, at an exercise price of $1.00 per share.  The fair value of these warrants resulted in a discount on our convertible notes totaling $430,327 and we recorded $200,739 in interest expense related to the amortization of the discount during the year ended December 31, 2010.

Spring 2009 Warrants

From April 2009 through November 2009, we issued warrants to purchase up to an aggregate 2,477,870 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 1,238,935 shares which were originally scheduled to expire June 1, 2010, and were extended to December 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 1,238,935 shares which expire June 1, 2012, at an exercise price of $1.00 per share.  The fair value of the initial warrants resulted in a discount on our convertible notes totaling $640,000 and we recorded $113,019 and $300,326 in interest expense related to the amortization of the discount during the years ended December 31, 2009 and 2010, respectively.

On June 1, 2010, the expiration of the Spring 2009 One-Year Warrants was extended from June 1, 2010 through December 1, 2010, resulting in additional fair value totaling $277,992, which was recorded as interest expense through December 31, 2010.

Fall 2008 Warrants

 Pursuant to the terms of the Fall 2008 Notes, we issued warrants to purchase up to an aggregate 2,892,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase an aggregate 1,446,000 shares which expired October 15, 2009, at an exercise price of $0.75 per share (initially issued at $1.00 per share), and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,446,000 shares which expire October 15, 2011, at an exercise price of $1.00 per share (initially issued at $2.00 per share). The fair value of the warrants resulted in a discount on our convertible notes totaling $434,854 and we recorded $308,406 and $163,945 in interest expense related to the amortization of the discount during the years ended December 31, 2009 and 2010, respectively.

On January 16, 2009, the exercise price of the Fall 2008 One-Year Warrants was reduced from $1.00 to $0.75, and the exercise price of the Fall 2008 Three-Year Warrants was reduced from $2.00 to $1.00, resulting in additional fair value totaling $52,967, which was recorded as interest expense.

Spring 2008 Warrants

Pursuant to the terms of the Spring 2008 Warrants, we issued warrants to purchase up to an aggregate 1,353,550 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Spring 2008 One-Year Warrants to purchase an aggregate 676,775 shares which expired March 31, 2009, at an exercise price of $0.50 per share (initially issued at $1.00 per share), and Spring 2008 Three-Year Warrants to purchase up to an aggregate 676,775 shares which expire March 31, 2011, at an exercise price of $1.00 per share (initially issued at $1.50 per share). The fair value of the warrants resulted in a discount on our convertible notes totaling $570,512 and we recorded $177,886 and $99,427 in interest expense related to the amortization of the discount during the years ended December 31, 2009 and 2010, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Warrants

On February 5, 2010 we issued a warrant to a consultant for services provided to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $25,000, which was recorded as selling, general and administrative expense.   The warrant expires February 5, 2013.

On June 8, 2010 we issued a warrant to the holder of a note payable to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $20,000, of which $20,000 was recorded as interest expense through December 31, 2010. The warrant expires June 8, 2013.

Note 9. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2009 and December 31, 2010 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2009 and December 31, 2010 there were 43,196,355 and 51,782,619 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2010 is comprised of the following stock issuances: (i) 320,000 shares issued upon the exercise of an outstanding warrant, (ii) 3,425,011 shares issued to purchasers of our Summer 2010 PPM, (iii) 758,029 shares of our common stock as payment to consultants for services provided,  (iv) 1,155,306 shares of our common stock as payment to two officers and our board of directors in exchange for accrued and unpaid obligation for their services, , (v) 454,546 shares of our common stock as payment for an accrued and unpaid obligation to a related party, New Millennium. (vi) 109,851 shares of our common stock as payment for accrued interest related to our 2009 Spring Notes, (vii) 268,019 shares of our common stock as payment for accrued interest related to our 2008 Spring Notes, (viii) 207,470 shares of our common stock as payment for accrued interest related to our 2008 Fall Notes (ix) 1,788,032 shares as payment of our 2007 Notes and related accrued interest, and (xi) 100,000 shares as payment of a portion of a note payable obligation.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, we granted options to purchase an aggregate 120,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.24 and $0.50 depending upon their respective dates of grant, and resulted in an aggregate fair value of $45,400 and was recorded as selling, general and administrative expense as of December 31, 2010. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

During the year ended December 31, 2010, we granted options to purchase an aggregate 280,007 shares of our common stock to a senior advisor , pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.22 and $0.40 depending upon their respective dates of grant, and resulted in an aggregate fair value of $92,911 and was recorded as selling, general and administrative expense as of December 31, 2010. Each option is fully vested upon grant and is exercisable for ten years from its respective date of grant.

On February 1, 2010, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.

In total, options to purchase an aggregate 860,000 shares of the Company’s common stock were issued, at an exercise price of $0.575 per share, which price was $0.075 more than the $0.50 closing price of the Company’s common stock on the date of grant.  Of the options issued, 200,000 were issued to third party consultants for their respective roles within the Company and the remaining 660,000 options were issued to the Company’s principal executive officer, principal financial officer, and named executive officers, as set forth in the following table:

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Activity for our stock options under the 2007 Plan for the year ended December 31, 2010 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2008	785,000	5,215,000	$0.35 – $1.89	$1.02
Granted	882,135	(882,135)	$0.28 – 0.70	$0.48
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, December 31, 2009	1,667,135	4,332,865	$0.28 – $1.89	$0.75
Granted	3,100,088	(3,100,088)	$0.23 – 0.50	$0.38
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, December 31, 2010	4,767,223	1,232,777	$0.23 – $1.89	$0.51

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2010.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	December 31,	Average
December 31, 2010	Exercise Price	Life	Price	2010	Exercise Price
20,000	$0.40	7	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	7	$0.97	105,000	$0.94
50,000	$1.89	7	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	8	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	8	$0.40	120,000	$0.40
20,000	$0.33	1	$0.33	20,000	$0.33
557,035	$0.50	2	$0.50	557,035	$0.50
155,100	$0.55	2	$0.55	155,100	$0.55
30,000	$0.57	9	$0.57	30,000	$0.57
30,000	$0.45 – 0.50	9	$0.48	30,000	$0.48
200,000	$0.50	9	$0.50	200,000	$0.50
660,000	$0.50	7	$0.50	600,000	$0.50
50,000	$0.25 – 0.40	9	$0.35	50,000	$0.35
1,820,081	$0.30	5	$0.30	1,820,081	$0.30
30,000	$0.24 - 0.35	10	$0.27	30,000	$0.27
280,007	$0.22 - .40	10	$0.32	280,007	$0.32
30,000	$0.40 – 0.50	10	$0.44	30,000	$0.44

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Issued Outside the 2007 Equity Incentive Plan

Activity for our stock options outside the 2007 Equity Incentive Plan for the year ended December 31, 2010 is as follows:

			Weighted
			Average
	Options		Price per
	Outstanding	Price per share	share
Balances, December 31, 2008	10,825,234	$0.18 – 0.99	$0.38
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balances, December 31, 2009	10,825,234	$0.18 – 0.99	$0.38
Granted	46,250	$0.30	$0.30
Exercised	—	—	—
Canceled	—	—	—

Balances, December 31, 2010	10,871,484	$0.38	$0.38

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2010.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	December 31,	Average
December 31, 2010	Exercise Price	Life	Price	2010	Exercise Price
7,733,259	$0.18	6	$0.18	7,733,259	$0.18
2,400,000	$0.99	2	$0.99	2,400,000	$0.99
691,975	$0.55	1	$0.55	691,975	$0.55
46,250	$0.30	5	$0.30	46,250	$0.30

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2010:

	2009		2010
	Non plan		Non plan
	Option	2007 Plan	Option	2007 Plan
Risk free interest rate	1.50%	1.03 – 2.75%	1.55%	1.55 – 2.76%
Expected volatility	482%	482 - 766%	724%	915%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	5	5	5	7

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

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2009	2010
Accounts payable and accrued expenses	$479,034	$519,156
Accrued interest	462,129	164,694
Officer and board of director payable	331,865	26,569
Total Accounts Payable and Accrued Expenses	$1,273,028	$710,419

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009 and 2010, we recorded $283,209 and $342,498, respectively, of interest expense related to our outstanding promissory notes.

During the year ended December 31, 2010, we converted an aggregate $639,933 of accrued and unpaid interest into shares of our common stock.  (See Notes 6, 7 and 13).

During the year ended December 31, 2010, we converted an aggregate $423,536 of accrued and unpaid officer salary and unreimbursed expenses into shares of our common stock (see Note 7).

During the year ended December 31, 2010, we converted an aggregate $149,240 of accrued and unpaid officer and board of director salary and unreimbursed expenses.  In exchange we issued stock option to purchase our common stock (see Note 10).

Note 12.  Note Payable

On June 8, 2010, we received $100,000 and issued a promissory note with a maturity date of December 1, 2010, which accrued interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share and expire on June 3, 2013.  (See Note 8.)  On December 31, 2010, the maturity date was further extended to March 1, 2011.  On March 1, 2011, we paid the remaining principal amount of $20,000, and $9,950 of accrued interest, in full satisfaction of the note.

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%. On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  The maturity date was further extended to December 1, 2010, and in March 2010 a $20,000 payment on the note was made.  On December 31, 2010 we converted $30,000 principal balance into an aggregate 100,000 shares of our common stock at $0.30, and agreed to extend the maturity date to March 31, 2011.  (See Note 15.)

For the year ended December 31, 2009 and 2010 we recorded $2,917 and $12,206 of interest expense related to these note payables.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2010, we issued to New Millennium 454,546 shares of our common stock, at a conversion price of $0.33, as payment of the $150,000 accrued and unpaid interest.

The balance to the related party is $0 as of December 31, 2010.

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

Note 15. Provision for Income Taxes

At December 31, 2010 we had federal and California tax net operating loss carry-forwards of approximately $54.3 million and $46.3 million, respectively. The difference between federal and California tax loss carry-forwards is primarily due to limitations on California loss carry-forwards. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Annual Report.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Winter 2011 Offering

Pursuant to a private securities offering that began January 15, 2011 (the “Winter 2011 Offering”) and continued through the date of this report, we received $419,020 from nineteen investors and issued 1,197,206 shares of our common stock at a price of $0.35 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Engagement of Charles K. Dargan, II as Chief Financial Officer

On March 22, 2011 we entered into an amended engagement agreement effective February 1, 2010 (the “Engagement Agreement”), pursuant to which Mr. Dargan served as the Company’s Chief Financial Officer for a period of three years, and which expired January 31, 2011. The amended agreement  provides for an additional one-year term through January 31, 2012 (the “Extended Term”). During the Extended Term, Mr. Dargan will continue to receive a quarterly fee of $16,000.  In addition to the cash compensation, Mr. Dargan will be issued an option to purchase 100,000 shares of the Company’s common stock at $0.41 per share.  The option shall vest over a period of 10 months, with 10,000 shares vesting upon execution of this Engagement Agreement and has a ten year term, expiring March 22, 2021.

Conversion of Spring 2008 Notes

On March 31, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,545 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock.

Stock Option Issuances

On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain officers, directors, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.

In total, options to purchase an aggregate 932,470 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, which price was the closing price of the Company’s common stock on the date of grant.  All were issued for their respective roles within the Company and services provided by the issuees.

Common Stock Issuances

On March 17, 2011, the Company’s Compensation Committee issued 400,000 shares of the Company’s common stock.  Of this share issuance, 200,000 were issued to the Chief Executive Officer and the remaining 200,000 were issued to our Chief Technical Officer.

Agreement with Central Garden & Pet

On March 24, 2011, BioLargo, Inc., and its wholly owned subsidiaries BioLargo Life Technologies, Inc., and Odor-No-More, Inc. (collectively, the “Company”) and Central Garden & Pet Company (“Central”), entered into a contract in which Central was granted the exclusive worldwide right and license to sell, market, offer for sale, distribute import, export, and otherwise exploit products that contain the BioLargo technologies in the “pet supplies industry” (which is defined in the agreement, and does not include products for equine or livestock). The Company is the exclusive provider of the product containing the BioLargo technologies, other than in certain limited conditions. The rights granted to Central are exclusive so long as Central meets “minimum purchase requirements” of product from the Company, as set forth in the agreement.  The agreement terminates only upon uncured breach of material warranty or obligation.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2011, Central paid to the Company $100,000 which will be credited against future orders. The Company has agreed to sell product to Central at a price equal to the manufacturing cost plus a “manufacturer’s margin”, in an amount to be agreed upon by the parties for each particular product. Central agreed to include a BioLargo trademark on the packaging of any products containing the BioLargo technologies.

Central shall have a right of first refusal to purchase Odor-No-More, Inc., or the Odor-No-More brand and/or intellectual property. The Company shall give notice of receipt of any offer to purchase, and Central may elect to match the terms of the offer. Central also has the right of first offer to acquire the right to commercialize new products based on BioLargo technologies in the “pet supplies industry”, following notice from the Company and a 90 day due diligence period. If Central declines to commercialize any such new product, the Company is free to commercialize such products under its own brand, but not under a third party’s brand.

The agreement also contains standard provisions typical of a license and supply agreement.