Form 10-Q
period 2011-03-31
BIOLARGO, INC.
filed 2011-05-16
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2011 was 55,090,123 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	20

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5	Other Information	22

Item 6	Exhibits	22

	Signatures	22

Exhibit Index	23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND MARCH 31, 2011

	December 31,	March 31, 2011
	2010	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,069	$639,498
Accounts receivable	16,216	9,359
Inventory	7,813	21,438
Prepaid expenses	3,815	3,815

Total current assets	452,913	674,110

FIXED ASSETS
Equipment, net	6,826	8,072

TOTAL ASSETS	$459,739	$682,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$710,419	$694,566
Convertible notes payable, current portion	1,636,625	723,000
Discount on convertible notes, current portion net of amortization	(211,364)	(127,202)
Note payable	120,000	100,000
Deferred revenue	115,500	112,415
Deposit	17,500	100,000

Total Current Liabilities	2,388,680	1,602,779

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,120,185	1,120,185
Discount on convertible notes, net of current portion and amortization	(456,243)	(357,452)

Total Long-term Liabilities	663,942	762,733

TOTAL LIABILITIES	3,052,622	2,365,512

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 11, 12 and 13)

STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 and 25,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at March 31, 2011 and December 31, 2010.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 55,090,123 and 51,782,619 Shares Issued, at March 31, 2011 and December 31, 2010, respectively	34,734	36,967
Additional Paid-In Capital	60,883,288	63,230,857
Accumulated Deficit	(63,510,905)	(64,951,154)

Total Stockholders’ Equity (Deficit)	(2,592,883)	(1,668,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,739	$682,182

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2011
(unaudited)

	For the three-month periods ended March 31,
	2010	2011

Revenue	$10,733	$9,518

Cost of goods sold	8,539	19,663

Gross Profit	2,194	(10,145)

Costs and expenses
Selling, general and administrative	1,588,487	1,153,485
Amortization and depreciation	2,391	2,495
Research and development	43,145	27,188

Total costs and expenses	1,634,023	1,183,168

Loss from operations	(1,631,829)	(1,193,313)

Other expense
Interest expense	(381,924)	(246,936)

Net loss	$(2,013,753)	$(1,440,249)

Loss per common share — basic and diluted	$(0.05)	$(0.03)

Weighted average common share equivalents outstanding	43,503,658	52,642,802

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

	Common Stock
	Number	Par	Additional
	of	Value	Paid-In	Accumulated
	Shares	.00067	Capital	Deficit	Total

BALANCE DECEMBER 31, 2010	51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)

Conversion of the 2008 Spring Notes and accrued interest obligations	733,108	492	989,184	—	989,676
Issuance of stock for cash received in Summer 2010 PPM	350,000	236	104,764	—	105,000
Issuance of stock for cash received in Winter 2011 PPM	1,578,637	1,073	551,447	—	552,520
Issuance of stock for services to consultants	55,515	36	30,652	—	30,688
Issuance of stock for services to Officers	590,244	396	241,602	—	241,998
Issuance of stock options to consultants	—	—	270,957	—	270,957
Issuance of stock options to officer and Board of directors	—	—	158,963	—	158,963
Net loss for the three-month period ended March 31, 2011	—	—	—	(1,440,249)	(1,440,249)

BALANCE MARCH 31, 2011	55,090,123	$36,967	$63,230,857	$(64,951,154)	$(1,668,330)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2011
(unaudited)

	For the three-month periods ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,013,753)	$(1,440,249)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	289,625	182,953
Non-cash accrued option compensation expense	426,109	—
Non-cash expense related to options issued to officers and board of directors	344,500	104,888
Non-cash expense related to stock issued to our board of directors for settlement of obligations	20,000	163,998
Non-cash expense related to options issued to consultants	115,000	244,752
Non-cash expense related to stock issued to consultants	100,351	31,700
Non-cash expense related to options issued for interest incurred in 2011 and converted as part of Spring 2008 Notes	—	20,868
Decrease in accounts receivable	7,600	6,857
Decrease (Increase) in inventory	2,676	(13,625)
Increase in prepaid expenses	(34,229)	—
Amortization and depreciation expense	2,391	2,495

Increase in accounts payable and accrued expenses	405,009	196,598
Increase (Decrease) in deferred revenue	100,000	(3,085)
Increase in deposits	—	82,500

Net Cash Used In Operating Activities	(234,721)	(419,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	—	(3,741)

Net Cash Used In Investing Activities	—	(3,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Summer 2010 PPM	—	105,000
Proceeds from Winter 2011 PPM	—	552,520
Proceeds from convertible notes	229,000	—
Payments on note payable	(20,000)	(20,000)

Net Cash Provided By Financing Activities	209,000	637,520

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,721)	214,429
CASH AND CASH EQUIVALENTS — BEGINNING	135,350	425,069

CASH AND CASH EQUIVALENTS — ENDING	$109,629	$639,498

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Taxes	$2,371	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2010	$60,000	$78,000

Conversion of accrued expenses to an option to purchase shares of the Company’s common stock:
Conversion of consultant obligations	$—	$26,205
Board of Directors and officer obligations	$—	$45,775

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of the issuance of warrants in conjunction with convertible note offerings	$229,000	$—

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2008 Spring Notes and related accrued interest	$—	$989,676

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,440,249 for the three-month period ended March 31, 2011, and at March 31, 2011 we had current assets of $674,110 and an accumulated stockholders’ deficit of $64,951,154. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $639,498 at March 31, 2011. We generated revenues of $9,518 in the three-month period ended March 31, 2011, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $419,350 for the three-month period ended March 31, 2011. We had negative working capital of $928,669 at March 31, 2011. Our accounts payable and accrued expenses were $694,566 at March 31, 2011. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2011, we had $1,943,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of March 31, 2011, we had $694,566 of outstanding accounts payable and accrued expenses, of which $142,676 relates to interest due on outstanding promissory notes, and $551,890 relates to accrued and unpaid payables. (See Note 10.)

During the three-month period ended March 31, 2011, we received $552,520 from thirty-one investors pursuant to private securities offerings. (See Note 5.)  Additionally, during March 2011, pursuant to the Central Garden & Pet Company transaction, we received $100,000 deposit for future orders. (See Note 3.)

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, account payables and accrued expenses and taxes, among others.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2010	March 31, 2011
Raw material	$5,013	$21,158
Finished goods	2,800	280
Total inventory	$7,813	$21,438

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $26,747 as of March 31, 2011. Depreciation expense for the three-month periods ended March 31, 2010 and 2011 was $2,391 and $2,495, respectively.

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

Note 3.  Deposit

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

Pursuant to the Central contract, we received $100,000 deposit which will be credited against future orders. The Company has agreed to sell product to Central at a price equal to the manufacturing cost plus a “manufacturer’s margin”, in an amount to be agreed upon by the parties for each particular product. Central agreed to include a BioLargo trademark on the packaging of any products containing the BioLargo technologies.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The agreement also contains standard provisions typical of a license and supply agreement.

 Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000.  During 2010 Isan USA was unable to secure financing, and has ceased making the monthly payments required by the Isan USA Sublicense agreement. While we have not terminated the Isan USA Sublicense agreement, we have not waived our rights to do so, and continue to work with Ioteq to market the technology to potential industry partners.

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo $123,000 in license fees, of which $112,415 is recorded as deferred revenue as of March 31, 2011.  For the three-month periods ended March 31, 2010 and 2011 we recorded license revenue totaling $0 and $3,085, respectively.

Note 5. Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings in which we sold convertible promissory notes.  This information should be read in conjunction with the detailed descriptions in this footnote.

Convertible Offerings Name	Maturity Date	Interest	Conversion Price	Principal Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$438,775
Spring 2009 Offering	6/1/12	10%	$0.55	681,410
Fall 2008 Offering	10/15/11	10%	$0.50	723,000
				$1,843,185

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2011 (the “Winter 2011 Offering”), through March 31, 2011 we sold 1,578,637 shares of our common stock at $0.35 per share and received $552,520 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share and received $1,132,500 gross proceeds from the sales. Of these amounts, we issued 350,000 shares of common stock and received $105,000 gross proceeds during the three-month period ended March 31, 2011 from investors. Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,775 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 18 investors, the principal amount of which was converted into an aggregate 763,235 shares of our common stock. The Spring 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

Each purchaser of the Spring 2010 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2010 Note is initially convertible. The first warrant (the “Spring 2010 Eighteen Month Warrant”) is exercisable at a price of $0.75 per share and expires on July 15, 2011. The second warrant (the “Spring 2010 Thirty-Six Month Warrant”) is exercisable at a price of $1.00 per share and expires on January 15, 2013. (See Note 7.)

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

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) is exercisable at a price of $0.75 per share and expired unexercised on December 1, 2010.  The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 7.)

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

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $0.50 per share and expired unexercised on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant” and together with the One-Year Warrant, the “Fall 2008 Warrants”) is exercisable at $1.00 per share and expires on October 15, 2011. (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of Spring 2008 Notes

Pursuant to a private offering that commenced March 2008 (the “Spring 2008 Offering”) and terminated August 2008, we sold $913,625 of our 10% convertible notes (the “Spring 2008 Notes”), which were due and payable on March 31, 2011, to 30 investors, convertible into an aggregate 676,775 shares of our common stock. The Spring 2008 Notes are convertible into shares of our common stock at a conversion price of $1.35 per share.

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,625 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2010	6,894,215	$0.125 – 2.00
Issued	—	$—
Exercised	—	$—
Expired	1,640,695	$0.125 – 2.00

Outstanding as of March 31, 2011	5,253,520	$0.50 – 1.00

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

	2010	2011
Risk free interest rate	0.45 – 1.47%	N/A
Expected volatility	269 – 470%	N/A
Expected dividend yield	—	N/A
Forfeiture rate	—	N/A
Expected life in years	0.50 – 3.00	N/A

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants issued as part of our Convertible Notes

We recorded $289,625 and $182,953 of interest expense related to the amortization of the discount on convertible notes for the three-month periods ended March 31, 2010 and 2011, respectively.

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

On June 1, 2010, the expiration of the Spring 2009 One-Year Warrants was extended from June 1, 2010 through December 1, 2010, resulting in additional fair value totaling $277,992, which was recorded as interest expense through December 31, 2010.  The Spring 2009 One-Year Warrants expired unexercised December 1, 2010.

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

Spring 2008 Warrants

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a “One-Year Warrant” and a “Three-Year Warrant”), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is initially convertible.  The “Spring 2008 One-Year Warrants” expired on March 31, 2009 and were exercisable at $0.50 per share. The “Spring 2008 Three-Year Warrants” were exercisable at an exercise price of $2.00 per share and expired on March 31, 2011.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2010 and March 31, 2011 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2010 and March 31, 2011 there were 51,782,619 and 55,090,123 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2011 is comprised of the following stock issuances: (i) 1,578,637 shares of our common stock issued to purchasers of our Winter 2011 PPM, (ii) 350,000 shares issued to purchasers of our Summer 2010 PPM, (iii) 733,108 shares as payment of our Spring 2008 Notes and related accrued interest, (iv) 590,244 shares of our common stock to our officers for payment of payables and as a stock bonus and (v) 55,515 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

On April 29, 2011, a majority of our stockholders consented to an amendment to our 2007 Equity Incentive Plan to increase the maximum aggregate number of shares of our Common stock reserved for issuance under the plan from 6,000,000 shares to 12,000,000 shares. This amendment was disclosed in the Information Statement filed by the Company on May 2, 2011, and will be effective as of June 14, 2011.

During the three-month period ended March 31, 2011, we granted options to purchase an aggregate 130,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at exercise prices ranging between $0.41 and $0.42 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $53,400 and $8,300 was recorded as selling, general and administrative expense as of March 31, 2011 as 20,000 options vested as of March 31, 2011.  The $45,100 of fair value related to the remaining 110,000 options will be expensed ratably over the eleven month vesting schedule. The options are exercisable for ten years from its respective date of grant.

On March 17, 2011, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties and board members the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. We issued Options to purchase an aggregate 260,904 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $71,980.  Of this amount we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.41 per share, an option to purchase an aggregate 68,433 share of our common stock to a third-party consultants at $0.41 per share, and an option to purchase 25,000 shares of our common stock to a third-party consultant at $0.45 per share. Each option expires five years from the date of issuance.  The fair value of these options totaled $107,970 resulting in an additional $35,990 of selling, general and administrative recorded during the three-month period March 31, 2011.

On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee. In total, options to purchase an aggregate 765,000 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, the closing price of the Company’s common stock on the date of grant.  Of the options issued, 200,000 were issued to our officer Joseph Provenzano, Secretary and VP of Operations, and the remaining 565,000 were issued to third party service providers and consultants for their respective roles within the Company.  The aggregate fair value of this option grant was $313,650 and it is included as selling, general and administrative expenses during the three-month period March 31, 2011.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three-month periods ended March 31, 2010 and 2011 we recorded an aggregate $444,500 and $357,940 in option compensation expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the three-month period ended March 31, 2011 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2010	4,797,223	1,202,777	$0.25 – $1.89	$0.51
Granted	1,155,902	(1,155,902)	$0.41 – 0.45	$0.41
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, March 31, 2011	5,953,125	46,875	$0.25 – $1.89	$0.49

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month period ended March 31, 2011:

2007 Plan
Risk free interest rate	1.96 – 3.42%
Expected volatility	562 – 766%
Expected dividend yield	—
Forfeiture rate	—
Expected life in years	3 – 5

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2010	2011
Accounts payable and accrued expenses	$519,156	$522,645
Accrued interest	164,694	142,676
Officer and board of director payable	26,569	29,245
Total Accounts Payable and Accrued Expenses	$710,419	$694,566

Issuance of Securities in exchange for payment of payables

Payment of Officer Salaries and Board of Director Fees

On March 21, 2011, we issued an aggregate 190,244 shares of our common stock, at a conversion price of $0.41, which was the closing price of our common stock on the day of issuance, to our Chief Financial Officer in lieu of $78,000 in accrued and unpaid payables for their services.

On March 17, 2011, the Company’s Compensation Committee issued 400,000 shares of the Company’s common stock.  Of this share issuance, 200,000 were issued to the Chief Executive Officer and the remaining 200,000 were issued to our Chief Technical Officer.  The stock price was $0.41 on the date of grant, resulting in $163,168 of compensation expense.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Consultant Fees

On March 30, 2011, we issued an aggregate 55,515 shares of our common stock, at a conversion price of $0.48, in lieu of $30,688 of fees related to consultants.  All of this amount related to services performed in 2011.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Accrued Interest

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining accrued and unpaid interest balance of $76,051 into 56,334 shares of our common stock, at a conversion price of $1.35.

During the three-month periods ended March 31, 2010 and 2011, we recorded $92,999 and $63,983 of interest expense related to the convertible notes outstanding, respectively.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Issuance of Stock Options in exchange for payment of payables

Officer and Board of Director payable

Officer and Board of Director payables were reduced as certain board members agreed to accept an option to purchase our common stock, at a conversion price of $0.41, as payment of an aggregate $45,775, all of which was outstanding as of December 31, 2010.

Accounts payable and accrued expenses

Accounts payable and accrued expenses were reduced as certain consultants agreed to accept an option to purchase our common stock, at a conversion price of $0.41, as payment of an aggregate $26,205, all of which was outstanding as of December 31, 2010.

Note 11.  Notes Payable

On June 8, 2010, we received $100,000 and issued a promissory note with a maturity date of December 3, 2010, which accrued interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013.  (See Note 7.)  On December 7, 2010, the maturity date of the note was extended to December 3, 2011.

On August 3, 2009, we received $70,000 and issued a promissory note with a maturity date of October 31, 2009 which accrued interest at a rate of 10%. On October 31, 2009 the maturity date of this promissory note was extended to February 1, 2010.  The maturity date was further extended to December 1, 2010, and in March 2010 a $20,000 payment on the note was made.  On December 31, 2010 we converted $30,000 principal balance into an aggregate 100,000 shares of our common stock at $0.30, and agreed to extend the maturity date to March 1, 2011.  On March 1, 2011, we paid the remaining principal amount of $20,000, and $9,590 of accrued interest, in full satisfaction of the note.

For the three-month period ended March 31, 2010 and 2011 we recorded $1,684 and $2,829 of interest expense related to these note payables.

Note 12. Commitments and Contingencies

Litigation

We are not currently a party to any litigation.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Winter 2011 Offering

Pursuant to our Winter 2011 Offering, we received $145,000 from seven investors and issued 414,286 shares of our common stock at a price of $0.35 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Amendment to our 2007 Equity Incentive Plan

On April 29, 2011, a majority of our stockholders consented to an amendment to our 2007 Equity Incentive Plan to increase the maximum aggregate number of shares of our Common stock reserved for issuance under the plan from 6,000,000 shares to 12,000,000 shares. This amendment was disclosed in the Information Statement filed by the Company on May 2, 2011, and will be effective as of June 14, 2011.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things:

•	our business plan;
•	the commercial viability of our technology and products incorporating our technology;
•	the effects of competitive factors on our technology and products incorporating our technology;
•	expenses we will incur in operating our business;
•	our ability to end persistent operating losses and generate positive cash flow and operating income;
•	our ability to identify potential applications of our technology in industries other than the animal health industry and to bring viable products to market in such industries;
•	the application of our technology in the food and beverage industry;
•	the willingness of other companies to incorporate our technology into new or existing products or services and provide continued support for such products or services;
•	the ability of our licensees to successfully produce, advertise and market products incorporating our technology;
•	the continued success and viability of our licensees holding the exclusive right to exploit our technology in particular fields;
•	the sufficiency of our liquidity and working capital;
•	our ability to finance product field testing, hiring of personnel, required regulatory approvals, and needed patent applications;
•	continued availability and affordability of resources used in our technology and the production of our products and services; and
•	whether we are able to complete additional capital or debt financings in order to continue to fund operations and continue as a going concern.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2011, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, and Odor-No-More, Inc., a California corporation.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

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

In 2010, we added as a consultant the former chief technology officer of oil industry giant Halliburton, Dr. Vikram Rao. Having spent more than 30 years at Halliburton, Dr. Rao will be consulting with us on development of our technology in the oil and gas industry. Dr. Rao is the author of more than 40 publications, has been awarded 24 patents, serves as the Executive Director of the Research Triangle Energy Consortium, and brings his experience and industry connections to BioLargo.

In February 2011, we added as a consultant former Pepsi-Cola International VP of Technical Services, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will consult with us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are advancing proof of claim, and seeking customers and licensing partners.

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

We believe that the supplier and licensing relationship with Central will likely expand to include multiple products that feature our BioLargo technology, although the agreement does not require Central to launch multiple products, and no assurance can be made that they will do so. Many of Central’s product brands are the industry leader and household names with more than 20 years of history, including Kaytee, Nylabone, Four Paws, and others. With sales in the pet industry of more than $840 million annually, Central is a leading seller and distributor of pet products and supplies in the United States of America.

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

Results of Operations—Comparison of the three-month periods ended March 31, 2011 and 2010

Revenue

We generated $9,518 in revenues during the three-month period ended March 31, 2011, and $10,733 in revenues during the three-month period ended March 31, 2010. The revenues primarily consist of sales of our Odor-No-More branded products to the animal health industry. Our Odor-No-More products are still in the early stages of the sales and distribution process and therefore variance in results of the two three-month periods is not meaningful.

Cost of Goods Sold

Our cost of goods sold was $19,663 or 207% of revenues for the three-month period ended March 31, 2011, as compared with $8,539, or 83% of revenues for the three-month period ended March 31, 2010. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a consistent revenue level, our gross margin will continue to fluctuate. Given the low sales volume and the unpredictability of future sales, management does not believe this result is an indicator of future performance.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,153,485 for the three-month period ended March 31, 2011, compared to $1,588,487 for the three-month period ended March 31, 2010, a decrease of $435,002. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $468,305 for the three-month period ended March 31, 2011, compared to $823,923 for the three-month period ended March 31, 2010, a decrease of $355,618. The decrease is related the end of the amortization of accrued option compensation expense in 2010 for an option issued to our Chief Executive Officer in 2007, offset by a bonus paid to our Chief Executive Officer, Chief Technology Officer and Secretary and the expense related to the fair value of the stock issuance to our Chief Executive Officer and Chief Technology Officer.

b. Consulting Expenses: These expenses were $308,602 for the three-month period ended March 31, 2011, compared to $481,588 for the three-month period ended March 31, 2010, a decrease of $172,986. The decrease is primarily attributable to a reduced amount of non-cash stock option compensation expense and stock issued for services to consultants in 2011.

c. Professional Fees: These expenses were $160,103 for the three-month period ended March 31, 2011, compared to $124,318 for the three-month period ended March 31, 2010, an increase of $35,785. This increase is consistent with our usage of professionals for accounting, auditing and legal costs associated with our operations.

Research and Development

Research and development expenses were $27,188 for the three-month period ended March 31, 2011, compared to $43,145 for the three-month period ended March 31, 2010, a decrease of $15,957 related to a reduction of patent application and prosecution expense as compared to 2010.

Interest expense

Interest expense totaled $246,936 for the three-month period ended March 31, 2011, compared to $381,924 for the three-month period ended March 31, 2010, a decrease of $134,988. The decrease is primarily due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Net Loss

Net loss for the three-month period ended March 31, 2011 was $1,440,249, a loss of $0.03 per share, compared to a net loss for the three-month period ended March 31, 2010 of $2,013,753, a loss of $0.05 per share. The decrease in net loss for the three-month period ended March 31, 2010 is primarily attributable to the reduction of non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2010.  Additionally, a reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with out convertible debt.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $639,498 at March 31, 2011. We had negative working capital of $928,669 as of March 31, 2011, compared with negative working capital of $1,935,767 as of March 31, 2010. We had negative cash flow from operating activities of $419,350 for the three-month period ended March 31, 2011, compared to a negative cash flow from operating activities of $234,721 for the three-month period ended March 31, 2010. We used cash from financing activities to fund operations. Although we have reduced our  negative working capital position in the three-month period ended March 31, 2011, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,440,249 for the three-month period ended March 31, 2011, and an accumulated stockholders’ deficit of $64,951,154 as of March 31, 2011. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2011 we had $1,943,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of March 31, 2011, we had $694,566 of outstanding accounts payable and accrued expenses, of which $142,676 relates to interest due on outstanding promissory notes, and $551,890 relates to accrued and unpaid payables.

We continue to be limited in terms of our capital resources. Cash and cash equivalents totaled $639,498 at March 31, 2011. During the three-month period ended March 31, 2011, we received gross and net proceeds of $657,520 pursuant to our private securities offerings. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation overall has been modest, but we believe inflation may increase our costs in the near future.  We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. Additionally, some of our products incorporate oil based polymers, which are subject to price fluctuations based on the price of crude oil, as well as shortages.

Item 4.	Controls and Procedures

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

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share, that commenced January 2011 (the “Winter 2011 Offering”) and through March 31, 2011, we sold 1,578,637 shares of our common stock at $0.35 per share to 26 accredited investors and received $552,520 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share to 42 accredited investors and received $1,132,500 gross proceeds from the sales. Of these amounts, we issued 350,000 shares of common stock and received $105,000 gross proceeds during the three-month period ended March 31, 2011 from investors. Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Payment of Officer Salaries and Board of Director Fees

On March 21, 2011, we issued an aggregate 190,244 shares of our common stock, at a conversion price of $0.41, which was the closing price of our common stock on the day of issuance, to our Chief Financial Officer in lieu of $78,000 in accrued and unpaid payables for their services.

On March 17, 2011, the Company’s Compensation Committee issued 400,000 shares of the Company’s common stock.  Of this share issuance, 200,000 were issued to the Chief Executive Officer and the remaining 200,000 were issued to our Chief Technical Officer.  The stock price was $0.41 on the date of grant, resulting in $163,168 of compensation expense.

Payment of Consultant Fees

On March 30, 2011, we issued an aggregate 55,515 shares of our common stock, at a conversion price of $0.48, in lieu of $30,688 of fees related to consultants.  All of this amount related to services performed in 2011.

Conversion of Spring 2008 Notes and Accrued Interest

On March 31, 2011, pursuant to the terms of the convertible promissory notes issued in our Spring 2008 Offering, we elected to convert the remaining aggregate principal balance of $913,625 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock.

During the three-month periods ended March 31, 2010 and 2011, we recorded $92,999 and $63,983 of interest expense related to the convertible notes outstanding, respectively.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

On April 29, 2011, the holders of an aggregate 27,803,666 shares of the voting securities of the Company, which constitutes a majority of the issued and outstanding voting securities, took action by written consent, approving the following matters:

1.  The election of the following as directors of the Company for a one year term: Dennis P. Calvert, Joseph L. Provenzano, Gary A. Cox, Dennis E. Marshall, and Kenneth R. Code.

2.  The ratification of the selection by the Audit Committee of the Company’s Board of Directors of Haskell & White LLP as the Company’s independent registered public accounting firm for fiscal years 2010 and 2011; and

3.  An amendment to the Company’s 2007 Equity Incentive Plan to increase the maximum aggregate number of shares of the Company’s Common stock reserved for issuance under that plan from 6.0 million shares to 12.0 million shares.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: May 16, 2011	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: May 16, 2011	By:	/s/ CHARLES K. DARGAN, II
Charles K. Dargan, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

* Filed herewith

** Furnished herewith