Form 10-Q
period 2011-06-30
BIOLARGO, INC.
filed 2011-08-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 15, 2011 was 55,924,320 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	18

Item 4	Controls and Procedures	24

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5	Other Information	26

Item 6	Exhibits	27

	Signatures	28

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2011

	December 31,	June 30, 2011
	2010	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,069	$243,761
Accounts receivable	16,216	7,556
Inventory	7,813	67,358
Prepaid expenses	3,815	1,346

Total current assets	452,913	320,021

FIXED ASSETS
Equipment, net	6,826	5,369

TOTAL ASSETS	$459,739	$325,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$710,419	$533,721
Convertible notes payable, current portion	1,636,625	1,393,410
Discount on convertible notes, current portion net of amortization	(211,364)	(149,773)
Note payable	120,000	100,000
Deferred revenue	115,500	109,720
Deposit	17,500	100,000

Total Current Liabilities	2,388,680	2,087,078

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,120,185	438,775
Discount on convertible notes, net of current portion and amortization	(456,243)	(216,316)

Total Long-term Liabilities	663,942	222,459

TOTAL LIABILITIES	3,052,622	2,309,537

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2011 and December 31, 2010.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 51,782,619 and 55,924,320 Shares Issued, at December 31, 2010 and June 30, 2011, respectively	34,734	37,508
Additional Paid-In Capital	60,883,288	63,821,570
Accumulated Deficit	(63,510,905)	(65,843,225)

Total Stockholders’ Equity (Deficit)	(2,592,883)	(1,984,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$459,739	$325,390

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2011
(unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$80,792	$12,216	$91,525	$21,734
Cost of goods sold	55,251	3,924	63,790	23,587

Gross Margin	25,541	8,292	27,735	(1,853)

Costs and expenses
Selling, general and administrative	804,215	719,046	2,392,702	1,872,531
Research and development	28,347	12,102	71,492	39,290
Amortization and depreciation	2,391	2,702	4,782	5,197

Total costs and expenses	834,953	733,850	2,468,976	1,917,018

Loss from operations	(809,412)	(725,558)	(2,441,241)	(1,918,871)

Interest expense	(481,484)	(166,513)	(863,408)	(413,449)

Net loss	$(1,290,896)	$(892,071)	$(3,304,649)	$(2,332,320)
Loss per common share – basic and diluted
Loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.02)

Weighted average common share equivalents outstanding	43,653,117	55,487,843	43,582,796	54,056,456

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2010	$51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)

Conversion of the 2008 Spring Notes and accrued interest obligations	733,108	492	989,184	—	989,676
Conversion of the accrued interest related to the Spring 2009 Notes	177,673	89	78,916	—	79,005
Conversion of the accrued interest related to the Spring 2010 Notes	100,092	76	46,910	—	46,986
Issuance of stock for cash received in Summer 2010 PPM	350,000	236	104,764	—	105,000
Issuance of stock for cash received in Winter 2011 PPM	2,110,069	1,432	737,085	—	738,517
Issuance of stock for services to consultants	80,515	53	41,885	—	41,938
Issuance of stock for services to Officers	590,244	396	241,602	—	241,998
Issuance of stock options to consultants	—	—	496,373	—	496,373
Issuance of stock options to officer and Board of directors	—	—	201,563	—	201,563
Net loss for the six-month period ended June 30, 2011	—	—	—	(2,332,320)	(2,332,320)

BALANCE JUNE 30, 2011	55,924,320	$37,508	$63,821,570	$(65,843,225)	$(1,984,147)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2011
(unaudited)

	For the six-month periods ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,304,649)	$(2,332,320)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash accrued option compensation expense	693,257	—
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	668,343	301,518
Non-cash expense related to options issued to officers and board of directors	362,000	132,988
Non-cash expense related to stock issued to our board of directors for settlement of obligations	—	163,998
Non-cash expense related to options issued to consultants	140,000	486,372
Non-cash expense related to stock issued to consultants	142,852	41,938
Amortization and depreciation expense	4,782	5,197
Increase (decrease) in cash from change in: Accounts receivable	(1,364)	8,660
Inventory	4,102	(59,545)
Prepaid expenses	771	2,469

Accounts payable and accrued expenses	611,008	170,917
Deferred revenue	102,067	(5,780)
Deposits	—	82,500

Net Cash Used In Operating Activities	(576,831)	(1,001,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	—	(3,740)

Net Cash Used In Investing Activities	—	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Summer 2010 PPM	—	105,000
Proceeds from Winter 2011 PPM	—	738,520
Proceeds from convertible notes	417,250	—
Proceeds from note payable	100,000	—
Payments on note payable	(20,000)	(20,000)

Net Cash Provided By Financing Activities	497,250	823,520

NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,581)	(181,308)
CASH AND CASH EQUIVALENTS — BEGINNING	135,350	425,069

CASH AND CASH EQUIVALENTS — ENDING	$55,769	$243,761

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—

Taxes	$3,000	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations incurred in 2010	$60,000	$78,000

Option or warrant issued to purchase shares of the Company’s common stock:
Conversion of consultant obligations	$—	$108,205
Board of Directors and officer obligations	$—	$60,775

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2007 Notes convertible note payable obligations	$968,000	$—
Convertible Noteholder’s accrued and unpaid interest	$391,189	$191,402
Conversion of the 2008 Spring Notes and related accrued interest	$—	$989,676

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,332,320 for the six-month period ended June 30, 2011, and at June 30, 2011 we had current assets of $320,021 and an accumulated stockholders’ deficit of $65,843,225. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $243,761 at June 30, 2011. We generated revenues of $21,734 in the six-month period ended June 30, 2011, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $1,001,088 for the six-month period ended June 30, 2011. We had negative working capital of $1,767,057 at June 30, 2011. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2011, we had $1,932,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of June 30, 2011, we had $533,721 of outstanding accounts payable and accrued expenses, of which $76,170 relates to interest due on outstanding promissory notes, and $457,551 relates to accrued and unpaid payables. (See Note 10.)

During the six-month period ended June 30, 2011, we received $843,520 pursuant to our private securities offerings. (See Note 5.)  Additionally, during March 2011, pursuant to the Central Garden & Pet Company transaction, we received $100,000 deposit for future orders. (See Note 3.)

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2010	June 30, 2011
Raw materials	$5,013	$56,958
Finished goods	2,800	10,400
Total inventory	$7,813	$67,358

Duringthe six-month period ended June 30, 2011 we purchased raw goods in anticipation of sales generated by certain agreements and with existing customers.

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $27,874 as of June 30, 2011. Depreciation expense for the six-month periods ended June 30, 2010 and 2011 was $4,782 and $5,197, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six-month periods ended June 30, 2010 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Note 3.  Deposit

On March 24, 2011, we entered into a contract in which Central Garden & Pet Company (“Central”) was granted the exclusive worldwide right and license to sell, market, offer for sale, distribute import, export, and otherwise exploit products that contain the BioLargo technologies in the “pet supplies industry” (which is defined in the agreement, and does not include products for equine or livestock). The agreement provided that we are the exclusive provider of the product containing the BioLargo technologies, other than in certain limited conditions. The rights granted to Central are exclusive so long as Central meets “minimum purchase requirements” of product from the Company, as set forth in the agreement.  The agreement terminates only upon uncured breach of material warranty or obligation.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Through the date of the filing of this Quarterly Report, no product orders were received from Central pursuant to the Central agreement.

 Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000.  During 2010 Isan USA was unable to secure financing, and has ceased making the monthly payments required by the Isan USA Sublicense agreement. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA have mutually agreed to terminate the Isan USA Sublicense. (See Note 13.)

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo $123,000 in license fees, of which $109,720 is recorded as deferred revenue as of June 30, 2011.  For the six-month periods ended June 30, 2010 and 2011 we recorded license revenue totaling $2,500 and $5,780, respectively.

Note 5. Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings in which we sold convertible promissory notes.  This information should be read in conjunction with the detailed descriptions in this footnote.

Private Security Offerings

Name	Maturity Date	Interest	Conversion Price	Principal Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$438,775
Spring 2009 Offering	6/1/12	10%	$0.55	671,410
Fall 2008 Offering	10/15/11	10%	$0.50	723,000
				$1,832,185

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2011 (the “Winter 2011 Offering”), through June 30, 2011 we sold 2,110,069 shares of our common stock at $0.35 per share and received $738,520 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share and received $1,132,500 gross proceeds from the sales. Of these amounts, we issued 350,000 shares of common stock and received $105,000 during the three-month period ended March 31, 2011. Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $0.50 per share and expired unexercised on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant”) is exercisable at $1.00 per share and expires on October 15, 2011. (See Note 7.)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of Notes

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

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,625 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock`.

Spring 2009 Note

On April 16, 2011, the holder of a note issued in our Spring 2009 Offering elected to convert the principal balance of $11,000, and accrued unpaid interest of $964, into an aggregate 21,754 shares of our common stock, at a conversion price of $0.55 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2010	6,894,215	$0.125 – 2.00
Issued	183,545	$0.55
Exercised	—	$—
Expired	1,640,695	$0.125 – 2.00
Outstanding as of June 30, 2011	5,437,065	$0.50 – 1.00

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

	2010	2011
Risk free interest rate	0.45 – 1.47%	1.87%
Expected volatility	269 – 470%	558%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	0.50 – 3.00	3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $668,343 and $301,518 of interest expense related to the amortization of the discount on convertible notes for the six-month periods ended June 30, 2010 and 2011, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Other Warrants

On May 11, 2011 we issued a warrant to consultants for services provided to purchase up to an aggregate 183,545 shares of our common stock at an exercise price of $0.55 per share, resulting in a fair value of $100,950, which was recorded as selling, general and administrative expense.   The warrant expires May 11, 2016.

On June 8, 2010 we issued a warrant to the holder of a note payable to purchase up to an aggregate 50,000 shares of our common stock at an exercise price of $0.50 per share, resulting in a fair value of $20,000, which was recorded as interest expense through December 31, 2010. The warrant expires June 8, 2013.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2010 and June 30, 2011 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2010 and June 30, 2011 there were 51,782,619 and 55,924,320 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2011 is comprised of the following stock issuances: (i) 2,110,069 shares of our common stock issued to purchasers of our Winter 2011 PPM, (ii) 350,000 shares issued to purchasers of our Summer 2010 PPM, (iii) 733,108 shares as payment of our Spring 2008 Notes and related accrued interest, (iv) 590,244 shares of our common stock to our officers for payment of payables and as a stock bonus, (v) 177,673 shares as payment of our Spring 2009 Notes accrued interest, (vi) 100,092 shares as payment of our Spring 2010 Notes accrued interest, and (vii) 80,515 shares as payment to consultants in lieu of accrued and unpaid obligations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On April 29, 2011, a majority of our stockholders consented to an amendment to our 2007 Equity Incentive Plan to increase the maximum aggregate number of shares of our Common stock reserved for issuance under the plan from 6,000,000 shares to 12,000,000 shares. This amendment was disclosed in the Information Statement filed by the Company on May 2, 2011, and was effective as of June 14, 2011.

During the six-month period ended June 30, 2011, we granted options to purchase an aggregate 130,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at exercise prices ranging between $0.41 and $0.42 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $53,400 and $20,600 was recorded as selling, general and administrative expense as of June 30, 2011 as 50,000 options vested as of June 30, 2011.  The $32,800 of fair value related to the remaining 80,000 options will be expensed ratably over the remaining eight month vesting schedule. The options are exercisable for ten years from its respective date of grant.

On April 21, 2011, in an effort to preserve our cash and reduce outstanding payables, we issued an Option to a consultant to purchase an aggregate 36,585 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $10,000.  The option expires five years from the date of issuance.  The option is exercisable at $0.45 per share and the fair value of this option totaled $16,463 resulting in an additional $6,463 of selling, general and administrative expense.

On March 17, 2011, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties and board members the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. We issued Options to purchase an aggregate 260,904 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $71,980.  Of this amount we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.41 per share, an option to purchase an aggregate 68,433 share of our common stock to a third-party consultants at $0.41 per share, and an option to purchase 25,000 shares of our common stock to a third-party consultant at $0.45 per share. Each option expires five years from the date of issuance.  The fair value of these options totaled $107,970 resulting in an additional $35,990 of selling, general and administrative expense.

On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee. In total, options to purchase an aggregate 765,000 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, the closing price of the Company’s common stock on the date of grant.  Of the options issued, 200,000 were issued to our officer Joseph Provenzano, Secretary and VP of Operations, and the remaining 565,000 were issued to third party service providers and consultants for their respective roles within the Company.  The aggregate fair value of this option grant was $313,650 and it is included as selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six-month periods ended June 30, 2010 and 2011 we recorded an aggregate $462,000 and $496,373 in option compensation expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2011 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2010	4,797,223	1,202,777	$0.25 – 1.89	$0.51
Amendment to increase	—	6,000,000	—	—
Granted	1,490,440	(1,490,440)	$0.39 – 0.51	$0.43
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, June 30, 2011	6,287,663	5,712,337	$0.25 – $1.89	$0.51

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six-month period ended June 30, 2011:

2007 Plan
Risk free interest rate	1.96 – 3.48%
Expected volatility	562 – 914%
Expected dividend yield	—
Forfeiture rate	—
Expected life in years	3 – 5

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2010	2011
Accounts payable and accrued expenses	$545,725	$457,551
Accrued interest	164,694	76,170
Total Accounts Payable and Accrued Expenses	$710,419	$533,721

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

Payment of Consultant Fees

On March 30, 2011, we issued an aggregate 55,515 shares of our common stock, at a conversion price of $0.48, in lieu of $30,688 of fees related to consultants.  This entire amount related to services performed in 2011.

On May 23, 2011, we issued 25,000 shares of our common stock at a conversion price of $0.45 per share, in lieu of $11,250 to a consultant in exchange for research and marketing services.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued Interest

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining accrued and unpaid interest balance of $76,051 into 56,334 shares of our common stock, at a conversion price of $1.35 per share.

On April 15, 2011, per the terms of the Spring 2009 Notes, we elected to convert accrued and unpaid interest of $67,041 into 155,919 shares of our common stock, at a conversion price of $0.43 per share.

On June 1, 2011, per the terms of the Spring 2010 Notes, we elected to convert accrued and unpaid interest of $46,986 into 100,092 shares of our common stock, at a conversion price of $0.47 per share.

During the six-month periods ended June 30, 2010 and 2011, we recorded $195,065 and $112,466 of interest expense related to the convertible notes outstanding, respectively.

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses were reduced as certain consultants agreed to accept an option to purchase our common stock, at a conversion price ranging between $0.41 – 0.47, as payment of an aggregate $36,205, all of which was outstanding as of December 31, 2010.

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

For the six-month period ended June 30, 2010 and 2011 we recorded $2,303 and $5,028 of interest expense related to these note payables.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

Litigation

We are not currently a party to any litigation.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Winter 2011 Offering

Subsequent to June 30, 2011 we received $210,000 in proceeds from previously subscribed investments in our Winter 2011 Offering, and issued 600,000 shares of our common stock.

Director of International Ventures and Business Development

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison, formerly a member of our Board of Directors, has been working with us for some time in this role. Mr. Harrison’s four year agreement provides for an annual salary of $90,000, with ten percent annual increases. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years. Should Mr. Harrison’s agreement terminate, no further shares will vest.

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six-months from July 15, 2011 to January 15, 2012.

Sublicense to Isan USA

Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA have mutually agreed to terminate the Isan USA Sublicense. (See Note 4.)

Private Securities Offering

On July 15, 2011, the Board authorized the commencement of a private securities offering to raise up to $1,000,000. This offering has not yet commenced, the terms have not been finalized, and no subscriptions have been accepted by the Company as of the date of this Report.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2011, unless expressly stated otherwise, and we undertake no duty to update this information.

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

In 2010, we added as a consultant the former chief technology officer of the oil industry company Halliburton, Dr. Vikram Rao. Having spent more than 30 years at Halliburton, Dr. Rao will be consulting with us on development of our technology in the oil and gas industry. Dr. Rao is the author of more than 40 publications, has been awarded 24 patents, serves as the Executive Director of the Research Triangle Energy Consortium, and brings his experience and industry connections to BioLargo.

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

Results of Operations—Comparison of the three and six-month periods ended June 30, 2011 and 2010

We generated revenues of $21,734 during the six-month period ended June 30, 2011, as compared with revenues of $91,525 during the six-month period ended June 30, 2010. During the six-month period ended June 30, 2011 and 2010 we used cash in operations of $1,001,088 and $576,831 and incurred a net loss of $2,332,320 and $3,304,649, respectively.

Revenue

We generated $12,216 and $21,734 in revenues from operations during the three and six-month periods ended June 30, 2011 and revenues of $80,792 and $91,525 during the same periods for 2010. The revenues primarily consist of sales of our Odor-No-More products.  Our Odor-No-More products are still in the early stages of the sales and distribution process and therefore variance in results of our cost of sales and gross margin for the three and six-month periods is not meaningful.

Cost of Goods Sold

For the three-month period ended June 30, 2011, our $3,924 in cost of goods sold was 32% of revenues, as compared with 68% of revenues for the three-month period ended June 30, 2010. For the six-month period ended June 30, 2011, our $23,587 in cost of goods sold was 109% of revenues as compared with 70% of revenues for the six-month period ended June 30, 2010. In the six-month period ended June 30, 2011, we agreed to purchase back product shipped in 2010 to a customer, which has affected cost of goods sold in both periods.

Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the production of our Odor-No-More branded products. Because we have not achieved consistent revenue levels or production volumes, our gross margin will continue to fluctuate. Given the low sales volume and the unpredictability of future sales, management does not believe these results are an indicator of future performance.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $719,046 and $1,872,531 for the three and six-month periods ended June 30, 2011, compared to $804,215 and $2,392,702 for the three and six-month periods ended June 30, 2010, a decrease of $85,169 and $520,171, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $200,880 and $669,185 for the three and six-month periods ended June 30, 2011, compared to $285,288 and $1,109,211 for the three and six-month periods ended June 30, 2010, a decrease of $84,408 and $440,026, respectively. The decrease in the three and six-month periods is related to the end of the amortization of accrued option compensation expense for an option issued to our Chief Executive Officer in 2007.  There was no amortization ended in 2011 compared to four months of amortization during the quarter ended June 30, 2010.  The decrease was offset by bonus payments to the Chief Executive Officer, Chief Technology Officer and Secretary and VP of Operations.

b. Consulting Expenses: These expenses were $308,602 and $477,807 for the three and six-month periods ended June 30, 2011, compared to $233,156 and $714,743 for the three and six-month periods ended June 30, 2010, a increase of $75,446 and an decrease of $236,936.   The increase in the three months is related to the addition of an oil and gas consultant  as compared to 2010.  The decrease is in the six-month period ended June 30, 2011 is primarily attributable to reduced non-cash stock option compensation expense and stock issued for services to consultants in 2011 when compared to 2010.

c. Professional Fees: These expenses were $75,183 and $235,286 for the three and six-month periods ended June 30, 2011, compared to $25,680 and $149,998 for the three and six-month periods ended June 30, 2010, an increase of $49,503 and $85,288, respectively. This increase is consistent with our usage of professionals for accounting, auditing and legal costs associated with our operations

Interest expense

Interest expense totaled $167,048 and $413,984 for the three and six-month periods ended June 30, 2011, compared to $481,484 and $863,408 for the three and six-month periods ended June 30, 2010, an decrease of $314,436 and  $449,424. The decrease is primarily due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Research and Development

Research and development expenses were $12,102 and $39,290 for the three and six-month periods ended June 30, 2011, compared to $28,347 and $71,492 for the three and six-month periods ended June 30, 2010, a decrease of $16,245 and $32,202 related to a reduction of university studies and patent application and prosecutions as compared to 2010, offset by additional expense as a result of settling unpaid obligations with an option to purchase our common stock.

Net Loss

Net loss for the three and six-month periods ended June 30, 2011 was $892,071 and $2,332,320, a loss of $0.02 and $0.04 per share, compared to a net loss for the three and six-month periods ended June 30, 2010 of $1,290,896 and $3,304,649, a loss of $0.03 and $0.08 per share. The decrease in net loss for the three and six-month periods ended June 30, 2010 is primarily attributable to the non-cash amortization expense related to our intangible assets which were fully impaired as of December 31, 2010.  Additionally, the decrease is due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.  This is offset from the non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2011.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $243,761 at June 30, 2011. We had negative working capital of $1,767,057 as of June 30, 2011, compared with negative working capital of $1,935,767 as of June 30, 2010. We had negative cash flow from operating activities of $1,001,088 for the six-month period ended June 30, 2011, compared to a negative cash flow from operating activities of $576,831 for the six-month period ended June 30, 2010. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,332,320 for the six-month period ended June 30, 2011, and an accumulated stockholders’ deficit of $65,843,225 as of June 30, 2011. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2011 we had $1,932,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of June 30, 2011, we had $533,721 of outstanding accounts payable and accrued expenses, of which $76,170 relates to interest due on outstanding promissory notes, and $457,551 relates to accrued and unpaid payables.

We continue to be limited in terms of our capital resources. During the six-month period ended June 30, 2011, we received gross and net proceeds of $843,520 pursuant to our private securities offerings. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

It is the Company’s policy to expense share based payments as of the date of grant in accordance with Auditing Standard Codification Topic 718 “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual results on future earnings could differ significantly from our current estimate.

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

PART II

OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share, that commenced January 2011 (the “Winter 2011 Offering”) and through June 30, 2011, we sold 2,110,069 shares of our common stock at $0.35 per share to 36 accredited investors and received $738,520 gross proceeds from the sales.

Subsequent to June 30, 2011 and through August 16, 2011 we sold 73,500 shares of our common stock of our Winter 2011 Offering at $0.35 per share and received $210,000 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share to 42 accredited investors and received $1,132,500 gross proceeds from the sales. Of these amounts, we issued 350,000 shares of common stock and received $105,000 gross proceeds during the three-month period ended March 31, 2011.

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

On May 23, 2011, we issued 25,000 shares of our common stock in exchange for research and marketing services

Conversion of Notes and Accrued Interest

On March 31, 2011, pursuant to the terms of the convertible promissory notes issued in our Spring 2008 Offering, we elected to convert the remaining aggregate principal balance of $913,625 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock. On April 15, 2011, pursuant to the terms of the convertible promissory notes issued in our Spring 2009 Offering, we elected to convert accrued and unpaid interest of $67,041 into an aggregate 155,919 shares of our common stock, at a conversion price of $0.43.

On April 16, 2011, the holder of a note issued in our Spring 2009 Offering elected to convert the principal balance of $11,000, and accrued unpaid interest of $964, into an aggregate 21,754 shares of our common stock, at a conversion price of $0.55.

On June 1, 2011, pursuant to the terms of the convertible promissory notes issued in our Spring 2010 Offering, we elected to convert accrued and unpaid interest of $46,986 into an aggregate 100,092 shares of our common stock, at a conversion price of $0.47.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.   Other Information

Stockholder Vote

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

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000.  During 2010 Isan USA was unable to secure financing, and has ceased making the monthly payments required by the Isan USA Sublicense agreement. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA have mutually agreed to terminate the Isan USA Sublicense.

Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo $123,000 in license fees, of which $109,720 is recorded as deferred revenue as of June 30, 2011.  For the six-month periods ended June 30, 2010 and 2011 we recorded license revenue totaling $2,500 and $5,780, respectively.

Director of International Ventures and Business Development

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison, formerly a member of our Board of Directors, has been working with us for some time in this role. Mr. Harrison’s four year agreement provides for an annual salary of $90,000, with ten percent annual increases. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years. Should Mr. Harrison’s agreement terminate, no further shares will vest.

Item 6.   Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description

10.1*	Termination Agreement

10.2*	Agreement with Steven V. Harrison

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 15, 2011	By: /s/ CHARLES K. DARGAN, II
Charles K. Dargan, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Termination Agreement

10.2*	Agreement with Steven V. Harrison

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Filed herewith
**	Furnished herewith