Form 10-Q
period 2011-09-30
BIOLARGO, INC.
filed 2011-11-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16221 Heron Avenue
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

Large accelerated filer  ☐                                                                            Accelerated filer   ☐
Non -accelerated filer  ☐                                                                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2011 was 58,323,182 shares.

BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5	Other Information

Item 6	Exhibits

Signatures

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2011

	December 31, 2010	September 30, 2011
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,069	$189,648
Accounts receivable	16,216	10,334
Inventory	7,813	69,429
Prepaid expenses	3,815	1,346

Total current assets	452,913	270,757

FIXED ASSETS
Equipment, net	6,826	4,034

OTHER ASSETS
Deposit	—	26,345

TOTAL ASSETS	$459,739	$301,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$710,419	$750,039
Convertible notes payable, current portion	1,636,625	1,393,410
Discount on convertible notes, current portion net of amortization	(211,364)	(106,189)
Note payable	120,000	100,000
Deferred revenue	115,500	60,848
Deposit	17,500	100,000

Total Current Liabilities	2,388,680	2,298,108

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,120,185	438,775
Discount on convertible notes, net of current portion and amortization	(456,243)	(137,204)

Total Long-term Liabilities	663,942	301,571

TOTAL LIABILITIES	3,052,622	2,599,679

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 11, 12 and 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2010 and September 30, 2011.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 51,782,619 and 56,732,582 Shares Issued, at December 31, 2010 and September 30, 2011.	34,734	38,050
Additional Paid-In Capital	60,883,288	64,218,306
Accumulated Deficit	(63,510,905)	(66,554,899)

Total Stockholders’ Equity (Deficit)	(2,592,883)	(2,298,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$459,739	$301,136

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2011
(unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
License fee	$2,500	$109,720	$5,000	$115,500
Product	40,335	10,805	129,360	26,759
Total revenue	42,835	120,525	134,360	142,259

Cost of goods sold	40,899	12,683	104,689	36,270

Gross Margin	1,936	107,842	29,671	105,989

Costs and expenses
Selling, general and administrative	811,895	580,507	3,204,597	2,453,038
Research and development	17,401	9,035	88,893	48,325
Amortization and depreciation	2,391	1,335	7,173	6,532

Total costs and expenses	831,687	590,877	3,300,663	2,507,895

Loss from operations	(829,751)	(483,035)	(3,270,992)	(2,401,906)

Interest expense	(465,646)	(228,639)	(1,329,054)	(642,088)
Other Income	123,638	—	123,638	—
Net other expense	(342,008)	(228,639)	(1,205,416)	(642,088)

Net loss	$(1,171,759)	$(711,674)	$(4,476,408)	$(3,043,994)
Loss per common share – basic and diluted
Loss per share	$(0.03)	$(0.01)	$(0.10)	$(0.06)

Weighted average common share equivalents outstanding	43,653,117	56,340,625	44,487,528	54,826,213

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2010	51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)

Conversion of the 2008 Spring Notes and accrued interest obligations	733,108	492	989,184	—	989,676
Conversion of the accrued interest related to the Spring 2009 Notes	177,673	89	78,916	—	79,005
Conversion of the accrued interest related to the Spring 2010 Notes	100,092	76	46,910	—	46,986
Issuance of stock for cash received in Summer 2010 PPM	350,000	236	104,764	—	105,000
Issuance of stock for cash received in Winter 2011 PPM	2,765,070	1,872	965,896	—	967,768
Issuance of stock for cash received in Fall 2011 PPM	142,858	96	49,904	—	50,000
Fair value of warrant extension	—	—	55,166	—	55,166
Issuance of stock for services to consultants	90,918	59	45,878	—	45,937
Issuance of stock for services to Officers	590,244	396	241,602	—	241,998
Issuance of stock options to consultants	—	—	540,018	—	540,018
Issuance of stock options to officer and Board of directors	—	—	216,780	—	216,780
Net loss for the nine-month period ended September 30, 2011	—	—	—	(3,043,994)	(3,043,994)

BALANCE SEPTEMBER 30, 2011	56,732,582	$38,050	$64,218,306	$(66,554,899)	$(2,298,543)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2011
(unaudited)

	For the nine-month periods ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,476,408)	$(3,043,994)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash accrued option compensation expense	880,924	—
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	1,060,154	481,303
Non-cash expense related to options issued to officers and board of directors	408,040	135,905
Non-cash expense related to stock issued to our board of directors for settlement of obligations	135,457	163,998
Non-cash expense related to options issued to consultants	269,052	503,813
Non-cash expense related to stock issued to consultants	194,908	45,937
Issuance of stock for interest incurred during the nine-month period	—	61,739
Amortization and depreciation expense	7,173	6,532
Increase (decrease) in cash from change in:
Accounts receivable	(1,543)	5,882
Inventory	(5,506)	(61,616)
Prepaid expenses	771	2,469
Other assets	—	(26,345)

Accounts payable and accrued expenses	696,771	362,078
Deferred revenue	118,000	(54,652)
Deposits	—	82,500

Net Cash Used In Operating Activities	(712,207)	(1,334,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	—	(3,740)

Net Cash Used In Investing Activities	—	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Summer 2010 PPM	305,000	105,000
Proceeds from Winter 2011 PPM	—	967,770
Proceeds from Fall 2011 PPM	—	50,000
Proceeds from convertible notes	438,855	—
Proceeds from note payable	100,000	—
Payments on note payable	(20,000)	(20,000)

Net Cash Provided By Financing Activities	823,855	1,102,770

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	111,648	(235,421)
CASH AND CASH EQUIVALENTS — BEGINNING	135,350	425,069

CASH AND CASH EQUIVALENTS — ENDING	$246,998	$189,648

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—
Taxes	$3,000	$4,868

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of the Company’s common stock:
Related party obligations – New Millenium	$150,000	—
Board of Directors and officer obligations	$344,166	—
Consultant obligations	$147,712	$78,000

Option or warrant issued to purchase shares of the Company’s common stock:
In exchange of consultant obligations	$214,526	$192,834
In exchange of board of director and officer obligations	$149,240	$88,292

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2007 Notes convertible note payable obligations	$968,000	$—
Convertible Noteholder’s accrued and unpaid interest	$417,214	$191,402
Conversion of the 2008 Spring Notes and related accrued interest	$—	$989,676

Fair value of warrants issued:
Fair value of the issuance of warrants in conjunction with convertible note offerings	$430,327
Issuance of warrants in conjunction with note payable	$20,000	$—
Issuance of a warrant to a consultant for services provided	$25,000	$—
Fair value of warrants in conjunction with a convertible note offering repricing in 2010 and extension in 2011	$277,992	$55,166

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,043,994 for the nine-month period ended September 30, 2011, and at September 30, 2011 we had current assets of $270,757 and an accumulated stockholders’ deficit of $66,554,899. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $189,648 at September 30, 2011. We generated revenues of $142,259 in the nine-month period ended September 30, 2011, which amount was not sufficient to fund our operations, and we incurred negative cash flow from operating activities of $1,334,451 for the nine-month period ended September 30, 2011. We had negative working capital of $2,027,351 at September 30, 2011. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2011, we had $1,932,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of September 30, 2011, we had $750,039 of outstanding accounts payable and accrued expenses, of which $127,014 relates to interest due on outstanding promissory notes, and $623,025 relates to accrued and unpaid payables. (See Note 10.)

During the nine-month period ended September 30, 2011, we received $1,122,770 pursuant to our private securities offerings. (See Note 5.)  Additionally, during March 2011, pursuant to the Central Garden & Pet Company transaction, we received $100,000 deposit for future orders. (See Note 3.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2010	September 30, 2011
Raw materials	$5,013	$30,414
Finished goods	2,800	39,015
Total inventory	$7,813	$69,429

The increase in inventory for the nine-month period ended September 30, 2011 is primarily a result of the production of our new 5lb bag bedding additive product.

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $29,416 as of September 30, 2011. Depreciation expense for the nine-month periods ended September 30, 2010 and 2011 was $7,173 and $6,532, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

 Revenue Recognition

Revenues are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. We also may generate revenues from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine-month periods ended September 30, 2010 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Through the date of the filing of this Quarterly Report, no product orders were received under the Central contract.

 Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000. Of the amounts received from Isan USA, $109,720 was considered deferred revenue as of June 30, 2011. Isan USA was unable to secure financing, and has ceased making the monthly payments required by the Isan USA Sublicense agreement. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA mutually agreed to terminate the Isan USA Sublicense. The remaining Isan USA deferred revenue balance of $109,720 was recorded as revenue during the three-month period ended September 30, 2011.

ET Horn Warehouse

As of September 30, 2011, we had inventory totaling $60,848 of product at our distribution partner, ET Horn. ET Horn warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, the sale to ET Horn is deferred until such time  the product is sold to retailers and/or end-users. As of September 30, 2011, a balance of $60,848 relating to Odor-No-More product remains as deferred revenue.

Note 5. Private Security Offerings

The following tabular summary describes some key terms of our private securities offerings in which we sold convertible promissory notes.  This information should be read in conjunction with the detailed descriptions in this footnote.

Convertible Notes sold through Private Security Offerings
Name	Maturity Date	Interest	Conversion Price	Principal Outstanding
Spring 2010 Offering	4/15/13	10%	$0.575	$438,855
Spring 2009 Offering	6/1/12	10%	$0.55	670,410
Fall 2008 Offering	10/15/11	10%	$0.50	723,000
				$1,832,185

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), we sold 142,858 shares of our common stock at $0.35 per share and received $50,000 gross proceeds from the sale.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each purchaser of stock in the Fall 2011 Offering will receive, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares for $0.50 per share until December 31, 2012.  (See Note 7.)

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2011 (the “Winter 2011 Offering”), through September 30, 2011 we sold 2,765,070 shares of our common stock at $0.35 per share and received $967,770 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

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

Each purchaser of the Spring 2010 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2010 Note is initially convertible. The first warrant (the “Spring 2010 Eighteen Month Warrant”) was exercisable at a price of $0.75 per share and expired unexercised on July 15, 2011. The second warrant (the “Spring 2010 Thirty-Six Month Warrant”) is exercisable at a price of $1.00 per share and expires on January 15, 2013. (See Note 7.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each purchaser of the Spring 2009 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2009 Note is initially convertible. The first warrant (the “Spring 2009 One-Year Warrant”) was exercisable at a price of $0.75 per share and expired unexercised on December 1, 2010.  The second warrant (the “Spring 2009 Three-Year Warrant”) is exercisable at a price of $1.00 per share and expires on June 1, 2012. (See Note 7.)

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

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. As originally offered, the first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $0.50 per share and expired unexercised on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant”) is exercisable at $1.00 per share and expired on October 15, 2011. (See Notes 7 and 13.)

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

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2010	8,470,669	$0.125 – 2.00
Issued	1,089,630	$0.50 – 0.75
Exercised	—	$—
Expired	2,403,922	$0.75 – 2.00

Outstanding as of September 30, 2011	7,156,377	$0.50 – 1.00

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

	2010	2011
Risk free interest rate	0.37 – 0.80%	0.13 – 1.87%
Expected volatility	195 – 468%	151 – 558%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $1,060,154 and $481,303 of interest expense related to the amortization of the discount on convertible notes for the nine-month periods ended September 30, 2010 and 2011, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fall 2011 Warrants

From the inception of our Fall 2011 Offering in September 2011 through September 30, 2011, we issued a warrant to purchase up to an aggregate 142,858 shares of our common stock to the purchaser of stock in our Fall 2011 Offering. This warrant expires on December 31, 2012 and has an exercise price of $0.50 per share.

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through its termination in July 2010, we issued warrants to purchase up to an aggregate 1,527,842 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 763,235 shares which expired July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 763,235 shares which expire January 15, 2013, at an exercise price of $1.00 per share.

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six-months from July 15, 2011 to January 15, 2012.  The fair value of the extension was an aggregate $55,166 and will be expensed ratably through the expiration period of January 15, 2012.

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

Fall 2008 Warrants

 Pursuant to the terms of the Fall 2008 Notes, we issued warrants to purchase up to an aggregate 2,892,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase an aggregate 1,446,000 shares which expired October 15, 2009, at an exercise price of $0.75 per share (initially issued at $1.00 per share), and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,446,000 shares which expired on October 15, 2011, at an exercise price of $1.00 per share (initially issued at $2.00 per share). The expiration date of the Fall 2008 Three-Year Warrants was extended from October 15, 2011 to October 15, 2012.  (See Note 13.)

Spring 2008 Warrants

Each purchaser of the Spring 2008 Notes received, for no additional consideration, two stock purchase warrants (a “One-Year Warrant” and a “Three-Year Warrant”), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Spring 2008 Note is initially convertible. The “Spring 2008 One-Year Warrants” expired on March 31, 2009 and were exercisable at $0.50 per share. The “Spring 2008 Three-Year Warrants” were exercisable at an exercise price of $2.00 per share and expired unexercised on March 31, 2011.

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

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2010 and September 30, 2011 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2010 and September 30, 2011 there were 51,782,619 and 56,732,582 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2011 is comprised of the following stock issuances: (i) 2,765,070 shares of our common stock issued to purchasers of our Winter 2011 PPM, (ii) 350,000 shares issued to purchasers of our Summer 2010 PPM, (iii) 733,108 shares as payment of our Spring 2008 Notes and related accrued interest, (iv) 590,244 shares of our common stock to our officers for payment of payables and as a stock bonus, (v) 177,673 shares as payment of our Spring 2009 Notes accrued interest, (vi) 100,092 shares as payment of our Spring 2010 Notes accrued interest, (vii) 142,858 shares issued to purchasers of our Fall 2011 PPM and (viii) 90,918 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Through August 31, 2011, the initial term of the consulting agreement, we granted options to purchase an aggregate 287,897 shares of our common stock to our consultant Vik Rao, pursuant to the terms of our engagement agreement with him. These options are fully vested and are exercisable at prices ranging between $0.40 and $0.51 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $130,700 and was recorded as selling, general and administrative expense as of September 30, 2011. (See Note 10.)

On August 31, 2011, we entered into a one-year agreement with Vik Rao and in accordance with the agreement, issued an option to purchase 250,000 shares of our common stock at an exercise price of $0.40, the stock price on the grant date. The options vest monthly over the one year term of the agreement and are exercisable for ten years.  The aggregate fair value of these options total $87,500 and $14,583 was expensed as selling, general and administrative expense through September 30, 2011 and the remaining $72,917 will be expensed ratably through July 31, 2012.

On August 18, 2011 we issued an option to purchase an aggregate 8,334 shares of our common stock to a new independent member of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to any new independent director. The option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.35 per share, the price of our common stock on the grant date. The fair value of this option totaled $2,917 and was expensed during the three-month period ended September 30, 2011.

 During the three-month period ended March 31, 2011, we granted options to purchase an aggregate 130,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at exercise prices ranging between $0.41 and $0.42 depending upon their respective dates of grant and vest ratably from February 28, 2011 through February 28, 2012.  Through September 30, 2011, 80,000 options have vested.  The fair value of these option issuances was an aggregate $53,400 and $32,900 was recorded as selling, general and administrative expense as of September 30, 2011. The $20,500 of fair value related to the remaining 50,000 options will be expensed ratably over the remaining five-month vesting schedule. The options are exercisable for ten years from its respective date of grant.

On March 17, 2011, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties and board members the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. We issued Options to purchase an aggregate 260,904 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $71,980. (See Note 10.) Of this amount we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.41 per share, an option to purchase an aggregate 68,433 share of our common stock to a third-party consultants at $0.41 per share, and an option to purchase 25,000 shares of our common stock to a third-party consultant at $0.45 per share. Each option expires five years from the date of issuance.  The fair value of these options totaled $107,970 resulting in an additional $35,990 of selling, general and administrative expense.

On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain employees, outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee. In total, options to purchase an aggregate 765,000 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, the closing price of the Company’s common stock on the date of grant.  Of the options issued, 200,000 were issued to our Secretary and VP of Operations, and the remaining 565,000 were issued to third party service providers and consultants for their respective roles within the Company.  The aggregate fair value of this option grant was $313,650 and it is included as selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine-month periods ended September 30, 2010 and 2011 we recorded an aggregate $925,800 and $1,144,928 in option compensation expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2011 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances, December 31, 2010	4,797,223	1,202,777	$0.25 – 1.89	$0.51
Amendment to increase	—	6,000,000	—	—
Granted	1,805,593	(1,805,593)	$0.35 – 0.51	$0.43
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances, September 30, 2011	6,602,816	5,397,184	$0.25 – $1.89	$0.48

Options issued outside of the 2007 Equity Incentive Plan

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison, formerly a member of our Board of Directors, has been working with us for some time in this role. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years and expire 10 years from the issue date. Should Mr. Harrison’s agreement terminate, no further shares will vest.  The fair value of this option totaled $304,000 and will be expensed ratably through August 31, 2015.

			Weighted Average
	Options		Price per
	Outstanding	Price per share	share
Balances, December 31, 2010	10,871,484	$0.18 – 0.99	$0.38
Amendment to increase	—	—	—
Granted	800,000	$1.00	$1.00
Exercised	—	—	—
Canceled	—	—	—
Balances, September 30, 2011	11,671,484	$0.25 – $1.89	$0.43

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine-month period ended September 30, 2011:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2007 Plan	Non Plan
Risk free interest rate	2.08 – 2.82%	2.24%
Expected volatility	906%	906%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2010	2011
Accounts payable and accrued expenses	$545,725	$623,025
Accrued interest	164,694	127,014
Total Accounts Payable and Accrued Expenses	$710,419	$750,039

Issuance of Common Stock in exchange for payment of payables

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

During the nine-month periods ended September 30, 2010 and 2011, we recorded $264,791 and $158,830 of interest expense related to the convertible notes outstanding, respectively.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Issuance of Stock Options in exchange for payment of payables

Through August 31, 2011, the initial term of the consulting agreement, we granted options to purchase an aggregate 287,897 shares of our common stock to our consultant Vik Rao, pursuant to the terms of our engagement agreement with him. These options are fully vested and are exercisable at prices ranging between $0.40 and $0.51 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $130,700 and was recorded as selling, general and administrative expense as of September 30, 2011.

On March 17, 2011, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. We issued Options to purchase an aggregate 260,904 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $71,980. (See Note 10.) Of this amount we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.41 per share, an option to purchase an aggregate 68,433 share of our common stock to a third-party consultants at $0.41 per share, and an option to purchase 25,000 shares of our common stock to a third-party consultant at $0.45 per share. Each option expires five years from the date of issuance.  The fair value of these options totaled $107,970 resulting in an additional $35,990 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.  Notes Payable

On June 8, 2010, we received $100,000 and issued a promissory note with a maturity date of December 3, 2010, which accrues interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013.  (See Note 7.)  On December 7, 2010, the maturity date of the note was extended to December 3, 2011.

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

For the nine-month period ended September 30, 2010 and 2011 we recorded $4,109 and $2,556 of interest expense related to these note payables.

Note 12. Commitments and Contingencies

Litigation

We are not currently a party to any litigation.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Extension of Fall 2008 Three-Year Warrants

Pursuant to the terms of the Fall 2008 Offering, we issued Three-year Warrants to purchase up to an aggregate 1,446,000 shares of our common stock, which were originally scheduled to expire on October 15, 2011. The warrants entitle the holder to purchase stock at an exercise price of $1.00 per share. On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Conversion of Fall 2008 Notes

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which are due and payable October 15, 2011, to 18 investors, convertible into an aggregate 1,446,000 shares of our common stock.

On October 15, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining aggregate principal balance of $723,000 and $72,300 of accrued and unpaid interest into an aggregate 1,590,600 shares of our common stock.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2011,  and we undertake no duty to update this information.

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

We believe that the supplier and licensing relationship with Central will likely expand to include multiple products that feature our BioLargo technology, although the agreement does not require Central to launch multiple products, and no assurance can be made that they will do so. Central is a leading seller and distributor of pet products and had sales in the pet industry of more than $840 million in its fiscal year 2010.

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

Results of Operations—Comparison of the three and nine-month periods ended September 30, 2011 and 2010

We generated revenues of $142,259 during the nine-month period ended September 30, 2011, as compared with revenues of $134,360 during the nine-month period ended September 30, 2010. During the nine-month period ended September 30, 2011 and 2010 we used cash in operations of $1,334,451 and $712,207 and incurred a net loss of $3,043,994 and $4,476,408, respectively.

Revenue

We generated $120,525 and $142,259 in revenues from operations during the three and nine-month periods ended September 30, 2011. Of these amounts, $109,720 and $115,500 is comprised of the recognition of deferred revenue related to the Isan USA license transaction (see Note 4); $10,805 and $26,759 is comprised of sales of our Odor-No-More products. Our Odor-No-More products are still in the early stages of the sales and distribution process and therefore variance in results of our cost of sales and gross margin for the three and nine-month periods is not meaningful.

Cost of Goods Sold

For the three-month period ended September 30, 2011, our $12,683 in cost of goods sold was 117% of product revenues, as compared with 96% of product revenues for the three-month period ended September 30, 2010. For the nine-month period ended September 30, 2011, our $36,270 in cost of goods sold was 136% of product revenues as compared with 78% of product revenues for the nine-month period ended September 30, 2010. In the three-month period we recognized $109,720 of deferred revenue related to the termination of the ISAN USA license agreement and there were no cost of goods sold related to this deferred revenue.  (See Note 4.)  In the nine-month period ended September 30, 2011, we agreed to purchase back product shipped in 2010 to a customer, which has affected cost of goods sold of our Odor-No-More bedding additive products in both periods.

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

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $580,507 and $2,453,038 for the three and nine-month periods ended September 30, 2011, compared to $811,895 and $3,204,597 for the three and nine-month periods ended September 30, 2010, a decrease of $231,388 and $751,599, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $206,485 and $875,670 for the three and nine-month periods ended September 30, 2011, compared to $234,309 and $1,343,520 for the three and nine-month periods ended September 30, 2010, a decrease of $27,824 and $467,850, respectively. The decrease in the three and nine-month periods is related to the end of the amortization of accrued option compensation expense for an option issued to our Chief Executive Officer in 2007.  There was no amortization in 2011 compared to four months of amortization during the nine-month period ended September 30, 2010.

b. Consulting Expenses: These expenses were $178,678 and $654,485 for the three and nine-month periods ended September 30, 2011, compared to $328,279 and $1,043,222 for the three and nine-month periods ended September 30, 2010, a decrease of $151,601 and  $388,357.    The decrease in the three- and nine-month periods ended September 30, 2011 is primarily attributable to reduced non-cash stock option compensation expense and stock issued for services to consultants in 2011 when compared to 2010.

c. Professional Fees: These expenses were $65,998 and $301,284 for the three and nine-month periods ended September 30, 2011, compared to $104,374 and $254,372 for the three and nine-month periods ended September 30, 2010, a decrease of $38,376 and an increase of $46,912, respectively. This fluctuation is consistent with our usage of professionals for accounting, auditing and legal costs associated with the timing of our transactions in 2011 as compared with 2010.

Interest expense

Interest expense totaled $228,639 and $642,088 for the three and nine-month periods ended September 30, 2011, compared to $465,646 and $1,329,054 for the three and nine-month periods ended September 30, 2010, an decrease of $236,941 and  $686,365. The decrease is primarily due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Research and Development

Research and development expenses were $9,035 and $48,325 for the three and nine-month periods ended September 30, 2011, compared to $17,401 and $88,893 for the three and nine-month periods ended September 30, 2010, a decrease of $8,366 and $40,568 related to a reduction of university studies and patent application and prosecutions as compared to 2010, offset by additional expense as a result of settling unpaid obligations with an option to purchase our common stock.

Net Loss

Net loss for the three and nine-month periods ended September 30, 2011 was $711,674 and $3,043,994, a loss of $0.01 and $0.06 per share, compared to a net loss for the three and nine-month periods ended September 30, 2010 of $1,171,759 and $4,476,408, a loss of $0.03 and $0.10 per share. The decrease in net loss for the three and nine-month periods ended September 30, 2011 is primarily attributable to the non-cash amortization expense related to our intangible assets which were fully impaired as of December 31, 2010.  Additionally, the decrease is due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.  This is offset from the non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2011.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $189,648 at September 30, 2011. We had negative working capital of $2,027,351 as of September 30, 2011, compared with negative working capital of $1,935,767 as of September 30, 2010. We had negative cash flow from operating activities of $1,334,451 for the nine-month period ended September 30, 2011, compared to a negative cash flow from operating activities of $712,207 for the nine-month period ended September 30, 2010. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,043,994 for the nine-month period ended September 30, 2011, and an accumulated stockholders’ deficit of $66,554,899 as of September 30, 2011. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2011 we had $1,932,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of September 30, 2011, we had $750,039 of outstanding accounts payable and accrued expenses, of which $127,014 relates to interest due on outstanding promissory notes, and $623,025 relates to accrued and unpaid payables.

Since we continue to be limited in terms of our capital resources, we are continuing to raise investment funds through private securities offerings. During the nine-month period ended September 30, 2011, we received gross and net proceeds of $1,122,770 pursuant to our private securities offerings. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash.

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

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), through September 30, 2011 we sold 142,858 shares of our common stock at $0.35 per share and received $50,000 gross proceeds from the sales.

Each purchaser of stock in the Fall 2011 Offering will receive, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares for $0.50 per share until December 31, 2012.  (See Note 7.)

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2011 (the “Winter 2011 Offering”), through September 30, 2011 we sold 2,765,070 shares of our common stock at $0.35 per share and received $967,770 gross proceeds from the sales.  Unlike our prior securities offerings, this offering did not involve the sale of convertible debt or warrants.

Summer 2010 Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share, that commenced July 2010 (the “Summer 2010 Offering”) and closed December 2010, we sold 3,775,012 shares of our common stock at $0.30 per share to 42 accredited investors and received $1,132,500 gross proceeds from the sales. Of these amounts, we issued 350,000 shares of common stock and received the remaining $105,000 gross proceeds during the three-month period ended March 31, 2011.

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

Conversion of Fall 2008 Notes

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which are due and payable October 15, 2011, to 18 investors, convertible into an aggregate 1,446,000 shares of our common stock.

On October 15, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining aggregate principal balance of $723,000 and $72,300 of accrued and unpaid interest into an aggregate 1,590,600 shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”)  with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000.  During 2010 Isan USA was unable to secure financing, and has ceased making the monthly payments required by the Isan USA Sublicense agreement. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA have mutually agreed to terminate the Isan USA Sublicense.  Upon termination we recorded revenue of $109,720 of previously deferred revenue.

  For the nine-month periods ended September 30, 2010 and 2011 we recorded license revenue totaling $5,000 and $115,500, respectively.

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

Date: November 14, 2011	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2011	By: /s/ CHARLES K. DARGAN, II
Charles K. Dargan, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

* Filed herewith
** Furnished herewith