Form 10-K
period 2011-12-31
BIOLARGO, INC.
filed 2012-04-06
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16150 Heron Ave., La Mirada CA	90638
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $11,257,188 which is based on 28,142,969 shares of common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number shares outstanding of the issuer’s class of common equity as of April 4, 2012 was 60,699,517.

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 1, 2012.

PART I

ITEM 1. BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Annual Report is as of December 31, 2011, unless expressly stated otherwise.

As used in this report, the term “Company” refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation (which may be  referred to separately as “BLTI”), and Odor-No-More, Inc. (which may be  referred to separately as “ONM”).

Our Business

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne®, which works by combining minerals with water from any source and delivering “free-iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant or odor control performance with concerns about toxicity.

Our BioLargo technology delivers “Nature’s Best Solution®” – iodine – to an array of problems, including odor and moisture control, disinfection, wound healing and contaminated water. Our technology enables us to deliver precise dosing of iodine in a variety of physical forms and delivery systems, which often include the combination of chemical reagents with other materials. We primarily focus on developing uses and/or applications for our technology for its use in products, in order for us to secure a licensing and/or supplier agreement with other companies, that will in turn, sell services or products to their customers within a specific industry segment.

Armed with a solution to these problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have developed and commercially launched products in only one area -- the animal health industry, under the brand name “Odor-No-More”. In March 2011, we entered into an exclusive license and supply agreement with Central Garden & Pet Company (“Central Garden & Pet”, or “Central”), the industry leading producer of premium pet products in the United States. While we continue to advance our efforts to market and sell our Odor-No-More products, with the addition of key industry experts to our team, we are also actively seeking opportunities for product sales or licensing in the oil and gas industry, the food processing industry, and the medical products industry. These five areas – Odor-No-More, Central Garden & Pet, oil and gas, food processing, and medical products, are discussed below.

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

•
Disinfection-Deodorization—The chemical composition of our BioLargo technology and free iodine delivered by the Isan system when incorporated into products or used in a treatment system, deploys an additive germ killing strategy that includes a flashing of iodine (as with our CupriDyne® technology), or a controlled dose in either the CupriDyne® technology of Isan system and when used in absorbent products, the CupriDyne® technology also lowers PH levels, which creates an acidic environment, oxidation, and flocculation (or a binding reaction to lock in the microbes), as well as effective odor control features.

•	Non-Staining—Unlike the iodine solutions used in medicine and sold in stores, our tests show that our BioLargo technology does not stain or chemically discolor surfaces on contact.

•	Increased Holding Power—Our BioLargo technology can increase significantly the holding power of absorbent material, depending on product configuration.

•	Disposal—In certain applications, our BioLargo technology renders contaminated or infectious material safe to handle.

•
Generally Recognized as Safe (GRAS) and Generally Recognized as Safe and Effective (GRASE)— The actual chemicals used, in both CupriDyne® and the Isan system, as well as the byproduct of the chemical reaction, in our CupriDyne® technology, are understood by the U.S. Food and Drug Administration (“FDA”) and the scientific community generally as non-toxic and safe, when delivered within a range of dosages prescribed by the FDA. Iodine is also considered GRASE for its antimicrobial, sanitizing, disinfecting or sterilizing capabilities in appropriate product applications.

•	Lower Corrosion- Free Iodine as featured in CupriDyne® and the Isan system is less corrosive than chlorine which may help extend the useful life of capital equipment as compared to chlorine systems.

•
Less pH Sensitivity- The Isan system operates effectively within a broad range of pH, as compared to chlorine, which can help reduce labor costs and can help improve quality assurance and traceability when used in a food sanitization system, as compared to chlorine systems.

Oil and Gas Industry

In 2010, we added to our team the former chief technology officer of oil industry giant Halliburton, Dr. Vikram Rao. Having spent more than 30 years at Halliburton, Dr. Rao is the author of more than 40 publications, has been awarded 24 patents, serves as the Executive Director of the Research Triangle Energy Consortium, and brings his experience and industry connections to BioLargo.  In 2011, we added to our team chemist and oil and gas specialist Richard D. Bickerstaff, PhD, to assist in the oil and gas efforts.

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

In December 2011 we announced that we had been selected as a founding member of a Canadian Natural Sciences and Engineering Research Council (“NSERC”) “research chair”, joined by globally leading oil companies, the regional water district in Alberta Canada and the University of Alberta.  The Chair was formed to solve the contaminated water and tailings ponds problems associated with the oil sands industry and commenced in December of last year. The Canadian Oil Sands are the second largest deposit of oil in the world. Extracting oil from the Oil Sands creates high volumes of contaminated water (between 2 and 4.5 barrels of water to produce one barrel of synthetic crude oil), currently discharged in “tailings” ponds, sometimes for years, to separate the solids from the liquids for eventual recycling or safe discharge into the environment. With Canadian oil production estimated to increase from 1.9 million to over 6 million barrels of oil a day over the next 20 years, the released water from oil sands operations is estimated to reach one billion cubic meters in the Athabasca oils sands region by 2025. An innovative solution that can reduce the water treatment time, and thus the overall footprint and environmental impact of the tailings ponds, is required for Canada to meet its production goals. It is widely believed that the future of oil sands exploration, its social and economic contribution as the second largest oil reserve in the world, and its contribution to the public good of both Canada and the Unites States, hinges on industry’s ability to manage the wastewater in tailings ponds.

While our work with the research chair continues, we will also work to advance our intellectual property and proof of claims within the oil and gas industry, which will also help advance our commercial goals to secure strategic partners, pilot projects, supply chain/ engineering partners and customers.  We believe our BioLargo Technology will aid in the isolation, elimination, containment and/or treatment of a host of contaminates that require management within processes, wastewater, produced water, down-hole treatments, hydraulic fracturing, and oil sands tailings ponds.

Food Processing Industry

In February 2011, we added to our team former Pepsi-Cola International VP of Technical Services, and recognized industry water treatment expert, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will assist us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are developing new patents and other intellectual property, advancing proof of claim, pilot projects and seeking customers and/or licensing partners. These efforts will continue in 2012.

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

As discussed below, we entered into an exclusive supply and license agreement with Central Garden & Pet Company. (See “Agreement with Central Garden & Pet”, below.) Although we have granted Central exclusive rights in the pet supplies industry, we are allowed under the agreement to continue to market our Odor-No-More branded products outside of the pet supplies industry, including the equine and livestock markets.

In January 2010, we formed a wholly owned subsidiary, Odor-No-More, Inc., and named as its president Joseph L. Provenzano, a member of our board of directors, our corporate secretary, and our Vice President of Operations.

Marketing – Equine Industry

We have focused our initial marketing efforts of our Odor-No-More products on our animal bedding additive for use in the equine industry. In 2010, our Animal Bedding Additive was awarded Horse Journal “product of the year.” We chose this market for two primary reasons. First, the size of the market is significant. With over nine million horses in the United States, horse owners spend an aggregate 4.6 billion dollars annually on “feed, bedding, and grooming supplies,” according to a 2005 study sponsored by the American Horse Council. Second, our selling proposition is compelling to the industry because we believe our animal bedding product can provide up to a 75% savings on horse bedding costs, while eliminating odor and moisture and helping create a safer and healthier environment for animals. In most operating environments, we help reduce the overall cost of stall maintenance through the use of our products.

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

For the years ended December 31, 2010 and 2011, we incurred $34,493 and $67,087 of advertising expense, including costs associated with print advertising, trade shows, equestrian events, local fairs, horse and livestock shows, online marketing, and a horse rescue organization. We have not yet had the working capital necessary to fully execute a national advertising campaign to establish Odor-No-More as a recognizable brand throughout the equine industry. Without a comprehensive marketing and advertising campaign, we can make no assurance of the success of the sales of our Odor-No-More products. In addition to lacking the financial resources for a comprehensive advertising and marketing campaign, we lack the financial resources to hire a sales staff sufficient to generate significant sales. As such, we must rely on our wholesale distributors to sell through our products to their customers.

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

Livestock

We believe our Odor-No-More products have application to the livestock industry, including dairy and beef cattle, swine, and poultry. The potential markets in those industries are large – there are an estimated 97 million cattle at any one time in the United States, and up to 10 times that figure world wide, and swine populations exceed 175 million in the United States. We intend to focus our efforts in areas in which the technology helps provide increased health benefits for the animals and cost savings for the producer. We have begun work with a number of customer and companies that sell into these commercial markets to test application methods and results to optimize the performance for these markets. We have not sold product to customers in these industries, and can make no assurance about whether our products will be commercially feasible or accepted.  We intend to commence commercial trials for new product formulations in 2012.

Small Pets

In May 2009, we launched a cat litter additive product featuring our BioLargo technology. Later that year, we launched animal bedding additive in small packaging for small animals, birds, and reptiles. We believe the market for our products in these segments is large. According to the American Pet Products Manufacturers Association 2009-10 National Pet Owners survey, Americans own approximately 93.6 million cats, 15 million birds, 15.9 million small animals and 13.6 million reptiles. We believe that our products out perform competing products making similar claims of odor reduction or elimination. We entered into a license and distribution agreement with Central Garden & Pet Company to distribute these, and other products based on our technology, into the pet industry. (See Agreement with Central Garden & Pet, below.) As such, Central, through one or more of its subsidiary companies, may choose to market these products under their own brands, and at the present time, we do not plan to continue to market these products under the Odor-No-More brand.

Strategic Alliance with Horn

We have entered into a non-exclusive master distributor agreement with Horn (formerly the E.T. Horn Company, www.ethorn.com), which is headquartered in La Mirada, California. From time to time, Horn purchases inventory from us, and then makes the purchased inventory available to us for re-sale to our other distributors or customers. Our relationship with Horn has expanded to include marketing, tradeshow support, product development, contract manufacturing as well as warehousing at multiple ship points throughout the nation to provide timely and low cost shipping capabilities to customers. We also sublease our corporate office space on the Horn campus in La Mirada. We believe that this relationship is well suited to enable us to more readily finance the inventory and order flow if our sales volumes grow. Although we are confident that the relationship with Horn should continue to be mutually beneficial for both parties, and therefore expect it to continue indefinitely, nothing inherent in the contractual obligations of one to the other provides any assurances that it will continue as it is presently operating now.

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

Manufacturing

We do not presently intend to manufacture our Odor-No-More products. Rather, we have established local third party manufacturing and packaging, including our “master distributor,” Horn, as well as alternative manufacturing facilities in other parts of the United States.  Through Horn, we warehouse product in locations across the United States to better serve our customers, and primarily utilize the Horn for distribution of our products to our customers.

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

Although we continue to work with Central on incorporating our technology into their product brands, as of December 31, 2011, Central had not purchased products or supplies from us, and had not launched any products incorporating our technology.  Based on continual feedback and extensive product development work as well as product testing and various third party validation work accomplished with the participation of Central Garden and our manufacturing/distribution partner Horn, as well as feedback and ongoing planning around the products being contemplated, we believe that Central will launch a series of products that utilize the BioLargo technology.

The Isan System

In 2008, we acquired the rights to market an iodine based water disinfection system (the “Isan system”) from Ioteq IP Pty. Ltd., an Australian company, and its U.S. affiliate Ioteq Inc., pursuant to a marketing and representation agreement. The Isan system is an automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. Capable of treating high volumes of water flow, the Isan system is a combination of electrodes for measuring iodine levels in the target water stream, a control unit which automatically controls the running of the system, iodine canisters to deliver the iodine, and resin canisters to collect by-products after disinfection has been completed. The Isan system is registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand, where it has approximately 150 customer installations currently operating.

On March 26, 2010, we sublicensed the Isan System (the “Ioteq Sublicense Agreement”), to use, exploit, develop and commercialize certain technology, including patented and proprietary technologies in the United States, Canada and Mexico, in any field of use. Lacking funding necessary to proceed with commercialization, on October 3, 2011, we and the licensee mutually terminated the Ioteq SubLicense agreement.

In a separate transaction, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan system, whereby, as a result of the transaction, we jointly purchased the intellectual property associated with the Isan system. We are continuing our efforts to market and find a potential industry partner/licensee for the Isan technology.  We have chosen to focus on targeting global food and beverage companies involved in developing sustainable water treatment practices for industry and for agricultural uses as potential customers or strategic partners in developing a practical pathway to commercial endeavors.  Discussions are ongoing with a number of key industry members.

Research and Development

Our Chief Technology Officer, Mr. Kenneth R. Code, has been involved in the research and development of the BioLargo technology since 1997. He has participated in the Canadian Federal Scientific Research and Experimental Development program and he was instrumental in the discovery, preparation and filing of the first BioLargo technology patents. He has worked with manufacturers, distributors and suppliers in a wide variety of industries to gain a full appreciation of the potential applications and the methodologies applicable to our BioLargo technology for their manufacture and performance. He continues to research methods and applications to continue to expand the potential uses of our BioLargo technology as well as work to uncover new discoveries that may provide addition commercial applications to help solve real world problems in the field of disinfection.

In 2010 and 2011, we continued with the research and development of our technology and products based on our technology. During that time, we filed seven patent applications, including provisional applications, each comprised of multiple individual claims, and were granted three patents by the USPTO.

During 2012 we plan to continue to advance our proof of claims, inventions and patent filings.

We spent $100,564 in 2010 and $99,495 in 2011 on research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

Manufacturing

We do not presently intend to manufacture our products, but rather contract with third parties to manufacture products under our own brands. (See “Odor-No-More Branded Products -Manufacturing”, above.) We work with manufacturers on a contract-for-hire basis, or on a project-by-project basis with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our BioLargo technology. These collaborative efforts will focus on design and specifications for production of pre-commercial samples of products and for actual commercial products. During 2010, we established a non-exclusive supplier relationship with Horn, located in Southern California, to provide blending and packaging related services for our Odor-No-More products. We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, to broaden the scope of application, manufacture and uses of our BioLargo technology, including Horn.

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

Horn has agreed to provide turn-key infrastructure for all materials handling, blending and ingredient supply or fulfillment requirements for the Central Garden & Pet agreement, on a cost-plus and margin participation equal to 1/3 of BioLargo’s manufacturer’s margin on each product sold to Central Garden & Pet by BioLargo. With existing nationwide distribution, we believe Horn’s operations provide the infrastructure to support substantial sales to Central Garden & Pet across multiple product lines.

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

We continue to identify technology improvements and additional patent opportunities that expand on and enhance the original patents issued to our Chief Technology officer and acquired in 2007. At the same time, we have worked to secure additional third-party testing and validations for the efficacy and product claims associated with our BioLargo technology, namely through our work with ATS Labs, the University of Hawaii, the Department of Environmental Engineering at UCLA, Oregon State University, and the University of Alberta, Canada.

 Our original BioLargo technology consisted of certain intellectual property including two U.S. patents (U.S. Patent Numbers 6,146,725 and 6,328,929), relating to a process whereby disinfecting chemistry is incorporated into absorbent materials, liquids, powders, tablets or other delivery methods, that can be then incorporated into products in multiple industries. We were awarded U.S. Patent No. 7,867,510 on January 11, 2011 which is directed to more stable iodine technology and one more U.S. Patent Application on improved iodine delivery systems and methods has received a Notice of Allowance.  Seven additional patent applications have been filed with the United States Patent and Trademark Office (“USPTO”) and three additional patent applications have been filed with the International Patent Cooperation Treaty (“PCT”) relating to our BioLargo technology. Our BioLargo technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

We believe that this suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, as present, is as follows:

Patents

•           United States Patent 6,146,725, dated November 14, 2000, titled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids.

•           United States patent 6,328,929, dated December 11, 2001, titled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate.

•           United States patent 7,867,510, dated January 11, 2011, titled “Material having antimicrobial activity when wet”, relating to articles for delivering stable iodine-generating compositions.

•           United States patent 7,943,158, dated May 17, 2011, titled “Absorbent systems providing antimicrobial activity”, relating to the reduction of microbial content by providing molecular iodine to stabilized reagents.

•           United States patent 8,021,610, dated September 20, 2011, titled “System providing antimicrobial activity to an environment”, relating to the reduction of microbial content in a land mass.

Pending Patent Applications

•           USPTO Patent Application 12/009,586 (filed January 18, 2007), relating to use of our BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like. We recently received a Notice of Allowance for this application with a patent to issue in 2012.

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

•           USPTO Patent Application 12/220,484 (filed July 24, 2008), relating to the use of an article for application to a surface to provide antimicrobial and/or anti-odor activity. At least one of the reagents is coated with a water-soluble, water dispersible or water-penetrable covering that prevents ambient conditions of 50% relative humidity at 25ºC from causing more than 10% of the total reagents exposed to the ambient conditions from reacting in a twenty-four hour period.

•           PCT/US Patent Application 2007/07508 (filed March 27, 2007), claiming priority from at least some of the earlier USPTO Patent applications listed above, and expanded the scope of coverage to additional technologies such as packets for dishwashers.

•           PCT/US Patent Application (filed December 3, 2008), claiming priority from USPTO patent application 12/001,073 and its associated claims.

•           PCT/US Patent Application (filed January 10, 2011), divisional of USPTO patent application 12/516,960 and its associated claims.

•           USPTO Patent Application 13/116,775 (filed May 26, 2011), relating to the moderation of oil extraction waste environments.

•           USPTO Patent Application 13/116,816 (filed May 26, 2011), relating to the moderation of animal environments.

•           PCT/US Patent Application claiming priority from USPTO provisional application 61//369/836 filed June 2, 2010 and 61//378/227 filed August 30, 2010.

In addition to these applications, we have filed patent applications in multiple foreign countries, including the European Union, pursuant to the PCT, and other provisional applications. Subject to adequate financing, we intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The expense associated with seeking patent rights in multiple foreign countries is expensive, and will require substantial ongoing capital resources. However we cannot give any assurance that adequate capital will be available. Without adequate capital resources, we will be forced to abandon patent applications and irrevocably lose rights to our technologies.

Corporate

The Company was initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.

In January 2006, we formed BioLargo Life Technologies, Inc., as a wholly owned subsidiary, to hold our intellectual property. In January 2010, we began operating Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line.

Our offices are located on the campus of Horn (formerly the E.T. Horn Company) in La Mirada, California, adjacent to their manufacturing facility and corporate offices. We have recently moved into new office space on their campus, located at 16150 Heron Avenue, La Mirada. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also archive investor and stockholder communications at www.BioLargoShares.blogspot.com, and our subsidiary maintains its website at www.OdorNoMore.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2011 our executive officers were:

•	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

•	Charles K. Dargan II: Chief Financial Officer

•	Kenneth R. Code: Chief Technology Officer

•	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano was also appointed the President of our wholly owned subsidiary, Odor-No-More, Inc., which began operations in January 2010.

 Employees

As of December 31, 2011, we employed three full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.

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

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2011 and 2010 was $1,716,324 and $1,296,556, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continued to use cash in 2011 as it became available and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products.

From time to time, we issue stock, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. All such issuances are dilutive to our stockholders because they increase the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity.
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

In order to raise capital to meet expenses or to acquire a business, our Board of Directors may issue additional stock, including preferred stock. Any preferred stock which we may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holders of our common stock will be subject to, and in many respect subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of the Company.

There are several specific business opportunities we are considering in further development of our business. None of these opportunities is yet the subject of a definitive agreement and most or all of these opportunities will require additional funding obligations on our part, for which funding is not currently in place.

In furtherance of our business plan, we are presently considering a number of opportunities to promote our business, to further develop and broaden, and to license, our technology with third parties. While discussions are underway with respect to such opportunities, there are no definitive agreements in place with respect to any of such opportunities at this time, other than the distribution agreement with Central Garden & Pet discussed below. There can be no assurance that any such opportunities being discussed will result in definitive agreements or, if definitive agreements are entered into, that they will be on terms that are favorable to us.

Moreover, should any of these opportunities result in definitive agreements being entered into, we may be required to expend additional monies above and beyond our current operating budget to promote such endeavors. No such financing is in place at this time for such endeavors and we cannot assure you that any such financing will be available, or if it is available whether it will be on terms that are favorable to the company.

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

Our BioLargo technology is at an early stage of commercialization. There is a risk that our BioLargo technology will not be commercially feasible or, even if our BioLargo technology is commercially feasible, it may not be commercially accepted. In addition, many products incorporating our BioLargo technology will require extensive research, development and testing before they can be commercialized. Many of these potential products may involve lengthy regulatory reviews and require regulatory approval before they can be sold. There is no assurance, however, that any products incorporating our BioLargo technology will prove to be safe and effective, meet regulatory standards or continue to meet such standards if already approved. There is no assurance that we can market our BioLargo technology successfully as a licensor. Failure to achieve commercial feasibility, demonstrate safety, achieve clinical efficacy, obtain regulatory approval and/or, together with partners, successfully market products will negatively impact our revenues and results of operations. As a company with an unproven business strategy, our limited history of operations makes evaluation of our BioLargo technology as a business difficult. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

We expect to incur future losses and may not be able to achieve profitability.

Although we are generating limited revenue from the sale of Odor-No-More products, and we expect to generate revenue from the Central Garden & Pet Company agreement, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. While our current level of sales may provide some indication of the potential for future sales, the current level of sales is not sufficient to support the financial needs of our business. We cannot predict when sales volumes will be sufficiently large to cover our operating expenses. The success of our Odor-No-More products is largely dependent upon the continued support by independent distributors and therefore, we cannot rely upon or control their activity. We intend to expand our marketing efforts of our Odor-No-More brand as financial resources are available. We intend to significantly expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our BioLargo technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our BioLargo technology, our business plans will suffer and may fail.

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

In March 2011, we entered into a license and supply agreement with Central Garden & Pet Company, one of the largest premium pet product company in the United States. The agreement grants to Central exclusive rights in the “pet supplies industry”, as that term is defined in the agreement. The agreement does not require that Central purchase a certain amount of product from us. While we believe that Central intends to incorporate our BioLargo technology into many of their products across product lines, have been engaged in related product development activities since the inception of the agreement, and Central’s management continues to indicate that it intends to launch products that will include BioLargo’s technology, there is no assurance they will incorporate our technology into their products, and if they were to fail to do so, they would not be in breach of the agreement. Central has two years of exclusivity in the “pet supplies industry” irrespective of the amount of product, if any, they purchase from us, and we will have to wait until March 2013, absent their consent, to enter into a similar agreement with a third party for sales in the “pet supplies industry”. The agreement also provides Central the right of first offer to acquire the right to commercialize new products based on BioLargo technologies in the “pet supplies industry”, following notice from us and a 90 day due diligence period. Central is not required to commercialize any new BioLargo product or technology, and there can be no assurance they will choose to do so. If Central declines to commercialize any such new product or technology, we are free to commercialize such products in the “pet supplies industry” under our own brand, but not under a third party’s brand. If Central were to "opt out" on any specific product, there can be no assurance that we would be able to generate meaningful revenues or otherwise successfully commercialize such products or technology.

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

We rely substantially on Horn for portions of our operational infrastructure.

We rely on Horn (www.ethorn.com, formerly the E.T. Horn Company) for distribution logistics for our products, and we sublease office space from them for our corporate office. Horn was founded in the early 1960’s, and its corporate office and blending facilities are located in La Mirada, California. With over 200,000 square feet of office and industrial space in La Mirada, and eleven other locations across the United States, Horn distributes raw materials and products nationwide. We rely on Horn to distribute our Odor-No-More products, and intend to rely on them to blend materials and products ordered by Central Garden & Pet, and to package and deliver those products and materials to them on a timely basis and at the quality required by our customer. While we believe that Horn has the capacity to meet our product demands in the foreseeable future for the pet supplies industry, there can be no assurance that they will have that capacity if we achieve our anticipated growth and sales in other industry sectors. If Horn were to cease operations, or had a disruption in service, it may affect our ability to meet the requirements of our customers. There is no assurance that we would be able to replace Horn in a timely manner, or that we would have the financial and human resources to create a similar distribution system.

 Many of the products incorporating our BioLargo technology will require regulatory approval.

The products in which our BioLargo technology may be incorporated have both regulated and non-regulated applications. The Isan system, which we own jointly with a third party, has only regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While the management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then we may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our BioLargo technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

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

We expect our operating expenses will continue to fluctuate significantly in 2012 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our BioLargo technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer, and Kenneth Reay Code, our chief technology officer. The loss of the services of either of these officers or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management, although management is evaluating the potential of securing this type of insurance in the future as may be available.

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

Our patents are expensive to maintain, our patent applications are expensive to prosecute, and thus we are unable to file for patent protection in many countries.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our BioLargo technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries on or before filing deadlines set forth by the International Patent Cooperation Treaty (“PCT”). Our limited capital resources preclude us from filing for patent protection in every PCT member country, which has resulted, and will continue to result, in the irrevocable loss of patent rights in many foreign jurisdictions.

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

Most of the chemicals and other key materials that we use in our business, such as minerals, fiber materials, and packaging materials, are neither generally scarce nor price sensitive, but prices for such chemicals and materials can be cyclical. SAP beads, which are a petrochemical derivative, have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present. Should the volume of our sales increase dramatically, we may have difficulty obtaining SAP beads or other raw materials at a favorable price. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

There are potential claims from prior business affiliates of IOWC regarding the BioLargo technology.

During the history of the development of the BioLargo technology, and prior to his involvement with our company, our CTO Mr. Code previously assigned the two patents registered with the United States Patent and Trademark Office (“USPTO”), which we acquired in April 2007, to a third party company. Mr. Code believes that the agreement between IOWC, Mr. Code and this other party was breached and terminated, and that such parties have no rights to any part of our BioLargo technology. Although the USPTO officially recognizes BioLargo as the owner of record of the two patents, more than 10 years has transpired since Mr. Code originally agreed to assign the two patents, and the third party has yet to threaten action, or to make a claim to the patents, such parties, or their successors or assigns, could make claims of rights of ownership to all or some portion of our BioLargo technology. In mitigation of any potential claim, we have filed numerous new patents applications, been granted multiple additional patents, and developed new intellectual property, including trade secrets, know how, and other proprietary information, all of which management believes is not related to the original patents, and, has acquired an equal ownership of certain intellectual property which is not related to the original patents that relate to the Isan system. However, despite all of these factors, in the event of a legal dispute, a lengthy and costly legal defense would be required to defend against any such claims, and notwithstanding our position in these potential disputes, we cannot predict the outcome of such litigation. Loss of our ownership of our BioLargo technology would have a serious adverse affect on our business and plan of operations. Any financial settlement of claims, including royalties we might have to pay to third parties, could have a material adverse affect on our results of operations.

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the OTCBB. Being quoted on the OTCBB has made it more difficult to buy or sell our stock and from time to time has led to a significant decline in the frequency of trades and trading volume. Continued trading on the OTCBB will also likely adversely affect our ability to obtain financing in the future due to the decreased liquidity of the our shares and other restrictions that certain investors have for investing in OTCBB traded securities. While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another stock exchange when the Company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq or another stock exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 16150 Heron Avenue, La Mirada, California 90638. We sublease our office space from Horn, our distribution partner.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2011, there were no litigation proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.

The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Yahoo Finance.

	2010		2011
	High	Low	High	Low
First Quarter	$0.70	$0.35	$0.57	$0.35
Second Quarter	$0.50	$0.25	$0.51	$0.29
Third Quarter	$0.40	$0.15	$0.45	$0.34
Fourth Quarter	$0.55	$0.35	$0.38	$0.22

The closing bid price for our common stock on April 4, 2012, was $0.30 per share. As of such date, there were approximately 609 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,739,258	$0.42	4,260,742	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	7,739,258	$0.42	4,260,742

(1)
This amount remains out of 12,000,000 shares issuable under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by our stockholders at the 2007 Annual Meeting of Stockholders on September 6, 2007, and amended by our stockholders in 2011. Upon the adoption of the 2007 Plan, a prior plan approved in 2004 was frozen and no further grants will be made under that plan.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities in the three-month period ended December 31, 2011 and those otherwise not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Fall 2008 Offering

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which were due and payable October 15, 2011, to 18 investors, convertible into an aggregate 1,446,000 shares of our common stock, at a conversion price of $0.50 per share. On October 15, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining aggregate principal balance of $723,000 and $72,300 of accrued and unpaid interest into an aggregate 1,590,600 shares of our common stock.

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

On July 19, 2011, we issued an aggregate 177,673 shares of common stock to holders of the Spring 2009 Notes in payment of $78,916 of aggregate annual interest due on the notes.

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), we received subscriptions from 16 accredited investors for the purchase of 1,336,299 shares of our common stock at $0.35 per share. In the year ended December 31 2011, we received $370,723 gross proceeds and issued 1,059,215 shares of our common stock. The remaining $96,979 was received subsequent to December 31, 2011.

Each purchaser of stock in the Fall 2011 Offering received, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares of common stock for $0.50 per share until December 31, 2012.

Payment of Consultant Fees

On December 23, 2011, we issued an aggregate 13,084 shares of our common stock, at a conversion price of $0.30, in lieu of $3,925 of fees related to consultants.  This entire amount related to services performed in 2011.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2011 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2011 and 2010

Revenue

We generated $156,189 in revenue during the year ended December 31, 2011, compared with $156,761 in revenue during the year ended December 31, 2010. Of these amounts, $115,500 and $7,500, respectively, are comprised of the recognition of deferred revenue related to the Isan USA license transaction. See Note 4 to our Consolidated Financial Statements for further information regarding this transaction.

With the evolution of the relationship with our master distribution partner Horn such that Horn is purchasing product from us and stocking inventory that we may draw on to make sales to our other customers, in 2011 we began categorizing product sales to Horn as “deferred revenue” on our Balance Sheet. Once sales are made to other distributors, retailers, or consumers, by either Horn, or us, such amounts are included product revenue on our Income Statement. The decrease in 2011 as compared with 2010 is related in part to this change, and in part to the focus of our efforts on product development and sales and licensing in other areas.

Cost of Goods Sold

Our cost of goods sold during 2011 was $44,756 or 110% of product revenues, as compared with $125,484 in 2010, or 84% of 2010 revenues. Our cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries related to the product development and manufacturing. Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in higher fluctuations than we anticipate in future years. The difference in the percentage in 2011 versus 2010 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $3,165,201 for the year ended December 31, 2011, compared to $4,119,728 for the year ended December 31, 2010, a decrease of $954,527. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $1,072,242 for the year ended December 31, 2011, compared to $1,562,212 for the year ended December 31, 2010, a decrease of $489,970. The decrease is primarily attributable to the completion in 2010 of a vesting period for an option, resulting in a non-cash stock option compensation expense in 2010, but no such expense for that option in 2011.

b. Consulting Expenses: These expenses were $841,086 for the year ended December 31, 2011, compared to $1,417,915 for the year ended December 31, 2010, a decrease of $576,829, respectively. The decrease is primarily attributable to the completion in 2010 of a vesting period for options issued to two consultants, resulting in a non-cash stock option compensation expense in 2010, but no such expense for that option in 2011.

c. Professional Fees: These expenses were $461,662 for the year ended December 31, 2011, compared to $304,893 for the year ended December 31, 2010, an increase of $156,769. This increase is primarily due to increased legal fees and additional expense recorded in connection with issuing options to convert obligations.

Research and Development

Research and development expenses were essentially the same in the years ended December 31, 2011 and 2010. The decrease of $1,069 from 2010 to 2011 is nominal and does not indicate any decrease in research and development activities.

Interest expense

Interest expense totaled $793,259 for the year ended December 31, 2011, compared to $1,667,555 for the year ended December 31, 2010, a decrease of $874,296. The decrease is due in part to the full payment of outstanding convertible notes issued in our Spring 2007 offering, Spring 2008 offering, and Fall 2008 offering. The decrease is also due to less amortization expense related to the fair value of the warrants issued in connection with our convertible debt.

Net Loss

Net loss for the year ended December 31, 2011 was $3,954,389, a loss of $0.07 per share, compared to a net loss for the year ended December 31, 2010 of $5,742,341, a loss of $0.13 per share. The decrease in net loss for the year ended December 31, 2011 is primarily attributable to the reduction in Selling, General and Administrative expenses, and the reduction of interest expense.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, such as with Central Garden and Pet, we expect to continue to have operating losses. Cash and cash equivalents totaled $128,498 at December 31, 2011. We had negative working capital of $1,171,508 as of December 31, 2011, compared with negative working capital of $1,935,767 as of December 31, 2010. We had negative cash flow from operating activities of $1,716,324 for the year ended December 31, 2011, compared to a negative cash flow from operating activities of $1,296,556 for the year ended December 31, 2010. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash. See Note 1 for a discussion of the presentation and preparation of the financial statements on a going concern basis.

Since we continue to be limited in terms of our capital resources, we are continuing to raise investment funds through private securities offerings. During the year ended December 31, 2011, we received gross of $1,443,493 pursuant to our private securities offerings. We will be required to raise substantial additional capital to continue our current operations, as well as to meet our liabilities as they become due, if our efforts to commercialize our technology do not generate cash flow in the near future. We will be required to raise substantial additional capital to fully carry out our business plans, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances. We may also be compelled to reduce or curtail certain activities to preserve cash. If we were forced to curtail aspects of our operations, there could be a material adverse impact on our financial condition and results of operations.

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

Valuation of Intangibles and Investments

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

Share-based Payments

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2010 and 2011 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for smaller public companies, and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2011.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders, currently scheduled to be held on June 1, 2012 (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this section is incorporated by reference from the section entitled “Proposal 1—Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Business—Executive Officers”.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)
3.2	Certificate of Designations creating Series A Preferred Stock (2)
3.3	Bylaws, as amended and restated (1)
4.1	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)
4.2	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)
4.3	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)
4.4	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)
4.5	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)
4.6	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)
4.7	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)
4.8	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)
4.9	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)
4.10	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)
4.11	Promissory Note (Masteller) (15)
4.12	Form of Convertible Promissory Note issued in the Spring 2010 Offering (16)
4.13	Form of Eighteen Month Warrant issued in the Spring 2010 Offering (16)
4.14	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering (16)
4.15*	Form of Warrant issued in the Fall 2011 Offering
4.16*	Form of Warrant issued in the Winter 2012 Offering
10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (4)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (4)
10.3	BioLargo, Inc. 2007 Equity Incentive Plan (5)
10.4	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan (19)
10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (6)
10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace (6)
10.7	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (6)
10.8†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (7)
10.9	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)
10.10	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)
10.11	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (17)
10.12	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)
10.13	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)
10.14	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)

10.15	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.16	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (18)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.
(16)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2009
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.
(19)	Incorporated herein by reference from the Def 14C filed by the Company on May 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 5, 2012	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	April 5, 2012
Dennis P. Calvert

/s/ Charles K. Dargan II	Chief Financial Officer	April 5, 2012
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Technology Officer and Director	April 5, 2012
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	April 5, 2012
Joseph L. Provenzano

/s/ Gary A. Cox	Director	April 5, 2012
Gary A. Cox

/s/ Dennis E. Marshall	Director	April 5, 2012
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	April 5, 2012
Kent C. Roberts II

/s/ John S. Runyan	Director	April 5, 2012
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioLargo, Inc.

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

HASKELL & WHITE LLP

April 5, 2012

Irvine, California

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2011

	December 31, 2010	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,069	$128,498
Accounts receivable, net of allowance	16,216	10,476
Inventory	7,813	61,865
Prepaid expenses	3,815	1,346

Total current assets	452,913	202,185

FIXED ASSETS
Equipment, net	6,826	2,700

OTHER ASSETS
Deposit	—	41,502

TOTAL ASSETS	$459,739	$246,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$710,419	$706,688
Convertible notes payable, current portion	1,636,625	670,410
Discount on convertible notes, current portion net of amortization	(211,364)	(255,914)
Note payable	120,000	100,000
Deferred revenue	115,500	52,509
Customer deposit	17,500	100,000

Total Current Liabilities	2,388,680	1,373,693

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	1,120,185	438,775
Discount on convertible notes, net of current portion and amortization	(456,243)	(48,484)

Total Long-term Liabilities	663,942	390,291

TOTAL LIABILITIES	3,052,622	1,763,984

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 11, 12 and 14)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2010 and December 31, 2011.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 51,782,619 and 59,242,220 Shares Issued, at December 31, 2010 and December 31, 2011.	34,734	39,737
Additional Paid-In Capital	60,883,288	65,907,960
Accumulated Deficit	(63,510,905)	(67,465,294)

Total Stockholders’ Equity (Deficit)	(2,592,883)	(1,517,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$459,739	$246,387

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	2010	2011

Revenue
License fee	$7,500	$115,500
Product	149,261	40,689
Total revenue	156,761	156,189

Cost of goods sold	125,484	44,756

Gross Margin	31,277	111,433

Costs and expenses
Selling, general and administrative	4,119,728	3,165,202
Research and development	100,564	99,495
Amortization and depreciation	9,564	7,866

Total costs and expenses	4,229,856	3,272,563

Loss from operations	(4,198,579)	(3,161,130)

Interest expense	(1,667,555)	(793,259)
Other Income	123,793	—
Net other expense	(1,543,762)	(793,259)

Net loss	$(5,742,341)	$(3,954,389)
Loss per common share – basic and diluted
Loss per share	$(0.13)	$(0.07)

Weighted average common share equivalents outstanding	45,818,844	55,714,686

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 30, 2010 AND 2011

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2009	43,196,355	$28,969	$53,876,278	$(57,768,564)	$(3,863,317)
Vested portion of stock options	—	—	1,747,801	—	1,747,801
Issuance of warrants as part of convertible note offering and note payable	—	—	450,327	—	450,327
Fair value of the six-month extension of the 2009 Warrant	—	—	277,992	—	277,992
Issuance of stock options and a warrant to consultants	—	—	512,441	—	512,441
Issuance of stock options to officers and board of directors	—	—	555,026	—	555,026
Issuance of stock for the exercise of a warrant	320,000	215	39,785	—	40,000
Issuance of stock for cash received from the Summer 2010 PPM	3,425,011	2,310	1,025,190	—	1,027,500
Issuance of stock for services to consultants	758,029	513	339,706	—	340,219
Issuance of stock for services to officers and board of directors	1,155,306	776	422,760	—	423,536
Issuance of stock for an accrued and unpaid obligation to a related party, New Millennium	454,546	305	149,695	—	150,000
Conversion of 2007 Offering of convertible notes and related accrued interest obligations	1,788,032	1,209	1,250,409	—	1,251,618
Conversion of the accrued interest obligations related to the 2009 Spring Notes	109,851	34	42,200	—	42,234
Conversion of the accrued interest obligations related to the Spring 2008 Notes	268,019	196	91,585	—	91,781
Conversion of 2008 Fall Offering of convertible notes and related accrued interest obligation	207,470	140	72,160	—	72,300
Conversion of a portion of the principal of a note payable obligation	100,000	67	29,933	—	30,000
Net Loss for the year ended December 31, 2010	—	—	—	(5,742,341)	(5,742,341)
BALANCE DECEMBER 31, 2010	51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)
Issuance of stock for cash received in Winter 2011 PPM	2,765,070	1,872	965,896	—	967,768
Conversion of the 2008 Fall Notes and accrued interest obligations	1,590,600	1,066	794,234	—	795,300
Conversion of the 2008 Spring Notes and accrued interest obligations	733,108	492	989,184	—	989,676
Conversion of a Spring 2009 Note and accrued interest obligation	21,754	15	11,949	—	11,964
Conversion of the accrued interest related to the Spring 2009 Notes	155,919	74	66,967	—	67,041
Conversion of the accrued interest related to the Spring 2010 Notes	100,092	76	46,910	—	46,986
Issuance of stock for cash received in Summer 2010 PPM	350,000	236	104,764	—	105,000
Issuance of stock for cash received in Fall 2011 PPM	1,059,215	715	370,008	—	370,723
Issuance of stock for services to consultants	93,599	61	45,801	—	45,862
Issuance of stock for services to Officers	590,244	396	241,602	—	241,998
Issuance of stock options to consultants	—	—	717,989	—	717,989
Issuance of warrants to consultants	—	—	100,950	—	100,950
Issuance of stock options to officer and Board of directors	—	—	333,080	—	333,080
Fair value of warrant extension	—	—	235,338	—	235,338
Net loss for the year ended December 31, 2011	—	—	—	(3,954,389)	(3,954,389)
BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$(1,517,597)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2011

	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,742,341)	$(3,954,389)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	1,325,057	600,470
Non-cash accrued option compensation expense	1,068,591	—
Non-cash expense related to options issued to officers and board of directors	455,786	268,705
Non-cash expense related to stock issued to our board of directors for settlement of obligations	135,457	163,998
Non-cash expense related to options issued to consultants	317,949	714,160
Non-cash expense related to stock issued to consultants	340,219	45,862
Amortization and depreciation expense	9,564	7,866
Increase (decrease) in cash from change in:
Accounts receivable	(1,609)	5,740
Inventory	1,865	(54,502)
Prepaid expenses	771	2,469
Other assets	—	(41,502)
Accounts payable and accrued expenses	659,135	504,840
Deferred revenue	115,500	(62,991)
Customer deposits	17,500	82,500
Net Cash Used In Operating Activities	(1,296,556)	(1,716,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	—	(3,740)
Net Cash Used In Investing Activities	—	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	1,027,500	1,443,493
Proceeds from convertible notes	438,775	—
Proceeds from note payable	100,000	—
Proceeds from exercise of warrant	40,000	—
Payments on note payable	(20,000)	(20,000)
Net Cash Provided By Financing Activities	1,586,275	1,423,493

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	289,719	(296,571)
CASH AND CASH EQUIVALENTS — BEGINNING	135,350	425,069
CASH AND CASH EQUIVALENTS — ENDING	$425,069	$128,498

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$3,000	$4,868

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of the Company’s common stock:
Related party obligations – New Millennium	$150,000	—
Board of Directors and officer obligations	$363,536	—
Consultant obligations	$157,312	$78,000
Option or warrant issued to purchase shares of the Company’s common stock:
Consultant obligations	$234,246	$279,339
Board of Directors and officer obligations	$149,240	$163,998

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2007 Notes convertible note payable obligations	$968,000	$—
Convertible Noteholders accrued and unpaid interest	$489,514	$263,342
Conversion of a portion of a note payable	$30,000	$—
Conversion of the 2008 Spring Notes and related accrued interest	$—	$989,676
Conversion of the 2008 Fall Notes and related accrued interest	$—	$795,300

Fair value of warrants issued:
Fair value of the issuance of warrants in conjunction with convertible note offerings	$430,327	$—
Issuance of warrants in conjunction with note payable	$20,000	$—
Issuance of a warrant to a consultant for services provided	$25,000	$—
Fair value of warrants in conjunction with a convertible note offering repricing in 2010 and extension in 2011	$277,992	$235,338

See accompanying notes to consolidated financial statements

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,954,389 for the year ended December 31, 2011, and at December 31, 2011, we had negative working capital of $1,171,508, current assets of $202,185, and an accumulated stockholders’ deficit of $67,465,294. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $128,498 at December 31, 2011. We generated revenues of $156,189 in the year ended December 31, 2011, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of December 31, 2011, we had $1,209,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of December 31, 2011, we had $706,688 of outstanding accounts payable and accrued expenses, of which $86,720 relates to interest due on outstanding promissory notes, and $619,968 relates to accrued and unpaid payables. (See Note 10.)

During the year ended December 31, 2011, we received $1,443,493 pursuant to our private securities offerings. (See Note 5.)  Additionally, during March 2011, pursuant to the Central Garden & Pet Company transaction, we received $100,000 deposit for future orders. (See Note 3.)

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

Organization

The Company was initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. It operates two subsidiaries, BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, and Odor-No-More, Inc., organized under the laws of the State of California in 2009.

Business Overview

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the BioLargo technology, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner. The centerpiece of our BioLargo technology is CupriDyne®, which works by combining minerals with water from any source and delivering “free-iodine” on demand, in controlled dosages, in order to balance efficacy of disinfectant or odor control performance with concerns about toxicity.

Our BioLargo technology delivers “Nature’s Best Solution®” – iodine – to an array of problems, including odor and moisture control, disinfection, wound healing and contaminated water. Our technology enables us to deliver precise dosing of iodine in a variety of physical forms and delivery systems, which often include the combination of chemical reagents with other materials. We primarily focus on developing uses and/or applications for our technology for its use in products, in order for us to secure a licensing and/or supplier agreement with other companies, that will in turn, sell services or products to their customers within a specific industry segment.

Armed with a solution to these problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have developed and commercially launched products in only one area -- the animal health industry, under the brand name “Odor-No-More”. In March 2011, we entered into an exclusive license and supply agreement with Central Garden & Pet Company (“Central Garden & Pet”, or “Central”), the industry leading producer of premium pet products in the United States. While we continue to advance our efforts to market and sell our Odor-No-More products, with the addition of key industry experts to our team, we are also actively seeking opportunities for product sales or licensing in the oil and gas industry, the food processing industry, and the medical products industry.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2010 and 2011, we had two subsidiaries, BioLargo Life Technologies, Inc. (“BLTI”) and Odor-No-More, Inc. (“ONM”). The consolidated balance sheets include the accounts of BioLargo, Inc. and BLTI and ONM. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution.  As of December 31, 2011, our cash deposits at U.S banks was less than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner.  From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, the Company does not anticipate non-performance.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts.  Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $4,000 at December 31, 2010 and 2011.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2010	December 31, 2011
Raw materials	$5,013	$27,556
Finished goods (Note 4.)	2,800	34,309
Total inventory	$7,813	$61,865

The increase in inventory for the year ended December 31, 2011 is primarily a result of the production of our new 5lb bag bedding additive product.

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $21,862 and $29,728 as of December 31, 2010 and 2011, respectively. Depreciation expense for the years ended December 31, 2010 and 2011 was $9,564 and $7,866, respectively.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2010 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of asset and liabilities.  Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The effect on deferred tax asset and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments as of December 31, 2011 and 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Note 3.  Customer Deposit

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

Through the date of the filing of this Annual Report, no product orders were received under the Central contract.

 Note 4. Deferred Revenue

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”) with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000. Of the amounts received from Isan USA, $109,720 was considered deferred revenue. Isan USA was unable to secure financing, and ceased making the required monthly payments. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA mutually agreed to terminate the Isan USA Sublicense. The remaining Isan USA deferred revenue balance of $109,720 was recorded as revenue during the year ended December 31, 2011.

Horn Warehouse

As of December 31, 2011, we had finished goods totaling $31,278 of product at our distribution partner, Horn (formerly the E.T. Horn Company). Horn warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, the sale to Horn is deferred until such time as the product is sold to retailers and/or end-users. As of December 31, 2011, a balance of $52,509 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

Note 5. Private Securities Offerings

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), we received subscriptions from 16 accredited investors for the purchase of 1,336,299 shares of our common stock at $0.35 per share. In the year ended December 31 2011, we received $370,723 gross proceeds and issued 1,059,215 shares of our common stock. The remaining funds were received subsequent to December 31, 2011. (See Note 13.)

Each purchaser of stock in the Fall 2011 Offering received, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares of common stock for $0.50 per share until December 31, 2012. (See Note 7.)

Winter 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2011 and terminated June 2011 (the “Winter 2011 Offering”) we sold 2,765,070 shares of our common stock at $0.35 per share and received $967,768 gross proceeds from the sales.

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

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,775 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 18 investors, the principal amount of which is convertible into an aggregate 763,235 shares of our common stock, at $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

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

Spring 2009 Offering

Pursuant to a private offering that commenced April 2009 (the “Spring 2009 Offering”) and terminated November 2009, we sold $681,410 of our 10% convertible notes (the “Spring 2009 Notes”), which are due and payable on June 1, 2012, to 23 investors, the principal amount of which is convertible into an aggregate 1,238,935 shares of our common stock at a price of $0.55 per share. The Spring 2009 Notes can be converted voluntarily by the noteholders at any time prior to the maturity date. We can unilaterally convert the Spring 2009 Notes (i) on or after December 15, 2009, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2009 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the June 1, 2012 maturity date.

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

Fall 2008 Offering

Pursuant to a private offering that commenced October 2008 (the “Fall 2008 Offering”) and terminated March 2009, we sold $723,000 of our 10% convertible notes (the “Fall 2008 Notes”), which were due and payable October 15, 2011, to 18 investors, convertible at a price of $0.50 per share. These notes were fully paid at maturity by the issuance of stock pursuant to the terms of the notes. (See Note 6.)

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $0.50 per share and expired unexercised on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant”) is exercisable at $1.00 per share (initially issued at$2.00 per share) and was set to expire on October 15, 2011. The expiration date was extended by a year to October 15, 2012 (see Note 7).

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of Notes

Fall 2008 Notes

On the October 15, 2011 maturity date of the Fall 2008 Notes (see Note 5), pursuant to the terms of the Fall 2008 Notes, we elected to convert the remaining $723,000 aggregate principal balance of the notes, and $72,300 of accrued and unpaid interest, into an aggregate 1,590,600 shares of our common stock, fulfilling our obligations with respect to the notes.

Spring 2008 Notes

On the March 31, 2011 maturity date of the Spring 2008 Notes (see Note 5), pursuant to the terms of the Spring 2008 Notes, we elected to convert the remaining $913,625 aggregate principal balance of the notes, and $76,051 of accrued and unpaid interest, into an aggregate 733,108 shares of our common stock, fulfilling our obligations with respect to the notes.

Spring 2009 Notes

On April 16, 2011, a holder of a promissory note issued in our Spring 2009 Offering (see Note 5) elected to convert the principal balance of $11,000, and accrued unpaid interest of $964, into an aggregate 21,754 shares of our common stock, at a conversion price of $0.55.

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

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2009	9,766,456	$0.125 – 2.00
Issued	1,627,842	$0.50 – 1.00
Exercised	(320,000)	$0.125
Expired	(4,180,083)	$0.125 – 2.00
Outstanding as of December 31, 2010	6,894,215	$0.75 – 1.30
Issued	3,723,118	$0.75 – 1.00
Exercised	—	$—
Expired	(3,336,695)	$0.75 – 2.00

Outstanding as of December 31, 2011	7,280,683	$0.125 – 1.00

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

	2010	2011
Risk free interest rate	0.24 – 1.38%	0.22 – 1.87%
Expected volatility	400 – 765%	150 – 558%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $1,325,057 and $600,470 of interest expense related to the amortization of the discount on convertible notes for the years ended December 31, 2010 and 2011, respectively.

Fall 2011 Warrants

From the inception of our Fall 2011 Offering in September 2011 through December 31, 2011, we issued warrants to purchase up to an aggregate 1,059,215 shares of our common stock to the purchaser of stock in our Fall 2011 Offering. These warrants are set to expire on December 31, 2012 and have an exercise price of $0.50 per share.

Spring 2010 Warrants

From the inception of our Spring 2010 Offering on January 15, 2010, through its termination in July 2010, we issued warrants to purchase up to an aggregate 1,527,842 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 763,235 shares which were initially set to  expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 763,235 shares which expire January 15, 2013, at an exercise price of $1.00 per share.

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six months from July 15, 2011 to January 15, 2012.  The fair value of the extension was an aggregate $57,089 and will be expensed ratably through the expiration period of January 15, 2012. This warrant expired January 15, 2012, unexercised.

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

On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172 which will be expensed ratably through the expiration period of October 15, 2012.

Spring 2008 Warrants

Pursuant to the terms of the Spring 2008 Warrants, we issued warrants to purchase up to an aggregate 1,353,550 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Spring 2008 One-Year Warrants to purchase an aggregate 676,775 shares which expired March 31, 2009, at an exercise price of $0.50 per share (initially issued at $1.00 per share), and Spring 2008 Three-Year Warrants to purchase up to an aggregate 676,775 shares which expired March 31, 2011, at an exercise price of $1.00 per share (initially issued at $1.50 per share).

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

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2010 and December 31, 2011 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2010 and December 31, 2011 there were 51,782,619 and 59,242,220 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2011 is comprised of the following stock issuances: (i) 2,765,070 shares of our common stock issued to purchasers of our Winter 2011 PPM, (ii) 1,590,600 shares of our common stock issued to purchasers or our Fall 2008 convertible notes (iii) 1,059,215 shares issued to purchasers of our Fall 2001 PPM, (iv) 733,108 shares as payment of our Spring 2008 Notes and related accrued interest, (v) 590,244 shares of our common stock to our officers for payment of payables and as a stock bonus, (vi) 350,000 shares issued to purchasers of our Summer 2010 PPM, (vii) 177,673 shares as payment of our Spring 2009 Notes accrued interest, (viii) 100,092 shares as payment of our Spring 2010 Notes accrued interest, and (ix) 93,599 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

During the period ended December 31, 2011 we issued options to third-party consultants and our officers and members of our board of directors, as reflected in the following tables.

Third-party consultants:

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(1)	$0.35 - 0.45	$0.30 - 0.45	839,459	$279,792	$279,792
Issued by Compensation Committee	(2)	$0.41	$0.41	565,000	231,650	231,650
Pursuant to an agreement	(3)	$0.35 - 0.40	$0.33 - 0.40	639,897	251,890	181,214
Total				2,044,356	$763,332	$692,655

(1)
During 2011 we issued Options to purchase an aggregate 839,459 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $168,903. (See Note 10.) Each option is fully vested upon issuance and expires ten years from the date of issuance.  The fair value of these options totaled $279,792 resulting in an additional $111,699 of selling, general and administrative expense.

(2)
On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee. In total, options to purchase an aggregate 565,000 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, the closing price of the Company’s common stock on the date of grant. Each option is fully vested upon issuance and expires ten years from the date of issuance.

(3)
On December 23, 2011, we entered into a month to month agreement with a consultant and in accordance with the agreement, issued an option to purchase 102,000 shares of our common stock at an exercise price of $0.35, the stock price on the grant date. 42,500 of the options vested immediately and the balance 59,500 vest monthly until July 2012.  The options are exercisable for ten years.  The aggregate fair value of these options total $33,660 and $14,025 was expensed as selling, general and administrative expense through December 31, 2011 and the remaining $19,635 will be expensed ratably through July 2012.

On August 31, 2011, we entered into a one-year agreement with a senior advisor and in accordance with the agreement, issued an option to purchase 250,000 shares of our common stock at an exercise price of $0.40, the stock price on the grant date. The options vest monthly over the one year term of the agreement and are exercisable for ten years.  The aggregate fair value of these options total $87,500 and $36,458 was expensed as selling, general and administrative expense through December 31, 2011 and the remaining $51,042 will be expensed ratably through July 2012.

Pursuant to the terms of an agreement with a senior advisor dated July 10, 2011, we granted options to purchase an aggregate 287,897 shares of our common stock to a consultant. These options are fully vested and are exercisable at prices ranging between $0.40 and $0.51 depending upon their respective dates of grant. The fair value of these option issuances was an aggregate $130,700 and was recorded as selling, general and administrative expense.

Officers and board of directors:

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(4)	$0.35 - 0.48	$0.32 - 0.48	539,345	$195,163	$195,163
Issued by Compensation Committee	(5)	$0.41	0.41	200,000	82,000	82,000
Pursuant to an agreement	(6)	$0.35 - 0.42	$0.35 - 0.42	158,334	64,117	55,917
				897,679	$341,280	$333,080

(4)
On December 30, 2011 we issued an option to purchase an aggregate 325,000 shares of our common stock to our board of directors at $0.35 per share, in lieu of $65,000 of accrued and unpaid obligations. Each option expires ten years from the date of issuance. The fair value of these options totaled $104,000 and was recorded as selling, general and administrative expense for the period ending December 31, 2011.

On April 2, 2011 we issued an option to purchase an aggregate 46,875 shares of our common stock to a board of directors at $0.35 per share, in lieu of $15,000 of accrued and unpaid obligations. Each option expires ten years from the date of issuance.  The fair value of these options totaled $22,500 and was recorded as selling, general and administrative expense for the period ending December 31, 2011.

On March 17, 2011 we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.35 per share, in lieu of $40,000 of accrued and unpaid obligations.  Each option expires ten years from the date of issuance.  The fair value of these options totaled $68,663 and was recorded as selling, general and administrative expense for the period ending December 31, 2011.

(5)
On March 17, 2011, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to our Secretary and VP of Operations, consistent with management’s recommendations to the committee. In total, options to purchase an aggregate 200,000 shares of the Company’s common stock were issued, at an exercise price of $0.41 per share, the closing price of the Company’s common stock on the date of grant. Each option is fully vested upon issuance and expires ten years from the date of issuance.  The fair value of these options totaled $82,000 and was recorded as selling, general and administrative expense for the period ending December 31, 2011.

(6)
On August 18, 2011 we issued an option to purchase an aggregate 8,334 shares of our common stock to a new independent member of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to any new independent director. The option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.35 per share, the price of our common stock on the grant date. The fair value of this option totaled $2,917 and was expensed.

On June 14, 2011 we issued an option to purchase an aggregate 20,000 shares of our common stock to the existing members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option at each proxy.  The option vests upon issuance, expires ten years from the date of issuance, and is exercisable at $0.39 per share, the price of our common stock on the grant date. The fair value of this option totaled $7,800and was expensed.

During March 2011, we granted options to purchase an aggregate 130,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at exercise prices ranging between $0.41 and $0.42 depending upon their respective dates of grant and vest ratably from February 28, 2011 through January 31, 2012.  Through December 31, 2011, 120,000 options have vested.  The options are exercisable for ten years from its respective date of grant.  The fair value of these option issuances was an aggregate $53,400 and $49,300 was recorded as selling, general and administrative expense as of December 31, 2011. The $4,100 of fair value related to the remaining 10,000 options will be expensed January 2012.

During the period ended December 31, 2010 we issued the following options to:

Third-party consultants:

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(7)	$0.30	$0.23	1,026,378	$236,067	$236,067
Issued by Compensation Committee	(8)	$0.58	$0.50	200,000	100,000	100,000
Pursuant to an agreement	(9)	$0.22-0.40	$0.25-0.45	327,507	106,686	106,686
Grand Total				1,553,885	$442,753	$442,753

(7)
During 2010 we issued Options to purchase an aggregate 1,026,378 shares of our common stock at $0.30 per share to some of our third party consultants in lieu of $215,276 of accrued and unpaid obligations. Each option is fully vested upon issuance and expires ten years from the date of issuance.  The fair value of these options totaled $236,067 resulting in an additional $20,791 of selling, general and administrative expense.

(8)
On February 1, 2010, the Company’s Compensation Committee issued an Option to purchase 200,000 shares of our common stock at $0.58 per share, pursuant to the Company’s 2007 Equity Incentive Plan to outside consultants and professionals who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.  Each option is fully vested upon issuance and expires ten years from the date of issuance.  The fair value of these options totaled $100,000 recorded as selling, general and administrative expense as of December 31, 2010.

(9)
During the year ended December 31, 2010, we granted options to purchase an aggregate 280,007 shares of our common stock to a senior advisor, pursuant to the terms of our engagement agreement with him. These options are exercisable at various exercise prices ranging between $0.22 and $0.40 depending upon their respective dates of grant. Each option is fully vested upon issuance and is exercisable for ten years from its respective date of grant. The resulting aggregate fair value of $92,911 was recorded as selling, general and administrative expense as of December 31, 2010.

On September 29, 2010, we granted options to purchase an aggregate 280,007 shares of our common stock to a consultant, pursuant to the terms of our engagement agreement with him. These options are exercisable at $0.30 and the stock price on the grant date was $0.29.  The option is fully vested upon issuance and is exercisable for ten years. The resulting aggregate fair value of $13,775 was recorded as selling, general and administrative expense as of December 31, 2010.

Officers and board of directors

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(10)	$0.30	$0.23	746,203	$171,627	$171,627
Issued by Compensation Committee	(11)	$0.58 to	$0.50	660,000	330,000	330,000
Pursuant to an agreement	(12)	$0.23 - 0.50	$0.23 - 0.50	140,000	53,400	53,400
				1,546,203	$555,027	$555,027

(10)
On August 4, 2010, in an effort to preserve our cash and reduce outstanding payables, the Board offered to officers and board members the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. The Option may be exercised at $0.30 cents a share, and are issued pursuant to our 2007 Equity Incentive Plan, and expire five years from the date of issuance.

We issued Options to purchase an aggregate 746,203shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $149,240.  Of this amount we issued an option to an officer to purchase 496,203 shares of our common stock at $0.30 per share in lieu of $99,240 in unpaid salary obligations that were incurred in fiscal year 2009, an option to our board of directors to purchase 250,000 shares of our common stock at $0.33 per share in lieu of $50,000 in unpaid salary obligations that were incurred in fiscal year 2010,

(11)	On February 1, 2010, the Company’s Compensation Committee issued options pursuant to the Company’s 2007 Equity Incentive Plan to certain officers who have and continue to provide services to the Company, consistent with management’s recommendations to the committee.

In total, options to purchase an aggregate 660,000 shares of the Company’s common stock were issued, at an exercise price of $0.575 per share, which price was $0.075 more than the $0.50 closing price of the Company’s common stock on the date of grant.  The options are fully vested upon issuance and expire 10 years from the date of grant. With one exception, the options issued expire ten years from the date of grant (the option issued to Mr. Code expires five years from the date of grant).

(12)
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

On June 11, 2010 we issued an option to purchase an aggregate 20,000 shares of our common stock to the existing members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option at each proxy.  The option vests upon issuance, expires ten years from the date of issuance, and is exercisable at $0.40 per share, the price of our common stock on the grant date. The fair value of this option totaled $8,000and was expensed.

During the years ended December 31, 2010 and 2011 we recorded an aggregate $925,800 and $1,144,928 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

Activity for our stock options under the 2007 Plan for the years ended December 31, 2010 and 2011 is as follows:

	Options	Shares		Weighted Average
	Outstanding	Available	Price per share	Price per share
Balances as of December 31, 2009	1,697,135	4,302,865	$0.28 – 1.89	$0.75
Granted	3,100,088	(3,100,088)	0.23 – 0.50	0.38
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of December 31, 2010	4,797,223	1,202,777	$0.23 – 1.89	$0.51
Amendment to increase	—	6,000,000	—	—
Granted	2,942,035	(2,942,035)	0.35	0.35
Exercised	—	—	—	—
Canceled	—	—	—	—

Balances, December 31, 2011	7,739,258	4,260,742	$0.23 – $1.89	$0.42

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2011.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	December 31,	Average
December 31, 2011	Exercise Price	Life	Price	2010	Exercise Price
20,000	$0.40	6	$0.40	20,000	$0.40
605,000	$0.94 – 1.03	6	$0.97	105,000	$0.94
50,000	$1.89	6	$1.89	50,000	$1.89
110,000	$0.35 – 1.65	7	$1.04	110,000	$1.04
120,000	$0.28 - 0.50	7	$0.40	120,000	$0.40
20,000	$0.33	0.25	$0.33	20,000	$0.33
557,035	$0.50	1	$0.50	557,035	$0.50
155,100	$0.55	1	$0.55	155,100	$0.55
30,000	$0.57	8	$0.57	30,000	$0.57
30,000	$0.45 – 0.50	8	$0.48	30,000	$0.48
200,000	$0.50	8	$0.50	200,000	$0.50
660,000	$0.50	6	$0.50	600,000	$0.50
50,000	$0.25 – 0.40	8	$0.35	50,000	$0.35
1,820,081	$0.30	4	$0.30	1,820,081	$0.30
30,000	$0.24 - 0.35	9	$0.27	30,000	$0.27
280,007	$0.22 - .40	9	$0.32	280,007	$0.32
30,000	$0.40 – 0.50	9	$0.44	30,000	$0.44
10,000	$0.42	9	$0.42	10,000	$0.42
765,000	$0.41	9	$0.41	765,000	$0.41
260,902	$0.41 – 0.45	4	$0.42	260,902	$0.42
120,000	$0.41	9	$0.41	120,000	$0.41
46,875	$0.48	5	$0.48	46,875	$0.48
20,000	$0.39	10	$0.39	20,000	$0.39
36,585	$0.45	10	$0.45	36,585	$0.45
231,078	$0.43 – 0.51	10	$0.47	231,078	$0.47
65,153	$0.35 – 0.40	10	$0.38	65,153	$0.38
250,000	$0.40	10	$0.40	83,333	$0.40
1,136,442	$0.35	10	$0.35	1,116,807	$0.35
7,739,258	$0.33 – 1.89	7	$0.46	7,552,956	$0.46

Options issued outside of the 2007 Equity Incentive Plan

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison is formerly a member of our Board of Directors. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years and expire 10 years from the issue date. Should Mr. Harrison’s agreement terminate, no further shares will vest.  The fair value of this option totaled $304,000 and through the year ended December 31, 2011 we recorded $25,333 as consulting expense and the remaining fair value of $278,667 will be expensed ratably through August 31, 2015.

	Options		Weighted Average
	Outstanding	Price per share	Price per share
Balances as of December 31, 2009	10,825,234	$0.18 – 0.99	$0.38
Granted	46,250	0.30	0.30
Exercised	—	—	—
Canceled	—	—	—
Balances as of December 31, 2010	10,871,484	$0.18 – 0.99	$0.38
Granted	800,000	$1.00	$1.00
Exercised	—	—	—
Canceled	—	—	—

Balances as of, December 31, 2011	11,671,484	$0.25 – $1.89	$0.43

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2011.

		Weighted		Currently Exercisable
		Average	Weighted	Number of
Options		Remaining	Average	Shares at	Weighted
Outstanding at		Contractual	Exercise	December 31,	Average
December 31, 2011	Exercise Price	Life	Price	2011	Exercise Price
7,733,259	$0.18	5	$0.18	7,733,259	$0.18
2,400,000	$0.99	1	$0.99	2,400,000	$0.99
691,975	$0.55	0.25	$0.55	691,975	$0.55
46,250	$0.30	4	$0.30	46,250	$0.30
800,000	$1.00	10	$1.00	66,667	$1.00
11,671,484	$0.18 – 1.00	4	$0.43	11,671,484	$0.43

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2011:

	2010		2011
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	1.55%	1.55 – 2.76	1.03-3.48%	2.24%
Expected volatility	724%	915%	724%	906%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	5	7	5	7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2010	2011
Accounts payable and accrued expenses	$519,156	$448,177
Accrued interest	164,694	86,720
Officer and Board of Director Payables	26,569	171,791
Total Accounts Payable and Accrued Expenses	$710,419	$706,688

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries and Board of Director Fees

On March 21, 2011, we issued an aggregate 190,244 shares of our common stock, at a conversion price of $0.41, which was the closing price of our common stock on the day of issuance, to our Chief Financial Officer in lieu of $78,000 in accrued and unpaid payables for his services.

On March 17, 2011, the Company’s Compensation Committee issued 400,000 shares of the Company’s common stock. Of this share issuance, 200,000 were issued to the Chief Executive Officer and the remaining 200,000 were issued to our Chief Technical Officer. The stock price was $0.41 on the date of grant, resulting in $163,168 of compensation expense.

During the year ended December 31, 2010, we converted an aggregate $423,536 of accrued and unpaid officer salary and unreimbursed expenses into shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Consultant Fees

On December 23, 2011, we issued an aggregate 13,084 shares of our common stock, at a conversion price of $0.30, in lieu of $3,925 of fees related to consultants.  This entire amount related to services performed in 2011.

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

Accrued Interest

During the years ended December 31, 2010 and 2011, we recorded $264,791 and $158,830 of interest expense related to the convertible notes outstanding, respectively.

On October 15, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining accrued and unpaid interest balance of $72,300 into 144,600 shares of our common stock, at a conversion price of $0.50 per share.

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

Issuance of Stock Options in exchange for payment of payables

During December 2011, we issued options to purchase an aggregate 1,034,442 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $206,888. (See Note 9.)

On March 17, 2011, in an effort to preserve our cash and reduce outstanding payables, the Board offered to third parties the opportunity to convert outstanding payable amounts into an option (“Option”) to purchase common stock in lieu of cash payment. We issued Options to purchase an aggregate 260,904 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $71,980. (See Note 9.) Of this amount we issued an option to purchase an aggregate 167,470 shares of our common stock to our board of directors at $0.41 per share, an option to purchase an aggregate 68,433 share of our common stock to a third-party consultants at $0.41 per share, and an option to purchase 25,000 shares of our common stock to a third-party consultant at $0.45 per share. Each option expires five years from the date of issuance.

During the year ended December 31, 2010, we converted an aggregate $149,240 of accrued and unpaid officer and board of director salary and unreimbursed expenses.

Note 11.  Notes Payable

On June 8, 2010, we received $100,000 and issued a promissory note with an initial maturity date of December 3, 2010, which accrues interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013.  (See Note 7.)  The maturity date of the note was extended to December 3, 2011, and again, to December 3, 2012.

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

For the year ended December 31, 2010 and 2011 we recorded $12,206 and $13,296 of interest expense related to these note payables.

Note 12. Provision for Income Taxes

Given the company’s historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California.

We have no unrecognized tax benefits for uncertain tax position as defined under GAAP for either of the years ended December 31, 2010 or 2011.  Further, we have evaluated our income tax position and concluded that no accrual for additional taxes, penalties or interest are required.  To the extent applicable in the future, interest and penalties will be included in pre-tax income as interest expense and tax penalties.

At December 31, 2011 we had federal and California tax net operating loss carry-forwards of approximately $33 million. In the event of changes in our ownership through common stock issuances, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2011, our U.S. Federal and California State income tax returns related to the years 2008-2010 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 (the “Winter 2012 Offering”) in which we seek to raise up to a maximum $1,000,000, we sold 1,455,722 shares of our common stock at $0.35 per share from 16 accredited investors and received $509,500 gross proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares for $0.50 per share until January 31, 2013.

Fall 2011 Offering

Subsequent to December 31, 2011, we received funds from investors previously subscribed to the Fall 2011 Offering and issued 277,084 shares of our common stock and warrants to purchase 277,084 shares of our common stock.