Form 10-Q
period 2012-03-31
BIOLARGO, INC.
filed 2012-05-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16150 Heron Avenue
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

The number of shares of the Registrant’s Common Stock outstanding as of May 11, 2012 was 62,794,649 shares.

BIOLARGO, INC.
FORM 10-Q

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND MARCH 31, 2012

	December 31, 2011	March 31, 2012 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,498	$310,592
Accounts receivable, net of allowance	10,476	17,755
Inventory	61,865	63,307
Prepaid expenses	1,346	—-

Total current assets	202,185	391,654

FIXED ASSETS
Equipment, net	2,700	1,365

OTHER ASSETS
Deposit	41,502	54,647

TOTAL ASSETS	$246,387	$447,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$706,688	$991,572
Convertible notes payable, current portion	670,410	670,410
Discount on convertible notes, current portion net of amortization	(255,914)	(81,479)
Note payable	100,000	100,000
Deferred revenue	52,509	36,658
Customer deposit	100,000	100,000

Total Current Liabilities	1,373,693	1,817,161

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	438,775	413,775
Discount on convertible notes, net of current portion and amortization	(48,484)	(36,811)

Total Long-term Liabilities	390,291	376,964

TOTAL LIABILITIES	1,763,984	2,194,125

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2011 and March 31, 2012.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 59,242,220 and 61,022,519 Shares Issued, at December 31, 2011 and March 31, 2012.	39,737	40,939
Additional Paid-In Capital	65,907,960	66,598,867
Accumulated Deficit	(67,465,294)	(68,386,265)

Total Stockholders’ Equity (Deficit)	(1,517,597)	(1,746,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$246,387	$447,666

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2012
(Unaudited)

	For the three-month periods ended March 31,
	2011	2012
Revenue
Product	$6,433	$30,816
License fee	3,085	—
Total revenue	9,518	30,816

Cost of goods sold	19,663	17,772

Gross (Loss) Margin	(10,145)	13,044

Costs and expenses
Selling, general and administrative	1,153,485	700,438
Research and development	27,188	16,311
Amortization and depreciation	2,495	1,335

Total costs and expenses	1,183,168	718,084

Loss from operations	(1,193,313)	(705,040)

Interest expense	(246,936)	(215,931)
Net other expense	(246,936)	(215,931)

Net loss	$(1,440,249)	$(920,971)
Loss per common share – basic and diluted
Loss per share	$(0.03)	$(0.02)

Weighted average common share equivalents outstanding	52,642,802	59,834,382

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012
(Unaudited)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$(1,517,597)
Issuance of stock for cash received in Winter 2012 PPM	1,327,150	896	463,604	—	464,500
Issuance of stock for cash received in Fall 2011 PPM	275,985	187	96,407	—	96,594
Issuance of stock for services to consultants and rent	130,147	87	44,138	—	44,225
Conversion of a 2010 Spring Note and accrued interest obligations	47,017	32	27,002	—	27,034
Issuance of stock options to consultants	—	—	49,289	—	49,289
Issuance of stock options to officer and Board of Directors	—	—	10,467	—	10,467
Net loss for the three-month period ended March 31, 2012	—	—	—	(920,971)	(920,971)

BALANCE MARCH 31, 2012	61,022,519	$40,939	$66,598,867	$(68,386,265)	$(1,746,459)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2012
(unaudited)

	For the three-month periods ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,440,249)	$(920,971)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	182,953	186,108
Non-cash expense related to options issued to officers and board of directors	104,888	10,467
Non-cash expense related to stock issued to our board of directors for settlement of obligations	163,998	—
Non-cash expense related to options issued to consultants	244,752	49,289
Non-cash expense related to stock issued to consultants	31,700	44,225
Amortization and depreciation expense	2,495	1,335
Increase (decrease) in cash from change in:
Accounts receivable	6,857	(7,279)
Inventory	(13,625)	(1,442)
Prepaid expenses	—	1,346
Other assets	—	(13,145)
Accounts payable and accrued expenses	196,598	286,918
Deferred revenue	(3,085)	(15,851)
Customer deposits	82,500	—

Net Cash Used In Operating Activities	(419,350)	(379,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	657,520	561,094
Proceeds from convertible notes	—	—
Payments on note payable	(20,000)	—

Net Cash Provided By Financing Activities	637,520	561,094

NET INCREASE IN CASH AND CASH EQUIVALENTS	214,429	182,094
CASH AND CASH EQUIVALENTS — BEGINNING	425,069	128,498

CASH AND CASH EQUIVALENTS — ENDING	$639,498	$310,592

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of the Company’s common stock:
Board of Directors and officer obligations	$78,000	—
Consultant obligations	$—	$—

Option or warrant issued to purchase shares of the Company’s common stock:
Consultant obligations	$26,205	$44,225
Board of Directors and officer obligations	$45,775	$10,467

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of a 2010 Spring Note and related accrued interest obligation	$—	$27,034
Conversion of the 2008 Spring Notes and related accrued interest	$989,676	$—

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $920,971 for the three-month period ended March 31, 2012, and at March 31, 2012, we had negative working capital of $1,425,507, current assets of $391,654, and an accumulated stockholders’ deficit of $68,386,265. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $310,592 at March 31, 2012. We generated revenues of $30,816 in the three-month period ended March 31, 2012, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2012, we had $1,184,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of March 31, 2012, we had $991,572 of outstanding accounts payable and accrued expenses, of which $114,193 relates to interest due on outstanding promissory notes, and $877,379 relates to accrued and unpaid payables. (See Note 10.)

During the three-month period ended March 31, 2012, we received $561,094 pursuant to our private securities offerings. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2011	March 31, 2012
Raw materials	$27,556	$38,102
Finished goods (see Note 4)	34,309	25,205
Total inventory	$61,865	$63,307

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $29,728 and $31,063 as of December 31, 2011 and March 31, 2012, respectively. Depreciation expense for the three-month periods ended March 31, 2011 and 2012 was $2,495 and $1,335, respectively.

Other Assets - Deposit

“Other Assets – Deposit” consists of payments made to secure the Ioteq IP patents rights to continue our efforts in commercializing the ISAN system.

We review intangible assets using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-month periods ended March 31, 2011 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting

There was no recent accounting guidance issued where the adoption would have a material effect on our condensed consolidated financial statements.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Deferred Revenue

Horn Warehouse

Our distribution partner, Horn (formerly the E.T. Horn Company), warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, the sale to Horn is deferred until such time as the product is sold to retailers and/or end-users. As of March 31, 2012, a balance of $36,658 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

Note 5. Private Securities Offerings

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 (the “Winter 2012 Offering”), through March 31, 2012, we sold 1,327,150 shares of our common stock at $0.35 per share from 15 accredited investors and received $464,500 gross and $440,500 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until January 31, 2013.

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”) and closed December 2011, through the three-month period ended March 31, 2012, we received $96,594 gross proceeds from subscriptions committed prior to the termination of the offering, and issued 275,896 shares of our common stock.

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

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,775 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 18 investors, the principal amount of which is convertible into an aggregate 763,235 shares of our common stock, at $0.575 per share. The Spring 2010 Notes can be converted voluntarily by the noteholder at any time prior to the maturity date. We can unilaterally convert the Spring 2010 Notes (i) on or after July 31, 2010, if we have received one or more written firm commitments, or have closed on one or more transactions, or a combination of the foregoing, of at least $3 million gross proceeds of equity or debt; or (ii) on the maturity date. Accordingly, the Spring 2010 Notes may be repaid in cash or may be converted, at our sole option, into shares of our common stock, on or before the April 15, 2013 maturity date.

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

Note 6. Conversion of Notes

Spring 2010 Notes

On February 6, 2012, a holder of a promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000, and accrued unpaid interest of $2,034, into an aggregate 47,017 shares of our common stock, at a conversion price of $0.575.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2010	6,894,215	$0.125 – 2.00
Issued	—	$—
Exercised	—	$—
Expired	(1,640,695)	$0.125 – 2.00

Outstanding as of March 31, 2011	5,253,520	$0.50 – 1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683	$0.125 – 1.00
Issued	1,603,993	$0.50
Exercised	—	$—
Expired	—	$—

Outstanding as of March 31, 2012	8,884,676	$0.125 – 1.00

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	2011	2012
Risk free interest rate	.24-1.38%	0.22 – 1.87%
Expected volatility	400 – 765%	150 – 558%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	1.00 – 3.00	0.50 – 3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $182,953 and $186,108 of interest expense related to the amortization of the discount on convertible notes for the three-month periods ended March 31, 2011 and 2012, respectively.

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during the three-month period ended March 31, 2012, we issued warrants to purchase up to an aggregate 1,603,993 shares of our common stock to the investors in the Offering. These warrants are set to expire on January 31, 2013 and have an exercise price of $0.50 per share.

Fall 2011 Warrants

From the inception of our Fall 2011 Offering in September 2011 through March 31, 2012, we issued warrants to purchase up to an aggregate 1,059,215 shares of our common stock to the purchaser of stock in our Fall 2011 Offering. These warrants are set to expire on December 31, 2012 and have an exercise price of $0.50 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six months from July 15, 2011 to January 15, 2012.  The fair value of the extension was an aggregate $57,089 and will be expensed ratably through the expiration period of January 15, 2012. These warrants expired January 15, 2012, unexercised, and were previously reflected in the net outstanding warrants as of December 31, 2011.

Spring 2009 Warrants

From April 2009 through November 2009, we issued warrants to purchase up to an aggregate 2,477,870 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 1,238,935 shares which expired unexercised December 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 1,238,935 shares which expire June 1, 2012, at an exercise price of $1.00 per share.

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

On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172. Of this amount, $30,029 was expensed during 2011 and the remaining $150,143 was recorded as interest expense during the three-month period ended March 31, 2012.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2011 and March 31, 2012 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2011 and March 31, 2012 there were 59,242,220 and 61,022,520 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2012 is comprised of the following stock issuances: (i) 1,327,150 shares of our common stock issued to investors in our Winter 2012 Offering, (ii) 275,986 shares of our common stock issued to investors in our Fall 2011 Offering (iii) 130,147 shares as payment to consultants in lieu of accrued and unpaid obligations, and (iv) 47,017 shares as payment of a Noteholder of our Spring 2010 Notes and related accrued interest.

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

On August 7, 2007, and as amended April 29, 2011, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three-month period ended March 31, 2012, we recorded the issuance of an option to purchase an aggregate 6,667 shares of our common stock to an independent member of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to any new independent director. The option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.34 per share, the price of our common stock on the grant date. The fair value of this option totaled $2,267 and was recorded as selling, general and administrative expense.

During the period ended March 31, 2012, the unvested portion of the March 17, 2011 option issuance to our Chief Financial Officer vested, resulting in $8,200 of selling, general and administrative expense.

During the period ended March 31, 2012, a portion of the unvested option issuances to consultants vested, resulting in $49,289 of selling, general and administrative expense.

Activity for our stock options under the 2007 Plan for the three-month periods ended March 31, 2011 and 2012 is as follows:

As of March 31, 2011:	Options Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances as of December 31, 2010	4,797,223	1,202,777	$0.25 – 1.89	$0.51
Granted	1,155,902	(1,155,902)	0.41 – 0.45	0.41
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of March 31, 2011	5,953,125	46,875	$0.25 – 1.89	$0.49

As of March 31, 2012:	Options Outstanding	Shares Available	Price per share	Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.23 – 1.89	$0.42
Granted	6,667	(6,667)	0.34	0.34
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of March 31, 2012	7,745,925	4,254,075	$0.23 – 1.89	$0.46

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month period ended March 31:

	2007 Plan
	2011	2012
Risk free interest rate	1.96 – 3.42%	1.81%
Expected volatility	562 – 766%	906%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	3-5	5

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2011	2012
Accounts payable and accrued expenses	$448,177	$478,832
Accrued interest	86,720	114,193
Officer and Board of Director Payables	171,791	398,547
Total Accounts Payable and Accrued Expenses	$706,688	$991,572

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 to a consultant in exchange for research and marketing services.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Accrued Interest

During the three-month periods ended March 31, 2011 and 2012, we recorded $63,983 and $29,823 of interest expense, respectively.

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

For the three-month periods ended March 31, 2011 and 2012 we recorded $2,829 and $2,528 of interest expense related to these note payables.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Winter 2012 Offering

Pursuant to our Winter 2012 Offering (see Note 5), subsequent to March 31, 2012 we sold 1,772,129 shares of our common stock at $0.35 per share and received $620,243 gross and $579,743 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares for $0.50 per share until January 31, 2013.

Extension of CFO Engagement

On April 9, 2012, BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times, most recently in March 2011), pursuant to which Mr. Dargan has been serving as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of April 9, 2012 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2013 (the “Extended Term”). During the Extended Term, Mr. Dargan will be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.35 per share, to expire April 9, 2022, and to vest over the term of the engagement, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date.

Extension of Options Expiration Date

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was 20 cents a share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock is less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2012, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Armed with a solution to these problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have thus far commercially launched products in only one area -- the animal health industry, under the brand name “Odor-No-More”. In March 2011, we entered into an exclusive license and supply agreement with Central Garden & Pet Company (“Central Garden & Pet”, or “Central”), the industry leading producer of premium pet products in the United States. We believe that the supplier and licensing relationship with Central will likely expand to include multiple products that feature our BioLargo technology, although the agreement does not require Central to launch multiple products, and no assurance can be made that they will do so. Many of Central’s product brands are the industry leader and household names with more than 20 years of history, including Kaytee, Nylabone, Four Paws, and others. With sales in the pet industry of more than $840 million annually, Central is a leading seller and distributor of pet products and supplies in the United States of America.

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

In February 2011, we added to our team former Pepsi-Cola International VP of Technical Services, and recognized industry water treatment expert, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will assist us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are developing new patents and other intellectual property, advancing proof of claim, pilot projects and seeking customers and/or licensing partners. These efforts are continuing in 2012.

In August of 2011, we added Tim Johnson, medical products expert, to our management team to develop and exploit commercial opportunities within the medical industry. Since that time, in addition to organizing an internal team to champion products in this segment, we have developed prototype wound care and medical-use products incorporating our BioLargo technology for evaluation and proving basic product claims. We have engaged third party labs to validate basic product claims, verifying that the newly developed products meet required safety and efficacy benchmarks according to industry specific standards. We are actively engaged in discussions with potential strategic partners about forming a business relationship to initiate the required regulatory applications and ultimately introduce the new products to market.

Results of Operations—Comparison of the three-month periods ended March 31, 2012 and 2011

Revenue

We generated $30,816 in revenues during the three-month period ended March 31, 2012, and $9,518 in revenues during the three-month period ended March 31, 2011. Revenues increased along all of our three Odor-No-More branded product lines.

Cost of Goods Sold

Our cost of goods sold was $17,772 or 58% of revenues for the three-month period ended March 31, 2012, as compared with $19,663, or 207% of revenues for the three-month period ended March 31, 2011. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations. The difference in the percentage in 2011 versus 2010 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $700,438 for the three-month period ended March 31, 2012, compared to $1,153,485 for the three-month period ended March 31, 2011, a decrease of $453,047. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $194,472 for the three-month period ended March 31, 2012, compared to $468,305 for the three-month period ended March 31, 2011, a decrease of $273,833. There were no cash bonuses, issuances of stock or options to  our executives/management during the three-month period ended March, 31, 2012 as compared to 2011 where we issued bonuses to our Chief Executive Officer, Chief Technology Officer and Secretary and the expense related to the fair value of the stock issuance to our Chief Executive Officer and Chief Technology Officer.

b. Consulting Expenses: These expenses were $242,357 for the three-month period ended March 31, 2012, compared to $308,602 for the three-month period ended March 31, 2011, a decrease of $66,245. The decrease is primarily attributable to a reduced amount of non-cash stock option compensation expense and stock issued for services to consultants in 2012.

c. Professional Fees: These expenses were $93,358 for the three-month period ended March 31, 2012, compared to $160,103 for the three-month period ended March 31, 2011, a decrease of $66,745. This decrease is consistent with our usage of professionals for accounting and legal costs associated with our operations.

Research and Development

Research and development expenses were $16,311 for the three-month period ended March 31, 2012, compared to $27,188 for the three-month period ended March 31, 2011, a decrease of $10,877. The decrease is related to a higher expense for patent application and prosecution expense in the three-month period ended March 31, 2011.

Interest expense

Interest expense totaled $215,931 for the three-month period ended March 31, 2012, compared to $246,936 for the three-month period ended March 31, 2011, a decrease of $31,005. The decrease is primarily due to the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Net Loss

Net loss for the three-month period ended March 31, 2012 was $920,971, a loss of $0.02 per share, compared to a net loss for the three-month period ended March 31, 2011 of $1,440,249, a loss of $0.03 per share. The decrease in net loss for the three-month period ended March 31, 2011 is primarily attributable to the reduction of non-cash option expense related to the issuance of options to the management team and common stock to consultants for services provided, recorded in 2011. Additionally, a reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with out convertible debt.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $310,592 at March 31, 2012. We had negative working capital of $1,425,507 as of March 31, 2012, compared with negative working capital of $928,669 as of March 31, 2011. We had negative cash flow from operating activities of $379,000 for the three-month period ended March 31, 2012, compared to a negative cash flow from operating activities of $419,350 for the three-month period ended March 31, 2011. We used cash from financing activities to fund operations. Although we have reduced our negative working capital position in the three-month period ended March 31, 2012, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $920,971 for the three-month period ended March 31, 2012, and an accumulated stockholders’ deficit of $68,386,265 as of March 31, 2012. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2012, we had $1,184,185 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of March 31, 2012, we had $991,572 of outstanding accounts payable and accrued expenses, of which $114,193 relates to interest due on outstanding promissory notes, and $877,379 relates to accrued and unpaid payables. (See Note 10.)

During the three-month period ended March 31, 2012, we received $561,094 pursuant to our private securities offerings. (See Note 5.)

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

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 (the “Winter 2012 Offering”), through March 31, 2012, we sold 1,327,150 shares of our common stock at $0.35 per share from 15 accredited investors and received $464,500 gross and $440,500 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares for $0.50 per share until January 31, 2013.

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”) and closed December 2011, through the three-month period ended March 31, 2012, we received $96,594 gross proceeds from subscriptions committed prior to the termination of the offering, and issued 275,896 shares of our common stock.

Each purchaser of stock in the Fall 2011 Offering received, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares of common stock for $0.50 per share until December 31, 2012.  (See Note 7.)

Spring 2010 Notes

On February 6, 2012, a holder of a promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000, and accrued unpaid interest of $2,034, into an aggregate 47,017 shares of our common stock, at a conversion price of $0.575.

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 to a consultant in exchange for research and marketing services.

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

Date: May 14, 2012	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 14, 2012	By: /s/ CHARLES K. DARGAN, II
Charles K. Dargan, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith