Form 10-Q
period 2012-06-30
BIOLARGO, INC.
filed 2012-08-14
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16150 Heron Avenue
La Mirada, California 90638
(Address, including zip code, of principal executive offices)

(949) 643-9540
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2012 was 65,067,357 shares.

Table of Contents

BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements (unaudited)	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	20

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6	Exhibits	22

	Signatures	23

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2012
	December 31, 2011	June 30, 2012 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,498	$515,304
Accounts receivable, net of allowance	10,476	12,077
Inventory	61,865	54,925
Prepaid expenses	1,346	--

Total current assets	202,185	582,306

FIXED ASSETS
Equipment, net	2,700	1,053

OTHER ASSETS
Deposit	41,502	54,647

TOTAL ASSETS	$246,387	$638,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$706,688	$974,920
Convertible notes payable, current portion	670,410	413,775
Discount on convertible notes, current portion net of amortization	(255,914)	(36,074)
Note payable	100,000	100,000
Deferred revenue	52,509	23,625
Customer deposit	100,000	100,000

Total Current Liabilities	1,373,693	1,576,246

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	438,775	--
Discount on convertible notes, net of current portion and amortization	(48,484)	--

Total Long-term Liabilities	390,291	--

TOTAL LIABILITIES	1,763,984	1,576,246

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2011 and June 30, 2012.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 59,242,220 and 65,067,357 Shares Issued, at December 31, 2011 and June 30, 2012.	39,737	43,659
Additional Paid-In Capital	65,907,960	69,180,721
Accumulated Deficit	(67,465,294)	(70,162,620)

Total Stockholders’ Deficit	(1,517,597)	(938,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$246,387	$638,006
See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2012

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$12,216	$13,839	$21,734	$44,655
Cost of goods sold	3,924	8,077	23,587	25,849

Gross (loss) margin	8,292	5,762	(1,853)	18,806

Costs and expenses
Selling, general and administrative	719,046	1,536,000	1,872,531	2,236,438
Research and development	12,102	43,800	39,290	60,111
Amortization and depreciation	2,702	311	5,197	1,646

Total costs and expenses	733,850	1,580,111	1,917,018	2,298,195

Loss from operations	(725,558)	(1,574,349)	(1,918,871)	(2,279,389)

Interest expense, net	(166,513)	(202,006)	(413,449)	(417,937)

Net loss	$(892,071)	$(1,776,355)	$(2,332,320)	$(2,697,326)
Loss per common share – basic and diluted
Loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.04)

Weighted average common share equivalents outstanding	55,487,843	62,871,316	54,056,456	61,352,849

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2012
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$(1,517,597)
Conversion of a 2009 Spring Note and accrued interest obligations	1,340,820	898	736,553	—	737,451
Payment of accrued interest on Spring 2010 Notes	125,539	84	41,341	—	41,425
Conversion of a 2010 Spring Note and accrued interest obligations	47,017	32	27,002	—	27,034
Issuance of stock for cash received in Winter 2012 PPM	3,127,914	2,110	1,092,655	—	1,094,765
Issuance of stock for cash received in Summer 2012 PPM	777,714	524	310,562	—	311,086
Issuance of stock for cash received in Fall 2011 PPM	275,985	187	96,407	—	96,594
Issuance of stock for services to consultants and rent	130,147	87	44,138	—	44,225
Fair value of warrant extension	—	—	95,885	—	95,885
Issuance of stock options to consultants	—	—	235,783	—	235,783
Issuance of stock options to officer and Board of Directors	—	—	592,435	—	592,435
Net loss for the six-month period ended June 30, 2012	—	—	—	(2,697,326)	(2,697,326)

BALANCE JUNE 30, 2012	65,067,357	$43,659	$69,180,721	$(70,162,620)	$(938,240)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2012
(unaudited)

	For the six-month periods ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,332,320)	$(2,697,326)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	301,518	364,209
Non-cash expense related to options issued to officers and board of directors	132,988	592,435
Non-cash expense related to stock issued to our board of directors for settlement of obligations	163,998	—
Non-cash expense related to options issued to consultants	486,372	235,783
Non-cash expense related to stock issued to consultants	41,938	35,900
Amortization and depreciation expense	5,197	1,646
Increase (decrease) in cash from change in:
Accounts receivable	8,660	(1,600)
Inventory	(59,545)	6,940
Prepaid expenses	2,469	1,346
Other assets	—	(13,145)
Accounts payable and accrued expenses	170,917	387,057
Deferred revenue	(5,780)	(28,884)
Customer deposits	82,500	—

Net Cash Used In Operating Activities	(1,001,088)	(1,115,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	(3,740)	—
Net Cash Used In Investing Activities	(3,740)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	843,520	1,502,445
Payments on note payable	(20,000)	—

Net Cash Provided By Financing Activities	823,520	1,502,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181,308)	386,806
CASH AND CASH EQUIVALENTS — BEGINNING	425,069	128,498

CASH AND CASH EQUIVALENTS — ENDING	$243,761	$515,304

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$2,400	$3,747

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Shares of the Company’s common stock issued for services:
Consultant obligations	$—	$44,225
Board of Directors and officer obligations	$78,000	—

Option or warrant issued to purchase shares of the Company’s common stock:
Consultant obligations	$108,205	$235,783
Board of Directors and officer obligations	$60,775	$592,435

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Convertible Notes and related accrued interest	$989,676	$695,410
Convertible Noteholders’ accrued and unpaid interest	$191,402	$110,500

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,697,326 for the six-month period ended June 30, 2012, and at June 30, 2012, we had negative working capital of $993,940, current assets of $582,306, and an accumulated stockholders’ deficit of $70,162,620. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $515,304 at June 30, 2012. We generated revenues of $44,655 in the six-month period ended June 30, 2012, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, consultants and officers, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2012, we had $513,775 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of June 30, 2012, we had $974,920 of outstanding accounts payable and accrued expenses, of which $29,777 relates to interest due on outstanding promissory notes, and $945,143 relates to accrued and unpaid payables. (See Note 10.)

During the six-month period ended June 30, 2012, we received $1,502,445 pursuant to our private securities offerings. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2011	June 30, 2012
Raw materials	$27,556	$36,071
Finished goods (see Note 4)	34,309	18,854
Total inventory	$61,865	$54,925

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $29,728 and $31,374 as of December 31, 2011 and June 30, 2012, respectively. Depreciation expense for the six-month periods ended June 30, 2011 and 2012 was $5,197 and $1,646, respectively.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six-month periods ended June 30, 2011 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Note 4. Deferred Revenue

Horn Warehouse

Our distribution partner, Horn (formerly the E.T. Horn Company), warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, certain sales to Horn are deferred until such time as the product is sold to retailers and/or end-users. As of June 30, 2012, a balance of $23,625 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

Note 5. Private Securities Offerings

Summer 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share that commenced May 2012 (the “Summer 2012 Offering”), through June 30, 2012, we sold 777,714 shares of our common stock at $0.40 per share to seven accredited investors and received $311,086 gross; $290,586 net proceeds from the sales. Each purchaser of stock in the Summer 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Summer 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until March 31, 2014.

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 and closed May 2012 (the “Winter 2012 Offering”), we sold 3,127,914 shares of our common stock at $0.35 per share to 30 accredited investors and received $1,094,765 gross; $1,030,265 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering received, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until January 31, 2013. (See Note 7.)

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), we received subscriptions of $467,317 from 16 accredited investors for the purchase of an aggregate 1,335,201 shares of our common stock at $0.35 per share. In the year ended December 31, 2011, we received $370,723 gross proceeds and issued 1,059,215 shares of our common stock. In the six-month period ended June 30, 2012, we received the remaining $96,594 from subscriptions committed prior to the termination of the offering and issued 275,986 shares of our common stock.

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

Note 6. Conversion of Notes

Spring 2010 Notes

On February 6, 2012, a holder of a convertible promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000 and accrued unpaid interest of $2,034 into an aggregate 47,017 shares of our common stock, at a conversion price of $0.575.

Spring 2008 Notes

On March 31, 2011, per the terms of the Spring 2008 Notes, we elected to convert the remaining aggregate principal balance of $913,625 and $76,051 of accrued and unpaid interest into an aggregate 733,108 shares of our common stock at a conversion price of $1.35 per share.

Spring 2009 Notes

On June 1, 2012, per the terms of the Spring 2009 Notes, we elected to convert the remaining aggregate principal balance of $670,410 and $67,041 of accrued and unpaid interest into an aggregate 1,340,820 shares of our common stock at a conversion price of $0.55 per share.

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

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Number of Shares	Price Range
Outstanding as of December 31, 2010	6,894,215	$0.125	—	$2.00
Issued	183,545			$0.55
Exercised	—		—
Expired	(1,640,695)	$0.125	—	$2.00

Outstanding as of June 30, 2011	5,437,065	$0.50	—	$1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683	$0.125	—	$1.00
Issued	4,182,471	$0.50	—	$1.00
Exercised	—		—
Expired	—		—

Outstanding as of June 30, 2012	11,463,154	$0.125	—	$1.00

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

	2011	2012
Risk free interest rate	1.87%	0.17%
Expected volatility	558%	134%
Expected dividend yield	N/A	N/A
Forfeiture rate	N/A	N/A
Expected life in years	3.00	0.75

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $301,518 and $364,209 of interest expense related to the amortization of the discount on convertible notes for the six-month periods ended June 30, 2011 and 2012, respectively.

Warrant Extension

On June 1, 2012, the expiration date of the Spring 2009 Three-Year Warrant was extended nine months from June 1, 2012 to March 1, 2013.  The fair value of the extension was an aggregate $95,885 and was expensed upon issuance.

Summer 2012 Warrants

Pursuant to the terms of our Summer 2012 Offering (see Note 5), during the three-month period ended June 30, 2012, we issued warrants to purchase up to an aggregate 777,714 shares of our common stock to the investors in the Offering. These warrants are set to expire on March 31, 2014 and have an exercise price of $0.55 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during the six-month period ended June 30, 2012, we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants are set to expire on January 31, 2013 and have an exercise price of $0.50 per share.

Fall 2011 Warrants

Pursuant to the Fall 2011 Offering (see Note 5), we issued to the investors warrants to purchase an aggregate 1,335,201 shares of our common stock at $0.50 per share, which warrants are set to expire on December 31, 2012. Of that amount, in the year ended December 31, 2011, we issued warrants to purchase an aggregate 1,059,215 shares of our common stock, and in the six-month period ended June 30, 2012, we issued warrants to purchase an aggregate 275,986 shares of our common stock.

Fall 2008 Warrants Extension

Pursuant to the terms of the Fall 2008 Offering, we issued “three-year” warrants to purchase up to an aggregate 1,446,000 shares at an exercise price of $1.00 per share (initially issued at $2.00 per share). On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172. Of this amount, $30,029 was expensed during 2011 and the remaining $150,143 was recorded as interest expense during the three-month period ended March 31, 2012.

Other Warrants

On May 11, 2011 we issued a warrant to consultants for services provided to purchase up to an aggregate 183,545 shares of our common stock at an exercise price of $0.55 per share, resulting in a fair value of $100,950, which was recorded as selling, general and administrative expense. The warrant expires May 11, 2016.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2011 and June 30, 2012 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2011 and June 30, 2012 there were 59,242,220 and 65,067,357 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2012 is comprised of the following stock issuances: (i) 1,340,820 shares of our common stock related to the conversion of our Spring 2009 Notes and related accrued and unpaid interest, (ii) 125,539 shares of our common stock related to the conversion of Spring 2010 Notes accrued and unpaid interest, (iii) 47,017 shares of our common stock as payment of a Noteholder of our Spring 2010 Notes and related accrued interest, (iv) 3,127,914 shares of our common stock issued to investors in our Winter 2012 Offering, (v) 777,714 shares of our common stock issued to investors in our Summer 2012 Offering, (vi) 275,986 shares of our common stock issued to investors in our Fall 2011 Offering (iii) 130,147 shares as payment to consultants in lieu of accrued and unpaid obligations.

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

On August 7, 2007, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan, as amended April 29, 2011 (“2007 Plan”), as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Compensation Committee administers this plan. The 2007 Plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six-month period ended June 30, 2012, we recorded the issuance of an option to purchase an aggregate 6,667 shares of our common stock to an independent member of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to any new independent director. The option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.34 per share, the price of our common stock on the grant date. The fair value of this option totaled $2,267 and was recorded as selling, general and administrative expense.

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock is less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.  The fair value of the Option totaled $684,171 and was recorded as selling, general and administrative expense.

During the six-month period ended June 30, 2012, a portion of the option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the April 2012 extension of his engagement agreement vested, resulting in $35,000 of selling, general and administrative expense.

During the six-month period ended June 30, 2012, a portion of the unvested options issued to consultants vested, resulting in $235,783 of selling, general and administrative expense.

Activity for our stock options under the 2007 Plan for the six-month periods ended June 30, 2011 and 2012 is as follows:

As of June 30, 2011:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2010	4,797,223	1,202,777	$0.25	—	$1.89	$0.51
Amendment to increase	—	6,000,000		—		—
Granted	1,490,440	(1,490,440)	$0.39	—	$0.51	$0.43
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of June 30, 2011	5,953,125	5,712,337	$0.25	—	$1.89	$0.49

As of June 30, 2012:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.25	—	$1.89	$0.45
Granted	306,667	(306,667)	0.34	—	0.35	0.35
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of June 30, 2012	8,045,925	3,954,075	$0.25	—	$1.89	$0.45

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six-month period ended June 30:

	2007 Plan
	2011			2012
Risk free interest rate	1.96	—	3.48%	1.96%
Expected volatility	562	—	914%	906%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years	3	—	5	7

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

Following the SEC guidance, we determine the expected term of plain vanilla options issued to employees and Directors to be the mid-point between the vesting date and the end of the contractual term.

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2011	June 30, 2012
Accounts payable and accrued expenses	$448,177	$613,883
Accrued interest	86,720	29,777
Officer and Board of Director Payables	171,791	331,260
Total Accounts Payable and Accrued Expenses	$706,688	$974,920

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 to a consultant in exchange for research and marketing services.

Payment of Accrued Interest

On April 15, 2012, in accordance with terms of the Spring 2010 Notes (see Note 5), we paid accrued interest of $41,425 by the issuance of 125,539 shares of our common stock, at a conversion price of $0.33 per share, to the holders of the Spring 2005 Notes.

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

For the six-month periods ended June 30, 2011 and 2012 we recorded $5,028 and $5,056 of interest expense related to these notes payable.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Summer 2012 Offering

Pursuant to our Summer 2012 Offering (see Note 5), subsequent to June 30, 2012 we sold 150,000 shares of our common stock at $0.40 per share and received $79,000 gross proceeds and $76,530 net proceeds from the sales.

Options issued under 2007 Equity Plan

From July 3rd through 5th, 2012, our independent board members were issued options to purchase an aggregate 476,828 shares of common stock at $0.36 cents per share in exchange for a reduction of $104,439 in accrued and unpaid obligations for their services on the board of directors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things:

●	our business plan;
●	the commercial viability of our technology and products incorporating our technology;
●	the effects of competitive factors on our technology and products incorporating our technology;
●	expenses we will incur in operating our business;
●	our ability to end persistent operating losses and generate positive cash flow and operating income;
●	our ability to identify potential applications of our technology in industries other than the animal health industry and to bring viable products to market in such industries;
●	the application of our technology in the food and beverage industry;
●	the willingness of other companies to incorporate our technology into new or existing products or services and provide continued support for such products or services;
●	the ability of our licensees to successfully produce, advertise and market products incorporating our technology;
●	the continued success and viability of our licensees holding the exclusive right to exploit our technology in particular fields;
●	the sufficiency of our liquidity and working capital;
●	our ability to finance product field testing, hiring of personnel, required regulatory approvals, and needed patent applications;
●	continued availability and affordability of resources used in our technology and the production of our products and services; and
●	whether we are able to complete additional capital or debt financings in order to continue to fund operations and continue as a going concern.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2012, unless expressly stated otherwise, and we undertake no duty to update this information.

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

In February 2011, we added to our team a recognized industry water treatment expert, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will assist us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. Our efforts to develop new patents and other intellectual property, advancing proof of claim, pilot projects and seeking customers and/or licensing partners are continuing in 2012.

In August of 2011, we added a medical products expert to our management team to develop and exploit commercial opportunities within the medical industry. Since that time, in addition to organizing an internal team to champion products in this segment, we have developed prototype wound care and medical-use products incorporating our BioLargo technology for evaluation and proving basic product claims. We have engaged third party labs to validate basic product claims, verifying that the newly developed products meet required safety and efficacy benchmarks according to industry specific standards. In May 2012, we formed a wholly owned subsidiary, BioLargo Medical Group, Inc., for the purpose of commercializing medical products, and have since retained the services of Tanya Rhodes, a former Vice President at Smith & Nephew, to assist in the efforts. We are actively engaged in discussions with potential strategic partners about forming a business relationship to initiate the required regulatory applications and ultimately introduce the new products to market.

Results of Operations—Comparison of the three and six-month periods ended June 30, 2012 and 2011

We generated revenues of $44,655 during the six-month period ended June 30, 2012, as compared with revenues of $21,734 during the six-month period ended June 30, 2011. During the six-month period ended June 30, 2012 and 2011 we used cash in operations of $1,115,639 and $1,001,088 and incurred a net loss of $2,697,326 and $2,332,320, respectively.

Revenue

We generated $13,839 and $44,655 in revenues from operations during the three and six-month periods ended June 30, 2012 and revenues of $12,216 and $21,734 during the same periods for 2011. The increase in revenue is related to our Odor-No-More product lines.

Cost of Goods Sold

For the three-month period ended June 30, 2012, our $8,077 in cost of goods sold was 58% of revenues, as compared with 32% of revenues for the three-month period ended June 30, 2011. For the six-month period ended June 30, 2012, our $25,849 in cost of goods sold was 58% of revenues as compared with 109% of revenues for the six-month period ended June 30, 2011.

 Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the production of our Odor-No-More branded products. Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations. The differences in the percentage in 2012 versus 2011 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $1,536,000 and $2,236,438 for the three and six-month periods ended June 30, 2012, compared to $719,046 and $1,872,531 for the three and six-month periods ended June 30, 2011, an increase of $816,954 and $363,907, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $633,638 and $828,110 for the three and six-month periods ended June 30, 2012, compared to $200,880 and $669,185 for the three and six-month periods ended June 30, 2011, an increase of $432,758 and $58,925, respectively. The increase in the three-month period is primarily related to the non-cash expense related to the fair value of stock options, the expiration dates for which were extended from April 2012 to April 2017. In addition, a portion of the increase is related to annual salary increases pursuant to contracts with our executive officers.

b. Consulting Expenses: These expenses were $330,146 and $572,503 for the three and six-month periods ended June 30, 2012, compared to $308,602 and $477,807 for the three and six-month periods ended June 30, 2011, an increase of $21,544 and $94,696.    The increase for both the three and six-month periods is primarily related to the non-cash expense related to the fair value of stock options, the expiration dates for which were extended from April 2012 to April 2017.

c. Professional Fees: These expenses were $181,365 and $274,723 for the three and six-month periods ended June 30, 2012, compared to $75,183 and $235,286 for the three and six-month periods ended June 30, 2011, an increase of $106,182 and $39,437, respectively. The increase for both the three and six-month periods is primarily related to the fair value of the extension of stock options issued to consultants, offset by the decrease usage of professionals for accounting, auditing and legal costs associated with our operations.

Research and Development

Research and development expenses were $43,800 and $60,111 for the three and six-month periods ended June 30, 2012, compared to $12,102 and $39,290 for the three and six-month periods ended June 30, 2011, a increase of $31,698 and $20,821.  The increase is attributed to an increase in product development and patent application and prosecutions as compared to 2011.

Interest expense

Interest expense totaled $202,151 and $418,082 for the three and six-month periods ended June 30, 2012, compared to $167,048 and $413,984 for the three and six-month periods ended June 30, 2011, an increase of $35,103 and  $4,098. The increase is primarily due the fair value of the extension of warrants offset by the reduction of interest expense related to a decrease in our outstanding convertible notes and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt.

Net Loss

Net loss for the three and six-month periods ended June 30, 2012 was $1,776,355 and $2,697,326, a loss of $0.02 and $0.04 per share, compared to a net loss for the three and six-month periods ended June 30, 2011 of $892,071 and $2,332,320, a loss of $0.03 and $0.04 per share.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $515,304 at June 30, 2012. We had negative working capital of $993,940 as of June 30, 2012, compared with negative working capital of $1,767,057 as of June 30, 2011. We had negative cash flow from operating activities of $1,115,639 for the six-month period ended June 30, 2012, compared to a negative cash flow from operating activities of $1,001,088 for the six-month period ended June 30, 2011. We used cash from financing activities to fund operations. Although we have reduced our negative working capital position in the six-month period ended June 30, 2012, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,697,326 for the six-month period ended June 30, 2012, and an accumulated stockholders’ deficit of $70,162,620 as of June 30, 2012. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2012, we had $513,775 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of June 30, 2012, we had $974,920 of outstanding accounts payable and accrued expenses, of which $29,777 relates to interest due on outstanding promissory notes, and $945,143 relates to accrued and unpaid payables. (See Note 10.)

During the six-month period ended June 30, 2012, we received $1,502,445 pursuant to our private securities offerings. (See Note 5.)

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

PART II

OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Summer 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share that commenced May 2012 (the “Summer 2012 Offering”), through June 30, 2012, we sold 777,714 shares of our common stock at $0.40 per share from seven accredited investors and received $311,086 gross proceeds and $290,586 net proceeds from the sales. Each purchaser of stock in the Summer 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Summer 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until March 31, 2014.

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 and closed May 2012 (the “Winter 2012 Offering”), we sold 3,127,914 shares of our common stock at $0.35 per share from 30 accredited investors and received $1,094,765 gross and $1,030,265 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering received, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until January 31, 2013.

Conversion of Spring 2010 Note

On February 6, 2012, a holder of a convertible promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000, and accrued unpaid interest of $2,034, into an aggregate 47,017 shares of our common stock, at a conversion price of $0.575.

Conversion of Spring 2009 Notes

On June 1, 2012, per the terms of the Spring 2009 Notes, we elected to convert the remaining aggregate principal balance of $670,410 and $67,041 of accrued and unpaid interest into an aggregate 1,340,820 shares of our common stock at a conversion price of $0.55 per share.

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 to a consultant in exchange for research and marketing services.

Payment of Accrued Interest

On April 15, 2012, in accordance with terms of the Spring 2010 Notes (see Note 5), we paid accrued interest of $41,425 by the issuance of 125,539 shares of our common stock, at a conversion price of $0.33 per share, to the holders of the Spring 2010 Notes.

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

Date: August 14, 2012	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2012	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** Furnished herewith