Form 10-Q
period 2012-09-30
BIOLARGO, INC.
filed 2012-11-14
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2012 was 66,585,656 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements (unaudited)

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

Signatures

Exhibit Index
4.1 Form of Warrant issued in Summer 2012 Offering

Exhibit 31.1
Exhibit 31.2
Exhibit 32

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2012

	December 31, 2011	September 30, 2012 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,498	$427,842
Accounts receivable, net of allowance	10,476	7,254
Inventory	61,865	52,331
Prepaid expenses	1,346	--

Total current assets	202,185	487,427

FIXED ASSETS
Equipment, net	2,700	741

OTHER ASSETS	41,502	54,647

TOTAL ASSETS	$246,387	$542,815

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$706,688	$971,266
Convertible notes payable, current portion	670,410	413,775
Discount on convertible notes, current portion net ofamortization	(255,914)	(13,465)
Note payable	100,000	100,000
Deferred revenue	52,509	22,395
Customer deposit	100,000	100,000

Total Current Liabilities	1,373,693	1,593,971

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	438,775	--
Discount on convertible notes, net of current portion and amortization	(48,484)	--

Total Long-term Liabilities	390,291	--

TOTAL LIABILITIES	1,763,984	1,593,971

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2011 and September 30, 2012.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 59,242,220 and 66,310,618 Shares Issued, at December 31, 2011 and September 30, 2012.	39,737	44,495
Additional Paid-In Capital	65,907,960	69,982,637
Accumulated Deficit	(67,465,294)	(71,078,288)

Total Stockholders’ Deficit	(1,517,597)	(1,051,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$246,387	$542,815

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2012

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Licensing Fees	$109,720	$--	$115,500	$--
Product Sales	10,805	10,490	26,759	55,145
Total Revenue	120,525	10,490	142,259	55,145
Cost of goods sold	12,683	6,857	36,270	32,706

Gross profit (loss)	107,842	3,633	105,989	22,439

Costs and expenses
Selling, general and administrative	580,507	828,354	2,453,038	3,064,792
Research and development	9,035	54,498	48,325	114,609
Amortization and depreciation	1,335	312	6,532	1,958

Total costs and expenses	590,877	883,164	2,507,895	3,181,359

Loss from operations	(483,035)	(879,531)	(2,401,906)	(3,158,920)

Interest expense, net	(228,639)	(36,137)	(642,088)	(454,074)

Net loss	$(711,674)	$(915,668)	$(3,043,994)	$(3,612,994)
Loss per common share – basic and diluted
Loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.06)

Weighted average common share equivalents outstanding	56,340,625	65,289,303	54,826,213	62,674,578

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$(1,517,597)
Conversion of a 2009 Spring Note and accrued interest obligations	1,340,820	898	736,553	—	737,451
Payment of accrued interest on Spring 2010 Notes	125,539	84	41,341	—	41,425
Conversion of a 2010 Spring Note and accrued interest obligations	47,017	32	27,002	—	27,034
Issuance of stock for cash received in Winter 2012 PPM	3,127,914	2,110	1,092,655	—	1,094,765
Issuance of stock for cash received in Summer 2012 PPM	1,925,214	1,295	768,791	—	770,086
Issuance of stock for cash received in Fall 2011 PPM	275,985	187	96,407	—	96,594
Issuance of stock for services to consultants and rent	225,908	152	88,346	—	88,498
Issuance of stock options to officer and Board of Directors	—	—	792,821	—	792,821
Issuance of stock options to consultants	—	—	334,876	—	334,876
Fair value of warrant extension	—	—	95,885	—	95,885
Net loss for the nine-month period ended September 30, 2012	—	—	—	(3,612,994)	(3,612,994)

BALANCE SEPTEMBER 30, 2012	66,310,618	$44,495	$69,982,637	$(71,078,288)	$(1,051,156)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2012
(unaudited)

	For the nine-month periods ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,043,994)	$(3,612,994)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	481,303	386,818
Non-cash expense related to options issued to officers and board of directors	135,905	779,821
Non-cash expense related to stock issued to our board of directors for settlement of obligations	163,998	—
Non-cash expense related to options issued to consultants	503,813	334,876
Non-cash expense related to stock issued to consultants	45,937	80,174
Amortization and depreciation expense	6,532	1,958
Increase (decrease) in cash from change in:
Accounts receivable	5,882	3,222
Inventory	(61,616)	9,534
Prepaid expenses	2,469	1,346
Other assets	(26,345)	(13,145)
Accounts payable and accrued expenses	423,817	396,403
Deferred revenue	(54,652)	(30,114)
Customer deposits	82,500	—
Net Cash Used In Operating Activities	(1,334,451)	(1,662,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	(3,740)	—
Net Cash Used In Investing Activities	(3,740)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	1,122,770	1,961,445
Payment of note payable	(20,000)	—
Net Cash Provided By Financing Activities	1,102,770	1,961,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(235,421)	299,344
CASH AND CASH EQUIVALENTS — BEGINNING	425,069	128,498

CASH AND CASH EQUIVALENTS — ENDING	$189,648	$427,842

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$4,868	$4,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Shares of the Company’s common stock issued for services:
Consultant obligations	$—	$88,498
Board of Directors and officer obligations	$78,000	—

Option or warrant issued to purchase shares of the Company’s common stock:
Consultant obligations	$192,834	$334,876
Board of Directors and officer obligations	$88,292	$792,821

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Convertible Notes and related accrued interest	$989,676	$695,410
Convertible Noteholders’ accrued and unpaid interest	$191,402	$110,500
Fair value of warrant extension	$55,166	$95,885
Fees paid related to our private securities offerings	$--	$90,071

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,612,994 for the nine-month period ended September 30, 2012, and at September 30, 2012, we had negative working capital of $1,106,544, current assets of $487,427, and an accumulated stockholders’ deficit of $71,078,288. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $427,842 at September 30, 2012. We generated revenues of $55,145 in the nine-month period ended September 30, 2012, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, consultants and officers, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2012, we had $513,775 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of September 30, 2012, we had $971,266 of outstanding accounts payable and accrued expenses, of which $43,395 relates to interest due on outstanding promissory notes, and $927,871 relates to accrued and unpaid payables. (See Note 10.)

During the nine-month period ended September 30, 2012, we received gross proceeds of $1,961,445 pursuant to our private securities offerings. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2011	September 30, 2012
Raw materials	$27,556	$37,069
Finished goods (see Note 4)	34,309	15,262
Total inventory	$61,865	$52,331

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $29,728 and $31,686 as of December 31, 2011 and September 30, 2012, respectively.

Other Assets

“Other Assets” consists of payments made to secure the patent rights to continue our efforts in commercializing the ISAN system.

We review long-lived assets using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine-month periods ended September 30, 2011 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Pursuant to the Central contract, we received a $100,000 deposit which will be credited against future orders. The Company has agreed to sell product to Central at a price equal to the manufacturing cost plus a “manufacturer’s margin”, in an amount to be agreed upon by the parties for each particular product. Central agreed to include a BioLargo trademark on the packaging of any products containing the BioLargo technologies.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Deferred Revenue

Horn Warehouse

Our distribution partner, Horn (formerly the E.T. Horn Company), warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, certain sales to Horn are deferred until such time as the product is sold to retailers and/or end-users. As of September 30, 2012, a balance of $22,395 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

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

Note 5. Private Securities Offerings

Summer 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share that commenced May 2012 (the “Summer 2012 Offering”), through September 30, 2012, we sold 1,925,214 shares of our common stock at $0.40 per share to seven accredited investors and received $770,086 gross, $744,515 net proceeds from the sales. Of these amounts, 1,147,500 shares were sold and $459,000 was received during the three-month period ended September 30, 2012. Each purchaser of stock in the Summer 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Summer 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until March 31, 2014. Subsequent to September 30, 2012, we amended the terms of this offering to lower the price per share and warrant exercise price (see Note 12 “Subsequent Events).

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

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 (the “Fall 2011 Offering”), we received subscriptions of $467,317 from 16 accredited investors for the purchase of an aggregate 1,335,201 shares of our common stock at $0.35 per share. In the year ended December 31, 2011, we received $370,723 gross proceeds and issued 1,059,215 shares of our common stock. In January 2012 we received the remaining $96,594 from subscriptions committed prior to the termination of the offering and issued 275,986 shares of our common stock.

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

Spring 2009 Notes

On their June 1, 2012 maturity date, we elected to convert the remaining aggregate principal balance of $670,410 and $67,041 of accrued and unpaid interest of our Spring 2009 Notes into an aggregate 1,340,820 shares of our common stock at a conversion price of $0.55 per share. As a result, the Spring 2009 Notes are fully paid.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2010	6,894,215	$0.125	–	2.00
Issued	1,089,630	$0.50	–	0.75
Exercised	—		$—
Expired	(2,403,922)	$0.75	–	2.00

Outstanding as of September 30, 2011	7,156,377	$0.125	–	2.00

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683	$0.125	–	1.00
Issued	8,158,449	$0.40	–	1.00
Exercised	—		$—
Expired	—		$—

Outstanding as of September 30, 2012	15,439,132	$0.125	–	1.00

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

	2011	2012
Risk free interest rate	1.87%	0.57%
Expected volatility	558%	489%
Expected dividend yield	N/A	N/A
Forfeiture rate	N/A	N/A
Expected life in years	3.00	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $481,303 and $386,818 of non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes for the nine-month periods ended September 30, 2011 and 2012, respectively. These expenses related to convertible notes issued in our Spring 2010 and Spring 2009 offerings. We have not issued convertible notes since that time.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Extension

On June 1, 2012, the expiration date of the Spring 2009 Three-Year Warrant was extended nine months from June 1, 2012 to March 1, 2013.  The fair value of the extension was an aggregate $95,885 and was recorded as interest expense upon issuance.

Summer 2012 Warrants

Pursuant to the terms of our Summer 2012 Offering (see Note 5), from inception of May 2012 through September 30, 2012,  we issued warrants to purchase up to an aggregate 1,925,214 shares of our common stock to the investors in the Offering. These warrants are set to expire on March 31, 2014 and have an exercise price of $0.55 per share.

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during the nine-month period ended September 30, 2012, we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants are set to expire on January 31, 2013 and have an exercise price of $0.50 per share. Subsequent to September 30, 2012, we lowered the exercise price of the warrants issued in this offering (see Note 12 “Subsequent Events).

Fall 2011 Warrants

Pursuant to the Fall 2011 Offering (see Note 5), we issued to the investors warrants to purchase an aggregate 1,335,201 shares of our common stock at $0.50 per share, which warrants are set to expire on December 31, 2012. Of that amount, in the year ended December 31, 2011, we issued warrants to purchase an aggregate 1,059,215 shares of our common stock, and in the nine-month period ended September 30, 2012, we issued warrants to purchase an aggregate 275,986 shares of our common stock.

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

Other Warrants

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500.  Of this amount $45,900 was recorded as selling, general and administrative expense during the three-month period September 30, 2012 and the remaining will be expensed ratably over the four-month vesting schedule.  The warrant expires July 23, 2017.

On May 11, 2011, we issued a warrant to consultants for services provided to purchase up to an aggregate 183,545 shares of our common stock at an exercise price of $0.55 per share, resulting in a fair value of $100,950, which was recorded as selling, general and administrative expense during the three-month period June 30, 2011.The warrant expires May 11, 2016.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2011 and September 30, 2012 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2011 and September 30, 2012 there were 59,242,220 and 66,310,618 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2012 is comprised of the following stock issuances: (i) 1,340,820 shares of our common stock related to the conversion of our Spring 2009 Notes and related accrued and unpaid interest, (ii) 125,539 shares of our common stock related to the conversion of Spring 2010 Notes accrued and unpaid interest, (iii) 47,017 shares of our common stock as payment of a noteholder of our Spring 2010 Notes and related accrued interest, (iv) 3,127,914 shares of our common stock issued to investors in our Winter 2012 Offering, (v) 1,925,214 shares of our common stock issued to investors in our Summer 2012 Offering, (vi) 275,986 shares of our common stock issued to investors in our Fall 2011 Offering (vii) 225,908 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

Extension of Options

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and had an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.  The fair value of the Option totaled $684,171 and was recorded as selling, general and administrative expense.

Vesting of Options

 During the nine-month period ended September 30, 2012, a portion of the option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the April 2012 extension of his engagement agreement vested, resulting in $70,000 of selling, general and administrative expense.

During the nine-month period ended September 30, 2012, a portion of the unvested options issued to consultants vested, resulting in $147,869 of selling, general and administrative expense.

Issuance of Options

During the nine-month period ended September 30, 2012, we recorded the issuance of an option to purchase an aggregate 46,667 shares of our common stock to our independent member of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to any new independent director. The option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and 6,667 is exercisable at $0.34 per share and 40,000 shares is exercisable at $0.32 per share, the price of our common stock on the grant date. The fair value of this option totaled $15,067 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 5, 2012, our independent board members were issued options to purchase an aggregate 435,161 shares of our common stock at $0.40 per share in exchange for a reduction of $104,439 in accrued and unpaid obligations for their services on the board of directors.  The share price of our common stock on July 5, 2012 was $0.32 per share.  These options are fully vested and expire ten years from the date of issuance, July 5, 2022.  The fair value of the options was an aggregate $152,585, resulting in additional $48,146 of selling, general and administrative expense in the three-month period September 30, 2012.

On July 18, 2012, an option was issued to a consultant, in accordance with the service agreement, to purchase an aggregate 200,000 shares of our common stock.  Of this amount 50,000 vested upon issuance exercisable at $0.50 per share; 50,000 vest January 18, 2013 at an exercise price of $0.75 per share; 50,000 vest July 18, 2013 at an exercise price of $1.00 per share; and the remaining 50,000 vest January 18, 2014 at an exercise price of $1.25 per share.  The share price of our common stock on the date of issuance was $0.28 per share and resulted in a fair value of $56,000, of which $14,000 was recorded as selling, general and administrative expense during the three-month period ended September 30, 2012, and the remaining will be expensed ratably per the vesting schedule. These options expire ten years from the date of issuance, July 18, 2022.

Activity for our stock options under the 2007 Plan for the nine-month periods ended September 30, 2011 and 2012 is as follows:

As of September 30, 2011:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2010	4,797,223	1,202,777	$0.25	–	1.89	$0.51
Amendment to increase	—	6,000,000		—		—
Granted	1,805,593	(1,805,593)	$0.39	–	0.51	$0.43
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of September 30, 2011	6,602,816	5,397,184	$0.25	–	1.89	$0.49

As of September 30, 2012:	Options Outstanding	Shares Available	Price per share			Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.25	–	1.89	$0.45
Granted	981,828	(981,828)	0.34	–	0.35	0.35
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of September 30, 2012	8,721,086	3,278,914	$0.25	–	1.89	$0.45

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine-month period ended September 30:

	2007 Plan
	2011			2012
Risk free interest rate	2.08	–	2.82%	1.45%
Expected volatility		906%		951%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years		5		7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2011	September 30, 2012
Accounts payable and accrued expenses	$448,177	$522,870
Accrued interest	86,720	43,395
Officer and Board of Director Payables	171,791	405,001
Total Accounts Payable and Accrued Expenses	$706,688	$971,266

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

On July 1, 2012, we issued 80,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $28,000 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

On September 5, 2012 we issued 15,761 shares of our common stock at a conversion price of $0.31 per share, and recorded $4,693 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the nine-month periods ended September 30, 2011 and 2012 we recorded $7,583 and $7,611 of interest expense related to these notes payable.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Summer 2012 Offering

On October 23, 2012, we amended the terms of the Summer 2012 Offering (see Note 5) by reducing the price of the common stock sold from 40 cents to 35 cents, and reducing the exercise price of the Summer 2012 Warrant from 55 cents to 50 cents. As a result, we issued an additional 275,038 shares of common stock to the investors, and issued those investors amended warrants reflecting the new share amount and new exercise price.

Options issued under 2007 Equity Plan

On October 2, 2012, our independent board members were issued options to purchase an aggregate 168,750 shares of common stock at $0.40 cents per share in exchange for a reduction of $45,000 in accrued and unpaid obligations for their services on the board of directors.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2012, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, and Clyra Medical Technologies, Inc., a California corporation.

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

Our BioLargo technology delivers “Nature’s Best Solution®” – iodine – to an array of problems, including odor and moisture control, disinfection, wound healing and contaminated water. Our technology enables us to deliver precise dosing of iodine in a variety of physical forms and delivery systems, which often include the combination of chemical reagents with other materials. We primarily focus on developing uses and/or applications for our technology for its use in products, in order for us to secure a licensing and/or supplier agreement with other companies, that will in turn, sell services or products to their customers within a specific industry segment. We believe that we should continually work to advance proofs of claims and commercial validations wherever possible to support our fundamental licensing strategy and improve the perceived value of our technology to potential licensees.

Armed with a solution to specific industry problems, our BioLargo technology has potential commercial applications within global industries, including animal health, oil and gas extraction, agriculture and livestock, beach and soil environmental remediation, consumer products, food processing, medical, and water industries. While we believe the potential applications are many, we have thus far commercially launched products in only one area -- the animal health industry, under the brand name “Odor-No-More”. In March 2011, we entered into an exclusive license and supply agreement with Central Garden & Pet Company (“Central”), the industry leading producer of premium pet products in the United States. Many of Central’s product brands are the industry leader and household names with more than 20 years of history, including Kaytee, Nylabone, Four Paws, and others. In September 2012, Central introduced our Odor-No-More cat litter additive to pet store retailers at SuperZoo 2012. Since that time, we have retained professionals to advise us in our marketing efforts and we are actively developing a comprehensive marketing plan and refined product messaging that focuses on developing consumer awareness to encourage increased acceptance across various media outlets and that can support numerous selling channels.

While we continue to advance our efforts to market and sell our Odor-No-More products, with the addition of key industry experts to our team, we are also actively seeking opportunities for product sales or licensing in the oil and gas industry, the food processing industry, and the medical products industry. We are in discussions with leading researchers that serve the food and agriculture industry to conduct a series of trials for both the Isan Sytem and Cupridyne based systems to help meet specific targeted needs within those industries.  We hope to begin this work as soon as possible.

In December 2011 we announced that we had been selected as a founding member of a Canadian Natural Sciences and Engineering Research Council (“NSERC”) “research chair”, joined by globally leading oil companies, the regional water district in Alberta Canada and the University of Alberta.  The Chair was formed to solve the contaminated water and tailings ponds problems associated with the oil sands industry and commenced in December of last year. The Canadian Oil Sands are the second largest deposit of oil in the world. Extracting oil from the Oil Sands creates high volumes of contaminated water (between 2 and 4.5 barrels of water to produce one barrel of synthetic crude oil), currently discharged in “tailings” ponds, sometimes for years, to separate the solids from the liquids for eventual recycling or safe discharge into the environment. With Canadian oil production estimated to increase from 1.9 million to over 6 million barrels of oil a day over the next 20 years, the released water from oil sands operations is estimated to reach one billion cubic meters in the Athabasca oils sands region by 2025. An innovative solution that can reduce the water treatment time, and thus the overall footprint and environmental impact of the tailings ponds, is required for Canada to meet its production goals. It is widely believed that the future of oil sands exploration, its social and economic contribution as the second largest oil reserve in the world, and its contribution to the public good of both Canada and the Unites States, hinges on industry’s ability to manage the wastewater in tailings ponds. Our Chief Science Officer continues to support the efforts at the University of Alberta on a direct and active basis. We believe our work with the Chair is important for this industry, both the Canadian and Unites States national interests, and could impact the global industry as the Chair was organized to develop sustainable solutions for managing these natural resources and the associated water issues. We expect technical publications by the researchers in the near future.

In February 2011, we added to our team a recognized industry water treatment expert, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge is assisting us in our efforts to commercialize our BioLargo technology in the food and beverage industry. Within the food and beverage industry, we believe the BioLargo technologies are useful in a number of applications, including “clean-in-place” related uses, treating processed and wastewater, and for enhancing performance of certain filter and water treatment technologies. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. Our efforts to develop new patents and other intellectual property, advancing proof of claim, pilot projects and seeking customers and/or licensing partners are continuing throughout 2012.

In August of 2011, we added a medical products expert to our management team to develop and exploit commercial opportunities within the medical industry. Since that time, in addition to organizing an internal team to champion products in this segment, we have developed prototype wound care and medical-use products incorporating our BioLargo technology for evaluation and proving basic product claims. We have engaged third party labs to validate basic product claims, and have successfully verified that our newly developed products meet required safety and efficacy benchmarks according to industry specific standards. This work is continuing as we refine and optimize our product designs.  In May 2012, we formed a wholly owned subsidiary for the purpose of commercializing medical products, and have since retained the services of Tanya Rhodes, a former Vice President at Smith & Nephew, to assist in the efforts. We are actively engaged in discussions with potential strategic partners about forming a business relationship to initiate the required regulatory applications and ultimately introduce  new products to market, but have also determined, based on the substantial work that has been accomplished by our team, to now take the necessary steps to fully develop market-ready wound care products, including obtaining required regulatory approvals as soon as we are able.  As a result, we are currently negotiating with contract manufacturers to finalize specific product specifications and technical validations for the purposes of finalizing the claims and product designs in anticipation of making an FDA application for requisite approvals which are targeted for mid-2013.

Throughout 2012, we have continued our product development, formulation refinement and test marketing for a number of animal-health related products in the equine and pet industries. We believe the work in this area is complimented by our technical advances and proofs of claims for products associated with human wound care and that many of these animal health care products could be ready for market in early to mid-2013 depending on our human and financial resources and our capability.

Results of Operations—Comparison of the three and nine-month periods ended September 30, 2012 and 2011

Revenue

We generated $10,490 and $55,145 in revenues from product sales during the three and nine-month periods ended September 30, 2012 and revenues of $10,805 and $26,759 during the same periods for 2011. In addition, for the three and nine-month periods ended September 30, 2011, we recognized revenue of $109,720 and $115,500 related to the Isan USA license transaction (see Note 4). For 2012, all of our product revenues relate to our Odor-No-More products for which sales are primarily to retail establishments at wholesale prices.

Cost of Goods Sold

For the three and nine-month periods ended September 30, 2012, our cost of goods sold was $6,857, or 65% of revenues, and $32,706, or 59% or revenues versus $12,683 or 11% of revenues and $36,270 or 25% of revenues for the three and nine month periods ended September 30, 2011. In the 2011 periods, we recognized licensing revenue, which reduced our cost of goods sold as a percentage of revenue. As well, in the nine-month period ended September 30, 2011, we agreed to purchase back product shipped in 2010 to a customer, which resulted in an increased cost of goods sold related to our product sales as compared with 2012.

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

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $828,354 and $3,064,792 for the three and nine-month periods ended September 30, 2012, compared to $580,507 and $2,453,038 for the three and nine-month periods ended September 30, 2011, an increase of $247,847 and $611,754, respectively. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $219,291 and $1,047,400 for the three and nine-month periods ended September 30, 2012, compared to $206,484 and $875,670 for the three and nine-month periods ended September 30, 2011, increases of $12,807 and $171,730, respectively. The increase in the nine-month period is primarily related to the non-cash expense related to the fair value of stock options, the expiration dates for which were extended in April 2012 by five years. An additional portion of the increase is related to annual salary increases pursuant to contracts with our executive officers.

b. Consulting Expenses: These expenses were $319,607 and $892,110 for the three and nine-month periods ended September 30, 2012, compared to $179,494 and $657,301 for the three and nine-month periods ended September 30, 2011, an increase of $140,113 and $234,809, respectively. .  The increases are primarily related to the non-cash expense incurred as a result of the five-year extension in April 2012 of the expiration dates for warrants and stock options issued to consultants.

c. Professional Fees: These expenses were $47,464 and $155,194 for the three and nine-month periods ended September 30, 2012, compared to $39,323 and $206,459 for the three and nine-month periods ended September 30, 2011, an increase of $8,141 and a decrease of $34,976, respectively. The increase is primarily related to the non-cash expense incurred as a result of the five-year extension in April 2012 of the expiration dates for warrants and stock options issued to professionals.  The decrease for the nine-month period is primarily due to the fair value of warrants issued to professionals in 2011 that have not been incurred in 2012.

Research and Development

Research and development expenses were $54,497 and $114,609 for the three and nine-month periods ended September 30, 2012, compared to $9,034 and $48,325 for the three and nine-month periods ended September 30, 2011, an increase of $45,463 and $66,284.  The increases are attributed to an increase in product development activities and patent application and prosecutions as compared to 2011.

Interest expense

Interest expense totaled $36,137 and $454,074 for the three and nine-month periods ended September 30, 2012, compared to $228,639 and $642,088 for the three and nine-month periods ended September 30, 2011, a decrease of $192,502 and $188,014. The decrease is primarily due to the repayment of $670,410 in convertible notes during 2012 (see Item 2, “Conversion of Spring 2009 Notes”, below) and amortization of the discount based on the fair value of the warrants issued in connection with our convertible debt offset by the fair value of the extension of warrants.

Net Loss

Net loss for the three and nine-month periods ended September 30, 2012 was $915,668 and $3,612,994, a loss of $0.01 and $0.06 per share, compared to a net loss for the three and nine-month periods ended September 30, 2011 of $711,671 and $3,043,994, a loss of $0.01 and $0.06 per share. Although the dollar amount of the loss has declined, the per share loss hasn’t declined as much due to the issuance of additional shares for new capital and for compensation and other related expenses.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $427,842 at September 30, 2012. We had negative working capital of $1,106,544 as of September 30, 2012, compared with negative working capital of $2,027,351 as of September 30, 2011. We had negative cash flow from operating activities of $1,662,101 for the nine-month period ended September 30, 2012, compared to a negative cash flow from operating activities of $1,334,451 for the nine-month period ended September 30, 2011. We used cash from financing activities to fund operations. Although we have reduced our negative working capital position in the nine-month period ended September 30, 2012, our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,612,994 for the nine-month period ended September 30, 2012, and an accumulated stockholders’ deficit of $71,078,288 as of September 30, 2012. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2012, we had $513,775 aggregate principal amount outstanding on various promissory notes. We may pay the principal and interest due on these notes in cash or in stock, at our option, at maturity. In addition, as of September 30, 2012, we had $971,266 of outstanding accounts payable and accrued expenses, of which $43,395 relates to interest due on outstanding promissory notes, and $927,871 relates to accrued and unpaid payables. (See Note 10.)

During the nine-month period ended September 30, 2012, we received $1,961,445 pursuant to our private securities offerings. (See Note 5.)

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

PART II

OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Summer 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share that commenced May 2012 (the “Summer 2012 Offering”), through September 30, 2012, we sold 1,925,214 shares of our common stock at $0.40 per share from seven accredited investors and received $770,086 gross proceeds and $744,515 net proceeds from the sales. Of these amounts, 1,147,500 shares were sold and $459,000 was invested during the three-month period ended September 30, 2012. Each purchaser of stock in the Summer 2012 Offering will receive, for no additional consideration, a stock purchase warrant (the “Summer 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until March 31, 2014.

On October 23, 2012, we amended the terms of the Summer 2012 Offering (see Note 5) by reducing the price of the common stock sold from 40 cents to 35 cents, and reducing the exercise price of the Summer 2012 Warrant from 55 cents to 50 cents. This change was applied retroactively to the investors of the offering. As a result, we issued an additional 275,038 shares of common stock to the investors, and issued those investors amended warrants reflecting the new share amount and new exercise price.

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

Conversion of Spring 2009 Notes

On the June 1, 2012 maturity date of the Spring 2009 Notes, we elected to convert the remaining aggregate principal balance of $670,410 and $67,041 of accrued and unpaid interest into an aggregate 1,340,820 shares of our common stock at a conversion price of $0.55 per share. As a result, the Spring 2009 Notes are fully paid.

Payment of Consultant Fees

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, in lieu of $9,225 of rent expense.

On March 6, 2012, we issued 100,000 shares of our common stock at a conversion price of $0.35 per share, and recorded $35,000 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

On July 1, 2012, we issued 80,000 shares of our common stock at a conversion price of $.035 per share, and recorded $28,000 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

On September 5, 2012 we issued 15,761 shares of our common stock at a conversion price of $.031 per share, and recorded $4,693 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

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

Item 6.                  Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description

4.1*	Form of Warrant issued in Summer 2012 Offering

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: November 14, 2012	By: /s/ DENNIS P. CALVERT
Dennis P. Calvert

Chief Executive Officer

Date: November 14, 2012	By: /s/ CHARLES K. DARGAN, II

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Form of Warrant issued in Summer 2012 Offering

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith