Form 10-K
period 2012-12-31
BIOLARGO, INC.
filed 2013-03-29
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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

Registrant’s telephone number, including area code: (949) 643-9540

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $12,555,288 which is based on 34,875,801 shares of common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number shares outstanding of the issuer’s class of common equity as of March 28, 2013 was 72,080,497.

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 17, 2013.

PART I

ITEM 1. BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Annual Report is as of December 31, 2012, unless expressly stated otherwise.

As used in this report, the term “we” or “Company” refers to BioLargo, Inc., a Delaware corporation, and its subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, and Clyra Medical Technologies, Inc., a California corporation.

Our Business – Harnessing “Nature’s Best Solution®”

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the “BioLargo Technology”, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner.  The core of this innovative technology is the accurate and safe delivery of iodine in a wide range of forms, moieties and conditions. Iodine is an essential nutrient and all natural broad-spectrum disinfectant with no known microbial resistance. When used effectively, it can keep people and the world safer from disease and infection, and can be engaged as a powerful oxidant and catalyst to keep our water, earth, and air clean, safe, and healthy. Our goal is to target our capabilities to create and utilize iodine to improve the quality of life for people worldwide, to protect the environment, all while producing positive economic results for our customers, partners, and shareholders.

Our products offer a solution to an array of pervasive problems, including odor, moisture control, disinfection, wound healing and contaminated water.  The iodine most of us are familiar with, sold in pharmacies and used by hospitals, has severe limitations – it is considered toxic, causes staining, and contains a limited dose of the active oxidizing ingredient. Our technology, on the other hand, directly addresses many of these shortcomings – we can deliver iodine’s oxidizing ingredient (“free iodine”) with precision, ranging from very small doses up to very large doses with more than 20 times the power of traditional iodine. We can deliver iodine so that it is both non-toxic and non-staining, thus extending its usefulness well beyond historical product applications.  Consequently, we feel our best advantage is to leverage iodine’s breadth to develop uses and products that offer a competitive edge against other technologies. These uses can secure BioLargo its highest value proposition, resulting in sales and licensing opportunities.

The centerpieces of our technology are embodied by our patented and proprietary CupriDyne® and its methods of delivery, the Isan system, and our new “Advanced Oxidation System.” These technologies offer a nearly seamless range of capabilities for the generation, delivery and control of iodine and implementation of iodine in most of its moieties.

General Benefits of Our Technology

Generally, our technology offers the following beneficial features, among others:

•	Cost Competitiveness – The simplicity and efficacy of our technology can offer lower total costs for both manufacturer and consumer.

•
Broad Spectrum Disinfection — Our technology offers selective and/or an additive germ killing strategy. It permits flashing or metered dosing of targets with iodine, as required for each application, and functions at a wide range of pH, further extending its viability.

•	Deodorization — Our technology can deliver iodine in an oxidative form that rapidly, yet safely, destroys odor-causing compounds, eliminating odor.

•	Non-Staining — Unlike the iodine solutions currently used in medicine and sold in stores, many of our iodine formulations do not stain or chemically discolor surfaces on contact.

•	Increased Holding Power — Our technology can significantly increase the holding power of absorbent materials, depending on product configuration.

•	Disposal of Contaminations — In certain applications, our technology can render contaminated or infectious material safe to handle.

•	Safety — Many applications of our technology utilize or create compounds which are generally recognized as safe (GRAS) as food ingredients by the U.S. Food and Drug Administration (“FDA”).

•	Flexibility — Our technology is easily combined with a broad array of materials and complimentary chemicals to create or improve formulated products and delivery systems.

•	Lower Corrosion — Our technology is significantly less corrosive than other chemicals (such as chlorine), which may help extend the useful life of certain industrial equipment.

Focus of Commercial Applications

The list of potential uses and commercial opportunities can appear endless.  We have chosen to focus on applications we believe have some combination of the following attributes:

1.	a compelling commercial advantage;

2.	our products out-perform competing products;

3.	market segments in which we have the talent and resources or opportunity to succeed in executing our business plans; and

4.	uses where we can identify a compelling cost savings or value offering to increase market share.

Although our technology has potential commercial applications within many industries, we are focusing our efforts in three areas:

1.	The companion animal industry, as a segment of the commercial, household and personal products (“CHAPP”);

2.	Advanced wound care; and

3.	Water treatment.

Within these broad categories, we also narrow our product focus to exploit opportunities that we believe are of high-value to potential customers and that present commercially significant opportunities.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use.

For this market, we initially developed three odor and moisture control products featuring our technology, and marketed those products to the equine industry under the Odor-No-More brand. Based on our experience in that market, we continued to refine product design to serve various uses in different markets. As a result, we recently introduced a line of feline products, which we intend to expand to other companion animals, as well as a sports gear deodorizing product. These lines are discussed below. Each brand presents certain product extension opportunities that could cross many different consumer market segments that range from household products, personal care, pets, automotive, outdoorsman products, sports, restaurant and hotel supply, janitorial products, skin care, cleaners and soaps, shampoos and the like.

Companion Animals (pet care)

In May 2009 we officially launched our first products targeted to the animal health marketplace under the “Odor-No-More” brand name, which help customers save time and money while controlling odor and moisture: Animal Bedding Additive, Cat Litter Additive, and a Facilities and Equipment Wash product. Our Odor-No-More product earned a “Best New Product” award at SuperZoo 2009, and a “Product of the Year” award by Horse Journal in 2010. In January 2010, we formed a wholly owned subsidiary, Odor-No-More, Inc., to continue developing a complete line of products that would serve a broader market in the entire companion animal wellness market.

In fall 2012, we attempted to introduce our Odor-No-More branded cat litter additive through Central Garden & Pet distribution at the SuperZoo trade show. At the same time, we retained Bulldog Marketing to assist us in a comprehensive review of the brand, product category, marketing and product positioning. Based on our test marketing, and our experience and customer input at the trade show, we instead chose to launch a line of feline products into the pet industry branded Nature’s Best Solution, rather than a single cat litter additive under the Odor-No-More brand. These products are initially for companion animals, and we believe the expansion of the product line will better meet the needs of the marketplace. We have retained The Pet Firm to assist us with key national pet specialty retail accounts. The products are available for purchase at www.NaturesBestSolution.com.

We believe the opportunity for these products to succeed in the national market is substantial. As those opportunities expand, we intend to dedicate the financial and human to support the magnitude of the opportunity.

 Wound Care for Animals

In late 2012, we began a process of test marketing our newly developed wound care products (see “Advanced Wound Care – Clyra Medical Technologies Subsidiary”, below) for animals. As a result of technical proof of claims verifying efficacy and safety, we believe these products may be ready for market. We are currently supplying samples of the products on a free trial basis to veterinarians, farriers, trainers and rescue organizations to gather intelligence about their experience as we refine a business plan and evaluate the market opportunity and potential selling and/or distribution strategies. These efforts are preliminary and any focused effort in this area will require capital or strategic business relationships to help produce, market and sell these products. To the extent that those resources become available in the future, we will evaluate the commercial opportunity.

Sports Gear Deodorization

In the latter half of 2012, we developed a niche product targeted toward the sports market: DeodorAll® Sport. This product tackles hard to manage sports related odors for equipment, shoes, pads, helmets, etc. The primary marketing efforts are being spearheaded under a non-exclusive arrangement with a marketing company that purchases product from us at wholesale prices and is focused on ice hockey equipment. It is marketing for online sales at www.deodorallsport.com.

EPA and FDA Regulation of CHAPP Products

Although our CHAPP products are eligible for certain regulated marketing claims (such as disinfection) from the EPA and FDA, we do not intend to make regulated claims in the marketing of these products. We do not believe that making regulated claims in marketing materials are key to our sales success. At some point in the future, it may be appropriate to obtain FDA or EPA approval to make such claims to further differentiate our products in the marketplace.

Equine Industry

Initial marketing efforts of Odor-No-More branded products focused on an animal-bedding additive for use in the equine industry. Although we achieved critical acclaim and established distribution, sales success has been largely elusive. We believe our best strategy is to identify a marketing and selling partner that will focus its efforts in this industry, rather than devoting our internal resources to do so. We also believe that our continued product development in the CHAPP segment may allow us to expand our equine line into a full line of complimentary products that focus on equine health, including wound, skin and hoof care.  We have not yet identified a strategic partner and are uncertain about if such a plan is possible, or likely, since we plan to invest our primary focus on other business opportunities in the CHAPP segment, as described above.

Agreement with Central Garden & Pet

On March 24, 2011, we granted Central Garden & Pet the exclusive worldwide right and license to sell products that contain our technologies in the “pet supplies industry” pursuant to a written agreement. The rights granted to Central are exclusive so long as Central purchased a minimum amount of product from us by February 11, 2013. Central failed to do so, and has 60 days from our February 11, 2013 notice to them of such failure to purchase the minimum amount of product or provide us equivalent compensation in order to maintain exclusive rights to our technology in the “pet supplies industry”. The $100,000 deposit paid to us by Central in 2011 is non-refundable and will not be returned to Central.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

In 2012 we formed a subsidiary Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, with an initial focus on advanced wound care. Our formulated advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. We believe these benefits, along with reduced product costs as compared with other antimicrobials, give our products a competitive advantage in the marketplace.

We added two industry-leading executives, Tanya Rhodes, PhD, former Executive Vice President of Smith & Nephew and Tim Johnson, co-founder of Blue Sky Medical, to join the executive team dedicated to leading this exciting venture. The team has concluded all required verifications of its core technical efficacy and safety claims and narrowed its focus to distribute a wound gel and a wound cleanser as the first two products. There are several other products conceived and available for development.

FDA Regulation

In late 2012, Clyra organized a strategic supply agreement with Formulated Solutions, a state-of-the-art FDA registered drug and device manufacturing company in Florida, to make final preparations and apply for a FDA 510(k) approval for its first two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success of such applications, given the forward looking nature of such events, the company has retained and engaged a team of experts in the area to guide the company through the process and is not aware of any inherent technical or practical reason that its products would not receive the approvals sought. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until the first half 2014. In the interim, we will continue to seek licensing partners, and refine our product roll out, marketing, and distribution plans.

Product Advantages

We believe Clyra products may offer advances in performance, efficacy, and cost of goods compared to incumbent technologies, giving it the potential for high margin, high commission and/or lower cost selling opportunities as it disrupts the market with a “better and lower cost” alternative. Managed care settings, including VA and military contracts, should be prime targets for these products. The ingredients and amounts in our formulations are “Generally Recognized as Safe” (GRAS), as compared to competing technologies that are often harsh and/or with no known metabolic pathway. Our technology falls within a class of antimicrobials that are widely understood in an industry that has struggled to manage acquired microbial resistance and biofilms. Both of these factors are key benefits of our technical offerings.

License Agreement

On December 17, 2012, we entered into a license agreement in which we granted our subsidiary Clyra the exclusive world-wide right to make, have made, use, sell, offer for sale, and import products for use within the field of human wound care (as defined in the agreement), expandable to include other medical products. Once Clyra meets certain funding goals, the license agreement requires it pay to us a $50,000 per month license fee, as well as a six percent royalty on product sales. Clyra has the rights to sublicense the technology, with our approval, and in such instances must split equally with us any sublicense fees.

On December 17, 2012 we also granted 1,500 shares of Clyra common stock (of an aggregate total 9,000 issued and outstanding) to members of its management team. Clyra is currently conducting a private securities offering of 1,000 shares of its common stock. If that offering is fully subscribed, we will own 75% of Clyra’s common stock.

Longer Term Prospects

In addition to our CHAPP and wound care products, we are actively conducting research and product development, as well as seeking licensing partners, in multiple areas in which we believe our technology provides significant cost and efficacy advantages.

Water Treatment

We have developed and are further refining a technology for water treatment called the Advanced Oxidation System (“AOS”). AOS directly allows for the removal and in-sitú destruction of many dangerous, yet common waterborne contaminants. It has all of the hallmarks of being broadly cost efficient and scalable. We recently received technical proof of claims that validates its most critical claim of efficacy.

We have developed a prototype design of a water filtration system featuring AOS, filed for patents and gathered our first proof of claim. It will now be fully engineered, tested and positioned for commercial trials. We believe our AOS system can enhance any water treatment system already in use by industry and that it will prove valuable first in certain industrial applications, such as oil refining and extraction, fracking, oil sands, or food and beverage. As we develop commercial proof of claims, fully engineer and refine the device, and establish scalable production, it may also prove valuable in creating potable water for local municipalities and even for use in villages in third world countries. We believe our system will offer significant cost and sustainable environmental advantages over competing technologies.

We are currently evaluating the most practical way and appropriate market to exploit our new AOS inventions. We intend to form a subsidiary to dedicate the proper resources to maximize this business. As part of that process, we intend to find further industry resources to assist in the endeavor. Revenue opportunities present themselves in many forms: licensing, sale, manufacturing, servicing, joint venture, leasing, tolling, etc. However, we have not yet identified the specific industry segment or revenue opportunity for our first commercial trials.

Oil and Gas Industry

The environmental problems caused by oil and gas exploration are well documented. We believe our technology can play an important role in any of the areas within this industry that must contend with managing contaminated water, bacteria, volatile organic compounds, or other pollutants. For example, “hydraulic fracturing,” or “fracking” is the process of injecting liquids into geologic formations to release natural gas and oil. Fracking creates large quantities of contaminated water that must be treated before reuse or release into the environment. We believe our AOS system offers important and material advantages relative to current processes that address water issues related to the extraction of oil and gas commodities. As the industry copes with increasing regulatory and political pressures to mitigate all forms that directly pollute our country’s aquifers with toxic materials, and ensure environmentally sound operating procedures, we are positioned to become the industry standard for the treatment of flow back water in the future with an emphasis on providing on-site treatment for water reuse.

To facilitate an understanding and positioning in this segment, in 2010, we added to our team the former chief technology officer of oil industry giant Halliburton, Dr. Vikram Rao. Having spent more than 30 years at Halliburton, Dr. Rao is the author of more than 40 publications, has been awarded 24 patents, serves as the Executive Director of the Research Triangle Energy Consortium, and brings his experience and industry connections to BioLargo.

In December 2011 we announced that we had been selected as a founding member of a Canadian Natural Sciences and Engineering Research Council (“NSERC”) “research chair”, joined by globally leading oil companies, the regional water district in Alberta Canada and the University of Alberta. The Chair was formed to solve the contaminated water and tailings ponds problems associated with the oil sands industry.

The Canadian Oil Sands are believed to be the second largest deposit of oil in the world. Extracting oil from the Oil Sands creates high volumes of contaminated water (between 2 and 4.5 barrels of water to produce one barrel of synthetic crude oil), currently discharged in “tailings” ponds, sometimes for years, to separate the solids from the liquids for eventual recycling or safe discharge into the environment. With Canada hoping to increase its oil production from 1.9 million to over 6 million barrels of oil a day over the next 20 years, the released water from oil sands operations is estimated to reach one billion cubic meters in the Athabasca oils sands region by 2025. An innovative solution that can reduce the water treatment time, and thus the overall footprint and environmental impact of the tailings ponds, is required for Canada to meet its production goals. It is widely believed that the future of oil sands exploration, its social and economic contribution as the second largest oil reserve in the world, and its contribution to the public good of both Canada and the United States, hinges on industry’s ability to manage the wastewater in tailings ponds.

While our work with the research chair continues, we will also work to advance our intellectual property and proof of claims within the oil and gas industry, which we believe will also help advance our commercial goals to secure strategic partners, pilot projects, supply chain/ engineering partners and customers.

We believe our role in helping solve the oil sands settling ponds issues, as well as avoiding the creation of settling ponds by delivering real time scalable treatment options for this highly specialized industry, is important and substantial.

Industrial Water Treatment

Industrial water treatment is very broad in scope, yet our technology provides some unique, continuous handling and cost effective solutions. An immediate focus is process systems, which require continuous monitoring and adjustment such as heat exchange water. Standard processing commonly uses filters to remove particulate matter and other contaminants as well as chemicals to reduce scale and prevent bio-growth.  BioLargo can trim chemical consumption, lengthen filter life, slash common corrosion issues and reduce the incidence of dangerous byproducts like trihalomethanes (THM) that are common with chemicals such as chlorine.

In February 2011, we added to our team former Pepsi-Cola International VP of Technical Services, and recognized industry water treatment expert, with life time achievement honors in both the AWWA (American Water Works Association) and the International Society of Beverage Technologists,  Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge will assist efforts to commercialize our technology in this segment. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are developing new patents and other intellectual property, advancing proof of claim, and seeking pilot projects and customers and/or licensing partners.  These efforts are continuing in 2013.

The Isan System

The Isan system is a proprietary automated water disinfection system that substantially reduces the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. The system is able to operate at high flow rates and performs key steps in the process:

1.	Accurately measures prevailing levels of iodine in a target water stream.

2.	A control unit measures, monitors, and systematically controls and documents the process.

3.	Iodine canisters, controlled by the Isan system, deliver iodine in a non-toxic, non-corrosive, non-staining manner at a prescribed flow rate.

4.	Resin canisters collect by-products after disinfection is complete.

Developed in Australia, the Isan system was initially registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand.

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan system, whereby we jointly purchased the intellectual property associated with the Isan system. We are continuing our previous efforts (which started in 2008) to market and find a potential industry partner/licensee for the Isan technology. No such partners have been found.

Manufacturing

We do not presently intend to manufacture products we sell, but rather contract with third parties to do so. We currently work with manufacturers on a contract-for-hire basis, or on a project-by-project basis, with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our technology. In 2010, we established a non-exclusive supplier relationship with Horn (formerly, the E.T. Horn Company), located in Southern California, to provide blending and packaging related services for our Odor-No-More branded products. As mentioned previously, in late 2012, our subsidiary Clyra entered into a non-exclusive supplier agreement with Formulated Solutions, a manufacturer of medical products. We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, for production of our new products.

We also use third party manufacturers to produce chemicals such as tablets and powders, and multiple suppliers of such absorbent materials and chemical reagents. We do not have exclusive arrangements or written agreements with any such manufacturers that we have used to date. We have several choices for manufacturers of chemicals and are not dependent upon any single manufacturer or source of materials. Most of the chemicals we use in the production of our CupriDyne® based products, such as potassium iodide, are not typically scarce or subject to price volatility, but there is no assurance that will not change in the future. Some of our products incorporate “super absorbent polymers,” which are subject to price volatility and scarcity.

Competition

We believe that our products contain unique characteristics that differentiate them from competiting products. But, each our products faces competition from products with similar prices and similar claims. Large well-capitalized companies, such as Johnson & Johnson, BASF Corporation, Dow Chemical Co., E.I. DuPont De Nemours & Co., Chemical and Mining Company of Chile, Inc., Proctor and Gamble Co., Diversey, Inc., EcoLab, Inc., Steris Corp., Chlorox, Reckitt Benckiser and Siemens AG, and others, dominate each of their respective markets for disinfecting or sanitizing products. In the medical markets, we compete with companies like Smith & Nephew, 3M, ConvaTec and Derma Sciences. In pet markets, we compete with established companies such as Arm & Hammer and Nature’s Miracle. Each of these named companies and many other competitors are significantly more capitalized than we are and have many more years of experience in producing and distributing products.

Our technology and products incorporating our technology would compete with many other applications currently on the market. In addition, we are aware of other companies engaged in research and development of other novel approaches to applications in some or all of the markets identified by us as potential fields of application for our products and the Isan system. Many of our present and potential competitors have substantially greater financial and other resources and larger research and development staffs than we have. Many of these companies also have extensive experience in testing and applying for regulatory approvals. In addition, colleges, universities, government agencies, and public and private research organizations conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed, some of which may be directly competitive with our applications.

Intellectual Property and Research and Development

We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest, and to protect our trade secrets and proprietary information through laws and contractual arrangements.

Our Chief Science Officer, Mr. Kenneth R. Code, has been involved in the research and development of the BioLargo technology since 1997. He has participated in the Canadian Federal Scientific Research and Experimental Development program and he was instrumental in the discovery, preparation and filing of the first BioLargo technology patents. He has worked with manufacturers, distributors and suppliers in a wide variety of industries to gain a full appreciation of the potential applications and the methodologies applicable to our BioLargo technology for their manufacture and performance. He continues to research methods and applications to continue to expand the potential uses of our BioLargo technology as well as work to uncover new discoveries that may provide addition commercial applications to help solve real world problems in the field of disinfection.

In 2011 and 2012, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed four patent applications, including provisional applications, each comprised of multiple individual claims, and were granted five patents by the USPTO. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

During 2013 we plan to continue to advance our proof of claims, inventions and patent filings.

We spent $99,495 in 2011 and $126,023 in 2012 on research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, as present, is as follows:

Patents

•              United States Patent 6,146,725, issued on November 14, 2000, titled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids.

•              United States patent 6,328,929, issued on December 11, 2001, titled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate.

•              United States patent 7,867,510, issued on January 11, 2011, titled “Material having antimicrobial activity when wet”, relating to articles for delivering stable iodine-generating compositions.

•              United States patent 7,943,158, issued on May 17, 2011, titled “Absorbent systems providing antimicrobial activity”, relating to the reduction of microbial content by providing molecular iodine to stabilized reagents.

•              United States patent 8,021,610, issued on September 20, 2011, titled “System providing antimicrobial activity to an environment”, relating to the reduction of microbial content in a land mass.

•              United States Patent 8,226,964 issued on July 24, 2012, relating to use of our BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.

•              United States Patent issued on September 4, 2012, relating to the use of our BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

Pending Patent Applications

•              US Patent Application 12/220,484 (filed July 24, 2008), relating to the use of an article for application to a surface to provide antimicrobial and/or anti-odor activity. At least one of the reagents is coated with a water-soluble, water dispersible or water-penetrable covering that prevents ambient conditions of 50% relative humidity at 25ºC from causing more than 10% of the total reagents exposed to the ambient conditions from reacting in a twenty-four hour period.

•              PCT/US Patent Application 2007/07508 (filed March 27, 2007), claiming priority from at least some of the earlier US Patent applications listed above, and expanded the scope of coverage to additional technologies such as packets for dishwashers.

•              PCT/US Patent Application (filed December 3, 2008), claiming priority from US patent application 12/001,073 and its associated claims.

•              PCT/US Patent Application (filed January 10, 2011), divisional of US patent application 12/516,960 and its associated claims.

•              US Patent Application 13/116,775 (filed May 26, 2011), relating to the moderation of oil extraction waste environments.

•              US Patent Application 13/116,816 (filed May 26, 2011), relating to the moderation of animal environments.

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

Corporate

BioLargo, Inc. was initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board (now called the OTCQB – the OTC Markets “Venture Marketplace”) under the trading symbol “BLGO”.

In January 2006, we formed BioLargo Life Technologies, Inc., as a wholly owned subsidiary, to hold our intellectual property. In January 2010, we began operating Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line. In 2012 we formed Clyra Medical Technologies, Inc. to develop and market medical products based on our technology.

Our offices are located in La Mirada, California, adjacent to the manufacturing facility and corporate offices of Horn, at 16150 Heron Avenue, La Mirada. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also archive investor and stockholder communications at www.BioLargoShares.blogspot.com. A number of our products are offered at www.odornomore.com, www.naturesbestsolution.com, and www.deodorallsport.com . The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2012 our executive officers were:

•	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

•	Charles K. Dargan II: Chief Financial Officer

•	Kenneth R. Code: Chief Science Officer

•	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano was also appointed the President of our wholly owned subsidiary, Odor-No-More, Inc., which began operations in January 2010.

Employees

As of December 31, 2012, we employed six full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.

ITEM 1A.                RISK FACTORS

The Company faces a number of significant risks associated with its current plan of operations. These include the following:

The effects of the recent global economic crisis has had an impact our business, operating results, and financial condition, and the rate of recovery is uncertain.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. It has tightened the supply of investment capital. These macroeconomic developments and the unpredictable rate of recovery could continue to negatively affect our business, operating results, and financial condition in a number of ways.

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

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded the majority of our activities through sales of our debt or securities. We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our technology. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2012 and 2011 was $2,032,804 and $1,716,324, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continue to use cash in 2013 as it becomes available and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

Although we are generating limited revenue from the sale of our products, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional funding to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, our business plans will suffer and may fail.

Because we have limited resources to devote to sales, marketing and licensing efforts with respect to our technology, any delay in such efforts may jeopardize future research and development of technologies, and commercialization of our technology. Although our management believes that it can finance commercialization efforts through sales of our securities and possibly other capital sources, if we do not successfully bring our technology to market, our ability to generate revenues will be adversely affected.

We do not believe that Central Garden & Pet Company will maintain exclusive rights in the “pet supplies industry”.

In March 2011, we entered into a license and supply agreement with Central Garden & Pet Company, one of the largest premium pet product companies in the United States. The agreement grants to Central exclusive rights in the “pet supplies industry”, as that term is defined in the agreement, for a period of two years from the date of the agreement, which period can be extended if Central purchases a specific minimum amount of product from us. We do not believe Central will meet the minimum purchase requirements in the agreement to maintain its exclusivity in the “pet supplies industry”, and on February 11, 2013, provided notice pursuant to our contract giving Central 60 days to do so.

If we are not able to manage our anticipated growth effectively, we may not become profitable.

We anticipate that expansion will continue to be required to address potential market opportunities for our technology and our products. Our existing infrastructure is limited, is not scalable, and will not support future growth, if any. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and on our operating results.

Some of the products incorporating our technology will require regulatory approval.

The products in which our technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and or expensive to obtain. While our management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, then we may not be able to generate commercial revenues. Certain specific regulated applications and its use therein require highly technical analysis, additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

We need to outsource and rely on third parties for the manufacture of the chemicals, material components or delivery apparatus used in our technology and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources or capability to manufacture the chemicals that comprise our technology. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our technology or reduce its competitiveness even if they reach the market. Any such delay related to such future agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the commercialization of our technology could be delayed or curtailed.

To the extent that we rely on other companies to manufacture the chemicals used in our technology, or sell or market products incorporating our technology, we will be dependent on the timeliness and effectiveness of their efforts. If any of these parties does not perform its obligations in a timely and effective manner, the commercialization of our technology could be delayed or curtailed because we may not have sufficient financial resources or capabilities to continue such efforts on our own.

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

If our technology or products incorporating our technology do not gain market acceptance, it is unlikely that we will become profitable.

The potential markets for products into which our technology can be incorporated are rapidly evolving, and we have many successful competitors. At this time, our technology is unproven in its commercial use, and the use of our technology by others is nominal. The commercial success of products incorporating our technology will depend upon the adoption of our technology by commercial and consumer end users in various fields.

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

If products incorporating our technology do not achieve a significant level of market acceptance, demand for our technology itself may not develop as expected and, in such event, it is unlikely that we will become profitable.

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

We expect our operating expenses will continue to fluctuate significantly in 2013 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer, and Kenneth Reay Code, our chief science officer. The loss of the services of either of these officers or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management, although management is evaluating the potential of securing this type of insurance in the future as may be available.

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

If we suffer negative publicity concerning the safety or efficacy of our products, our sales may be harmed

If concerns should arise about the safety or efficacy of any of our products that are marketed, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for those products. Similarly, negative publicity could result in an increased number of product liability claims, whether or not those claims are supported by applicable law.

The licensing of our technology or the manufacture, use or sale of products incorporating our technology may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encountersignificant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries on or before filing deadlines set forth by the International Patent Cooperation Treaty (“PCT”). We therefore choose to file patent applications only in foreign countries where we believe the commercial opportunities require it, considering our available finances and the needs for our technology. This has resulted, and will continue to result, in the irrevocable loss of patent rights in all but a few foreign jurisdictions.

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

The volatility of certain raw material costs may adversely affect operations and competitive price advantages for products that incorporate our technology.

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

Our stock is currently quoted on the OTC Markets (OTCQB). Being quoted on the OTCQB has made it more difficult to buy or sell our stock and from time to time has led to a significant decline in the frequency of trades and trading volume. Continued trading on the OTCQB will also likely adversely affect our ability to obtain financing in the future due to the decreased liquidity of the our shares and other restrictions that certain investors have for investing in OTCQB traded securities. While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another stock exchange when the Company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq or another stock exchange.

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

Because our common stock is not quoted on the Nasdaq National Market or Nasdaq Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, which we expect for the foreseeable future, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 16150 Heron Avenue, La Mirada, California 90638. We sublease our office space from Horn, our distribution partner.

ITEM 3. LEGAL PROCEEDINGS

On February 11, 2013, a lawsuit was filed against us in the Los Angeles Superior Court by Lance Jon Kimmel, an attorney who provided legal advice to us from 2006 through 2009. The lawsuit seeks the recovery of $106,669 in unpaid legal fees. We intend to vigorously defend this lawsuit.

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2012, there were no such litigation proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “BLGO”.

The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Yahoo Finance.

	2011		2012
	High	Low	High	Low
First Quarter	$0.57	$0.35	$0.39	$0.28
Second Quarter	$0.51	$0.29	$0.49	$0.30
Third Quarter	$0.45	$0.34	$0.39	$0.25
Fourth Quarter	$0.38	$0.22	$0.32	$0.22

The closing bid price for our common stock on March 27, 2013, was $0.285 per share. As of such date, there were approximately 650 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,521,086	$0.44	3,478,914
Equity compensation plans not approved by security holders (2)	13,338,220	0.41	n/a
Total	21,859,306	$0.42	3,478,914

(1)
We have one equity compensation plan approved by our stockholders – the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted by our Board of Directors on August 7, 2007 and approved by our stockholders at the 2007 Annual Meeting of Stockholders on September 6, 2007, and amended by our stockholders in 2011. Upon the adoption of the 2007 Plan, a prior plan approved in 2004 was frozen and no further grants will be made under that. It currently allows the issuance of a maximum aggregate 12,000,000 shares.

(2)
This includes various issuances to specific individuals either as a conversion of un-paid obligations or as part of their agreement for services.  Each issuance is itself a plan and are detailed in Note 9 of our financial statements.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2012 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2012 and 2011

Revenue

From product sales, we generated $65,542 in revenue during the year ended December 31, 2012, compared with $40,689 during the year ended December 31, 2011. In addition, in 2011 we recognized $115,500 of deferred revenue related to the Isan USA license transaction. See Note 4 to our Consolidated Financial Statements for further information regarding this transaction.

In 2011, because our master distribution partner Horn is purchasing product from us but then stocking that product as inventory that we may draw on to make sales to our other customers, we began categorizing product sales to Horn as “deferred revenue” on our Balance Sheet. Once sales are made to other distributors, retailers, or consumers, by either Horn, or us, such amounts are included in product revenue on our Statement of Operations.

The increase in product sales results from an increase of sales in each of our three Odor-No-More products. These increases are due to distributor and re-seller reorders, and is not a result of any increased marketing activities on our part.

Cost of Goods Sold

Our cost of goods sold during 2012 was $39,781, or 61% of product revenues, as compared with $44,756 in 2011, or 110% of 2011 revenues. Our cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries related to the product development and manufacturing. Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in higher fluctuations than we anticipate in future years. The difference in the percentage in 2012 versus 2011 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $4,611,940 for the year ended December 31, 2012, compared to $3,165,202 for the year ended December 31, 2011, an increase of $1,446,738. The increase results primarily from non-cash transactions related to options, and the extension of options, issued to consultants and employees. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $1,536,291 for the year ended December 31, 2012, compared to $1,072,242 for the year ended December 31, 2011, an increase of $464,049. The increase is primarily attributable to fair value of the common stock issuance and the amortization of the fair value of the options issued to senior executives in 2012.

b. Consulting Expenses: These expenses were $1,714,493 for the year ended December 31, 2012, compared to $873,407 for the year ended December 31, 2011, an increase of $857,207. The increase is primarily attributable to the amortization of the fair value of an option issued to a consultant, and the fair value of an extension of an option issued to two consultants, resulting in a non-cash stock option compensation expense in 2012, but no such expense for that option in 2011.

c. Professional Fees: These expenses were $454,487 for the year ended December 31, 2012, compared to $461,662 for the year ended December 31, 2011, a decrease of $7,175.  The use of and payment to professionals were consistent between 2011 and 2012.

Research and Development

Research and development expenses were $126,023 for the year ended December 31, 2012, compared to $99,495 for the year ended December 31, 2011, an increase of $26,528. The increase is due to additional product development activities associated with our Nature’s Best Solution and Deodorall branded products, as well as our advanced wound care products.

Interest expense

Interest expense totaled $616,354 for the year ended December 31, 2012, compared to $793,259 for the year ended December 31, 2011, a decrease of $176,905. The decrease is due in part to the conversion in the year ended December 31, 2012 of the outstanding convertible notes issued in our Spring 2009 and Spring 2010 offerings. The decrease is also due to less amortization expense related to the fair value of the warrants issued in connection with our convertible debt as the warrants become fully amortized.

Net Loss

Net loss for the year ended December 31, 2012 was $5,333,986, a loss of $0.08 per share, compared to a net loss for the year ended December 31, 2011 of $3,954,389, a loss of $0.07 per share. The increase in net loss for the year ended December 31, 2012 is primarily attributable to the increase in Selling, General and Administrative expenses, offset somewhat by the reduction of interest expense.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $151,189 at December 31, 2012. We had negative working capital of $341,589 as of December 31, 2012, compared with negative working capital of $1,171,508 as of December 31, 2011. We had negative cash flow from operating activities of $2,032,804 for the year ended December 31, 2012, compared to a negative cash flow from operating activities of $1,716,324 for the year ended December 31, 2011. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash. See Note 1 for a discussion of the presentation and preparation of the financial statements on a going concern basis.

Since we continue to be limited in terms of our capital resources, we are continuing to raise investment funds through private securities offerings. During the year ended December 31, 2012, we received gross proceeds of $2,171,495 pursuant to our private securities offerings. We will be required to raise substantial additional capital to continue our current operations, as well as to meet our liabilities as they become due, if our efforts to commercialize our technology do not generate cash flow in the near future. There can be no assurance that we will be able to do so. If we are unable to do so, and our operations do not generate sufficient cash, we will be compelled to reduce or curtail certain activities to preserve cash, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property. If we were forced to significantly curtail aspects of our operations, there would be a material adverse impact on our future outlook, as well as our current financial condition and results of operations.

It is also unlikely that we will be able to qualify for bank or other financial institutional debt financing until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender.

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

Valuation of Intangibles and Investments Acquired in a Non-Monetary Transaction

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

Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2011 and 2012 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for smaller public companies, and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2012.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders, currently scheduled to be held on June 17, 2013 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)

3.2	Certificate of Designations creating Series A Preferred Stock (2)

3.3	Bylaws, as amended and restated (1)

4.1	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)

4.2	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)

4.3	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)

4.4	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)

4.5	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)

4.6	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)

4.7	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)

4.8	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)

4.9	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)
4.10	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)
4.11	Promissory Note (Masteller) (15)
4.12	Form of Convertible Promissory Note issued in the Spring 2010 Offering (16)
4.13	Form of Eighteen Month Warrant issued in the Spring 2010 Offering (16)
4.14	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering (16)
4.15	Form of Warrant issued in the Fall 2011 Offering (22)
4.16	Form of Warrant issued in the Winter 2012 Offering (22)
4.17	Amendment to January 10, 2008 stock option agreement with consultant (25)
4.18	Amendment to January 10, 2008 stock option agreement with consultant (25)
4.19	Form of Warrant issued in Summer 2012 Offering (24)
4.20	Non-Qualified Stock Option agreement dated April 9, 2012 between the Company and its Chief Financial Officer Charles K. Dargan II. (23)

10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (4)

10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (4)

10.3	BioLargo, Inc. 2007 Equity Incentive Plan (5)

10.4	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan (19)

10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (6)

10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace (6)

10.7	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (6)

10.8†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (7)

10.9	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)

10.10†	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)
10.11†	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (17)

10.12	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)
10.13	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)
10.14	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.15	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.16	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (18)
10.17	Termination Agreement related to Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (20)
10.16	Consulting Agreement dated as of August 12, 2011 between BioLargo, Inc., and Steven V. Harrison (20)
10.17	Termination Agreement related to Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (21)
10.18†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert (25)
10.19†	Amendment to the April 30, 2007 Employment Agreement between the Company and Kenneth R. Code (25)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007

(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.
(16)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2009
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.
(19)	Incorporated herein by reference from the Def 14C filed by the Company on May 2, 2011.
(20)	Incorporated herein by reference from the Form 8-K filed by the Company on August 15, 2011.
(21)	Incorporated herein by reference from the Form 8-K filed by the Company on October 5, 2011.
(22)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2011
(23)	Incorporated herein by reference from the Form 8-K filed by the Company on April 10, 2012.
(24)	Incorporated herein by reference from the Form 10-Q for the three-month period ended September 30, 2012.
(25)	Incorporated herein by reference from the Form 8-K filed by the Company on December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 29, 2013	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	March 29, 2013
Dennis P. Calvert

/s/ Charles K. Dargan II	Chief Financial Officer	March 29, 2013
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 29, 2013
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	March 29, 2013
Joseph L. Provenzano

/s/ Gary A. Cox	Director	March 29, 2013
Gary A. Cox

/s/ Dennis E. Marshall	Director	March 29, 2013
Dennis E. Marshall

/s/ Kent C. Roberts III	Director
Kent C. Roberts III		March 29, 2013

/s/John S. Runyan	Director	March 29, 2013
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioLargo, Inc.

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

March 29, 2013

Irvine, California

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2012

	December 31, 2011	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,498	$151,189
Accounts receivable, net of allowance	10,476	11,606
Inventory	61,865	53,985
Prepaid expenses	1,346	—

Total current assets	202,185	216,780

FIXED ASSETS
Equipment, net	2,700	—

OTHER ASSETS	41,502	51,917

TOTAL ASSETS	$246,387	$268,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$706,688	$339,372
Convertible notes payable, current portion	670,410	—
Discount on convertible notes, current portion net of amortization	(255,914)	—
Note payable	100,000	100,000
Deferred revenue	52,509	18,997
Customer deposit	100,000	100,000

Total Current Liabilities	1,373,693	558,369

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	438,775	—
Discount on convertible notes, net of current portion and amortization	(48,484)	—

Total Long-term Liabilities	390,291	—

TOTAL LIABILITIES	1,763,984	558,369

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 10, 11 and 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2011 and December 31, 2012.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 59,242,220 and 70,713,830 Shares Issued, at December 31, 2011 and December 31, 2012.	39,737	46,897
Additional Paid-In Capital	65,907,960	72,462,711
Accumulated Deficit	(67,465,294)	(72,799,280)

Total Stockholders’ Equity (Deficit)	(1,517,597)	(289,672)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$246,387	$268,697

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	2011	2012

Revenue
License fee	$115,500	$—
Product	40,689	65,542
Total revenue	156,189	65,542

Cost of goods sold	44,756	39,781

Gross Margin	111,433	25,761

Costs and expenses
Selling, general and administrative	3,165,202	4,611,940
Research and development	99,495	126,023
Amortization and depreciation	7,866	5,430

Total costs and expenses	3,272,563	4,743,393

Loss from operations	(3,161,130)	(4,717,632)

Interest expense, net	(793,259)	(616,354)

Net loss	$(3,954,389)	$(5,333,986)
Loss per common share – basic and diluted
Loss per share	$(0.07)	$(0.08)

Weighted average common share equivalents outstanding	55,714,686	63,751,664

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE DECEMBER 31, 2010	51,782,619	$34,734	$60,883,288	$(63,510,905)	$(2,592,883)
Issuance of stock for cash received in Winter 2011 PPM	2,765,070	1,872	965,896	—	967,768
Conversion of the 2008 Fall Notes and accrued interest obligations	1,590,600	1,066	794,234	—	795,300
Conversion of the 2008 Spring Notes and accrued interest obligations	733,108	492	989,184	—	989,676
Conversion of a Spring 2009 Note and accrued interest obligation	21,754	15	11,949	—	11,964
Conversion of the accrued interest related to the Spring 2009 Notes	155,919	74	66,967	—	67,041
Conversion of the accrued interest related to the Spring 2010 Notes	100,092	76	46,910	—	46,986
Issuance of stock for cash received in Summer 2010 PPM	350,000	236	104,764	—	105,000
Issuance of stock for cash received in Fall 2011 PPM	1,059,215	715	370,008	—	370,723
Issuance of stock for services to consultants	93,599	61	45,801	—	45,862
Issuance of stock for services to Officers	590,244	396	241,602	—	241,998
Issuance of stock options to consultants	—	—	717,989	—	717,989
Issuance of warrants to consultants	—	—	100,950	—	100,950
Issuance of stock options to officer and Board of directors	—	—	333,080	—	333,080
Fair value of warrant extension	—	—	235,338	—	235,338
Net loss for the year ended December 31, 2011	—	—	—	(3,954,389)	(3,954,389)

BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$(1,517,597)
Conversion of the Spring 2009 Notes and accrued interest obligation	1,340,820	898	736,553	—	737,451
Conversion of the Spring 2010 Notes and accrued interest obligation	964,974	647	522,973	—	523,620
Conversion of the Note Payable accrued interest obligation and consideration	147,224	98	41,069	—	41,167
Issuance of stock for cash received from Summer 2012 PPM @ $0.35	2,771,671	1,888	968,198	—	970,086
Fees paid for Summer 2012 Funds	-	-	(51,500)	—	(51,500)
Issuance of stock for cash received from Winter 2012 PPM @ $0.35	3,127,914	2,110	1,092,655	—	1,094,765
Fees paid for Winter 2012 Funds	-	-	(54,450)	—	(54,450)
Issuance of stock for cash received from Fall 2011 PPM @ $0.35	275,986	187	96,407	—	96,594
Issuance of stock for services to officers and BOD	2,117,113	895	584,239	—	585,134
Issuance of stock for services to consultants	725,908	437	204,904	—	205,341
Stock options to officer and BOD	-	-	1,015,238	—	1,015,238
Stock options and warrant to consultants	-	-	1,192,923	—	1,192,923
Fair Value of Warrants Issued	-	-	205,542	—	205,542
Net loss for the year ended December 31, 2012	—	—	—	(5,333,986)	(5,333,986)

BALANCE DECEMBER 31, 2012	70,713,830	$46,897	$72,462,711	$(72,799,280)	$(289,672)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2012

	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,954,389)	$(5,333,986)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	600,470	509,940
Non-cash expense related to options issued to officers and board of directors	268,705	936,238
Non-cash expense related to the issuance of stock for services to officers and board of directors	163,998	412,448
Non-cash expense related to options and warrants issued to consultants	714,160	1,167,923
Non-cash expense related to stock issued to consultants	45,862	205,341
Amortization and depreciation expense	7,866	5,430
Increase (decrease) in cash from change in:
Accounts receivable	5,740	(1,130)
Inventory	(54,052)	7,880
Prepaid expenses	2,469	1,346
Other assets	(41,502)	(13,145)
Accounts payable and accrued expenses	504,840	102,423
Deferred revenue	(62,991)	(33,512)
Customer deposits	82,500	—

Net Cash Used In Operating Activities	(1,716,324)	(2,032,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds used to purchase equipment	(3,740)	—

Net Cash Used In Investing Activities	(3,740)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of stock	1,443,493	2,055,495
Payments on note payable	(20,000)	—

Net Cash Provided By Financing Activities	1,423,493	2,055,495

NET CHANGE IN CASH AND CASH EQUIVALENTS	(296,571)	22,691
CASH AND CASH EQUIVALENTS — BEGINNING	425,069	128,498

CASH AND CASH EQUIVALENTS — ENDING	$128,498	$151,189

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—
Taxes	$4,868	$4,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Fair value of shares of the Company’s common stock issued to:
Officers	$78,000	$585,134
Consultants	$—	$205,341

Option or warrant issued to purchase shares of the Company’s common stock:
Consultants	$279,339	$1,192,923
Board of Directors and officers	$163,998	$1,015,238

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2009 Notes	$—	$670,410
Conversion of the 2010 Notes	$—	$438,775
Convertible Noteholders accrued and unpaid interest	$411,693	$193,369
Conversion of accrued interest related to Note Payable	$—	$41,167
Conversion of the 2008 Spring Notes	$913,625	$—
Conversion of the 2008 Fall Notes	$723,000	$—

Fair value of warrants issued:
Issuance of warrants in conjunction with note payable	$—	$6,805
Fair value of warrants extended in conjunction with a convertible note offering in 2011 and 2012	$235,338	$198,737

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,333,986 for the year ended December 31, 2012, and at December 31, 2012, we had negative working capital of $341,589, current assets of $216,780, and an accumulated deficit of $72,799,280. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $151,189 at December 31, 2012. We generated revenues of $65,542 in the year ended December 31, 2012, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of December 31, 2012, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $339,372 of outstanding accounts payable. (See Note 10.)

During the year ended December 31, 2012, we received $2,055,495 net proceeds from our private securities offerings. (See Note 5.)

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

Organization

The Company was initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. It operates three subsidiaries, BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, and Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Overview

By leveraging our suite of patented and patent-pending intellectual property, which we refer to as the “BioLargo Technology”, our business strategy is to harness and deliver nature’s best disinfectant – iodine – in a safe, efficient, environmentally sensitive and cost-effective manner.  The core of this innovative technology is the accurate and safe delivery of iodine in a wide range of forms, moieties and conditions. Iodine is an essential nutrient and all natural broad-spectrum disinfectant with no known microbial resistance. When used effectively, it can keep people and the world safer from disease and infection, and can be engaged as a powerful oxidant and catalyst to keep our water, earth, and air clean, safe, and healthy. Our goal is to target our capabilities to create and utilize iodine to improve the quality of life for people worldwide, to protect the environment, all while producing positive economic results for our customers, partners, and shareholders.

Our products offer a solution to an array of pervasive problems, including odor, moisture control, disinfection, wound healing and contaminated water.  The iodine most of us are familiar with, sold in pharmacies and used by hospitals, has severe limitations – it is considered toxic, causes staining, and contains a limited dose of the active oxidizing ingredient. Our technology, on the other hand, directly addresses many of these shortcomings – we can deliver iodine’s oxidizing ingredient (“free iodine”) with precision, ranging from very small doses up to very large doses with more than 20 times the power of traditional iodine. We can deliver iodine so that it is both non-toxic and non-staining, thus extending its usefulness well beyond historical product applications.  Consequently, we feel our best advantage is to leverage iodine’s breadth to develop uses and products that offer a competitive edge against other technologies. These uses can secure BioLargo its highest value proposition, resulting in sales and licensing opportunities.

The centerpieces of our technology are embodied by our patented and proprietary CupriDyne® and its methods of delivery, the Isan system, and our new “Advanced Oxidation System.” These technologies offer a nearly seamless range of capabilities for the generation, delivery and control of iodine and implementation of iodine in most of its moieties.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As of December 31, 2012, the consolidation includes three subsidiaries, BioLargo Life Technologies, Inc., Odor-No-More, Inc., and Clyra Medical Technologies, Inc.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution.  As of December 31, 2012, our cash deposits was less than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner.  From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, we do not anticipate non-performance.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $4,000 and $5,000 at December 31, 2011 and December 31, 2012, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	December 31, 2011	December 31, 2012
Raw materials	$27,556	$43,395
Finished goods (Note 4)	34,309	10,590
	$61,865	$53,985

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. Equipment is stated on the balance sheet net of accumulated depreciation of $29,728 and $32,428 as of December 31, 2011 and 2012, respectively. Depreciation expense for the years ended December 31, 2011 and 2012 was $7,866 and $2,700, respectively.  As of December 31, 2012, our equipment was fully depreciated.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2011 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Share-based Payments

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2011 and 2012 we recorded an aggregate $1,025,735 and $657,479 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

During the years ended December 31, 2011 and 2012 we recorded an aggregate $25,333 and $1,096,412 in selling general and administrative expense related to options issued outside of the 2007 Plan.

Pursuant to the recommendations from our Compensation Committee, on December 28, 2012 we issued 1,000,000 shares of common stock to three of our executive officers for their continued service at $0.25 per share and recorded $250,000 of selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments as of December 31, 2012 and 2011 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

Note 3.  Customer Deposit

On March 24, 2011, we entered into a contract in which Central Garden & Pet Company (“Central”) was granted the exclusive worldwide right and license to sell, market, offer for sale, distribute import, export, and otherwise exploit products that contain the BioLargo technologies in the “pet supplies industry” (which is defined in the agreement, and does not include products for equine or livestock). The rights granted to Central remain exclusive so long as Central purchases a minimum amount of product at various times, as set forth in the agreement. The agreement terminates only upon uncured breach of material warranty or obligation.

Pursuant to the Central contract, we received a $100,000 non-refundable deposit which would be credited against future orders, if any. The contract allows Central to purchase product from us at a price equal to the manufacturing cost plus a “manufacturer’s margin”, in an amount to be agreed upon by the parties for each particular product. Central agreed to include a BioLargo trademark on the packaging of any products containing the BioLargo technologies.

The contract provides that Central shall have a right of first refusal to purchase our wholly owned subsidiary, Odor-No-More, Inc., or the Odor-No-More brand and/or intellectual property. Central also has the right of first offer to acquire the right to commercialize new products based on our technology in the “pet supplies industry”, following notice and a 90 day due diligence period. If Central declines to commercialize any such new product, we are free to commercialize such products under our own brand, but not under a third party’s brand.

The agreement also contains standard provisions typical of a license and supply agreement.

Through the date of the filing of this Annual Report, no product orders were received under the Central contract. (See Note 14.)

Note 4. Deferred Revenue

Horn Warehouse

Horn (formerly the E.T. Horn Company) purchases our product and makes it available to us for later sales to third parties. Thus, for revenue recognition purposes, sales to Horn are deferred until such time as the product is sold to retailers and/or end-users. As of December 31, 2012, a balance of $14,583 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

As of December 31, 2012, there is an additional $4,414 of deferred revenue related to a sale of our Deodorall branded sports equipment deodorizing product to a new customer with extended terms. Revenue will remain deferred until payment is received.

Sublicense to Isan USA

On March 29, 2010, we entered into a sublicense agreement (the “Isan USA Sublicense”) with Isan USA, Inc. (“Isan USA”) which grants Isan USA the exclusive rights to use, exploit, develop and commercialize the Isan System Technology in the United States, in particular fields of use.  Pursuant to the Isan USA Sublicense, Isan USA paid to BioLargo a $100,000 initial license fee plus additional payments of $23,000. Of the amounts received from Isan USA, $109,720 was considered deferred revenue. Isan USA was unable to secure financing, and ceased making the required monthly payments. Given the failure of Isan USA to secure financing, on August 12, 2011 we and Isan USA mutually agreed to terminate the Isan USA Sublicense. The remaining Isan USA deferred revenue balance of $109,720 was recorded as revenue, resulting in an aggregate $115,500 of revenue from the Isan USA Sublicense during the year ended December 31, 2011.

Note 5. Private Securities Offerings

Summer 2012 Offering

Pursuant to a private offering of our common stock that commenced May 2012 (the “Summer 2012 Offering”) and closed in November 2012, we sold 2,771,671 shares of our common stock at $0.35 per share to 15 accredited investors and received $970,086 gross, $918,586 net proceeds from the sales. Each purchaser of stock in the Summer 2012 Offering received, for no additional consideration, a stock purchase warrant (the “Summer 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until March 31, 2014. (See Note 7.) On October 23, 2012, we amended the original terms of the offering by reducing the price of the common stock sold from $0.40 to $0.35 per share, and reducing the exercise price of the warrant from $0.55 to $0.50 per share.

Winter 2012 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced January 2012 and closed May 2012 (the “Winter 2012 Offering”), we sold 3,127,914 shares of our common stock at $0.35 per share to 30 accredited investors and received $1,094,765 gross and $1,040,315 net proceeds from the sales.

Each purchaser of stock in the Winter 2012 Offering received, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until January 31, 2013. (See Note 7.)

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 13) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Each Clyra investor will have the right to convert one share of Clyra common stock into 2,858 shares of BioLargo common stock, by tendering the share to BioLargo, and in connection with that conversion, will receive a warrant to purchase an equal number of shares of BioLargo common stock at 55 cents per share until July 30, 2015. The investor's right to convert expires June 30, 2014. No investments were received during the year ended December 31, 2012. (See Note 14.)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fall 2011 Offering

Pursuant to a private offering of our common stock at a price of $0.35 per share that commenced September 2011 and closed December 31, 2011 (the “Fall 2011 Offering”), we sold 1,335,201 shares of our common stock at $0.35 per share to 16 accredited investors and received subscriptions $467,317 gross and net proceeds. In the year ended December 31, 2011, we received $370,723 gross proceeds and issued 1,059,215 shares of our common stock. In January 2012 we received the remaining $96,594 from subscriptions committed prior to the termination of the offering and issued 275,986 shares of our common stock.

Each purchaser of stock in the Fall 2011 Offering received, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares of common stock for $0.50 per share until December 31, 2012. On December 27, 2012, we extended the expiration date of the warrant by one year, to expire December 31, 2013. (See Note 7.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each purchaser of the Spring 2010 Notes received, for no additional consideration, two stock purchase warrants, each of which entitle the holder to purchase the number of shares of our common stock into which the holder’s Spring 2010 Note is initially convertible. The first warrant (the “Spring 2010 Eighteen Month Warrant”) was exercisable at a price of $0.75 per share and expired unexercised on July 15, 2011. The second warrant (the “Spring 2010 Thirty-Six Month Warrant”) is exercisable at a price of $1.00 per share and was originally set to expire on January 15, 2013. On December 27, 2012, we extended the expiration date of the warrant by one year, to expire January 15, 2014. (See Note 7.)

Spring 2009 Offering

Pursuant to a private offering that commenced April 2009 (the “Spring 2009 Offering”) and terminated November 2009, we sold $681,410 of our 10% convertible notes (the “Spring 2009 Notes”), which are due and payable on June 1, 2012, to 23 investors, the principal amount of which is convertible into an aggregate 1,238,935 shares of our common stock at a price of $0.55 per share These notes were fully paid at maturity by the issuance of stock pursuant to the terms of the notes. (See Note 6.)

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

Each purchaser of the Fall 2008 Notes received, for no additional consideration, two stock purchase warrants (a one-year warrant and a three-year warrant), each of which entitled the holder to purchase the number of shares of our common stock into which the holder’s Fall 2008 Note is initially convertible. The first warrant (the “Fall 2008 One-Year Warrant”) was exercisable at $0.50 per share and expired unexercised on October 15, 2009. The second warrant (the “Fall 2008 Three-Year Warrant”) is exercisable at $1.00 per share (initially issued at $2.00 per share) and was set to expire on October 15, 2011. The expiration date was extended by a year to October 15, 2012. (See Note 7).

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of Notes

As of December 31, 2012 each of our convertible Notes and related accrued and unpaid interest have been converted into shares of our common stock at a conversion rate set forth in the respective convertible Note offering.

Spring 2010 Notes

On December 27, 2012, our Board elected to convert the $413,775 outstanding principal amount of promissory notes issued in our Spring 2010 Offering (see Note 5) into 720,443 shares of our common stock at the conversion rate set forth in the notes of $0.575 per share. The Spring 2010 notes were set to mature on April 15, 2013. As consideration for the early termination, we paid accrued interest through the April 15, 2013 maturity date (see Note 10), and extended the January 15, 2013 expiration of the Spring 2010 Thirty-Six Month stock purchase warrant by a period of one year, such that the warrants now expire on January 15, 2014 (see Note 7).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2012, a holder of a convertible promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000 into 43,478 shares of our common stock, at a conversion rate set forth in the notes of $0.575 per share.

During 2012, interest of $84,845 related to these notes was converted into 201,053 shares. (See Note 10.)

Spring 2009 Notes

On their June 1, 2012 maturity date, we elected to convert the remaining aggregate principal balance of $670,410 of our Spring 2009 Notes (see Note 5) into an aggregate 1,218,927 shares of our common stock at a conversion price of $0.55 per share.

On April 16, 2011, the holder of a note issued in our Spring 2009 Offering elected to convert the principal balance of $11,000 into an aggregate 20,000 shares of our common stock, at a conversion price of $0.55.

During 2012, interest of $56,041 related to these notes was converted into 101,893 shares. (See Note 10.)

Fall 2008 Notes

On the October 15, 2011 maturity date of the Fall 2008 Notes (see Note 5), pursuant to the terms of the Fall 2008 Notes, we elected to convert the remaining $723,000 aggregate principal balance of the notes into an aggregate 1,446,000 shares of our common stock at a conversion rate of $0.50 per share. (See Note 10.)

Spring 2008 Notes

On the March 31, 2011 maturity date of the Spring 2008 Notes (see Note 5), pursuant to the terms of the Spring 2008 Notes, we elected to convert the remaining $913,625 aggregate principal balance of the notes into an aggregate 676,774 shares of our common stock at a conversion rate of $0.575 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2010	5,482,162	$0.125	–	2.00
Issued	1,271,332	$0.75	–	1.00
Exercised	—		$—
Expired	(1,890,695)	$0.75	–	2.00
Outstanding as of December 31, 2011	5,077,086	$0.125	–	1.00
Issued	6,398,813		$0.50
Exercised	—		$—
Expired	(2,870,871)	$0.75	–	2.00
Outstanding as of December 31, 2012	8,390,741	$0.125	–	1.00

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

	2011			2012
Risk free interest rate	0.22	–	1.87%	0.15	–	0.57%
Expected volatility	150	–	558%	120	–	489%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	0.50	–	3.00	0.75	–	5.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

We recorded $600,470 and $509,940 of interest expense related to the amortization of the discount on convertible notes, for the extension of warrants set to expire, and for the fair value of warrants issued for services for the years ended December 31, 2011 and 2012, respectively.

Summer 2012 Warrants

Pursuant to the terms of our Summer 2012 Offering (see Note 5), we issued warrants to purchase up to an aggregate 2,771,671 shares of our common stock to the investors in the Offering. These warrants are set to expire on March 31, 2014 and have an exercise price of $0.50 per share. On October 23, 2012, we amended the terms of the Summer 2012 Offering (see Note 5) by reducing the exercise price from $0.55 to $0.50 per share.

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants expired unexercised on January 31, 2013 and have an exercise price of $0.50 per share.

Fall 2011 Warrants

Pursuant to the Fall 2011 Offering (see Note 5), we issued warrants to purchase an aggregate 1,335,201 shares of our common stock at $0.50 per share, which warrants were originally scheduled to expire on December 31, 2012. Of that amount, in the year ended December 31, 2011, we issued warrants to purchase an aggregate 1,059,215 shares of our common stock, and in the year ended December 31, 2012, we issued warrants to purchase an aggregate 275,986 shares of our common stock. On December 27, 2012, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on December 31, 2013. The fair value of the extension was an aggregate $102,852 and was recorded as interest expense upon issuance.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spring 2010 Warrants

Pursuant to the Spring 2010 Offering, we issued warrants to purchase up to an aggregate 1,527,842 shares of our common stock to purchasers of our Spring 2010 Notes, consisting of Spring 2010 Eighteen Month Warrants to purchase up to an aggregate 763,235 shares which were initially set to expire July 15, 2011, at an exercise price of $0.75 per share, and Spring 2010 Thirty-Six Month Warrants to purchase up to an aggregate 763,235 shares which expire January 15, 2013, at an exercise price of $1.00 per share.

On December 27, 2012, the expiration date of the Spring 2010 Three-Year Warrant was extended from the January 15, 2013 expiration of the investor’s stock purchase warrant by a period of one year, such that the warrants now expire on January 15, 2014.

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six months from July 15, 2011 to January 15, 2012.  The fair value of the extension was an aggregate $57,089 and will be expensed ratably through the expiration period of January 15, 2012. This warrant expired January 15, 2012, unexercised.

Spring 2009 Warrants

From April 2009 through November 2009, we issued warrants to purchase up to an aggregate 2,477,870 shares of our common stock to purchasers of our Spring 2009 Notes, consisting of Spring 2009 One-Year Warrants to purchase up to an aggregate 1,238,935 shares which were originally scheduled to expire June 1, 2010, and were extended to December 1, 2010, at an exercise price of $0.75 per share, and Spring 2009 Three-Year Warrants to purchase up to an aggregate 1,238,935 shares which were set to expire June 1, 2012, at an exercise price of $1.00 per share.

On June 1, 2012, we extended by nine months the expiration date of the Spring 2009 Three-Year Warrants to March 1, 2013. The fair value of the extension was an aggregate $95,885 and was recorded as interest expense upon issuance. The Spring 2009 One-Year Warrants expired unexercised on December 1, 2010, and the Spring 2009 Three-Year Warrants expired unexercised on March 1, 2013.

Fall 2008 Warrants

Pursuant to the terms of the Fall 2008 Notes, we issued warrants to purchase up to an aggregate 2,892,000 shares of our common stock to purchasers of our Fall 2008 Notes, consisting of Fall 2008 One-Year Warrants to purchase an aggregate 1,446,000 shares which expired October 15, 2009, at an exercise price of $0.75 per share (initially issued at $1.00 per share), and Fall 2008 Three-Year Warrants to purchase up to an aggregate 1,446,000 shares originally scheduled to expire on October 15, 2011, at an exercise price of $1.00 per share (initially issued at $2.00 per share).

On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172 which was expensed ratably through the expiration period of October 15, 2012.  These warrants expired unexercised.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spring 2008 Warrants

Pursuant to the terms of the Spring 2008 Warrants, we issued warrants to purchase up to an aggregate 1,353,550 shares of our common stock to purchasers of our Spring 2008 Notes, consisting of Spring 2008 One-Year Warrants to purchase an aggregate 676,775 shares which expired March 31, 2009, at an exercise price of $0.50 per share (initially issued at $1.00 per share), and Spring 2008 Three-Year Warrants to purchase up to an aggregate 676,775 shares which expired March 31, 2011, at an exercise price of $1.00 per share (initially issued at $1.50 per share).

Other Warrants

On December 28, 2012, the noteholder of our note payable (see Note 11) agreed to extend the maturity date of the note by a period of one year to December 3, 2013. As consideration for the extension, we issued a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, resulting in a fair value of $6,805 recorded as interest expense.  The warrant is exercisable until June 3, 2014.

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500, of which $62,100 was recorded as selling, general and administrative expense during the year ended December 31, 2012 and the remaining will be expensed in 2013. The warrant expires July 23, 2017.

On May 11, 2011 we issued a warrant to consultants for services provided to purchase up to an aggregate 183,545 shares of our common stock at an exercise price of $0.55 per share, resulting in a fair value of $100,950, which was recorded as selling, general and administrative expense. The warrant expires May 11, 2016.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2011 and December 31, 2012 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2011 and December 31, 2012 there were 59,242,220 and 70,713,830 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2012 is comprised of the following stock issuances: (i) 3,127,914 shares of our common stock issued to purchasers of our Winter 2012 PPM, (ii)  2,771,671 shares of our common stock issued to purchasers of our Summer 2012 PPM (iii) 2,117,113  shares of our common stock to our officers and board of directors for payment of payables and as a stock bonus, (iv) 1,340,820 shares as payment of our Spring 2009 Notes and related accrued interest, (v) 964,974 shares as payment of our Spring 2010 Notes and related accrued interest, (vi) 725,908 shares as payment to consultants in lieu of accrued and unpaid obligations., (vii) 275,986 shares issued to purchasers of our Fall 2011 PPM, (viii) 147,224 shares as payment of accrued interest related to our note payable (see Note 11).

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

Stock Based Compensation

Pursuant to the recommendations from our Compensation Committee, on December 28, 2012 we issued 1,000,000 shares of common stock to three of our executive officers for their continued service at $0.25 per share and recorded $250,000 of selling, general and administrative expense.

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

During the year ended December 31, 2012 we issued options to third-party consultants and our officers and members of our board of directors, as reflected in the following tables.

Third-party consultants:

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(1)	$0.50	$0.45	257,035	$115,666	$115,666
Pursuant to an agreement	(2)	$0.36	$0.28	200,000	56,000	14,000
Total				457,035	$171,666	$129,666

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties an option (“Option”) to purchase 257,035 shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and had an expiration date of April 27, 2012. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.  The fair value of the Option totaled $115,666 and was recorded as selling, general and administrative expense during the year-ended December 31, 2012.

(2)
On July 18, 2012, an option was issued to a consultant, in accordance with the service agreement, to purchase an aggregate 200,000 shares of our common stock.  Of this amount 50,000 vested upon issuance exercisable at $0.50 per share; 50,000 vest January 18, 2013 at an exercise price of $0.75 per share; 50,000 vest July 18, 2013 at an exercise price of $1.00 per share; and the remaining 50,000 vest January 18, 2014 at an exercise price of $1.25 per share.  The share price of our common stock on the date of issuance was $0.28 per share and resulted in a fair value of $56,000, of which $14,000 was recorded as selling, general and administrative expense during the year ended December 31, 2012, and the remaining will be expensed ratably per the vesting schedule. These options expire ten years from the date of issuance, July 18, 2022.

Officers and board of directors:

2007 Plan		Exercise Price			Stock Price			Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(3)	$0.40	-	0.55	$0.32	-	0.45	920,261	$357,457	$357,457
Pursuant to an agreement	(4)	$0.32	-	0.35	$0.34	-	0.40	346,667	120,067	120,067
								1,266,928	$341,280	$477,614

(3)
On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to officers and board members an option (“Option”) to purchase 485,100 shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and had an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019. The fair value of the Option totaled $218,295 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 5, 2012, our independent board members were issued options to purchase an aggregate 435,161 shares of our common stock at $0.36 per share in exchange for a reduction of $104,439 in accrued and unpaid obligations for their services on the board of directors. The share price of our common stock on July 5, 2012 was $0.32 per share. These options are fully vested and expire ten years from the date of issuance, July 5, 2022. The fair value of the options was an aggregate $152,585, resulting in additional $48,146 of selling, general and administrative expense in the year ended December 31, 2012.

(4)
On April 9, 2012, we issued an option to purchase 300,000 shares of common stock to our Chief Financial Officer in exchange for his services pursuant to the April 2012 extension of his engagement agreement with an exercise price of $0.35 per share, resulting in $105,000 in selling, general and administrative expense.  The option expires April 9, 2022.

On July 1, 2012, we recorded the issuance of an option to purchase an aggregate 46,667 shares of our common stock to the independent members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option to a new board of director and concurrently with the annual stockholders meeting to our returning board of directors. The options vest after a period of one year from the date of grant, expires ten years from the date of issuance, and 6,667 is exercisable at $0.34 per share and 40,000 shares is exercisable at $0.40 per share, the price of our common stock on the grant date. The fair value of these options totaled $15,067 and was recorded as selling, general and administrative expense.

During the period ended December 31, 2011 we issued options to third-party consultants and our officers and members of our board of directors, as reflected in the following tables.

Third-party consultants:

2007 Plan		Exercise Price			Stock Price			Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(5)	$0.35	-	0.45	$0.30	-	0.45	839,459	$279,792	$279,792
Issued by Compensation Committee	(6)		$0.41			$0.41		565,000	231,650	231,650
Pursuant to an agreement	(7)	$0.35	-	0.40	$0.33	-	0.40	639,897	251,890	181,214
Total								2,044,356	$763,332	$692,655

(5)
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

(6)
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

(7)
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

On August 31, 2011, we entered into a one-year agreement with a senior advisor and in accordance with the agreement, issued an option to purchase 250,000 shares of our common stock at an exercise price of $0.40, the stock price on the grant date. The options vest monthly over the one year term of the agreement and are exercisable for ten years.  The aggregate fair value of these options total $87,500 and $36,458 was expensed as selling, general and administrative expense through December 31, 2011 and the remaining $51,042 was expensed during the year ended December 31, 2012.

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

Officers and board of directors:

2007 Plan		Exercise Price			Stock Price			Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(8)	$0.35	-	0.48	$0.32	-	0.48	539,345	$195,163	$195,163
Issued by Compensation Committee	(9)		$0.41			0.41		200,000	82,000	82,000
Pursuant to an agreement	(10)	$0.35	-	0.42	$0.35	-	0.42	158,334	64,117	55,917
								897,679	$341,280	$333,080

(8)
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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)
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

(10)
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

On June 14, 2011 we issued an option to purchase an aggregate 20,000 shares of our common stock to the existing members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an automatic issuance of an option at each proxy.  The option vests upon issuance, expires ten years from the date of issuance, and is exercisable at $0.39 per share, the price of our common stock on the grant date. The fair value of this option totaled $7,800 and was expensed.

During March 2011, we granted options to purchase an aggregate 130,000 shares of our common stock to our Chief Financial Officer, pursuant to the terms of our engagement agreement with him. These options are exercisable at exercise prices ranging between $0.41 and $0.42 depending upon their respective dates of grant and vest ratably from February 28, 2011 through January 31, 2012.  Through December 31, 2011, 120,000 options have vested.  The options are exercisable for ten years from its respective date of grant.  The fair value of these option issuances was an aggregate $53,400 and $49,300 was recorded as selling, general and administrative expense as of December 31, 2011. The $4,100 of fair value related to the remaining 10,000 options was expensed in the year ended December 31, 2012.

On April 29, 2011, a majority of our stockholders consented to an amendment to our 2007 Equity Incentive Plan to increase the maximum aggregate number of shares of our Common stock reserved for issuance under the plan from 6,000,000 shares to 12,000,000 shares. This amendment was disclosed in the Information Statement filed by the Company on May 2, 2011, and was effective as of June 14, 2011.

During the years ended December 31, 2011 and 2012 we recorded an aggregate $1,025,735 and $657,479 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the years ended December 31, 2011 and 2012 is as follows:

	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2010	4,797,223	1,202,777	$0.23	–	1.89	$0.51
Amendment to increase	—	6,000,000		—		—
Granted	2,942,035	(2,942,035)		0.35		0.35
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of December 31, 2011	7,739,258	4,260,742	$0.23	–	$1.89	$0.42
Granted	981,828	(981,828)	$0.34	–	0.40	0.38
Exercised	—	—		—		—
Expired	(200,000)	200,000		$1.03		$—
Balances, December 31, 2012	8,521,086	4,460,742	$0.25	–	$1.89	$0.44

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2012.

								Currently Exercisable
Options Outstanding at December 31, 2012	Exercise Price			Weighted Average Remaining Contractual Life	Weighted Average Exercise Price			Number Of Shares December 31, 2012	Weighted Average Exercise Price
200,000		$0.58		2		$0.58		200,000		$0.58
2,116,943	$0.30	-	0.48	3	$0.30	-	0.48	2,116,943	$0.30	-	0.48
525,000	$0.40	-	1.89	5	$0.40	-	1.89	525,000	$0.40	-	1.89
892,135	$0.28	-	0.99	6	$0.28	-	0.99	892,135	$0.28	-	0.99
810,000	$0.31	-	0.70	7	$0.31	-	0.70	810,000	$0.31	-	0.70
1,312,507	$0.22	-	0.50	8	$0.22	-	0.50	1,312,507	$0.22	-	0.50
1,989,340	$0.34	-	0.51	9	$0.34	-	0.51	1,989,340	$0.34	-	0.51
675,161	$0.36	-	0.40	10	$0.36	-	0.40	375,161	$0.36	-	0.40

8,521,086	$0.22	–	1.89	7		$0.44		8,371,086		$0.44

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options issued Outside of the 2007 Equity Incentive Plan

On December 27, 2012, we issued options to purchase 635,000 shares of common stock at a strike price of $0.30 cents per share, a 20 percent premium of the closing price of our common stock on the date of issuance, in lieu of $127,000 in accrued and unpaid fees to members of board of directors and an officer for services performed. The fair value of these options totaled $158,750, resulting in an additional $31,750 of selling, general and administrative expense.

On December 27, 2012, we issued options to purchase 862,986 shares of common stock at a strike price of $0.30 cents per share, in lieu of $172,597 in accrued and unpaid accounts payable and accrued expenses to certain of our vendors and consultants. The fair value of these options totaled $215,717, resulting in an additional $43,150 of selling, general and administrative expense.

On December 27, 2012, our Board extended by five years the expiration date of options issued to two consultants in January 2008. Each option entitles the consultant to purchase 1,200,000 shares of our common stock at $0.99 per share, were fully vested over a four year period, and were set to expire on January 10, 2013. The Board amended the expiration date such that the options expire January 10, 2018. The fair value of these options totaled $600,000 and it was recorded as selling, general and administrative expenses.

On October 2, 2012, we issued options to purchase 168,750 shares of common stock at a strike price of $0.40 cents per share, a 30 percent premium of the closing price of our common stock on the date of issuance, in lieu of $45,000 in accrued and unpaid fees to members of board of directors for service on our board of directors. The fair value of these options totaled $47,250, resulting in an additional $2,250 of selling, general and administrative expense.

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to a related party an option (“Option”) to purchase 691,975 shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Option was issued to New Millennium, Inc. a Company controlled by Dennis P. Calvert were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options. On April 27, 2012 the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019. The fair value of the Option totaled $228,352 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison is formerly a member of our Board of Directors. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years and expire 10 years from the issue date. Should Mr. Harrison’s agreement terminate, no further shares will vest.  The fair value of this option totaled $304,000 and through the years ended December 31, 2011 and December 31, 2012 we recorded $25,333 and $76,000 as selling, general and administrative expense. The remaining fair value of $202,667 will be expensed ratably through August 31, 2015.

During the years ended December 31, 2011 and 2012 we recorded an aggregate $25,333 and $1,096,412 in selling general and administrative expense related to options issued outside of the 2007 Plan.

Activity for our stock options issued outside of the 2007 Plan for the years ended December 31, 2011 and 2012 is as follows:

	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2010	10,871,484	$0.18	–	0.99	$0.38
Granted	800,000		$1.00		$1.00
Exercised	—		—		—
Canceled	—		—		—
Balances as of December 31, 2011	11,671,484	$0.25	–	$1.89	$0.43
Granted	1,666,736	$0.30	–	0.40	$0.31
Exercised	—		—		—
Canceled	—		—		—
Balances as of, December 31, 2012	13,338,220	$0.18	–	$1.00	$0.41

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2012.

						Currently Exercisable
Options Outstanding at December 31, 2012	Exercise Price			Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at December 31, 2012	Weighted Average Exercise Price
46,250		$0.30		3	$0.30	46,250	$0.30
7,733,259		$0.18		4	$0.18	7,733,259	$0.18
2,400,000		$0.99		4	$0.99	2,400,000	$0.99
691,975		$0.55		7	$0.55	691,975	$0.55
800,000		$1.00		9	$1.00	66,667	$1.00
168,750		$0.40		10	$0.40	168,750	$0.40
1,497,986		$0.30		10	$0.30	1,497,986	$0.30
13,338,220	$0.18	–	1.00	8.5	$0.41	11,671,484	$0.41

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2012:

	2011				2012
	Non Plan			2007 Plan	Non Plan			2007 Plan
Risk free interest rate	1.03	-	3.48%	2.24	0.89	-	1.73%	1.50	-	2.06%
Expected volatility		724%		906	483	-	949%	520	-	951%
Expected dividend yield		—		—		—			—
Forfeiture rate		—		—		—			—
Expected life in years		5		7	4	-	10	7	-	10

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2011	December 31, 2012
Accounts payable and accrued expenses	$448,177	$334,699
Accrued interest	86,720	—
Officer and Board of Director Payables	171,791	4,673
Total Accounts Payable and Accrued Expenses	$706,688	$339,372

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries and Board of Director Fees

On December 27, 2012, we issued 497,507 shares of our common stock, at a conversion price of $0.30 per share, a 20% premium to the closing price of our common stock on the day of issuance, to our President in lieu of $149,252 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On December 27, 2012, we issued 536,467 shares of our common stock, at a conversion price of $0.30, a 20% premium to the closing price of our common stock on the day of issuance, to our Chief Science Officer in lieu of $160,940 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On December 27, 2012, we issued 83,139 shares of our common stock, at a conversion price of $0.30, a 20% premium to the closing price of our common stock on the day of issuance, to our corporate Secretary and Vice President of Operations in lieu of $24,942 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

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

Payment of Consultant Fees

On December 27, 2012 we issued 100,000 shares of our common stock at a conversion price of $0.25 per share, and recorded $25,000 of selling, general and administrative expense to a consultant in exchange for research and marketing services.

On December 27, 2012, we issued 400,000 shares of our common stock at a conversion price of $0.25 per share, and recorded $100,000 of selling, general and administrative expense to a consultant in exchange for services provided.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Interest

During the years ended December 31, 2011 and 2012, we recorded $158,830 and $106,649 of interest expense related to the convertible note and note payable obligations,  respectively.

On December 27, 2012 we issued an aggregate 87,224 shares of our common stock at a conversion price of $0.30 per share, a 20 percent premium of the closing price of our common stock on the date of issuance, to a noteholder in exchange for $26,167 in interest due pursuant to a promissory note in the face amount of $100,000. The note holder agreed to extend the maturity date of the note by a period of one year. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded an additional $15,000 of interest expense. (See Note 11.)

On December 27, 2012, our Board elected to convert the outstanding principal and accrued interest amount of promissory notes issued in our Spring 2010 Offering into common stock at the conversion rate set forth in the notes of $0.575 cents per share. The Spring 2010 notes were set to mature on April 15, 2013. As consideration for the early termination, we paid the investor’s interest through the maturity date, issued an aggregate 71,975 shares of our common stock in lieu of $41,386 of accrued and unpaid interest.

On June 1, 2012, the maturity date of the Spring 2009 Notes, we converted $67,041 of accrued interest related to our Spring 2009 Notes (see Note 5) into an aggregate 121,893 shares of our common stock at a conversion price of $0.55 per share.

On April 15, 2012, in accordance with terms of the Spring 2010 Notes (see Note 5), we paid accrued interest of $41,425 by the issuance of 125,539 shares of our common stock, at a conversion price of $0.33 per share, to the holders of the Spring 2010 Notes

On October 15, 2011, per the terms of the Fall 2008 Notes, we elected to convert the remaining accrued and unpaid interest balance of $72,300 into 144,600 shares of our common stock, at a conversion price of $0.50 per share.

On June 1, 2011, per the terms of the Spring 2010 Notes, we elected to convert accrued and unpaid interest of $46,986 into 100,092 shares of our common stock, at a conversion price of $0.47 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance of Stock Options in exchange for payment of payables

During 2012, we issued options to purchase an aggregate 2,101,897 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $449,036.  (See Note 9.)

During 2011, we issued options to purchase an aggregate 1,295,346 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $278,868. (See Note 9.)

Note 11. Note Payable

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

On December 28, 2012, the note holder agreed to extend the maturity date of the note by a period of one year to December 3, 2013. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, exercisable until June 3, 2014. (See Note 7.)

For the year ended December 31, 2011 and 2012 we recorded $10,139 and $10,167 of interest expense related to this note payable.

Note 12. Provision for Income Taxes

Given the company’s historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California.

At December 31, 2012 we had federal and California tax net operating loss carry-forwards of approximately $37 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, our U.S. Federal and California State income tax returns related to the years 2010-2012 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

Note 13. Minority Interest

In May 2012 we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clrya signed employment agreements with three individuals, in which each was granted 500 shares of Clyra common stock, one-third of which vested immediately, and the remaining over time. The three employment agreements provided for compensation to be paid beginning January 1, 2013. Prior to December 17, 2012, each of the three individuals worked for BioLargo.

For the year-ended December 31, 2012, the financial impact of Clyra’s operations were de minimis as it relates to minority interest.

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Central Garden & Pet

On February 11, 2013, we gave Central formal notice of their failure to purchase the minimum required product from us to maintain exclusive rights to our technology in the “pet supplies industry”. To maintain exclusive rights, within 60 days of our notice Central must either purchase the minimum amount of product or compensate us for lost profits as if they had done so. As of the date of filing of this report, Central has not purchased any product from us, and has not indicated that they plan to purchase the minimum amount or otherwise plan to maintain exclusive rights in the “pet supplies industry”.

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, through March 28, 2013, we sold 1,366,667 shares of our common stock to eight accredited investors and received $410,000 gross and $369,000 net proceeds from the sales. Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until June 30, 2015.

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 13) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Each Clyra investor will have the right to convert one share of Clyra common stock into 2,858 shares of BioLargo common stock, by tendering the share to BioLargo. The investor's right to convert expires June 30, 2014. Through March 28, 2013, Clyra sold 40 shares of its common stock to one accredited investors and received $40,000 gross proceeds from the sale.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On February 11, 2013, a lawsuit was filed against us in the Los Angeles Superior Court by Lance Jon Kimmel, an attorney who provided legal advice to us from 2006 through 2009. The lawsuit seeks the recovery of $106,669 in unpaid legal fees. We intend to vigorously defend this lawsuit.