Form 10-Q
period 2013-03-31
BIOLARGO, INC.
filed 2013-05-15
CIK 880242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013.
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-19709

BIOLARGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 W. Garry Avenue
Santa Ana, California 92704
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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2013 was 72,355,919 shares.

Table of Contents
BIOLARGO, INC.
FORM 10-Q
INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	17

Item 4	Controls and Procedures	23

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6	Exhibits	25

	Signatures	26

Exhibit Index
Exhibit 31.1		Attached
Exhibit 31.2		Attached
Exhibit 32		Attached
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND MARCH 31, 2013

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,189	$90,959
Accounts receivable, net of allowance	11,606	8,440
Inventory	53,985	52,058

Total current assets	216,780	151,457

OTHER ASSETS, net of amortization	51,917	49,187

TOTAL ASSETS	$268,697	$200,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,372	$472,915
Note payable	100,000	100,000
Deferred revenue	18,997	8,768
Customer deposit	100,000	100,000
Total Current Liabilities	558,369	681,683

TOTAL LIABILITIES	558,369	681,683

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2012 and March 31, 2013.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 70,713,830 and 72,122,586 Shares Issued, at December 31, 2012 and March 31, 2013.	46,897	47,844
Additional Paid-In Capital	72,462,711	72,879,694
Non-controlling interest	—	36,000
Accumulated Deficit	(72,799,280)	(73,444,577)

Total Stockholders’ Equity (Deficit)	(289,672)	(481,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$268,697	$200,644

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2013

	For the three-month periods ended March 31,
	2012	2013
Revenue	$30,816	$14,363
Cost of goods sold	17,772	6,198

Gross Margin	13,044	8,165

Costs and expenses
Selling, general and administrative	700,438	596,839
Research and development	16,311	51,393
Amortization and depreciation	1,335	2,730

Total costs and expenses	718,084	650,962

Loss from operations	(705,040)	(642,797)

Interest expense	(215,931)	(2,500)

Net loss	$(920,971)	$(645,297)
Loss per common share – basic and diluted
Loss per share	$(0.02)	$(0.01)

Weighted average common share equivalents outstanding	59,834,382	71,357,532

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total
BALANCE DECEMBER 31, 2012	70,713,830	$46,897	$72,462,711	$(72,799,280)	—	$ (289,672)
Issuance of stock for cash received as part of Winter 2013 PPM @ $0.30	1,366,664	919	409,081	—	—	410,000
Fees paid for Winter 2013 PPM	—	—	(41,000)	—	—	(41,000)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	40,000	40,000
Fees paid for Clyra Winter 2013 PPM	—	—	—	—	(4,000)	(4,000)
Vesting portion of stock options to consultants	—	—	38,400	—	—	38,400
Issuance of stock for services to consultants	42,092	28	10,502	—	—	10,530
Net loss for the three-month period ended March 31, 2013	—	—	—	(645,297)	—	(645,297)

BALANCE MARCH 31, 2013	72,122,586	$47,844	$72,879,694	$(73,444,577)	36,000	$(481,039)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2013
(unaudited)

	For the three-month periods ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(920,971)	$(645,297)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	186,108	—
Non-cash expense related to options issued to officers and board of directors	10,467	—
Non-cash expense related to options and warrants issued to consultants	49,289	38,400
Non-cash expense related to stock issued to consultants	44,225	—
Amortization and depreciation expense	1,335	2,730
Increase (decrease) in cash from change in:
Accounts receivable	(7,279)	3,166
Inventory	(1,442)	1,927
Prepaid expenses	1,346	—
Other assets	(13,145)	—
Accounts payable and accrued expenses	286,918	144,073
Deferred revenue	(15,851)	(10,229)

Net Cash Used In Operating Activities	(379,000)	(465,230)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	561,094	405,000

Net Cash Provided By Financing Activities	561,094	405,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,094	(60,230)

CASH AND CASH EQUIVALENTS — BEGINNING	128,498	151,189

CASH AND CASH EQUIVALENTS — ENDING	$310,592	$90,959

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:

Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of our common stock:
Consultant obligations	$—	$10,530

Option or warrant issued to purchase shares of our common stock:
Consultant obligations	$44,225	$—
Board of directors and officer obligations	$10,467	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of noteholders’ to shares of our common stock:
Conversion of a 2010 Spring Note and related accrued interest obligation	$27,034	$—

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $645,297 for the three-month period ended March 31, 2013, and at March 31, 2013, we had negative working capital of $530,226, current assets of $151,457, and an accumulated stockholders’ deficit of $73,444,577. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $90,959 at March 31, 2013. We generated revenues of $14,363 in the three-month period ended March 31, 2013, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $472,915 of outstanding accounts payable. (See Note 10.)

During the three-month period ended March 31, 2013, we received $405,000 net proceeds pursuant to our private securities offerings. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2013.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2012	March 31, 2013
Raw materials	$43,395	$44,635
Finished goods (see Note 4)	10,590	7,423
Total inventory	$53,985	$52,058

Equipment

For the three-month periods ending March 31, 2012 and 2013 we recorded depreciation expense totaling $1,335 and $0, respectively.

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the three-month periods ending March 31, 2012 and 2013 we recorded amortization expense totaling $0 and $2,730, respectively.

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

During the three-month periods ended March 31, 2012 and 2013 we recorded an aggregate $40,756 and $19,400 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

During the three-month periods ended March 31, 2012 and 2013 we recorded an aggregate $19,000 and $19,000 in selling general and administrative expense related to options issued outside of the 2007 Plan.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-month periods ended March 31, 2012 and 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

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

On February 11, 2013, we gave Central written notice of their failure to purchase the minimum required product from us to maintain exclusive rights to our technology in the “pet supplies industry” pursuant to the agreement. To maintain exclusive rights, within 60 days of our written notice Central must have either purchased the minimum amount of product or compensate us for lost profits as if they had done so.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Deferred Revenue

Horn Warehouse

Our distribution partner, Horn (formerly the E.T. Horn Company), warehouses our product and makes it available to us for later sales, and thus for revenue recognition purposes, prior sales to Horn have been deferred until such time as the product is sold to retailers and/or end-users. As of March 31, 2013, a balance of $8,768 relating to the sale of Odor-No-More product to Horn remains as deferred revenue.

Note 5. Private Securities Offerings

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, through March 31, 2013, we sold 1,366,667 shares of our common stock to eight accredited investors and received $410,000 gross and $369,000 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until July 30, 2015.

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through March 31, 2013, Clyra sold 40 shares of its common stock to one accredited investor and received $40,000 gross and $36,000 net proceeds from the sale.

The offering originally provided that each Clyra investor would have the right to convert one share of Clyra common stock into 2,858 shares of BioLargo common stock, by tendering the share to BioLargo, and in connection with that conversion, will receive a warrant to purchase an equal number of shares of BioLargo common stock at 55 cents per share until July 30, 2015. Subsequent to March 31, 2013, the terms of offering were modified. (See Note 13.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2012, interest of $56,041 related to these notes was converted into 101,893 shares.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683	$0.125	—	2.00
Issued	1,603,993		$0.50
Exercised	—		$—
Expired	—		$—

Outstanding as of March 31, 2012	8,884,676	$0.125	—	1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	$0.125	—	1.00
Issued	1,366,664		$0.55
Exercised	—		$—
Expired	(1,225,898)		$1.00

Outstanding as of March 31, 2013	8,531,507	$0.125	–	1.00

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

	2012			2013
Risk free interest rate	.22	–	1.87%	—%
Expected volatility	150	–	558%	—%
Expected dividend yield		N/A		—
Forfeiture rate		N/A		—
Expected life in years	0.50	–	3.00	2.5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

We recorded $186,108 and $0 of interest expense related to the amortization of the discount on convertible notes for the three-month periods ended March 31, 2012 and 2013, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Winter 2013 Warrants

Pursuant to the terms of our Winter 2013 Offering (see Note 5), during the three-month period ended March 31, 2013, we issued warrants to purchase up to an aggregate 1,366,664 shares of our common stock to the investors in the Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

Summer 2012 Warrants

Pursuant to the terms of our Summer 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 2,771,671 shares of our common stock to the investors in the Offering. On October 23, 2012, we amended the terms of the Summer 2012 Offering (see Note 5) by reducing the exercise price from $0.55 to $0.50 per share.  These warrants are set to expire on March 31, 2014 and have an exercise price of $0.50 per share.

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants expire on June 01, 2013 and have an exercise price of $0.50 per share.

Fall 2011 Warrants

From the inception of our Fall 2011 Offering in September 2011 through March 31, 2012, we issued warrants to purchase up to an aggregate 1,335,201 shares of our common stock to the purchaser of stock in our Fall 2011 Offering. These warrants were set to expire on December 31, 2012 and have an exercise price of $0.50 per share. On December 27, 2012, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on December 31, 2013. The fair value of the extension was an aggregate $102,852 and was recorded as interest expense upon issuance.

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

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended six months from July 15, 2011 to January 15, 2012.  The fair value of the extension was an aggregate $57,089 and was expensed ratably through the expiration period of January 15, 2012. This warrant expired January 15, 2012, unexercised.

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

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500, of which $62,100 was recorded as selling, general and administrative expense during the year ended December 31, 2012 and the remaining was expensed in the three-month period ended March 31, 2013. The warrant expires July 23, 2017.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2012 and March 31, 2013 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2012 and March 31, 2013 there were 70,713,830 and 72,122,586 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2013 is comprised of the following stock issuances: (i) 1,366,664 shares of our common stock issued to investors in our Winter 2013 Offering, and (ii) 42,092 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

During the three-month periods ended March 31, 2012 and 2013, a portion of the unvested option issuances  vested, resulting in selling, general and administrative expense of $30,289 and 19,400, respectively.

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

Activity for our stock options under the 2007 Plan for the three-month periods ended March 31, 2012 and 2013 is as follows:

As of March 31, 2012:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.23	—	1.89	$0.42
Granted	6,667	(6,667)		0.34		0.34
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of March 31, 2012	7,745,925	4,254,075	$0.23	—	1.89	$0.46

As of March 31, 2013:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	8,521,086	4,460,742	$0.23	—	1.89	$0.44
Granted	—	—		—		—
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of March 31, 2013	8,521,086	4,460,742	$0.23	—	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the three-month periods ended March 31, 2012 and 2013 we recorded an aggregate $19,000 in selling general and administrative expense related to options issued outside of the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity of our stock options issued outside of the 2007 Plan for the three-month periods ended March 31, 2012 and 2013 is as follows:

As of March 31, 2012:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	11,671,484	$0.25	—	1.89	$0.43
Granted	—		—		—
Exercised	—		—		—
Canceled	—		—		—
Balances as of March 31, 2012	11,671,484	$0.25	—	1.89	$0.43

As of March 31, 2013:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	13,338,220	$0.18	—	1.00	$0.41
Granted	—		—		—
Exercised	—		—		—
Canceled	—		—		—
Balances as of March 31, 2013	13,338,220	$0.18	—	1.00	$0.41

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

	2012		2013
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	—	1.81%	—	—
Expected volatility	—	906%	—	—
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	—	7	—	—

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2012	March 31, 2013
Accounts payable and accrued expenses	$334,699	$367,307
Accrued interest	—	2,500
Officer and Board of Director Payables	4,673	103,108
Total Accounts Payable and Accrued Expenses	$339,372	$472,915

Payment of Consultant Fees

On January 4, 2013, we issued an aggregate 42,092 shares of our common stock, at a conversion price of $0.25, as payment for $10,530 of selling, general and administrative expense.

On January 31, 2012, we issued an aggregate 30,147 shares of our common stock, at a conversion price of $0.31, as payment for $9,225 of selling, general and administrative expense.

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

Accrued Interest

During the three-month periods ended March 31, 2012 and 2013, we recorded $29,832 and $2,500 of interest expense, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three-month period ended March 31, 2012 and 2013 we recorded interest expense of $2,668 and $2,500, respectively.

Note 12. Non-Controlling Interest

In May 2012 we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra signed executive employment agreements with three individuals, in which each was granted 500 shares of Clyra common stock, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives. Given that Clyra was formed in 2012, had no operating history and no assets at the time of the stock grant, and the significant restrictions on sale placed on the shares issued to the executives, the value of such shares was considered to be insignificant on the date of grant.

For the three-month period ended March 31, 2013, the financial impact of Clyra’s operations were de minimis as it relates to the non-controlling interest.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, from March 31, 2013 through May 13, 2013, we sold 633,333 shares of our common stock to two accredited investors and received $190,000 gross and $171,000 net proceeds from the sales. (See Note 5.)

Clyra Securities Offering

On December 17, 2012, our subsidiary Clyra began a private securities offering (see Note 5), selling up to 1,000 shares of its common stock at $1,000 per share. Subsequent to March 31, 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of 1,833.33 per share, until July 30, 2015.

Additionally, the offering terms were modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015. The Clyra investors will not receive any further warrants to purchase additional BioLargo common stock.

Relocation of Corporate Office

As disclosed on our Current Report on Form 8-K filed May 2, 2013, we relocated our corporate office to 3500 W. Garry Avenue, Santa Ana, California 92704.

Customer Deposit – Central Garden & Pet

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

On February 11, 2013, we gave Central written notice of their failure to purchase the minimum required product from us to maintain exclusive rights to our technology in the “pet supplies industry” pursuant to the agreement. To maintain exclusive rights, within 60 days of our written notice Central must have either purchased the minimum amount of product or compensate us for lost profits as if they had done so.

Central failed to purchase products from us prior to the expiration of the 60-day period, and failed to otherwise compensate us for lost profits. As such, as of April 12, 2013, Central has lost its exclusive rights to our technology in the “pet supplies industry”, and we are free to pursue other options to sell or license products in that industry.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2013, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, and Odor-No-More, Inc., a California corporation, and its partially owned subsidiary Clyra Medical Technologies, Inc.

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

We are currently marketing products in this category under three brands – Odor-No-More, Nature’s Best Solution, and Deodorall. A third party distributor markets “Deodorall Sport”, primarily to the ice hockey industry. We have retained sales representative agencies who specialize in various aspects of the retail market, including pet and mass merchant, to have our products placed and national retailers. Those efforts are ongoing. As of yet, our sales in these brands are nominal.

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

Results of Operations—Comparison of the three-month periods ended March 31, 2013 and 2012

Revenue

We generated $14,363 in revenues during the three-month period ended March 31, 2013, and $30,816 in revenues during the three-month period ended March 31, 2012. Our revenue in the three-month period ended March 31, 2013, consisted primarily of sales of our Deodorall branded sports equipment spray, and Odor-No-More branded Animal Bedding Additive. The revenue for the in the three-month period ended March 31, 2012, consisted primarily of sales of our Odor-No-More branded products (our Animal Bedding Additive, Cat Litter Additive, and Facilities and Equipment Wash).

Cost of Goods Sold

Our cost of goods sold was $6,198 or 43% of revenues for the three-month period ended March 31, 2013, as compared with $17,772, or 58% of revenues for the three-month period ended March 31, 2012. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $596,839 for the three-month period ended March 31, 2013, compared to $700,438 for the three-month period ended March 31, 2012, a decrease of $103,599. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $183,390 for the three-month period ended March 31, 2013, compared to $194,472 for the three-month period ended March 31, 2012, a decrease of $11,082. There were no cash bonuses, issuances of stock or options to our executives during the three-month period ended March, 31, 2013 as compared to 2012 where we issued stock bonuses to our Chief Executive Officer, Chief Technology Officer and Secretary and the expense related to the fair value of the stock issuance to our Chief Executive Officer and Chief Technology Officer.

b. Consulting Expenses: These expenses were $191,131 for the three-month period ended March 31, 2013, compared to $242,357 for the three-month period ended March 31, 2012, a decrease of $51,226. The decrease is primarily attributable to a reduced amount of non-cash stock option compensation expense and stock issued for services to consultants in the three months ended March 31, 2013 versus 2012.

c. Professional Fees: These expenses were $75,325 for the three-month period ended March 31, 2013, compared to $93,358 for the three-month period ended March 31, 2012, a decrease of $18,033. This decrease is consistent with our usage of professionals for accounting and legal costs associated with our operations.

Research and Development

Research and development expenses were $51,393 for the three-month period ended March 31, 2013, compared to $16,311 for the three-month period ended March 31, 2012, an increase of $35,082. The increase is related to product research and product development and testing related to our Odor-No-More and Clyra products.

Interest expense

Interest expense totaled $2,500 for the three-month period ended March 31, 2013, compared to $215,931 for the three-month period ended March 31, 2012, a decrease of $213,431. The decrease is primarily due to the reduction of interest expense related to the conversion of all of our outstanding convertible notes with warrants in the fourth quarter of 2012.

Net Loss

Net loss for the three-month period ended March 31, 2013 was $645,297, a loss of $0.01 per share, compared to a net loss for the three-month period ended March 31, 2012 of $920,971, a loss of $0.02 per share. The decrease in net loss for the three-month period ended March 31, 2012 is primarily a reduction of interest expense related to the conversion of all of our outstanding convertible notes and a reduction in compensation expense to consultants from the reduced issuance of stock options.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $90,959 at March 31, 2013. We had negative working capital of $530,226 as of March 31, 2013, compared with negative working capital of $1,425,507 as of March 31, 2012. We had negative cash flow from operating activities of $465,230 for the three-month period ended March 31, 2013, compared to a negative cash flow from operating activities of $379,000 for the three-month period ended March 31, 2012. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $645,297 for the three-month period ended March 31, 2013, and an accumulated stockholders’ deficit of $73,444,577 as of March 31, 2013. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $472,915 of outstanding accounts payable. (See Note 10.)

During the three-month period ended March 31, 2013, we received an aggregate $405,000 net proceeds pursuant to our private securities offerings, consisting of $369,000 from our Winter 2013offering, and $36,000 from the Clyra private securities offering. (See Note 5.)

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

Inflation

Inflation affects the cost of raw materials, goods and services we use.  In recent years, inflation overall has been modest, but we believe inflation may increase our costs in the near future.  We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. Additionally, some of our products incorporate oil-based polymers, which are subject to price fluctuations based on the price of crude oil, as well as shortages.

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

PART II

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, through March 31, 2013, we sold 1,366,667 shares of our common stock to eight accredited investors and received $410,000 gross and $369,000 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until June 30, 2015.

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through March 31, 2013, Clyra sold 40 shares of its common stock to one accredited investors and we received $40,000 gross and $36,000 net proceeds from the sale.

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

Payment of Consultant Fees

On January 4, 2013, we issued an aggregate 42,092 shares of our common stock, at a conversion price of $0.25, as payment for $10,530 of selling, general and administrative expense.

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

Date: May 14, 2013	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 14, 2013	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** Furnished herewith