Form 10-Q
period 2013-06-30
BIOLARGO, INC.
filed 2013-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐                    Accelerated filer ☐

Non-accelerated filer       ☐                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2013 was 73,153,935 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1     Financial Statements

Item 2     Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4     Controls and Procedures

PART II

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Item 6     Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.

 i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND JUNE 30, 2013

	December 31, 2012	June 30, 2013 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,189	$67,715
Accounts receivable, net of allowance	11,606	14,930
Inventory	53,985	40,948
Prepaid expense	—	3,575

Total current assets	216,780	127,168

OTHER ASSETS, net of amortization	51,917	46,457

TOTAL ASSETS	$268,697	$173,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,372	$648,108
Note payable	100,000	100,000
Deferred revenue	18,997	—
Customer deposit	100,000	—

Total current liabilities	558,369	748,108

TOTAL LIABILITIES	558,369	748,108

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2012 and June 30, 2013.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 70,713,830 and 73,153,935 Shares Issued, at December 31, 2012 and June 30, 2013.	46,897	48,538
Additional Paid-In Capital	72,462,711	73,460,200
Non-controlling interest	—	(99,822)

Accumulated Deficit	(72,799,280)	(73,983,399)

Total Stockholders’ Equity (Deficit)	(289,672)	(574,483)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$268,697	$173,625

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2013

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
License revenue	—	$100,000	—	$100,000
Product revenue	13,839	19,983	44,655	34,346
Total revenue	13,839	119,983	44,655	134,346

Cost of goods sold	8,077	8,984	23,587	15,182

Gross (loss) margin	5,762	110,999	(1,853)	119,164

Costs and expenses
Selling, general and administrative	1,468,230	475,273	2,107,675	934,910
Research and development	111,570	147,112	188,874	335,707
Amortization and depreciation	311	2,730	1,646	5,460

Total costs and expenses	1,580,111	625,115	2,298,195	1,276,077

Loss from operations	(1,574,349)	(514,116)	(2,279,389)	(1,156,913)

Interest expense, net	(202,006)	(235,528)	(417,937)	(238,028)

Net loss	$(1,776,355)	$(749,644)	$(2,697,326)	$(1,394,941)
Net Loss (non-controlling interests)		(210,822)		(210,822)
Net Loss (controlling interests)	(1,776,355)	(538,822)	(2,697,326)	(1,184,119)
Loss per common share – basic and diluted
Loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average common share equivalents outstanding	62,871,316	72,633,696	61,352,849	72,020,069

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2013

(unaudited)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
BALANCE DECEMBER 31, 2012	70,713,830	$46,897	$72,462,711	$(72,799,280)	—	$(289,672)
Issuance of stock for cash received as part of Winter 2013 PPM @ $0.30	2,333,329	1,569	698,431	—	—	700,000
Fees paid for Winter 2013 PPM	—	—	(67,000)	—	—	(67,000)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	115,000	115,000
Fees paid for Clyra Winter 2013 PPM	—	—	—	—	(4,000)	(4,000)
Fair value of one-year extension for 2012 Warrant	—	—	233,000	—	—	233,000
Vesting portion of stock options to consultants	—	—	57,400	—	—	57,400
Issuance of stock for services to consultants	106,776	72	34,458	—	—	34,530
Issuance of options to board of directors	—	—	41,200	—	—	41,200
Net loss for the six-month period ended June 30, 2013	—	—	—	(1,184,119,)	(210,822)	(1,394,941)

BALANCE JUNE 30, 2013	73,153,935	$48,538	$73,460,200	$(73,983,399)	(99,822)	$(574,483)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2013

(unaudited)

	For the six -month periods ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,697,326)	$(1,394,941)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	364,209	233,000
Non-cash expense related to options issued to officers and board of directors	592,435	41,200
Non-cash expense related to options and warrants issued to consultants	235,783	57,400
Non-cash expense related to stock issued to consultants	35,900	15,000
Amortization and depreciation expense	1,646	5,460
Increase (decrease) in cash from change in:
Accounts receivable	(1,600)	(3,324)
Inventory	6,940	13,037
Prepaid expenses	1,346	(3,575)
Other assets	(13,145)	(100,000)
Accounts payable and accrued expenses	387,057	328,266
Deferred revenue	(28,884)	(18,997)

Net Cash Used In Operating Activities	(1,115,639)	(827,474)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,502,445	633,000
Proceeds from sale of stock in subsidiary	—	111,000

Net Cash Provided By Financing Activities	1,502,445	744,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	386,806	(83,474)
CASH AND CASH EQUIVALENTS — BEGINNING	128,498	151,189

CASH AND CASH EQUIVALENTS — ENDING	$515,304	$67,715

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	—	—
Taxes	$3,747	$2,782

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of our common stock:
Consultant obligations	$44,225	$34,530

Option or warrant issued to purchase shares of our common stock:
Consultant obligations	$235,783	$57,400
Board of directors and officer obligations	$592,435	$41,200

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Fair value of the Winter 2012 warrant extension	—	$233,000

Conversion of noteholders’ to shares of our common stock:
Convertible Notes related accrued interest	$50,000	—

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,394,941 for the six-month period ended June 30, 2013, and at June 30, 2013, we had negative working capital of $620,940, current assets of $127,168, and an accumulated stockholders’ deficit of $73,983,399. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $67,715 at June 30, 2013. We generated revenues of $134,346 in the six-month period ended June 30, 2013, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $648,108 of outstanding accounts payable. (See Note 10.)

During the six-month period ended June 30, 2013, we received an aggregate $744,000 net proceeds pursuant to our private securities offerings, consisting of $633,000 from our Winter 2013 offering, and $111,000 from the Clyra private securities offering. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2013.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2012	June 30, 2013
Raw materials	$43,395	$35,339
Finished goods (see Note 4)	10,590	5,609
Total inventory	$53,985	$40,948

Equipment

For the six-month period ending June 30, 2012 and 2013 we recorded depreciation expense totaling $1,646 and $0, respectively.

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system. On October 1, 2012, we began amortizing these assets. For the six-month period ending June 30, 2012 and 2013 we recorded amortization expense totaling $0 and $5,460, respectively.

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

Share-based Payments

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values, as of the grant date using the Black Scholes calculation and are recognized as expense for the requisite service or performance period, which is the vesting period.

For stock issued to consultants and other non-employees for services, we record the expense based on the fair market value of the securities as of the date of the stock issuance. The issuance of stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense.

During the six-month period ended June 30, 2012 and 2013 we recorded an aggregate $440,007 and $25,200 in selling general and administrative expense related to the issuance of options pursuant to our 2007 Equity Incentive Plan (see Note 9).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six-month period ended June 30, 2012 and 2013 we recorded an aggregate $388,812 and $68,000 in selling general and administrative expense related to the issuance of options outside of the 2007 Plan.

Reclassification of Expense

Certain expenses have been reclassified from selling, general and administrative expense into research and development expenses. Management believes that this reclassification is necessary as these expenses relate to further development of the BioLargo technology into the wound care and water treatment industries and have recently become significant.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six-month periods ended June 30, 2012 and 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Central failed to purchase products from us prior to the expiration of the 60-day period, and failed to otherwise compensate us for lost profits. As such, as of April 12, 2013, Central lost its exclusive rights to our technology in the “pet supplies industry”, and we recorded as revenue the $100,000 deposit paid in 2011.

Note 4. Deferred Revenue

Horn Warehouse

Our distribution partner, Horn (formerly the E.T. Horn Company), has warehoused our product and made it available to us for later sales. Thus, for revenue recognition purposes, prior sales to Horn have been deferred until such time as the product is sold to retailers and/or end-users. As of May 15, 2013, Horn no longer warehouses our product and there is no obligation for us to sell inventory held at Horn. During the six-month period ended June 30, 2013, we recognized revenue of $14,583 previously recorded as deferred revenue. As of June 30, 2013, we had $0 deferred revenue relating to the sale of Odor-No-More product via Horn.

Note 5. Private Securities Offerings

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, through its expiration on June 14, 2013, we sold 2,333,329 shares of our common stock to 13 accredited investors and received $700,000 gross and $633,000 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until July 30, 2015.

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through June 30, 2013, Clyra sold 115 shares of its common stock to two accredited investors and received $115,000 gross and $111,000 net proceeds from the sale. In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015.

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

Each purchaser of stock in the Winter 2012 Offering received, for no additional consideration, a stock purchase warrant (the “Winter 2012 Warrant”) entitling the holder to purchase the same number of shares as purchased in the offering, for $0.50 per share until June 30, 2013. On June 28, 2013, these Warrants were extended for one year to expire on June 30, 2014. The Company incurred a $233,000 expense in the three months ended June 30, 2013 in relation to this extension. (See Note 7.)

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

Spring 2010 Notes

On December 27, 2012, our Board elected to convert the $413,775 outstanding principal amount of promissory notes issued in our Spring 2010 Offering) into 720,443 shares of our common stock at the conversion rate set forth in the notes of $0.575 per share. The Spring 2010 notes were set to mature on April 15, 2013. As consideration for the early termination, we paid accrued interest through the April 15, 2013 maturity date (see Note 10), and extended the January 15, 2013 expiration of the Spring 2010 Thirty-Six Month stock purchase warrant by a period of one year, such that the warrants now expire on January 15, 2014 (see Note 7).

On February 6, 2012, a holder of a convertible promissory note issued in our Spring 2010 Offering (see Note 5) elected to convert the principal balance of $25,000 into 43,478 shares of our common stock, at a conversion rate set forth in the notes of $0.575 per share.

During 2012, interest of $84,845 related to these notes was converted into 201,053 shares.

Spring 2009 Notes

On their June 1, 2012 maturity date, we elected to convert the remaining aggregate principal balance of $670,410 of our Spring 2009 Notes) into an aggregate 1,218,927 shares of our common stock at a conversion price of $0.55 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 16, 2011, the holder of a note issued in our Spring 2009 Offering elected to convert the principal balance of $11,000 into an aggregate 20,000 shares of our common stock, at a conversion price of $0.55.

During 2012, interest of $56,041 related to these notes was converted into 101,893 shares.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683		$0.125	–	2.00
Issued	4,182,471		$0.50	–	1.00
Exercised	—	$			—
Expired	—	$			—

Outstanding as of June 30, 2012	11,463,154		$0.125	–	1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2012	8,390,741		$0.125	—	1.00
Issued	2,383,329		$0.50	—	1.00
Exercised	—	$			—
Expired	(1,275,298)		$0.50	—	1.00

Outstanding as of June 30, 2013	9,448,772		$0.125	—	1.00

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

	2012	2013
Risk free interest rate	.17%	.15%
Expected volatility	134%	112%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	.75	1

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

During the six-month period ended June 30, 2012 we recorded $364,209 of interest expense related to the amortization of the discount on convertible notes.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Winter 2013 Warrants

Pursuant to the terms of our Winter 2013 Offering (see Note 5), since inception in January 2013through June 30, 2013, we issued warrants to purchase up to an aggregate 2,333,329 shares of our common stock to the investors in the Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

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

Winter 2012 Warrants

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants were set to expire on June 30, 2013 and have an exercise price of $0.50 per share.

Winter 2012 Warrant Extension

On June 30, 2013, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on June 30, 2014. During the six-month period ended June 30, 2013 we recorded $233,000 of interest expense related to the fair value of the one-year extension for our Winter 2012 Warrants.

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

On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172. Of this amount, $30,029 was expensed during 2011 and the remaining $150,143 was recorded as interest expense during the six-month period ended June 30, 2012.

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

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500, of which $62,100 was recorded as selling, general and administrative expense during the year ended December 31, 2012 and the remaining was expensed in the six-month period ended June 30, 2013. The warrant expires July 23, 2017.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2012 and June 30, 2013 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2012 and June 30, 2013 there were 70,713,830 and 73,153,935 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2013 is comprised of the following stock issuances: (i) 2,333,329 shares of our common stock issued to investors in our Winter 2013 Offering, and (ii) 106,776 shares as payment to vendors and consultants in lieu of accrued and unpaid obligations.

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

During the six-month period ended June 30, 2013, we recorded the issuance of an option to purchase an aggregate 40,000 shares of our common stock to our members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.28 per share, the price of our common stock on the grant date. The fair value of this option totaled $11,200 and was recorded as selling, general and administrative expense.

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

During the six-month period ended June 30, 2012, a portion of the option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the April 2012 extension of his engagement agreement vested, resulting in $43,201 of selling, general and administrative expense.

During the six-month period ended June 30, 2012, a portion of the unvested options issued to consultants vested, resulting in $60,580 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2012 and 2013 is as follows:

As of June 30, 2012:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.25	—	1.89	$0.45
Granted	306,667	(306,667)	0.34	—	0.35	0.35
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of June 30, 2012	8,045,925	3,954,075	$0.25	—	1.89	$0.45

As of June 30, 2013:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	8,521,086	4,460,742	$0.23	—	1.89	$0.44
Granted	40,000	(40,000)		0.28		0.28
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of June 30, 2013	8,561,086	4,420,742	$0.23	—	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the six-month period ended June 30, 2012 and 2013 we recorded an aggregate $38,000 and $68,000, respectively in selling general and administrative expense related to options issued outside of the 2007 Plan.

During the six-month period ended June 30, 2013, a portion of the option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the July 2013 extension of his engagement agreement vested, resulting in $30,000 of selling, general and administrative expense.

During the six-month periods ended June 30, 2012 and 2013, a portion of the option to purchase 800,000 shares of common stock issued to a consultant in exchange for his services pursuant to the August 2011 engagement agreement vested, resulting in $38,000 of selling, general and administrative expense.

Activity of our stock options issued outside of the 2007 Plan for the six-month period ended June 30, 2012 and 2013 is as follows:

As of June 30, 2012:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	11,671,484	$0.25	—	1.89	$0.43
Granted	—		—		—
Exercised	—		—		—
Canceled	—		—		—
Balances as of June 30, 2012	11,671,484	$0.25	—	1.89	$0.43

As of June 30, 2013:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	13,338,220	$0.18	—	1.00	$0.41
Granted	300,000.30				.30
Exercised	—		—		—
Canceled	—		—		—
Balances as of June 30, 2013	13,638,220	$0.18	—	1.00	$0.41

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

	2012		2013
	Non Plan	2007 Plan	Non Plan			2007 Plan
Risk free interest rate	—	1.96%	219	-	264%	2.19%
Expected volatility	—	906%			928%	928%
Expected dividend yield	—	—			—	—
Forfeiture rate	—	—			—	—
Expected life in years	—	7			7	7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2012	June 30, 2013
Accounts payable and accrued expenses	$334,699	$421,093
Accrued interest	—	5,028
Officer and board of director payables	4,673	221,987
Total accounts payable and accrued expenses	$339,372	$648,108

Payment of Fees

On May 15, 2013, we issued an aggregate 11,112 shares of our common stock, at a conversion price of $0.28, as payment for $3,111 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 15, 2013, we issued an aggregate 53,572 shares of our common stock, at a conversion price of $0.28, as payment for $15,000, of which $11,425 is recorded as selling, general and administrative expense and the remaining $3,575 as prepaid rent.

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

Accrued Interest

During the six-month period ended June 30, 2012 and 2013, we recorded $53,873 and $5,028 of interest expense, respectively, on a note payable (see Note 11), and the Spring 2009 and Spring 2010 Notes. We also recorded $233,000 of interest expense related to the fair valuation of the warrants that were extended from the Winter 2012 offering (See Note 7).

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

For the six-month periods ended June 30, 2012 and 2013 we recorded interest expense of $5,056 and $5,028, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six-month period ended June 30, 2013, there have been no revenues and the financial impact of Clyra’s operations resulted in a net loss of $210,822.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Clyra Securities Offering

Subsequent to June 30, 2013, Clyra sold 100 shares of its common stock to one accredited investor and received $100,000 gross and $100,000 net proceeds from the sale. (See Note 5.)

Extension of CFO Engagement

On July 17, 2013, we extended the engagement agreement of our Chief Financial Officer. This Extension Agreement provides for an additional term to expire January 31, 2014 (the “Extended Term”), and is retroactive until February 1, 2013. During the Extended Term, Mr. Dargan will be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.30 per share, to expire July 17, 2022. One hundred twenty-five thousand options vested upon issuance and the remaining vests in 25,000 increments over the term of the engagement, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date.

Summer 2013 Private Securities Offering

On July 18, 2013, we began our “Summer 2013” private securities offering related to the proposed offering and sale of an aggregate of up to 3,000,000 shares of our common stock at a price of $0.25 per share to accredited investors. The Summer 2013 offering is subject to an over-allotment option of 15%, or an additional 450,000 shares, for an aggregate total of 3,450,000 shares.

Investors will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.30 per share, will expire on October 15, 2015, and is subject to a call provision in the event BioLargo’s common stock price reaches 60 cents per share over a period of 40 days.

The Summer 2013 offering expires at the earlier to occur of (i) the sale of all of the shares and (ii) 5:00 p.m. California time on October 15, 2013, unless terminated earlier or extended by the Company for one or more periods of time not to exceed 90 days in the aggregate.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2013, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water, Inc., a California corporation, and its partially-owned subsidiary Clyra Medical Technologies, Inc., a California corporation.

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

We engaged a leading third party testing company to compare our pet products' performance against leading brands and, much like we were able to prove in with our equine products, the testing verified that we outperform the leading brands in odor control in side-by-side consumer testing.

In April 2013, we added our pet line of products under our “Deodorall” brand, with the intent to distribute our pet products under the Deodorall brand through mass-merchant (non-pet) retailers. We have retained sales representative agencies that specialize in various aspects of the retail market, including pet and mass merchant, to have our products placed at national retailers. We have test marketed a series of label designs and package refinements, and are targeting national and regional retailers to carry our products and/or develop a private label product using our patented formulas.

Were any national or regional chain to carry our products, we anticipate a need for increased investment capital to conduct an appropriate marketing campaign, and to reinvest most of the margin available from early sales into marketing and merchandising, to support the sell through of the products. While we have had discussions with a number of capital sources and believe that we would be able to successfully secure the needed capital to support such a campaign, until such time as the specifics requirements are well defined and related negotiations are complete, we can make no assurances that we will be successful in such financing activities.

A third party distributor markets "Deodorall Sport" to the sporting goods apparel and equipment industry with an emphasis in the ice hockey industry.  We are actively developing new complimentary products and refining our existing products to support this selling channel.  Our products are being introduced and sold into retail stores in time for the fall and winter sports seasons.

As of yet, our sales in the CHAPP product category are nominal.  As our financial resources permit, we will continue to evaluate and test new products, marketing programs and selling opportunities, as well as strategic alliances to expand and refine our messaging and generate sales.

Agreement with Central Garden & Pet

On March 24, 2011, we granted Central Garden & Pet the exclusive worldwide right and license to sell products that contain our technologies in the “pet supplies industry” pursuant to a written agreement. The rights granted to Central are exclusive so long as Central purchased a minimum amount of product from us by February 11, 2013. Central failed to do so, and had 60 days from our February 11, 2013 notice to them of such failure to purchase the minimum amount of product or provide us equivalent compensation in order to maintain exclusive rights to our technology in the “pet supplies industry”. Central failed to do so, and thus no longer has exclusive rights to our technology in the “pet supplies industry”. The $100,000 deposit paid to us by Central in 2011 is non-refundable and will not be returned to Central.

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

In late 2012, Clyra organized a strategic supply agreement with Formulated Solutions, a state-of-the-art FDA registered drug and device manufacturing company in Florida, to conclude development and testing, and apply for FDA 510(k) approval for its first two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success of such applications, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process and is not aware of any inherent technical or practical reason that its products would not receive the approvals sought. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until the second half 2014. In the interim, we will continue to seek licensing partners, and refine our product roll out, marketing, and distribution plans.

Water Treatment

We have developed a number of technologies for water treatment we call the Advanced Oxidation System (“AOS”). Our AOS systems directly allow for the removal and in-sitú destruction of many dangerous, yet common waterborne contaminants and we believe can solve some of the world’s most important problems that threaten our water. Within the menu of systems offer what we call our “AOS Filter.” We believe our AOS Filter, a product in development, is a significant breakthrough in water filtration technology in that it eliminates difficult and environmentally sensitive contaminants in minutes, compared with existing filter technologies that take hours or longer.

In June 2013, we formed Biolargo Water Inc. (www.BioLargoWater.com) a wholly owned subsidiary, to showcase our AOS systems and organize and refine our commercial strategy. While a number of our delivery systems may have a role to play in water treatment in general, we believe our AOS Filter will prove to be the showcase of our business over time and we believe it offers a host of advantages as compared to competing technologies like settling ponds, adsorption technologies, and other advanced oxidation systems such as UV and ozone.

We have developed a lab-scale prototype design of our AOS Filter, filed for patents, and gathered our initial proof of claims. We are further engineering and testing the filter against a number of contaminants, and are positioning it for commercial trials and pilot programs. We believe our AOS Filter can enhance any water treatment system already in use in almost any industry that values speed of processing and/or hard to deal with contaminants.

We are currently evaluating the most practical way and appropriate market to exploit our AOS Filter. As part of that process, we intend to find further industry resources to assist in the endeavor. Revenue opportunities present themselves in many forms: licensing, sale, manufacturing, servicing, joint venture, leasing, tolling, etc. However, we have not yet identified the specific industry segment or revenue opportunity for our first commercial trials.

Many industry segments, like energy and industrial process water systems, use extremely high volumes of water in their daily business activity. Often, tiny organic molecules, including soluble contaminants, are problematic for these types of water uses. Some contaminants are especially troublesome for existing technologies such that significant time must be expended to fully treat the contaminant. We also know that many industry segments require ultra-pure water. With our AOS Filter, we have been able to prove a level of performance in which our system dismantles organic contaminants to their basic molecular forms in minutes, rendering them safe. Other systems can take years, as in the case of settling ponds, or hours for other advanced oxidation technologies like UV and ozone. As such, we believe the speed in which our AOS Filter operates provides a significant advantage to a potential customer. We also believe our AOS Filter can facilitate continuous and scalable water treatment with maximum efficiency, is complimentary with many filter systems, and can extend the life of filtration systems, lower corrosion and conserve chemistry.

Our work as a founding member of the University of Alberta Research Chair to solve the contaminated water issues associated with the Canadian Oil Sands production is continuing. We believe our AOS Filter will likely play an important role in that area as the industry seeks to comply with regulated mandates to deal with the reclamation and ongoing water uses. Our work with the stakeholders involved in the research chair is focused on optimization and tailoring the system to deal with the unique requirements of this industry segment. As the work progresses and additional proof of claims are gathered, the next logical step would be to begin pilot testing for commercial scale uses of the system.

Results of Operations—Comparison of the three and six-month periods ended June 30, 2013 and 2012.

Revenue

We generated $119,983 and $134,346 in revenues during the three and six-month periods ended June 30, 2013, and $13,839 and $44,655 in revenues during the three and six-month periods ended June 30, 2012. In the three-month period ended June 30, 2013 we recorded $100,000 in license revenue from the deposit related to the Central Garden transaction. (See Note 3.) Our product revenue in the three and six-month periods ended June 30, 2013, consisted primarily of sales of our Deodorall branded sports equipment spray, and Odor-No-More branded products. The revenue for the three and six-month periods ended June 30, 2012, consisted primarily of sales of our Odor-No-More branded products.

Cost of Goods Sold

Excluding the $100,000 of license revenue, our cost of goods sold was $8,984 or 45% and $15,182 or 43% of revenues for the three and six-month periods ended June 30, 2013, as compared with $8,077 or 58% and $25,849, or 58% of revenues for the three and six-month periods ended June 30, 2012. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $475,273 and $934,910 for the three and six-month periods ended June 30, 2013, compared to $1,468,230 and $2,107,675 for the three and six-month periods ended June 30, 2012, a decrease of $992,957 and $1,172,765. The decrease in 2013 is primarily attributable to the non-cash expense associated with the April 2012 extension of stock options originally issued as 3-year options in April 2009. The largest components of our SG&A expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $145,620 and $261,240 for the three and six-month periods ended June 30, 2013, compared to $565,868 and $699,347 for the three and six-month periods ended June 30, 2012, a decrease of $420,248 and $438,107. In addition to the non-cash expense associated with the 2012 extension of certain stock options, the decrease in 2013 is due to the absence of cash bonuses and, and a reduction in the issuances of stock or options to our executives.

b. Consulting Expenses: These expenses were $61,517 and $183,216 for the three and six-month periods ended June 30, 2013, compared to $330,146 and $572,503 for the three and six-month periods ended June 30, 2012, a decrease of $268,629 and $389,297. As noted above, the decrease is primarily attributable to the non-cash expense associated with the 2012 extension of certain stock options.

c. Professional Fees: These expenses were $86,591 and $161,916 for the three and six-month periods ended June 30, 2013, compared to $181,365 and $274,723 for the three and six-month periods ended June 30, 2012, a decrease of $94,774 and $112,807. As noted above, the decrease is primarily attributable to the non-cash expense associated with the 2012 extension of certain stock options.

Research and Development

Research and development expenses were $147,112 and $335,707 for the three and six-month periods ended June 30, 2013, compared to $111,570 and $188,874 for the three and six-month periods ended June 30, 2012, an increase of $35,542 and $146,833, respectively. The increase in R&D is largely due to the expansion of our technology into the wound care and water treatment industries.

Interest expense

Interest expense totaled $235,528 and $238,028 for the three and six-month periods ended June 30, 2013, compared to $202,006 and $417,937 for the three and six-month periods ended June 30, 2012, an increase of $33,522 and a decrease of $179,909. The change is the result of the fair value of the winter 2012 Warrant one-year extension of $233,000 and offset by a reduction of interest expense related to the conversion of all of our outstanding convertible notes with warrants in the fourth quarter of 2012.

Net Loss

Net loss for the three and six-month periods ended June 30, 2013 was $749,644 and $1,394,941, a loss of $0.01 and $0.02 per share, compared to a net loss for the three and six-month periods ended June 30, 2012 of $1,776,355 and $2,697,326, a loss of $0.03 and $0.04 per share. The decrease in net loss for the three and six-month period ended June 30, 2013 is primarily a reduction of interest expense related to the conversion of all of our outstanding convertible notes and a reduction in compensation expense to officers and consultants from the reduced issuance of stock options.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $67,715 at June 30, 2013. We had negative working capital of $620,940 as of June 30, 2013, compared with negative working capital of $341,589 as of December 31, 2012. We had negative cash flow from operating activities of $827,474 for the six-month period ended June 30, 2013, compared to a negative cash flow from operating activities of $1,115,639 for the six-month period ended June 30, 2012. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,394,941 for the six-month period ended June 30, 2013, and an accumulated stockholders’ deficit of $73,983,399 as of June 30, 2013. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $648,108 of outstanding accounts payable. (See Note 10.)

During the six-month period ended June 30, 2013, we received an aggregate $744,000 net proceeds pursuant to our private securities offerings, consisting of $633,000 from our Winter 2013 private securities offering, and $111,000 from the private securities offering conducted by our subsidiary, Clyra Medical Technologies, Inc. (See Note 5.)

We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. We have been, and may continue to be, required to financially support the operations of our subsidiaries, none of which are operating at a positivie cash flow.  For example, during the six-month period ended June 30, 2013, while our subsidiary Clyra raised net proceeds of $111,000 in its private securities offering, it expended $210,822, resulting in a shortfall of approximately $100,000.  Through intercompany loans, we funded the shortfall.

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

PART II

OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Winter 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.30 per share that commenced January 2013, through June 30, 2013, we sold 2,333,329 shares of our common stock to 13 accredited investors and received $700,000 gross and $633,000 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until June 30, 2015.

Clyra Private Securities Offering

On December 17, 2012, our subsidiary Clyra began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through June 30, 2013, Clyra sold 115 shares of its common stock to two accredited investors and received $115,000 gross and $111,000 net proceeds from the sale.

Each Clyra investor will have the right to convert one share of Clyra common stock into 2,858 shares of BioLargo common stock, by tendering the share to BioLargo, and in connection with that conversion, will receive a warrant to purchase an equal number of shares of BioLargo common stock at 55 cents per share until July 30, 2015. The investor’s right to convert expires June 30, 2014. No investments were received during the year ended December 31, 2012.

Payment of Consultant Fees

On May 15, 2013, we issued an aggregate 11,112 shares of our common stock, at a conversion price of $0.28, as payment for $3,111 of selling, general and administrative expense.

On May 15, 2013, we issued an aggregate 53,572 shares of our common stock, at a conversion price of $0.28, as payment for $15,000, of which $11,425 is recorded as selling, general and administrative expense and the remaining $3,575 as prepaid rent.

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

Item 5.            Other Information

We held our 2013 annual stockholder meeting on June 17, 2013.  The following matters were each submitted to a vote of stockholders through the solicitation of proxies or otherwise:

(1) Election of directors – Seven individuals were each elected to our board of directors.

(2) Advisory approval of the Company’s executive compensation.

(3) Ratification of appointment of accounting firm – Appointment of Haskell & White, LLP by our board’s Audit Committee as the Company’s independent registered public accounting firm was ratified.

The voting results from the annual meeting are as follows:

Item	Nominee:	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non Vote
Election of Directors
	Dennis P. Calvert	34,194,207	n/a	42,484	n/a	8,067,261
	Kenneth R. Code	34,102,633	n/a	134,058	n/a	8,067,261
	Gary A. Cox	34,132,693	n/a	103,998	n/a	8,067,261
	Dennis E. Marshall	34,132,673	n/a	104,018	n/a	8,067,261
	Joseph L. Provenzano	34,102,633	n/a	134,058	n/a	8,067,261
	Kent C. Roberts II	34,132,693	n/a	103,998	n/a	8,067,261
	John S. Runyan	34,132,693	n/a	103,998	n/a	8,067,261
Advisory Vote – Exec Comp.		34,100,100	17,911	n/a	247,252	8,067,261
Ratification of Accounting Firm		40,162,567	200	n/a	2,141,185	-0-

There were no director nominees other than as set forth above.

Item 6.            Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description of Exhibit

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2013	By: /s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.