Form 10-Q
period 2013-09-30
BIOLARGO, INC.
filed 2013-11-13
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2013 was 74,475,421 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6	Exhibits	30

Exhibit Index

Exhibit No.	Description of Exhibit

4.1*	Prommisory Note in the face amount of $75,000 dated October 28, 2013.

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

†	Management contract or compensatory plan, contract or arrangement
*	Filed herewith
**	Furnished herewith
(1)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2013

	December 31, 2012	September 30, 2013 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,189	$53,482
Accounts receivable, net of allowance	11,606	1,268
Inventory	53,985	35,924
Prepaid expense	—	3,575

Total current assets	216,780	94,249

OTHER ASSETS, net of amortization	51,917	43,727

TOTAL ASSETS	$268,697	$137,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,372	$401,307
Note payable	100,000	100,000
Deferred revenue	18,997	—
Customer deposit	100,000	—
Total current liabilities	558,369	501,307

TOTAL LIABILITIES	558,369	501,307

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2012 and September 30, 2013.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 70,713,830 and 74,475,421 Shares Issued, at December 31, 2012 and September 30, 2013.	46,897	49,424
Additional Paid-In Capital	72,462,711	74,369,574
Non-controlling interest	—	(100,457)

Accumulated Deficit	(72,799,280)	(74,681,872)

Total Stockholders’ Equity (Deficit)	(289,672)	(363,331)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$268,697	$137,976

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2013

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
License revenue	$—	$—	$—	$100,000
Product revenue	10,490	18,418	55,145	52,764
Total revenue	10,490	18,418	55,145	152,764

Cost of goods sold	6,857	8,381	32,706	23,563

Gross margin	3,633	10,037	22,439	129,201

Costs and expenses
Selling, general and administrative	760,584	536,026	2,871,648	1,470,936
Research and development	122,268	267,861	307,754	603,568
Amortization and depreciation	312	2,730	1,958	8,190

Total costs and expenses	883,164	806,617	3,181,359	2,082,694

Loss from operations	(879,531)	(796,580)	(3,158,920)	(1,953,493)

Interest expense, net	(36,137)	(2,528)	(454,074)	(240,556)

Net loss	$(915,668)	$(799,108)	$(3,612,994)	$(2,194,049)
Net Loss (non-controlling interests)	—	(100,635)	—	(311,457)
Net Loss (controlling interests)	(915,668)	(698,473)	(3,612,994)	(1,882,592)
Loss per common share – basic and diluted
Loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Weighted average common share equivalents outstanding	65,289,303	73,178,574	62,674,578	72,416,172

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

(unaudited)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
BALANCE DECEMBER 31, 2012	70,713,830	$46,897	$72,462,711	$(72,799,280)	—	$(289,672)
Issuance of stock for cash received as part of Winter 2013 PPM @ $0.30	2,333,329	1,569	698,431	—	—	700,000
Fees paid for Winter 2013 PPM	—	—	(67,000)	—	—	(67,000)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	220,000	149	54,851	—	—	55,000
Fees paid for Summer 2013 PPM	—	—	(5,500)	—	—	(5,500)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	215,000	215,000
Fees paid for Clyra Winter 2013 PPM	—	—	—	—	(4,000)	(4,000)
Fair value of one-year extension for 2012 Warrant	—	—	233,000	—	—	233,000
Issuance of stock for services to consultants	242,602	162	71,459	—	—	71,621
Issuance of options for accrued and unpaid obligations to vendors	—	—	379,871	—	—	379,871
Issuance of stock for accrued and unpaid obligations to officers	965,660	647	289,051	—	—	289,698
Issuance of options to board of directors	—	—	252,700	—	—	252,700
Net loss for the nine-month period ended September 30, 2013	—	—	—	(1,882,592)	(311,457)	(2,194,049)

BALANCE SEPTEMBER 30, 2013	74,475,421	$49,424	$74,369,574	$(74,681,872)	(100,457)	$(363,331)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2013

(unaudited)

	For the nine -month periods ended September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,612,994)	$(2,194,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	386,818	233,000
Non-cash expense related to options issued to officers and board of directors	779,821	252,700
Non-cash expense related to stock issued to officers	—	289,698
Non-cash expense related to options and warrants issued to consultants	334,876	329,771
Non-cash expense related to stock issued to consultants	80,174	57,516
Amortization and depreciation expense	1,958	8,190
Increase (decrease) in cash from change in:
Accounts receivable	3,222	10,338
Inventory	9,534	18,061
Prepaid expenses	1,346	(3,575)
Customer deposit	—	(100,000)
Other assets	(13,145)	—
Accounts payable and accrued expenses	396,403	126,140
Deferred revenue	(30,114)	(18,997)

Net Cash Used In Operating Activities	(1,662,101)	(991,207)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,961,445	682,500
Proceeds from sale of stock in subsidiary	—	211,000

Net Cash Provided By Financing Activities	1,961,445	893,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	299,344	(97,707)
CASH AND CASH EQUIVALENTS — BEGINNING	128,498	151,189

CASH AND CASH EQUIVALENTS — ENDING	$427,842	$53,482

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$4,347	$2,782

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Fair value of warrant extension	$95,885	$233,000

Conversion of noteholders’ to shares of our common stock:
Convertible Notes related accrued interest	$805,910	$—
Fees paid related to our private security offerings	$90,071	$76,500

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,194,049 for the nine-month period ended September 30, 2013, and at September 30, 2013, we had negative working capital of $407,058, current assets of $94,249, and an accumulated stockholders’ deficit of $74,681,872. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $53,482 at September 30, 2013. We generated revenues of $152,764 in the nine-month period ended September 30, 2013, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $401,307 of outstanding accounts payable. (See Note 10.)

During the nine-month period ended September 30, 2013, we received an aggregate $893,500 net proceeds pursuant to our private securities offerings, consisting of $633,000 from our Winter 2013 offering, $49,500 from our Summer 2013 offering, and $211,000 from the private securities offering conducted by our subsidiary, Clyra Medical Technologies, Inc. (See Note 5.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2013.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.   Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2012	September 30, 2013
Raw materials	$43,395	$32,122
Finished goods (see Note 4)	10,590	3,802
Total inventory	$53,985	$35,924

Equipment

For the nine-month period ending September 30, 2012 and 2013 we recorded depreciation expense totaling $1,958 and $0, respectively.

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system. On October 1, 2012, we began amortizing these assets. For the nine-month period ending September 30, 2012 and 2013 we recorded amortization expense totaling $0 and $8,190, respectively.

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

Share-based Payments

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values as of the grant date using the Black Scholes calculation and are recognized as expense for the requisite service or performance period, which is the vesting period.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month period ended September 30, 2012 and 2013 we recorded an aggregate $1,382,475 and $25,200 in selling general and administrative expense related to the issuance of options pursuant to our 2007 Equity Incentive Plan (see Note 9).

During the nine-month period ended September 30, 2012 and 2013 we recorded an aggregate $388,432 and $123,500 in selling general and administrative expense related to the issuance of options outside of the 2007 Plan.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine-month period ended September 30, 2012 and 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Note 4.   Deferred Revenue

Horn Warehouse

In the past,  Horn (formerly the E.T. Horn Company) has warehoused our product and made it available to us for later sales. Thus, for revenue recognition purposes, prior sales to Horn have been deferred until such time as the product is sold to retailers and/or end-users. As of May 15, 2013, Horn no longer warehouses our product and there is no obligation for us to sell inventory held at Horn. During the nine-month period ended September 30, 2013, we recognized revenue of $14,583 previously recorded as deferred revenue. As of September 30, 2013, we had $0 deferred revenue relating to the sale of Odor-No-More product via Horn.

Note 5.   Private Securities Offerings

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through September 30, 2013, we sold 220,000 shares of our common stock to two accredited investors and received $55,000 gross and $49,500 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.30 per share, will expire on October 15, 2015, and is subject to a call provision in the event BioLargo’s common stock price reaches $0.60 per share over a period of 40 days.

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

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through September 30, 2013, Clyra sold 215 shares of its common stock to three accredited investors and received $215,000 gross and $211,000 net proceeds from the sale. In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During 2012, interest of $56,041 related to these notes was converted into 101,893 shares.

Note 7.   Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2011	7,280,683	0.125	–	2.00
Issued	8,158,449	0.40	–	1.00
Exercised	—		$—
Expired	—		$—

Outstanding as of September 30, 2012	15,439,132	0.125	–	1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	0.125	–	1.00
Issued	2,603,329	0.50	–	1.00
Exercised	—		$—
Expired	(1,275,298)	0.50	–	1.00

Outstanding as of September 30, 2013	9,718,772	0.125	–	1.00

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	2012	2013
Risk free interest rate	.57%	—
Expected volatility	489%	—
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	—

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

Warrants issued as part of our Convertible Notes

During the nine-month periods ended September 30, 2012 and 2013 we recorded $386,818 and $0, respectively of interest expense related to the amortization of the discount on convertible notes.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 5), since inception in June 2013 we issued warrants to purchase up to an aggregate 220,000 shares of our common stock to the investors in the Offering at an exercise price of $0.30 per share. These warrants are set to expire October 15, 2015.

Winter 2013 Warrants

Pursuant to the terms of our Winter 2013 Offering (see Note 5), during 2013 we issued warrants -to purchase up to an aggregate 2,333,329 shares of our common stock to the investors in the Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

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

Winter 2012 Warrants Extension

Pursuant to the terms of our Winter 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. The Winter 2012warrants were set to expire on June 30, 2013 and have an exercise price of $0.50 per share. On June 30, 2013, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on June 30, 2014. During the nine-month period ended June 30, 2013 we recorded $233,000 of interest expense related to the fair value of the one-year extension for our Winter 2012 Warrants.

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

Spring 2010 Warrant Extension

On July 15, 2011, the expiration date of the Spring 2010 Eighteen Month Warrant was extended nine months from July 15, 2011 to January 15, 2012. The fair value of the extension was an aggregate $57,089 and was expensed ratably through the expiration period of January 15, 2012. This warrant expired January 15, 2012, unexercised.

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

On September 28, 2011, we extended the expiration date of the Fall 2008 Three-year Warrant by one year from October 15, 2011 to October 15, 2012 resulting in a fair value of $180,172. Of this amount, $30,029 was expensed during 2011 and the remaining $150,143 was recorded as interest expense during the nine-month period ended September 30, 2012.

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

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500, of which $62,100 was recorded as selling, general and administrative expense during the year ended December 31, 2012 and the remaining was expensed in 2013. The warrant expires July 23, 2017.

Note 8.   Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2012 and September 30, 2013 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2012 and September 30, 2013 there were 70,713,830 and 74,475,421 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2013 is comprised of the following stock issuances: (i) 2,333,329 shares of our common stock issued to investors in our Winter 2013 Offering, (ii) 220,000 shares of our common stock issued to investors in our Summer 2013 Offering, (iii) 242,602 shares as payment to vendors and consultants in lieu of accrued and unpaid obligations, and (iv) 965,660 shares as payment to our officers in lieu of accrued and unpaid obligations.

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

During the nine-month period ended September 30, 2013, we recorded the issuance of an option to purchase an aggregate 40,000 shares of our common stock to our members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.28 per share, the price of our common stock on the grant date. The fair value of this option totaled $11,200 and was recorded as selling, general and administrative expense.

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

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties, officers and board members an option (“Option”) to purchase common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock is less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.  The Option allowed for the purchase of 742,135 shares of our common stock and the fair value of the Option totaled $352,739 and was recorded as selling, general and administrative expense in 2012

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month period ended September 30, 2012, a portion of an option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the April 2012 extension of his engagement agreement vested, resulting in $43,201 of selling, general and administrative expense.

During the nine-month period ended September 30, 2012, a portion of the unvested options issued to consultants vested, resulting in $71,000 of selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2012 and 2013 is as follows:

As of September 30, 2012:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	0.25	–	1.89	$0.45
Granted	981,828	(981,828)	0.34	–	0.35	0.35
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of September 30, 2012	8,721,086	3,278,914	0.25	–	1.89	$0.45

As of September 30, 2013:	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	8,521,086	4,460,742	0.23	–	1.89	$0.44
Granted	40,000	(40,000)		0.28		0.28
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of September 30, 2013	8,561,086	4,420,742	0.23	–	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

On September 27, 2013, in an effort to preserve our cash and reduce outstanding payables, pursuant to a plan previously adopted by our Board, we offered to employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at $0.30 cents a share, expiring ten years from the date of issuance, and containing “cashless” exercise provisions (each, an “Option”), or (ii) our common stock at $0.30 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2013, we issued Options to purchase 1,033,825 shares of our common stock at an exercise price of $0.30 per share to certain vendors and consultants, in lieu of $206,765 in accrued and unpaid fees. The fair value of the Options totaled $289,471, resulting in $82,706 of additional selling, general and administrative expenses.

On September 30, 2013, we issued Options to purchase 675,000 share of our common stock at an exercise price of $0.30 per share to certain non-employee members of our board of directors, in lieu of $135,000 in accrued and unpaid fees due for services on our board of directors. The fair value of the Options totaled $189,000, resulting in $54,000 of additional selling, general and administrative expenses.

During the nine-month period ended September 30, 2013, a portion of the option to purchase 300,000 shares of common stock issued to our Chief Financial Officer in exchange for his services pursuant to the July 2013 extension of his engagement agreement vested, resulting in $52,500 of selling, general and administrative expense.

During the nine-month periods ended September 30, 2012 and 2013, a portion of the option to purchase 800,000 shares of common stock issued to a consultant in exchange for his services pursuant to the August 2011 engagement agreement vested, resulting in $57,000 of selling, general and administrative expense.

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

Activity of our stock options issued outside of the 2007 Plan for the nine-month period ended September 30, 2012 and 2013 is as follows:

As of September 30, 2012:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	11,671,484	0.25	–	1.89	$0.43
Granted	691,975.30				.30
Exercised	—		—		—
Canceled	—		—		—
Balances as of September 30, 2012	12,363,459	0.25	–	1.89	$0.43

As of September 30, 2013:	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	13,338,220	0.18	–	1.00	$0.41
Granted	2,008,825.30				.30
Exercised	—		—		—
Canceled	—		—		—
Balances as of September 30, 2013	15,347,045	0.18	–	1.00	$0.36

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

	2012		2013

	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	—	1.45%	2.64 – 2.66%	2.19%
Expected volatility	—	951%	928%	928%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	—	7	7	7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2012	September 30, 2013
Accounts payable and accrued expenses	$334,699	$392,727
Accrued interest	—	7,556
Officer and board of director payables	4,673	1,024
Total accounts payable and accrued expenses	$339,372	$401,307

Payment of Officer Fees

On September 27, 2013, in an effort to preserve our cash and reduce outstanding payables, pursuant to a plan previously adopted by our Board, we offered to employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at $0.30 cents a share, expiring ten years from the date of issuance, and containing “cashless” exercise provisions (each, an “Option”), or (ii) our common stock at $0.30 per share.

On September 30, 2013, we issued 965,660 shares of our common stock, at a conversion price of $0.30, to three of our executive officers, in lieu of $289,698 in accrued and unpaid salary and unreimbursed expenses. The stock issued to the executive officers is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Payment of Consultant Fees

On September 27, 2013, we issued 135,826 shares of our common stock, at a conversion price of $0.2735 per share, to certain vendors and consultants, in lieu of $37,091 in accrued and unpaid amounts.

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

Accrued Interest

During the nine-month period ended September 30, 2012 and 2013, we recorded $67,491 and $7,556 of interest expense, respectively, on a note payable (see Note 11), and the Spring 2009 and Spring 2010 Notes. We also recorded $233,000 of interest expense related to the fair valuation of the warrants that were extended from the Winter 2012 offering (See Note 7).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the nine-month period ended September 30, 2012 and 2013, we recorded interest expense of $7,611 and $7,556, respectively.

Note 12. Non-Controlling Interest

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra signed executive employment agreements with three individuals, in which each was granted 500 shares of Clyra common stock, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives.

Clyra has also raised $211,000 in net proceeds through issuing 215 shares of its common stock during the nine months ended September 30, 2013 (see Note 5, “Private Securities Offerings”). This represents 19.6% of the Company.

For the nine-month period ended September 30, 2013, there have been no revenues and the financial impact of Clyra’s operations resulted in a net loss of $311,457.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Note Payable

On October 28, 2013, an individual loaned the Company $75,000, pursuant to a promissory note bearing interest at a rate of 10%, and due and payable in full October 28, 2014.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2013, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water, Inc., a California corporation, and its partially-owned subsidiary Clyra Medical Technologies, Inc., a California corporation.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this repor, and in consideration of our limited financial resources, which necessarily require us to make difficult strategic choices and delay progress on our commercial activities.

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

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under three brands – Odor-No-More, Nature’s Best Solution, and Deodorall - direct to consumers, through retail stores, and most recently, to the US Government.

We engaged a leading third party testing company to compare our pet products’ performance against leading brands and, much like we were able to prove in with our equine products, the testing verified that we outperform the leading brands in odor control in side-by-side consumer testing. Cat Fancy Magazine named our "Litter Deodorizing Concentrate" one of 18 "Best Products of the Year" for 2013, and it won an "Editor's Choice Award" from Pet Product News International.

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

In October 2013, we introduced a new line of odor and moisture control products to the US Government in a pouch and canister design that can be used to solidify liquids or absorb blood and other bodily fluids. We initially plan to target government medical providers, and plan to expand into general industrial applications and first responders markets.

A third party distributor markets “Deodorall Sport” to the sporting goods apparel and equipment industry with an emphasis in the ice hockey industry. We are actively developing new complimentary products and refining our existing products to support this selling channel. Our products are being introduced and sold into retail stores in time for the fall and winter sports seasons.

As of yet, our sales in the CHAPP product category are nominal. Product development, sales, and marketing require significant financial resources that we currently do not have. As such, our progress in this area has been slower than we had hoped. As our financial resources permit, we will continue to evaluate and test new products, marketing programs and selling opportunities, as well as strategic alliances to expand and refine our messaging and generate sales.

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

In late 2012, Clyra organized a strategic supply agreement with Formulated Solutions, a state-of-the-art FDA registered drug and device manufacturing company in Florida, to conclude development and testing, and apply for FDA 510(k), approval for its first two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success of such applications, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process and is not aware of any inherent technical or practical reason that its products would not receive the approvals sought. The product development process has been more time consuming than originally anticipated, and our limited financial resources have impacted our ability to complete the process. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until the second half 2014. In the interim, we will continue to seek licensing partners, and refine our product roll out, marketing, and distribution plans.

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

In June 2013, we formed BioLargo Water Inc. (www.BioLargoWater.com) a wholly-owned subsidiary, to showcase our AOS systems and organize and refine our commercial strategy. While a number of our delivery systems may have a role to play in water treatment in general, we believe our AOS Filter will prove to be the showcase of our business over time and we believe it offers a host of advantages as compared to competing technologies like settling ponds, adsorption technologies, and other advanced oxidation systems such as UV and ozone.

We have developed a lab-scale prototype design of our AOS Filter, filed for patents, and gathered our initial proof of claims. We are further engineering and testing the filter against a number of contaminants, and are positioning it and actively seeking partners for commercial trials and pilot programs. We believe our AOS Filter can enhance any water treatment system already in use in almost any industry that values speed of processing and/or hard to deal with contaminants.

We are currently evaluating the most practical way and appropriate market to exploit our AOS Filter. As part of that process, we intend to find further industry resources to assist in the endeavor, and have begun discussions with potential strategic partners. Revenue opportunities present themselves in many forms: licensing, sale, manufacturing, servicing, joint venture, leasing, tolling, etc. However, we have not yet identified the specific industry segment or revenue opportunity for our first commercial trials.

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

Intellectual Property

In supplement to the description of our patents in our Annual Report on Form 10-K, we are now able to disclose the following patent applications with the United States Patent and Trademark Office:

●

US Patent Application 61/490,448 (filed May 26, 2011) relating to our “AOS Filter”, titled “Activated Carbon associated with Alkaline or Alkali Iodide”, in which a contaminated fluid stream is passed through an activated carbon filter.

●

US Patent Application 13/308,105 (filed November 30, 2011) relating to our “AOS Filter”, titled “Antimicrobial and Antiodor Solutions and Delivery Systems” relating to our liquid antimicrobial solutions, including our gels, sprays and liquids imbedded into wipes and other substrates.

Applications for international protection pursuant to the Patent Cooperation Treaty (PCT) have been filed for both of these US applications. However, it is cost prohibitive to seek patent protection all countries that are party to the PCT, and thus we intend to choose a limited number of countries to seek patent protection, as funds are available to do so. See the Risk Factors set forth in our Annual Report, beginning on page 13.

Results of Operations—Comparison of the three- and nine-month periods ended September 30, 2013 and 2012.

Revenue

We generated $18,418 and $152,764 in revenues during the three and nine-month periods ended September 30, 2013, and $10,490 and $55,145 in revenues during the three and nine-month periods ended September 30, 2012. In the three-month period ended June 30, 2013 we recorded $100,000 in license revenue from the deposit related to the Central Garden transaction. (See Note 3.) Our product revenue in the three and nine-month periods ended September 30, 2013, consisted primarily of sales of our Deodorall branded sports equipment spray, and Odor-No-More branded products. The revenue for the three and nine-month periods ended September 30, 2012, consisted primarily of sales of our Odor-No-More branded products.

Cost of Goods Sold

Excluding the $100,000 of license revenue, our cost of goods sold was $8,381 or 46% and $23,563 or 45% of revenues for the three and nine-month periods ended September 30, 2013, as compared with $6,857 or 65% and $32,706, or 59% of revenues for the three and nine-month periods ended September 30, 2012. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $536,026 and $1,470,936 for the three and nine-month periods ended September 30, 2013, compared to $760,584 and $2,871,648 for the three and nine-month periods ended September 30, 2012, a decrease of $224,558 and $1,400,712. The decrease in 2013 is primarily attributable to the non-cash expense recorded in 2012 as a result of the fair value of the April 2012 extension of stock options originally issued as three-year options in April 2009. The largest components of our Selling, General and Administrative expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $140,217 and $401,457 for the three and nine-month periods ended September 30, 2013, compared to $151,520 and $854,256 for the three and nine-month periods ended September 30, 2012, a decrease of $11,303and $452,799. The decrease in 2013 is related to the absence of the non-cash expense recorded in 2012 for the extension of certain stock options.

b. Consulting Expenses: These expenses were $72,167 and $255,383 for the three and nine-month periods ended September 30, 2013, compared to $319,607 and $892,110 for the three and nine-month periods ended September 30, 2012, a decrease of $247,440 and $636,727. As noted above, the decrease is primarily attributable to the non-cash expense associated with the 2012 extension of certain stock options.

c. Professional Fees: These expenses were $170,156 and $332,072 for the three and nine-month periods ended September 30, 2013, compared to $74,464 and $349,187 for the three and nine-month periods ended September 30, 2012, an increase of $95,962 and a decrease of $17,115. The increase in the three-month period is due to the additional fair value related to the options issued in lieu of accrued and unpaid obligations.

Research and Development

Research and development expenses were $267,861 and $603,568 for the three and nine-month periods ended September 30, 2013, compared to $122,268 and $307,754 for the three and nine-month periods ended September 30, 2012, an increase of $145,593 and $295,815, respectively. The increase in R&D is largely due to the expansion of our technology into the wound care and water treatment industries.

Interest expense

Interest expense totaled $238,056 and $240,556 for the three and nine-month periods ended September 30, 2013, compared to $36,137 and $454,074 for the three- and nine-month periods ended September 30, 2012, an increase of $201,919 and a decrease of $213,518. The increase in the three-month period is the result of the fair value of the winter 2012 Warrant one-year extension of $233,000. The decrease in the nine month period is a result of the winter 2012 warrant extension, offset by a reduction of interest expense related to the conversion of all of our outstanding convertible notes with warrants in the fourth quarter of 2012.

Net Loss

Net loss for the three and nine-month periods ended September 30, 2013 was $799,108 and $2,194,049, a loss of $0.01 and $0.03 per share, compared to a net loss for the three and nine-month periods ended September 30, 2012 of $915,668 and $3,612,994, a loss of $0.01 and $0.06 per share. The decrease in net loss for the three and nine-month period ended September 30, 2013 is primarily a reduction of interest expense related to the conversion of all of our outstanding convertible notes and a reduction in compensation expense to officers and consultants from the reduced issuance of stock options.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $53,482 at September 30, 2013. We had negative working capital of $407,058 as of September 30, 2013, compared with negative working capital of $341,589 as of December 31, 2012. We had negative cash flow from operating activities of $991,207 for the nine-month period ended September 30, 2013, compared to a negative cash flow from operating activities of $1,662,101 for the nine-month period ended September 30, 2012. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,194,049 for the nine-month period ended September 30, 2013, and an accumulated stockholders’ deficit of $74,681,872 as of September 30, 2013. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2013, we had $100,000 principal amount outstanding on a note payable (see Note 11), and $401,307 of outstanding accounts payable. (See Note 10.)

During the nine-month period ended September 30, 2013, we received an aggregate $893,500 net proceeds pursuant to our private securities offerings, consisting of $633,000 from our Winter 2013 private securities offering, $49,500 from our Summer 2013 private securities offering, and $211,000 from the private securities offering conducted by our subsidiary, Clyra Medical Technologies, Inc. (See Note 5.)

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

We have been, and may continue to be, required to financially support the operations of our subsidiaries, none of which are operating at a positive cash flow. For example, during the nine-month period ended September 30, 2013, while our subsidiary Clyra raised net proceeds of $215,000 in its private securities offering, it expended $311,457, resulting in a shortfall of approximately $100,000. Through intercompany loans, we funded the shortfall.

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

We anticipate that revenue will come from two sources: sales of Odor-No-More products and from royalties and license fees from our intellectual property. Odor-No-More revenue is recognized upon shipment of the product and all other contingencies have been met. Licensees would typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

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

PART II

OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through September 30, 2013, we sold 220,000 shares of our common stock to two accredited investors and received $55,000 gross and $49,500 net proceeds from the sales.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.30 per share until October 15, 2015.

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

Clyra Private Securities Offering

On December 17, 2012, our subsidiary Clyra began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through September 30, 2013, Clyra sold 215 shares of its common stock to two accredited investors and received $215,000 gross and $211,000 net proceeds from the sale.

Each Clyra investor will have the right to convert one share of Clyra common stock into 2,858 shares of BioLargo common stock, by tendering the share to BioLargo, and in connection with that conversion, will receive a warrant to purchase an equal number of shares of BioLargo common stock at $0.55 per share until July 30, 2015. The investor’s right to convert expires June 30, 2014. No investments were received during the year ended December 31, 2012.

Payment of Officer Fees

On September 30, 2013, we issued 965,660 shares of our common stock, at a conversion price of $0.30, to three of our executive officers, in lieu of $289,698 in accrued and unpaid salary and unreimbursed expenses. The stock issued to the executive officers is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

Payment of Consultant Fees

On September 27, 2013, we issued 135,826 shares of our common stock, at a conversion price of $0.2735 per share, to certain vendors and consultants, in lieu of $37,091 in accrued and unpaid amounts.

On May 15, 2013, we issued an aggregate 11,112 shares of our common stock, at a conversion price of $0.28, as payment for $3,111 of selling, general and administrative expense.

On May 15, 2013, we issued an aggregate 53,572 shares of our common stock, at a conversion price of $0.28, as payment for $15,000.

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

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description of Exhibit

4.1*	Promissory Note in the face amount of $75,000 dated October 28, 2013.

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

BIOLARGO, INC.

Date: November 13, 2013	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: November 13, 2013	By:	/s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1*	Promissory Note in the face amount of $75,000 dated October 28, 2013.
10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

†	Management contract or compensatory plan, contract or arrangement
*	Filed herewith
**	Furnished herewith
(1)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.