Form 10-K
period 2013-12-31
BIOLARGO, INC.
filed 2014-04-01
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 W. Garry Ave., Santa Ana, CA	92704
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $12,029,463 which is based on 42,962,369 shares of common stock held by non-affiliates. (Based upon the price at which the common equity was sold, or the average bid and asked price of such common equity for the last trading date prior to that date).

The number shares outstanding of the issuer’s class of common equity as of March 31, 2014 was 79,838,488.

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 23, 2014.

PART I

ITEM 1. BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Annual Report is as of December 31, 2013, unless expressly stated otherwise.

As used in this report, the term “we” or “Company” refers to BioLargo, Inc., a Delaware corporation, and its subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water, Inc., a California corporation, and Clyra Medical Technologies, Inc., a California corporation. On January 10, 2014, we formed a Canadian subsidiary BioLargo Water, Inc.

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

The centerpieces of our technology are embodied by our patented and proprietary CupriDyne® and its methods of delivery, the Isan™ system, and our BioLargo® AOS Filter (“Advanced Oxidation System”). These technologies offer a nearly seamless range of capabilities for the generation, delivery and control of iodine and implementation of iodine in most of its moieties.

General Benefits of Our Technology

Generally, our technology offers the following beneficial features, among others:

●	Cost Competitiveness — The simplicity and efficacy of our technology can offer lower total costs for both manufacturer and consumer.

●

Broad Spectrum Disinfection — Our technology offers selective and/or an additive germ killing strategy. It permits flashing or metered dosing of targets with iodine, as required for each application, and functions at a wide range of pH, further extending its viability.

●	Deodorization — Our technology can deliver iodine in an oxidative form that rapidly, yet safely, destroys odor-causing compounds, eliminating odor.

●	Non-Staining — Unlike the iodine solutions currently used in medicine and sold in stores, many of our iodine formulations do not stain or chemically discolor surfaces on contact.

●	Increased Holding Power — Our technology can significantly increase the holding power of absorbent materials, depending on product configuration.

●	Disposal of Contaminations — In certain applications, our technology can render contaminated or infectious material safe to handle.

●	Safety — Many applications of our technology utilize or create compounds which are generally recognized as safe (“GRAS”) as food ingredients by the U.S. Food and Drug Administration (“FDA”).

●	Flexibility — Our technology is easily combined with a broad array of materials and complimentary chemicals to create or improve formulated products and delivery systems.

●	Lower Corrosion— Our technology is significantly less corrosive than other chemicals (such as chlorine), which may help extend the useful life of certain industrial equipment.

Focus of Commercial Applications

The list of potential uses and commercial opportunities can appear endless. We have chosen to focus on applications we believe have some combination of the following attributes:

1.	a compelling commercial advantage;

2.	our products out-perform competing products;

3.	market segments in which we have the talent and resources or opportunity to succeed in executing our business plans; and

4.	uses where we can identify a compelling cost savings or value offering to increase market share.

Although our technology has potential commercial applications within many industries, we are focusing our efforts in three areas:

1.	Water treatment;

2.	The companion animal industry, as a segment of the commercial, household and personal care products (“CHAPP”); and

3.	Advanced wound care.

Within these broad categories, we also narrow our product focus to exploit opportunities that we believe are of high-value to potential customers and that present commercially significant opportunities.

Water Treatment

We have developed and are further refining a technology for water treatment called the BioLargo AOS Filter, an advanced oxidation system, which we believe represents a technical breakthrough in water purification. We expect our patent-protected technology will impact a number of major water industry segments. Our invention has proven effective in dismantling and removing soluble and difficult to manage contaminants as well as, in particular, treating tailings ponds water in bench scale trials and is now entering into pilot phase at the University of Alberta. Our technology also promises to compete as a low-cost solution in many other markets, including traditional oil and gas (e.g., fracking), and industrial water.

Our California subsidiary BioLargo Water, Inc. holds the exclusive worldwide rights to the BioLargo AOS Filter. The intellectual property associated with the BioLargo AOS Filter includes issued patents, recently allowed patents, patent applications in the United States, Canada and EU, know-how, and trade secrets. Revenue opportunities present themselves in many forms: licensing, sale, manufacturing, servicing, joint venture, leasing, tolling, etc. We are proceeding in a pilot project to treat processed water from the Athabasca Oil Sands.

Athabasca Oil Sands

The Canadian Oil Sands are believed to be the second largest deposit of oil in the world. Extracting oil from the Oil Sands creates high volumes of contaminated water (between 2 and 4.5 barrels of water to produce one barrel of synthetic crude oil), currently discharged in “tailings” ponds, sometimes for years, to separate the solids from the liquids for eventual recycling or safe discharge into the environment. With Canada hoping to increase its oil production from 1.9 million to over 6 million barrels of oil a day over the next 20 years, the released water from oil sands operations is estimated to reach one billion cubic meters in the Athabasca oils sands region by 2025. An innovative solution that can reduce the water treatment time, and thus the overall footprint and environmental impact of the tailings ponds, is required for Canada to meet its production goals. It is widely believed that the future of oil sands exploration, its social and economic contribution as the second largest oil reserve in the world, and its contribution to the public good of both Canada and the United States, hinges on industry’s ability to manage the wastewater in tailings ponds. The Canadian government has set aside over $3.5B to the reclamation of the natural landscape including the contaminated water issues.

The proof-of-claim work at the University of Alberta verifies that our AOS technology can be highly effective in addressing this issue. We have been able to show performance results (dismantling contaminants from a flow of water) at an efficiency level that has never before been seen commercially. As a result of the validation and support expressed for the project by the University of Alberta, researchers and funding agencies, a new $5+ million pilot study is scheduled to begin in 2014. The University is tasked to engineer the solution to work on the large scale required for these tailing ponds in preparation for commercialization. The lead researcher from the University, Mohamed Gamal El-Din, Ph.D., P.E., will lead the pilot study. We are working with the Dr. Gamal El-Din on funding from government and private sources. We expect to execute a formal research contract for the pilot project in the near future.

Other Oil and Gas Industry Applications

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

In February 2011, we added to our team former Pepsi-Cola International VP of Technical Services, and recognized industry water treatment expert, with life time achievement honors in both the AWWA (American Water Works Association) and the International Society of Beverage Technologists, Harry DeLonge. Having spent more than 40 years at Pepsi-Cola International, Mr. DeLonge is assisting with efforts to commercialize our technology in this segment. In addition, we believe that we have a cost effective solution for managing dangerous and/or odorless compounds common with this industry. With Mr. DeLonge’s assistance, we are developing new patents and other intellectual property, advancing proof of claim, and seeking pilot projects and customers and/or licensing partners. These efforts are continuing in 2014.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall, and NBS - direct to consumers, through retail stores, and most recently, to the U.S. Government.

We engaged a leading third party testing company to compare our pet products’ performance against leading brands and the testing verified that we outperform the leading brands in odor control in side-by-side consumer testing. Cat Fancy Magazine named our "Litter Deodorizing Concentrate" one of 18 "Best Products of the Year" for 2013, and it won an "Editor's Choice Award" from Pet Product News International.

In April 2013 we added our pet line of products under our “Deodorall” brand, with the intent to distribute our pet products under the Deodorall brand through mass-merchant (non-pet) retailers. We have retained sales representative agencies that specialize in various aspects of the retail market, including pet and mass merchant, to have our products placed at national retailers. We have test marketed a series of label designs and package refinements, and are targeting national and regional retailers to carry our products and/or develop a private label product using our patented formulas.

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

In October 2013 we introduced a new line of odor and moisture control products to the US Government in a pouch and canister design that can be used to solidify liquids or absorb blood and other bodily fluids. We initially plan to target government medical providers, and plan to expand into general industrial applications and first responders markets. We are currently selling into this channel.

 A third party distributor markets “Deodorall Sport” to the sporting goods apparel and equipment industry with an emphasis in the ice hockey industry. We are actively developing new complimentary products and refining our existing products to support this selling channel. Our products are being introduced and sold into retail stores in time for the fall and winter sports seasons.

Our sales in the CHAPP product category to-date are nominal. Product development, sales, and marketing require significant financial resources that we currently do not have. As such, our progress in this area has been slower than we had hoped. As our financial resources permit, we will continue to evaluate and test new products, marketing programs and selling opportunities, as well as strategic alliances to expand and refine our messaging and generate sales. We are actively marketing the technology for licensure to established companies in this industry segment.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

In 2012 we formed a subsidiary Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, with an initial focus on advanced wound care. Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. We believe these benefits, along with reduced product costs as compared with other antimicrobials, give our products a competitive advantage in the marketplace.

In 2012 Clyra entered into a strategic supply agreement with Formulated Solutions, a state-of-the-art FDA registered drug and device manufacturing company in Florida, to conclude development and testing, and apply for FDA 510(k), approval for its first two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success of such applications, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. The product development process has been more time consuming than originally anticipated, and our limited financial resources have impacted our ability to complete the process. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until 2015. In the interim, we will continue to seek licensing partners, secure additional and dedicated capital resources for Clyra, and refine our product roll out, marketing, and distribution plans.

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

On December 17, 2012 we also granted 1,500 shares of Clyra common stock (of an aggregate total 9,000 issued and outstanding) to members of its management team. Additionally, Clyra sold 240 shares of its common stock in a private securities offering. On February 1, 2014, Clyra began a second private offering of its securities to raise capital for its research and development activities.

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

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan system, whereby we jointly purchased the intellectual property associated with the Isan system. In February 2014 we received a deposit of $100,000 towards a worldwide, exclusive license of the Isan System. We have agreed to provide all technical and engineering specifications, three assembled and operating Isan units, all patent and other intellectual property, and other items related to the Isan operations in Australia and New Zealand. In addition to a $100,000 advanced royalty payment, the licensee has agreed to pay 10% of sales as a royalty, $50,000 minimum per quarter beginning in year 3, a patent maintenance fee of $25,000 annually, paid quarterly in arrears. Final documents are being drafted.

Manufacturing

Other than limited or sample runs, we do not presently intend to manufacture products we sell, but rather contract with third parties to do so. We currently work with manufacturers on a contract-for-hire basis, or on a project-by-project basis, with the potential for these manufacturers to create a product supplier relationship for potential licensees of products incorporating our technology. We are currently negotiating with third party material components providers and manufacturers, and equipment manufacturers, for production of our new products.

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

Competition

We believe that our products contain unique characteristics that differentiate them from competing products. But our products face competition from products with similar prices and similar claims. Large well-capitalized companies, such as Johnson & Johnson, BASF Corporation, Dow Chemical Co., E.I. DuPont De Nemours & Co., Chemical and Mining Company of Chile, Inc., Proctor and Gamble Co., Diversey, Inc., EcoLab, Inc., Steris Corp., Chlorox, Reckitt Benckiser GE Water, Trojan UV and Siemens AG, and others, dominate each of their respective markets for disinfecting or sanitizing products. In the medical markets, we compete with companies like Smith & Nephew, 3M, ConvaTec and Derma Sciences. In pet markets, we compete with established companies such as Arm & Hammer and United Pet Group (owner of Nature’s Miracle branded products). Each of these named companies and many other competitors are significantly more capitalized than we are and have many more years of experience in producing and distributing products.

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

In 2012 and 2013, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed two U.S. patent applications, each comprised of multiple individual claims, and received notice of allowance or were granted five patents by the USPTO. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

During 2014 we plan to continue to advance our proof of claims, inventions and patent filings.

We spent $383,549 in 2012 and $742,247 in 2013 on research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

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

•     United States Patent 8,257,749 issued on September 4, 2012, relating to the use of our BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

United States Patent 8,574,610 issued on November 5, 2013, relating to flowable powder compositions, including our cat litter additive.

Pending Patent Applications

●

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

●

PCT Patent Application 2007/07508 (filed March 27, 2007), claiming priority from at least some of the earlier US Patent applications listed above, and expanded the scope of coverage to additional technologies such as packets for dishwashers. This PCT application has been expanded to Canada and certain European countries.

●

US Patent Application 13/116,775 (filed May 26, 2011), relating to the moderation of oil extraction waste environments. We received Notice of Allowance from the USPTO in December 2013, and are awaiting the issuance of this patent.

●

US Patent Application 13/116,816 (filed May 26, 2011), relating to the moderation of animal environments. We received Notice of Allowance from the USPTO in February 2014, and are awaiting the issuance of this patent.

●

US Patent Application 13/475,102 (filed May 18, 2012) relating to our “AOS Filter”, titled “Activated Carbon associated with Alkaline or Alkali Iodide”, in which a contaminated fluid stream is passed through an activated carbon filter. An additional divisional application based on this application was filed in 2013.

●

US Patent Application 13/308,105 (filed November 30, 2011) relating to our “AOS Filter”, titled “Antimicrobial and Antiodor Solutions and Delivery Systems” relating to our liquid antimicrobial solutions, including our gels, sprays and liquids imbedded into wipes and other substrates. We received Notice of Allowance from the USPTO in December 2013, and are awaiting the issuance of this patent.

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

In January 2006, we formed BioLargo Life Technologies, Inc., as a wholly owned subsidiary, to hold our intellectual property. In January 2010, we began operating Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line. In 2012 we formed Clyra Medical Technologies, Inc. to develop and market medical products based on our technology. In 2013, we formed BioLargo Water, Inc., to develop and market our AOS water filter technology. Most recently, we formed a Canadian subsidiary, also BioLargo Water, Inc., as a subsidiary of our US entity BioLargo Water, Inc.

Our offices are located at 3500 W. Garry Avenue, Santa Ana, California 92704. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also archive investor and stockholder communications at www.BioLargoShares.blogspot.com. A number of our products are offered at www.odornomore.com, www.naturesbestsolution.com, and www.deodorallsport.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2013 our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Kenneth R. Code:Chief Science Officer

●	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano also serves as president of our wholly owned subsidiary, Odor-No-More, Inc., which began operations in January 2010. Steven V. Harrison is president of our subsidiary Clyra Medical Technologies, Inc.

Employees

As of December 31, 2013, we employed six full-time employees. We also hire, on an as needed basis, consultants who provide certain specified services to us.

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

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2013 and 2012 was $1,212,252 and $2,032,804, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continue to use cash in 2014 as it becomes available and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

In furtherance of our business plan, we are presently considering a number of opportunities to promote our business, to further develop and broaden, and to license, our technology with third parties. While discussions are underway with respect to such opportunities, there are no definitive agreements in place with respect to any of such opportunities at this time. There can be no assurance that any such opportunities being discussed will result in definitive agreements or, if definitive agreements are entered into, that they will be on terms that are favorable to us.

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

We expect our operating expenses will continue to fluctuate significantly in 2014 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries on or before filing deadlines set forth by theInternational Patent Cooperation Treaty (“PCT”). We therefore choose to file patent applications only in foreign countries where we believe the commercial opportunities require it, considering our available finances and the needs for our technology. This has resulted, and will continue to result, in the irrevocable loss of patent rights in all but a few foreign jurisdictions.

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

Because our shares are deemed “penny stocks”, new rules make it more difficult to remove restrictive legends.

Rules put in place by FINRA require broker-dealers to perform due diligence before depositing unrestricted common shares of penny stocks, and as such, some broker-dealers, including large national firms, are refusing to deposit unrestricted common shares of penny stocks. As such, it may be more difficult for purchases of shares in our private securities offerings to deposit the shares with broker-dealers and sell those shares on the open market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 3500 W. Garry Avenue, Santa Ana, California 92704.

ITEM 3. LEGAL PROCEEDINGS

On February 11, 2013, a lawsuit was filed against us in the Los Angeles Superior Court by Lance Jon Kimmel, an attorney who provided legal advice to us from 2006 through 2009. The lawsuit seeks the recovery of $106,669 in unpaid legal fees. We are vigorously defending this lawsuit.

The Company is party to various other claims, legal actions and complaints arising periodically in the ordinary course of business. In the opinion of management, no such matters will have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2013, there was one such litigation proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”.

The table below represents the quarterly high and low bid prices for our common stock for the last two fiscal years as reported by Yahoo Finance.

	2012		2013
	High	Low	High	Low
First Quarter	$0.39	$0.28	$0.33	$0.24
Second Quarter	$0.49	$0.30	$0.39	$0.25
Third Quarter	$0.39	$0.25	$0.39	$0.22
Fourth Quarter	$0.32	$0.22	$0.27	$0.15

The closing bid price for our common stock on March 28, 2014, was $0.43 per share. As of such date, there were approximately 660 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,561,086	$0.44	3,438,914
Equity compensation plans not approved by security holders (2)	16,398,395	0.39	n/a
Total	24,959,481	$0.40	3,478,914

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

(2)

This includes various issuances to specific individuals either as a conversion of un-paid obligations or as part of their agreement for services. Each issuance is itself a plan and additional detail is available in Note 9 of our financial statements.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 31 2013, we issued 270,900 shares of our common stock, at a conversion price of $0.25 per share, our common stock on the day of issuance, to our Chief Science Officer in lieu of $67,725 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On December 31 2013, we issued 247,204 shares of our common stock, at a conversion price of $0.25 per share, our common stock on the day of issuance, to our President in lieu of $61,801 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. On December 16, 2013 we sold 25 shares of its common stock to one accredited investor and received $25,000 gross and $25,000 net proceeds from the sale.

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015. The Clyra investors will not receive any further warrants to purchase additional BioLargo common stock.

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, on October 10, 2013, pursuant to the terms of our Summer 2013 Offering, one investor purchased 40,000 shares for $10,000.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2013 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2013 and 2012

Revenue

We generated revenue totaling $167,946 during the year ended December 31, 2013, compared with $65,542 during the year ended December 31, 2012. Included in the 2013 revenue is $100,000 in license revenue from the deposit related to the Central Garden transaction. See Note 3 of our financial statements for additional information. In 2013 we generated product revenue totaling $67,946, which consisted primarily of sales of our Odor-No-More branded products, and Deodorall branded products. In 2012 we generated product revenue totaling $65,542, which consisted primarily of sales of our Odor-No-More branded products.

Cost of Goods Sold

Our cost of goods sold during 2013 was $29,656, or 44% of product revenues, as compared with $39,781 in 2012, or 61% of 2012 revenues. Our cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries related to the product development and manufacturing. Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in higher fluctuations. The difference in the percentage of product revenues in 2013 versus 2012 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $2,004,777 for the year ended December 31, 2013, compared to $4,354,414 for the year ended December 31, 2012, a decrease of $2,349,637. The decrease is primarily related to non-cash cash transactions which occurred in 2012 and did not occur in 2013. The largest components of the decrease in selling, general and administrative expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $551,753 for the year ended December 31, 2013, compared to $1,278,765 for the year ended December 31, 2012, a decrease of $727,012. The decrease is primarily attributable to fair value of the common stock issuance and the amortization of the fair value of the options issued to senior executives in 2012 compared to no option issuances in 2013.

b. Consulting Expenses: These expenses were $377,569 for the year ended December 31, 2013, compared to $1,714,493 for the year ended December 31, 2012, a decrease of $1,336,924. The decrease is primarily attributable to the amortization of the fair value of an option issued to a consultant, and the fair value of an extension of an option issued to two consultants, resulting in a non-cash stock option compensation expense in 2012, but no such expense for that option in 2013.

c. Professional Fees: These expenses were $433,322 for the year ended December 31, 2013, compared to $454,487 for the year ended December 31, 2012, a decrease of $21,165. The use of and payment to professionals were consistent between 2013 and 2012.

Research and Development

Research and development expenses were $742,247 for the year ended December 31, 2013, compared to $383,549 for the year ended December 31, 2012, an increase of $358,698. The increase is due to additional product development activities associated with the development of our advanced wound care products, water treatment and oil and gas products.

Interest expense

Interest expense totaled $281,591 for the year ended December 31, 2013, compared to $616,354 for the year ended December 31, 2012, a decrease of $334,763. The decrease is primarily due to a reduction of interest expense related to our Spring 2009 and Spring 2010 offerings which were converted into shares of our common stock in 2012. This was offset by the fair value of the warrants issued in connection with extending the expiration date of our Winter 2012 Warrants.

Net Loss

Net loss for the year ended December 31, 2013 was $2,901,245, a loss of $0.04 per share, compared to a net loss for the year ended December 31, 2012 of $5,333,986, a loss of $0.08 per share. The decrease in net loss for the year ended December 31, 2013 is primarily attributable to the decrease in Selling, General and Administrative expenses, and the reduction of interest expense, partially offset by the increase in research and development expenses.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $92,437 at December 31, 2013. We had negative working capital of $605,961 as of December 31, 2013, compared with negative working capital of $341,589 as of December 31, 2012. We had negative cash flow from operating activities of $1,212,252 for the year ended December 31, 2013, compared to a negative cash flow from operating activities of $2,032,804 for the year ended December 31, 2012. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash. See Note 1 for a discussion of the presentation and preparation of the financial statements on a going concern basis.

Since we continue to be limited in terms of our capital resources, we are continuing to raise investment funds through private securities offerings. During the year ended December 31, 2013, we received gross proceeds of $1,153,500 from our financing activities. (See Note 5 and Note 11). We will be required to raise substantial additional capital to continue our current operations, as well as to meet our liabilities as they become due, if our efforts to commercialize our technology do not generate cash flow in the near future. There can be no assurance that we will be able to do so. If we are unable to do so, and our operations do not generate sufficient cash, we will be compelled to reduce or curtail certain activities to preserve cash, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property. If we were forced to significantly curtail aspects of our operations, there would be a material adverse impact on our future outlook, as well as our current financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2013 and 2012 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for smaller public companies, and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2013.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders, currently scheduled to be held on June 23, 2014 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007(4)
3.2	Certificate of Designations creating Series A Preferred Stock(2)
3.3	Bylaws, as amended and restated(1)
4.1	Form of Convertible Promissory Note issued in the Spring 2008 Offering (10)
4.2	Form of Three-Year Warrant issued in the Spring 2008 Offering (10)
4.3	Form of Warrant to Purchase Common Stock issued to SC Capital Partners, LLC (10)
4.4	Form of Convertible Promissory Note issued in the Fall 2008 Offering (12)
4.5	Form of Three-Year Warrant issued in the Fall 2008 Offering (12)
4.6	Amended Form of Convertible Promissory Note issued in the Spring 2008 Offering (12)
4.7	Amended Form of One-Year Warrant issued in the Spring 2008 Offering (12)
4.8	Amended Form of Three-Year Warrant issued in the Spring 2008 Offering (12)
4.9	Form of Convertible Promissory Note issued in the Spring 2009 Offering (15)
4.10	Form of Three-Year Warrant issued in the Spring 2009 Offering (15)
4.11	Promissory Note (Masteller) (15)
4.12	Form of Convertible Promissory Note issued in the Spring 2010 Offering (16)
4.13	Form of Eighteen Month Warrant issued in the Spring 2010 Offering (16)
4.14	Form of Thirty-Six Month Warrant issued in the Spring 2010 Offering (16)
4.15	Form of Warrant issued in the Fall 2011 Offering (22)
4.16	Form of Warrant issued in the Winter 2012 Offering (22)
4.17	Amendment to January 10, 2008 stock option agreement with consultant (25)
4.18	Amendment to January 10, 2008 stock option agreement with consultant (25)
4.19	Form of Warrant issued in Summer 2012 Offering (24)
4.20	Non-Qualified Stock Option agreement dated April 9, 2012 between the Company and its Chief Financial Officer Charles K. Dargan II. (23)
4.21	Non-Qualified Stock Option agreement dated July 17, 2013 between the Company and its Chief Financial Officer Charles K. Dargan II. (27)

10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert(4)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code(4)
10.3	BioLargo, Inc. 2007 Equity Incentive Plan(5)
10.4	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan (19)
10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano(6)
10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Jeffrey C. Wallace(6)
10.7	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer(6)
10.8†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II(7)
10.9	Consulting Agreement dated as of November 6, 2008 between BioLargo, Inc. and Howard Isaacs (9)
10.10†	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (13)

10.11†	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (17)
10.12	Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (15)
10.13	Amendment No. 1 to Marketing Agreement (Agreement dated as of August 19, 2008 by and among BioLargo, Inc., BioLargo Life Technologies, Inc., and Ioteq IP, Ltd. and Ioteq, Inc.) (14)
10.14	Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.15	Agency Agreement by and between BioLargo, Inc., and Isan USA, Inc. (14)
10.16	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (18)
10.17	Termination Agreement related to Sublicense Agreement by and between BioLargo, Inc., and Isan USA, Inc. (20)
10.16	Consulting Agreement dated as of August 12, 2011 between BioLargo, Inc., and Steven V. Harrison (20)
10.17	Termination Agreement related to Sublicense Agreement by and between Ioteq Inc., a Delaware corporation, and BioLargo, Inc. (21)
10.18†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert (25)
10.19†	Amendment to the April 30, 2007 Employment Agreement between the Company and Kenneth R. Code (25)
10.20	Commercial Lease Agreement (26)
10.21†	Engagement extension agreement with Charles K. Dargan dated July 17, 2013 (27)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
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

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the Form 10-QSB filed by the Company for the three-month period ended March 31, 2005.
(4)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(5)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.

(6)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(8)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on November 12, 2008.
(10)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on February 24, 2009.
(12)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2008
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on March 31, 2010.
(15)	Incorporated herein by reference from the Form 10-Q for the three-month period ended June 30, 2009.
(16)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2009
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.
(19)	Incorporated herein by reference from the Def 14C filed by the Company on May 2, 2011.
(20)	Incorporated herein by reference from the Form 8-K filed by the Company on August 15, 2011.
(21)	Incorporated herein by reference from the Form 8-K filed by the Company on October 5, 2011.
(22)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2012
(23)	Incorporated herein by reference from the Form 8-K filed by the Company on April 10, 2012.
(24)	Incorporated herein by reference from the Form 10-Q for the three-month period ended September 30, 2012.
(25)	Incorporated herein by reference from the Form 8-K filed by the Company on December 31, 2012.
(26)	Incorporated herein by reference from the Form 8-K filed by the Company on May 2, 2013.
(27)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 1, 2014	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief Executive Officer	April 1, 2014
Dennis P. Calvert	and President

/s/ Charles K. Dargan II	Chief Financial Officer	April 1, 2014
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	April 1, 2014
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary	April 1, 2014
Joseph L. Provenzano	and Director

/s/ Gary A. Cox	Director	April 1, 2014
Gary A. Cox

/s/ Dennis E. Marshall	Director	April 1, 2014
Dennis E. Marshall

/s/ Kent C. Roberts III	Director	April 1, 2014
Kent C. Roberts III

/s/John S. Runyan	Director	April 1, 2014
John S. Runyan

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc.

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

HASKELL & WHITE LLP

/s/ HASKELL & WHITE LLP

April 1, 2014

Irvine, California

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2013

	December 31, 2012	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,189	$92,437
Accounts receivable, net of allowance	11,606	3,929
Inventory	53,985	29,830

Total current assets	216,780	126,196

OTHER ASSETS	51,917	40,997

TOTAL ASSETS	$268,697	$167,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,372	$407,157
Note payable	100,000	325,000
Customer deposit	100,000	—
Deferred revenue	18,997	—

Total Current Liabilities	558,369	732,157

TOTAL LIABILITIES	558,369	732,157

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 10, 11 and 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2012 and December 31, 2013.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 70,713,830 and 75,123,014 Shares Issued, at December 31, 2012 and December 31, 2013.	46,897	50,069
Additional Paid-In Capital	72,462,711	74,849,492
Accumulated Deficit	(72,799,280)	(75,327,603)
Noncontrolling interests	—	(136,922)

Total Stockholders’ Equity (Deficit)	(289,672)	(564,964)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$268,697	$167,193

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	2012	2013

Revenue
License fee	$—	$100,000
Product	65,542	67,946
Total revenue	65,542	167,946

Cost of goods sold	39,781	29,656

Gross Margin	25,761	138,290

Costs and expenses
Selling, general and administrative	4,354,414	2,004,777
Research and development	383,549	742,247
Amortization	5,430	10,920

Total costs and expenses	4,743,393	2,757,944

Loss from operations	(4,717,632)	(2,619,654)

Interest expense, net	(616,354)	(281,591)

Net loss	$(5,333,986)	$(2,901,245)
Net loss from our controlling interests	(5,333,986)	(2,528,323)
Net loss from our noncontrolling interests	—	(372,922)

Loss per common share – basic and diluted
Loss per share	$(0.08)	$(0.04)

Weighted average common share equivalents outstanding	63,751,664	72,950,208

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total

BALANCE DECEMBER 31, 2011	59,242,220	$39,737	$65,907,960	$(67,465,294)	$—	$(1,517,597)
Conversion of the Spring 2009 Notes and accrued interest obligation	1,340,820	898	736,553	—	—	737,451
Conversion of the Spring 2010 Notes and accrued interest obligation	964,974	647	522,973	—	—	523,620
Conversion of the Note Payable accrued interest obligation and consideration	147,224	98	41,069	—	—	41,167
Issuance of stock for cash received from Summer 2012 PPM @ $0.35	2,771,671	1,888	968,198	—	—	970,086
Fees paid for Summer 2012 Funds	—	—	(51,500)	—	—	(51,500)
Issuance of stock for cash received from Winter 2012 PPM @ $0.35	3,127,914	2,110	1,092,655	—	—	1,094,765
Fees paid for Winter 2012 Funds	—	—	(54,450)	—	—	(54,450)
Issuance of stock for cash received from Fall 2011 PPM @ $0.35	275,986	187	96,407	—	—	96,594
Issuance of stock for services to officers and BOD	2,117,113	895	584,239	—	—	585,134
Issuance of stock for services to consultants	725,908	437	204,904	—	—	205,341
Stock options to officer and BOD	—	—	1,015,238	—	—	1,015,238
Stock options and warrant to consultants	—	—	1,192,923	—	—	1,192,923
Fair Value of Warrants Issued	—	—	205,542	—	—	205,542
Net loss for the year ended December 31, 2012	—	—	—	(5,333,986)	—	(5,333,986)

BALANCE DECEMBER 31, 2012	70,713,830	46,897	72,462,711	(72,799,280)	—	(289,672)

Issuance of stock for cash received as part of Winter 2013 PPM @ $0.30	2,333,329	1,569	698,431	—	—	700,000
Fees paid for Winter 2013 PPM	—	—	(67,000)	—	—	(67,000)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	260,000	176	64,824	—	—	65,000
Fees paid for Summer 2013 PPM	—	—	(5,500)	—	—	(5,500)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	240,000	240,000
Fees paid for Clyra Winter 2013 PPM	—	—	—	—	(4,000)	(4,000)
Fair value of one-year extension for 2012 Warrant	—	—	247,412	—	—	247,412
Issuance of stock for services to consultants	332,091	432	93,476	—	—	93,988
Issuance of options for accrued and unpaid obligations to vendors	—	—	594,209	—	—	594,209
Issuance of stock for accrued and unpaid obligations to officers	1,483,764	995	418,229	—	—	419,224
Issuance of options to board of directors	—	—	342,700	—	—	342,700
Net loss for the year ended December 31, 2013	—	—	—	(2,528,323)	(372,922)	(2,901,245)

BALANCE DECEMBER 31, 2013	75,123,014	$50,069	$74,849,492	$(75,327,603)	$(136,922)	$(564,964)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2012 AND 2013

	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,333,986)	$(2,901,245)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	509,940	247,412
Non-cash expense related to options issued to officers and board of directors	936,238	342,700
Non-cash expense related to the issuance of stock for services to officers and board of directors	412,448	419,224
Non-cash expense related to options and warrants issued to consultants	1,167,923	544,109
Non-cash expense related to stock issued to consultants	205,341	79,593
Amortization and depreciation expense	5,430	10,920
Increase (decrease) in cash from change in:
Accounts receivable	(1,130)	7,677
Inventory	7,880	24,155
Prepaid expenses	1,346	—
Other assets	(13,145)	—
Accounts payable and accrued expenses	102,423	132,200
Deferred revenue	(33,512)	(18,997)
Customer deposits	—	(100,000)

Net Cash Used In Operating Activities	(2,032,804)	(1,212,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of stock	2,055,495	692,500
Net proceeds from the sale of stock in subsidiary	—	236,000
Proceeds from note payables	—	225,000

Net Cash Provided By Financing Activities	2,055,495	1,153,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,691	(58,752)
CASH AND CASH EQUIVALENTS — BEGINNING	128,498	151,189

CASH AND CASH EQUIVALENTS — ENDING	$151,189	$92,437

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$—
Taxes	$4,347	$2,782

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Fair value of shares of the Company’s common stock issued to:
Officers	$171,791	419,224
Consultants	$205,341	$93,908

Option or warrant issued to purchase shares of the Company’s common stock:
Consultants	$1,192,923	$342,700
Board of Directors and officers	$412,448	$594,209

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Noteholders to shares of the Company’s Common stock:
Conversion of the 2009 Notes	$670,410	$—
Conversion of the 2010 Notes	$438,775	$—
Convertible Noteholders accrued and unpaid interest	$193,369	$—
Conversion of accrued interest related to our Note Payable	$41,167	$—

Fair value of warrants issued:
Issuance of warrants in conjunction with note payable	$6,805	$14,412
Fair value of warrants extended in conjunction with a convertible note offering in 2012 and 2013	$198,737	$233,000

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements for the year ended December 31, 2013, we had a net loss of $2,901,245, we had negative working capital of $605,961, current assets of $126,196, and an accumulated deficit of $75,327,603. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $92,437 at December 31, 2013. We generated revenues of $167,946 in the year ended December 31, 2013, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of December 31, 2013, we had $325,000 principal amount outstanding on our notes payable (see Note 11), and $407,157 of outstanding accounts payable. (See Note 10.)

During the year ended December 31, 2013, we received $928,500 net proceeds from our private securities offerings. (See Note 5.) We also received $225,000 net proceeds from three note payable obligations during the three month period ended December 31, 2013. (See Note 11.)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

We were initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. We operate four subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012, and BioLargo Water, Inc., organized under the laws of the State of California in 2013.

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

The centerpieces of our technology are embodied by our patented and proprietary CupriDyne® and its methods of delivery, the Isan™ system, and our “BioLargo® AOS Filter (“Advanced Oxidation System”). These technologies offer a nearly seamless range of capabilities for the generation, delivery and control of iodine and implementation of iodine in most of its moieties.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As of December 31, 2013, the consolidation includes four subsidiaries, BioLargo Life Technologies, Inc., Odor-No-More, Inc., Clyra Medical Technologies, Inc., and BioLargo Water, Inc.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution. As of December 31, 2013, our cash deposits were less than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, we do not anticipate non-performance.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $5,000 and $3,818 at December 31, 2012 and December 31, 2013, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	December 31, 2012	December 31, 2013
Raw materials	$43,395	$26,080
Finished goods (Note 4)	10,590	3,750
	$53,985	$29,830

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three years. As of December 31, 2012 and 2013, our equipment was fully depreciated.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2012 and 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012 and 2013 we recorded an aggregate $657,479 and $39,200 in selling, general and administrative expense related to options issued pursuant to the 2007 Plan. (See Note 9).

During the years ended December 31, 2012 and 2013 we recorded an aggregate $1,096,412 and $892,309 in selling, general and administrative expense related to options issued outside of the 2007 Plan. (See Note 9).

During the year ended December 31, 2013 we issued 1,483,764 shares of our common stock to our President, Chief Technology Officer and Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $419,224. (See Note 10).

During the year ended December 31, 2012 we issued 1,117,113 shares of our common stock to our President, Chief Technology Officer and Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $335,134. (See Note 10).

During the years ended December 31, 2012 and 2013 we recorded an aggregate $509,940 and $247,412 of interest expense related to the amortization of the discount on convertible notes (see Note 5), for the extension of warrants set to expire, and for the fair value of warrants issued for services (see Note 9).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”). Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments as of December 31, 2012 and 2013 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, accounts payable, convertible notes, and other assets and liabilities.

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

Note 4. Deferred Revenue

Horn Warehouse

Horn (formerly the E.T. Horn Company) has warehoused our product and made it available to us for later sales. Thus, for revenue recognition purposes, prior sales to Horn have been deferred until such time the product is sold to retailers and/or end-users. As of May 15, 2013, Horn no longer provides warehouse services and there is no obligation for us to sell inventory held at Horn.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2013, we recognized revenue of $14,583 previously recorded as deferred revenue. As of December 31, 2013, we had $0 deferred revenue.

Other

As of December 31, 2013, we recognized revenue of $4,414 of deferred revenue upon payment related to a sale of our Deodorall branded sports equipment deodorizing product.

Note 5. Private Securities Offerings

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through December 31, 2013, we sold 260,000 shares of our common stock to three accredited investors and received $65,000 gross and $59,500 net proceeds from the sales.

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

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. Through September 30, 2013, Clyra sold 240 shares of its common stock to four accredited investors and received $240,000 gross and $236,000 net proceeds from the sale.

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015. The Clyra investors will not receive any further warrants to purchase additional BioLargo common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This offering closed in December 2013. (See Note 14, Subsequent Events.)

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

Each purchaser of stock in the Fall 2011 Offering received, for no additional consideration, a stock purchase warrant (the “Fall 2011 Warrant”) entitling the holder to purchase the same number of shares of common stock for $0.50 per share until December 31, 2012. On December 27, 2012, we extended the expiration date of the warrant by one year, to expire December 31, 2013. These warrant expired unexercised (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spring 2010 Offering

Pursuant to a private offering that commenced January 2010 (the “Spring 2010 Offering”) and terminated July 2010, we sold $438,775 of our 10% convertible notes (the “Spring 2010 Notes”), which are due and payable on April 15, 2013, to 18 investors, the principal amount of which is convertible into an aggregate 763,235 shares of our common stock, at $0.575 per share We converted all of the Spring 2010 Offering notholders on December 27, 2012 by the issuance of stock pursuant to the terms of the notes. (See Note 6.)

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

All of these offerings and sales were made in reliance on the exemption from registration contained in Section4(2) of the Securities Exchange Act and/or RegulationD promulgated thereunder as not involving a public offering of securities.

Note 6. Conversion of Notes

As of December 21, 2012 each of our convertible Notes and related accrued and unpaid interest were converted into shares of our common stock at a conversion rate set forth in the respective convertible Note offering. There are no outstanding convertible Notes as of December 31, 2013.

Spring 2010 Notes

On December 27, 2012, our Board elected to convert the $413,775 outstanding principal amount of promissory notes issued in our Spring 2010 Offering, into 720,443 shares of our common stock at the conversion rate set forth in the notes of $0.575 per share. The Spring 2010 notes were set to mature on April 15, 2013. As consideration for the early termination, we paid accrued interest through the April 15, 2013 maturity date, and extended the January 15, 2013 expiration of the Spring 2010 Thirty-Six Month stock purchase warrant by a period of one year, such that the warrants now expire on January 15, 2014.

On February 6, 2012, a holder of a convertible promissory note issued in our Spring 2010 Offering elected to convert the principal balance of $25,000 into 43,478 shares of our common stock, at a conversion rate set forth in the notes of $0.575 per share.

During 2012, interest of $84,845 related to these notes was converted into 201,053 shares.

Spring 2009 Notes

On their June 1, 2012 maturity date, we elected to convert the remaining aggregate principal balance of $670,410 of our Spring 2009 Notes into an aggregate 1,218,927 shares of our common stock at a conversion price of $0.55 per share.

During 2012, interest of $56,041 related to these notes was converted into 101,893 shares.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of Shares	Price Range
Outstanding as of December 31, 2011	5,077,086	$0.125	–	$ 1.00
Issued	6,398,813 (1)		$0.50
Exercised	—		—
Expired	(2,870,871)	$0.75	–	$2.00
Outstanding as of December 31, 2012	8,390,741	$0.125	–	$1.00
Issued	3,503,328	$0.25	–	$0.50
Exercised	—		—
Expired	(1,275,298)	$0.50	–	$1.00
Outstanding as of December 31, 2013	10,618,771	$0.125	–	$1.00

(1)	During 2012, an adjustment was made to the timing of the issuance of warrants to purchase an aggregate 214,287 shares.

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

	2012			2013
Risk free interest rate	0.15%	–	0.57%	0.15%	–	0.78%
Expected volatility	120%	–	489%	112%	–	262%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	0.75	–	5.00	1.00	–	3.00

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

We recorded $509,940 and $247,412 of interest expense related to the amortization of the discount on convertible notes, for the extension of warrants set to expire, and for the fair value of warrants issued for services for the years ended December 31, 2012 and 2013, respectively.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 5), since inception in June 2013 we issued warrants to purchase up to an aggregate 260,000 shares of our common stock to the investors in the Summer 2013 Offering at an exercise price of $0.30 per share. These warrants are set to expire October 15, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Winter 2013 Warrants

 Pursuant to the terms of our Winter 2013 Offering (see Note 5), during 2013 we issued warrants to purchase up to an aggregate 2,333,329 shares of our common stock to the investors in the Winter 2013 Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

Clyra 2012 Warrants

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. We have issued warrants to purchase up to an aggregate 799,999 shares of our common stock to the investors in the Clyra Winter 2012 private securities offering. (See Note 5). The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015.

Summer 2012 Warrants

Pursuant to the terms of our Summer 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 2,771,671 shares of our common stock to the investors in the Offering. On October 23, 2012, we amended the terms of the Summer 2012 Offering by reducing the exercise price from $0.55 to $0.50 per share. These warrants are set to expire on March 31, 2014 and have an exercise price of $0.50 per share.

Winter 2012 Warrants Extension

      Pursuant to the terms of our Winter 2012 Offering (see Note 5), during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. The Winter 2012 warrants were set to expire on June 30, 2013 and have an exercise price of $0.50 per share. On June 30, 2013, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on June 30, 2014. During the nine-month period ended June 30, 2013 we recorded $233,000 of interest expense related to the fair value of the one-year extension for our Winter 2012 Warrants.

Other Warrants

On December 31, 2013, the noteholder of our note payable (see Note 11) agreed to extend the maturity date to January 14, 2015. As consideration for the extension, we issued a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, resulting in a fair value of $14,412 recorded as interest expense upon issuance. The warrant expires on June 15, 2017.

On December 28, 2012, the noteholder of our note payable (see Note 11) agreed to extend the maturity date of the note by a period of one year to December 3, 2013. As consideration for the extension, we issued a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, resulting in a fair value of $6,805 recorded as interest expense. The warrant expires on June 3, 2014.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2012, we issued a warrant to a consultant for services provided to purchase up to an aggregate 250,000 shares of our common stock at an exercise price of $0.40 per share, resulting in a fair value of $67,500, of which $62,100 was recorded as selling, general and administrative expense during the year ended December 31, 2012 and the remaining $5,400 was expensed in 2013. This warrant expires on July 23, 2017.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2012 and December 31, 2013 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2012 and December 31, 2013 there were 70,713,830 and 75,123,014 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2013 is comprised of the following stock issuances: (i) 2,333,329 shares of our common stock issued to purchasers of our Winter 2013 PPM, (ii) 1,483,764 shares of our common stock to our officers as payment for accrued and unpaid salary and unreimbursed expenses, (iii) 332,091 shares as payment to consultants in lieu of accrued and unpaid obligations, (iv) 260,000 shares of our common stock issued to purchasers of our Summer 2013 PPM

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

Stock Based Compensation

Pursuant to the recommendations from our Compensation Committee, on December 28, 2012 we issued 1,000,000 shares of common stock to three of our executive officers for their continued service at $0.25 per share and recorded $250,000 of selling, general and administrative expense upon issuance.

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

On June 17, 2013, we issued an option to purchase 40,000 shares of our common stock to our members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.28 per share, the price of our common stock on the grant date. The fair value of this option totaled $11,200 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012 we issued options pursuant to the terms of the 2007 Plan to third-party consultants and our officers and members of our board of directors, as reflected in the following tables.

Third-party consultants:

2007 Plan		Exercise Price	Stock Price	Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(1)	$0.50	$0.45	257,035	$115,666	$115,666
Pursuant to an agreement	(2)	$0.36	$0.28	200,000	56,000	14,000
Total				457,035	$171,666	$129,666

(1)

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to third parties an option (“Option”) to purchase 257,035shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April 27, 2009, and had an expiration date of April 27, 2012. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.  The fair value of the Option totaled $115,666 and was recorded as selling, general and administrative expense during the year-ended December 31, 2013.

(2)

On July 18, 2012, an option was issued to a consultant, in accordance with the service agreement, to purchase an aggregate 200,000 shares of our common stock.  Of this amount 50,000 vested upon issuance exercisable at $0.50 per share; 50,000 vest January 18, 2013 at an exercise price of $0.75 per share; 50,000 vest July 18, 2013 at an exercise price of $1.00 per share; and the remaining 50,000 vest January 18, 2014 at an exercise price of $1.25 per share.  The share price of our common stock on the date of issuance was $0.28 per share and resulted in a fair value of $56,000, of which $14,000 was recorded as selling, general and administrative expense during the year ended December 31, 2013, and the remaining will be expensed ratably per the vesting schedule. These options expire ten years from the date of issuance, July 18, 2022.

Officers and board of directors:

2007 Plan		Exercise Price			Stock Price			Shares Purchasable	Fair Value	Vested
Conversion of accounts payable	(3)	$0.40	-	$0.55	$0.32	-	$0.45	920,261	$357,457	$357,457
Pursuant to an agreement	(4)	$0.32	-	$0.35	$0.34	-	$0.40	346,667	120,067	120,067
								1,266,928	$341,280	$477,614

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to officers and board members an option (“Option”) to purchase 485,100 shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Options were issued pursuant to the Company’s 2007 Equity Incentive Plan with an exercise price of $0.50 cents a share, an amount which was $0.20 per share above the $0.30 per share closing price of the Company’s common stock on April27, 2009, and had an expiration date of April 27, 2012. The Options issued to Board members Dennis P. Calvert and Kenneth R. Code were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options, the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019. The fair value of the Option totaled $218,295 and was recorded as selling, general and administrative expense.

On July 5, 2012, our independent board members were issued options to purchase an aggregate 435,161 shares of our common stock at $0.36 per share in exchange for a reduction of $104,439 in accrued and unpaid obligations for their services on the board of directors. The share price of our common stock on July 5, 2012 was $0.32 per share. These options are fully vested and expire ten years from the date of issuance, July 5, 2022. The fair value of the options was an aggregate $152,585, resulting in additional $48,146 of selling, general and administrative expense in the year ended December 31, 2013.

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2012 and 2013 is as follows:

	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	7,739,258	4,260,742	$0.23	–	$1.89	0.42
Granted	981,828	(981,828)	$0.34	–	$0.40	0.38
Exercised	—	—		—		—
Expired	(200,000)	200,000		$1.03		—
Balances as of December 31, 2012	8,521,086	4,460,742	$0.25	–	$1.89	0.44
Granted	40,000	(40,000)		$0.28		0.28
Exercised	—	—		—		—
Expired	—	—		—		—
Balances as of December 31, 2013	8,561,086	4,420,742	$0.25	–	$1.89	0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2013.

								Currently Exercisable
Options Outstanding at December 31, 2013	Exercise Price			Weighted Average Remaining Contractual Life	Weighted Average Exercise Price			Number Of Shares December 31, 2013	Weighted Average Exercise Price
200,000		$0.58		1		$0.58		200,000		$0.58
2,116,943	$0.30	-	$0.48	2	$0.30	-	$0.48	2,116,943	$0.30	-	$0.48
525,000	$0.40	-	$1.89	4	$0.40	-	$1.89	525,000	$0.40	-	$1.89
892,135	$0.28	-	$0.99	5	$0.28	-	$0.99	892,135	$0.28	-	$0.99
810,000	$0.31	-	$0.70	6	$0.31	-	$0.70	810,000	$0.31	-	$0.70
1,312,507	$0.22	-	$0.50	7	$0.22	-	$0.50	1,312,507	$0.22	-	$0.50
1,989,340	$0.34	-	$0.51	8	$0.34	-	$0.51	1,989,340	$0.34	-	$0.51
715,161	$0.28	-	$0.40	9	$0.28	-	$0.40	665,161	$0.28	-	$0.40
8,561,086	$0.22	-	$1.89	$6		$0.44		8,511,086		$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options issued Outside of the 2007 Equity Incentive Plan

On December 27, 2013, in an effort to preserve our cash and reduce outstanding payables, pursuant to a plan previously adopted by our Board, we offered to employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at $0.25 cents a share, expiring ten years from the date of issuance, and containing “cashless” exercise provisions (each, an “Option”), or (ii) our common stock at $0.25 per share.

On December 31, 2013, we issued Options to purchase 1,051,350 shares of our common stock at an exercise price of $0.25 per share to certain vendors and consultants, in lieu of $176,813 in accrued and unpaid fees. The fair value of the Options totaled $262,838, resulting in $87,613 of additional selling, general and administrative expenses.

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

On July 17, 2013, our Chief Financial Officer agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been extended annually since inception). The Engagement Extension Agreement dated as of July 17, 2013 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2014 (the “Extended Term”), and is retroactively effective to February 1, 2013. Compensation during the Extended Term consists of the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.30 per share, to expire July 17, 2023, and to vest over the term of the engagement with 125,000 shares vested as of July 17, 2013, and the remaining shares to vest 25,000 monthly, provided that the Engagement Extension Agreement has not been terminated prior to each vesting date.  The fair value of the option totaled $90,000 and through the year ended December 31, 2013 we have recorded $75,000 in selling, general and administrative expenses. The remaining $15,000 will expense ratably in 2014.

On December 27, 2012, we issued options to purchase 635,000 shares of common stock at a strike price of $0.30 cents per share, a 20 percent premium of the closing price of our common stock on the date of issuance, in lieu of $127,000 in accrued and unpaid fees to members of board of directors and an officer for services performed. The fair value of these options totaled $172,000, resulting in an additional $35,000 of selling, general and administrative expense.

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

On December 27, 2012, our Board extended by five years the expiration date of options issued to two consultants in January 2008. Each option entitles the consultant to purchase 1,200,000 shares of our common stock at $0.99 per share, fully vested over a four year period, and was set to expire on January 10, 2013. The Board amended the expiration date such that the options now expire January 10, 2018. The fair value of the extension of these options totaled $600,000 and it was recorded as selling, general and administrative expenses.

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

On April 27, 2009, in an effort to preserve the Company’s cash and reduce outstanding payables, the Board offered to a related party an option (“Option”) to purchase 691,975 shares of our common stock in lieu of cash payment to reduce amounts owed by the Company. The Option was issued to New Millennium, Inc. a Company controlled by Dennis P. Calvert were issued at an exercise price of $0.55 per share. In consideration of the circumstances in which the Options were issued, and the fact that the price of the Company’s common stock was less than the strike price of the Options. On April 27, 2012 the Board extended the expiration date of the Options by a period of seven years, to expire on April 27, 2019.The fair value of the Option totaled $228,352 and was recorded as selling, general and administrative expense.

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison is formerly a member of our Board of Directors. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years and expire 10 years from the issue date. Should Mr. Harrison’s agreement terminate, no further shares will vest. The fair value of this option totaled $304,000 and through the years ended December 31, 2012 and December 31, 2013 we recorded $76,000 as selling, general and administrative expense. The remaining fair value of $126,667 will be expensed ratably through August 31, 2015.

Activity for our stock options issued outside of the 2007 Plan for the years ended December 31, 2012 and 2013 is as follows:

	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2011	11,671,484	$0.25	–	$1.89	$0.43
Granted	1,666,736	$0.30	–	$0.99	$0.41
Exercised	—		—		—
Canceled	—		—		—
Balances as of December 31, 2012	13,338,220	$0.18	–	$1.00	$0.41
Granted	3,060,175	$0.25	–	$0.30	$0.28
Exercised	—		—		—
Canceled	—		—		—
Balances as of December 31, 2013	16,398,395	$0.18	–	$1.00	$0.39

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2013.

				Weighted		Currently Exercisable
Options Outstanding at December 31, 2013	Exercise Price			Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at December 31, 2013	Weighted Average Exercise Price
46,250		$0.30		2	$0.30	46,250	$0.30
7,733,259		$0.18		3	$0.18	7,733,259	$0.18
2,400,000		$0.99		3	$0.99	2,400,000	$0.99
691,975		$0.55		6	$0.55	691,975	$0.55
800,000		$1.00		8	$1.00	483,333	$1.00
168,750		$0.40		9	$0.40	168,750	$0.40
1,497,986		$0.30		9	$0.30	1,497,986	$0.30
3,060,175	$0.25	–	$0.30	10	$0.28	3,060,175	$0.28
16,398,395	$0.18	–	$1.00	9	$0.39	16,081,728	$0.37

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31, 2013:

	2012						2013
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	0.89%	–	1.73%	1.50%	–	2.06%	2.66%	–	3.04%	2.19%
Expected volatility	483%	–	949%	520%	–	951%	928%	–	951%	928%
Expected dividend yield		—			—			—		—
Forfeiture rate		—			—			—		—
Expected life in years	4	–	10	7	-	10		10		10

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2012	December 31, 2013
Accounts payable and accrued expenses	$334,699	$362,194
Accrued interest	—	18,226
Officer and Board of Director Payables	4,673	26,737
Total Accounts Payable and Accrued Expenses	$339,372	$407,157

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries and Board of Director Fees

On December 31 2013, we issued 247,204 shares of our common stock, at a conversion price of $0.25 per share, our common stock on the day of issuance, to our Chief Science Officer in lieu of $67,725 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On December 31 2013, we issued 270,900 shares of our common stock, at a conversion price of $0.25 per share, our common stock on the day of issuance, to our President in lieu of $61,801 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On September 30, 2013, we issued 436,463 shares of our common stock, at a conversion price of $0.30 per share, a 20% premium to the closing price of our common stock on the day of issuance, to our President in lieu of $130,939 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On September 30, 2013, we issued 473,747 shares of our common stock, at a conversion price of $0.30, a 20% premium to the closing price of our common stock on the day of issuance, to our Chief Science Officer in lieu of $142,124 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

On September 30, 2013, we issued 55,450 shares of our common stock, at a conversion price of $0.30, a 20% premium to the closing price of our common stock on the day of issuance, to our corporate Secretary and Vice President of Operations in lieu of $16,635 in accrued and unpaid payables for his services. The stock issued is restricted from sale until the earlier of the termination of the executive’s employment, or the filing of a report of a “change in control” on Form 8-K.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All of these offerings and sales were made in reliance on the exemption from registration contained in Section4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

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

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or RegulationD promulgated thereunder as not involving a public offering of securities.

Accrued Interest

During the years ended December 31, 2012 and 2013, we recorded $106,649 and $33,973 of interest expense related to the convertible note and not payable obligations, respectively.

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

Issuance of Stock Options in exchange for payment of payables

During 2013, we issued options to purchase an aggregate 2,760,175 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $518,578. (See Note 9.)

During 2012, we issued options to purchase an aggregate 2,101,897 shares of our common stock in exchange for the settlement of accrued and unpaid obligations totaling $449,036. (See Note 9.)

Note 11. Note Payables

On June 8, 2010, we received $100,000 and issued a promissory note with an initial maturity date of December 3, 2010, which accrues interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013. (See Note 7.) The maturity date of the note was extended to December 3, 2011, to December 3, 2012, and again to January 14, 2015. (See Note 14, Subsequent Events.)

On December 28, 2012, the note holder agreed to extend the maturity date of the note by a period of one year to December 31, 2013. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, exercisable until June 3, 2014. The fair value of this warrant totaled $6,805 and was recorded as interest expense. (See Note 7.)

On December 31, 2013, the note holder agreed to extend the maturity date of the note January 14, 2015. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, exercisable until January 14, 2017. The fair value of this warrant totaled $14,412 and was recorded as interest expense. (See Note 7.)

On November 19, 2013, we received $50,000 pursuant to a line of credit whereby we have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2015, which accrues interest at a rate of 24%. We incurred an additional $4,000 in fees upon executing the line of credit, which was recorded as interest expense during the year ended December 31, 2013.

On November 15, 2013, we received $100,000 and issued a promissory note with a maturity date of November 30, 2014, which accrues interest at a rate of 10%. (See Note 14, Subsequent Events.)

On October 28, 2013, we received $75,000 and issued a promissory note with a maturity date of October 31, 2014, which accrues interest at a rate of 10%. (See Note 14, Subsequent Events.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California.

At December 31, 2013 we had federal and California tax net operating loss carry-forwards of approximately $38 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2013, our U.S. Federal and California State income tax returns related to the years 2010-2013 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

Note 13. Noncontrolling Interest

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

Clyra has also raised $236,000 in net proceeds through issuing 240 shares of its common stock during the year ended December 31, 2013. (see Note 5, “Private Securities Offerings”). The holdings of the executive officers and investors represent18.8% of the issued and outstanding stock of the company.

For the year ended December 31, 2013, there have been no revenues and the financial impact of Clyra’s operations resulted in a net loss of $372,922.

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Summer 2013 Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013 and subsequent to December 31, 2013 we sold 1,516,663 shares of our common stock to nine accredited investors and received $455,000 gross proceeds from the sales.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clyra Offering

On February 1, 2014, Clyra began a private offering of its common stock, at $1,000 per share. On March 14, 2014, Clyra received $50,000 in proceeds from a private offering for its stock, at $1,000 per share.

ISAN license agreement

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan system, whereby we jointly purchased the intellectual property associated with the Isan system. In February 2014 we received a deposit of $100,000 towards a worldwide, exclusive license of the Isan System. We have agreed to provide all technical and engineering specifications, three assembled and operating Isan units, all patent and other intellectual property, and other items related to the Isan operations in Australia and New Zealand. In addition to a $100,000 advanced royalty payment, the licensee has agreed to pay 10% of sales as a royalty, $50,000 minimum per quarter beginning in year 3, a patent maintenance fee of $25,000 annually, paid quarterly in arrears. Final documents are being drafted.

Formation of Canadian Subsidiary

On January 10, 2014, we formed a wholly-owned Canadian subsidiary, BioLargo Water, Inc., to pursue our efforts to establish a pilot project in association with the University of Alberta.

Issuance of Common Stock in exchange for payment of payables

On March 31, 2014, we paid $92,197 in accounts payable to board members, vendors, and consultants, for bona fide services provided, pursuant to our “accounts payable” conversion plan adopted by our Board of Directors, by the issuance of 226,972 shares of our common stock.

Issuance of Stock Options in exchange for payment of payables

On March 31, 2014, we issued Options to purchase 235,467 shares of our common stock at an exercise price of $0.43 per share to certain vendors and consultants, in lieu of $67,500 in accrued and unpaid fees, pursuant to our an “accounts payable” conversion plan adopted by our Board of Directors.

Issuance of Common Stock in exchange for payment of Note Payables

On March 26, 2014, we paid $275,000 in Note Payables (see Note 9), by the issuance of 1,360,000 shares of our common stock.