Form 10-Q
period 2014-03-31
BIOLARGO, INC.
filed 2014-05-15
CIK 880242

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2014 was 79,838,488 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND MARCH 31, 2014

	December 31, 2013	March 31, 2014 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,437	$363,373
Accounts receivable, net of allowance	3,929	4,387
Prepaid assets	—	45,000
Inventory	29,830	33,699

Total current assets	126,196	446,459

OTHER ASSETS, net of amortization	40,997	38,267

TOTAL ASSETS	$167,193	$484,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,157	$358,652
Note payable	325,000	50,000
Customer deposit	—	100,000
Total Current Liabilities	732,157	508,652

TOTAL LIABILITIES	732,157	508,652

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2013 and March 31, 2014.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 75,123,014 and 79,838,488 Shares Issued and Outstanding, at December 31, 2013 and March 31, 2014.	50,069	53,233
Additional Paid-In Capital	74,849,492	76,410,436
Noncontrolling interest	(136,922)	(140,606)

Accumulated Deficit	(75,327,603)	(76,346,989)

Total Stockholders’ Equity (Deficit)	(564,964)	(23,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$167,193	$484,726

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2014

	For the three-month periods ended March 31,
	2013	2014

Revenue	$14,363	$9,287
Cost of goods sold	6,198	2,530

Gross Margin	8,165	6,757

Costs and expenses
Selling, general and administrative	529,069	607,366
Research and development	119,163	163,605
Amortization and depreciation	2,730	2,730

Total costs and expenses	650,962	773,701

Loss from operations	(642,797)	(766,944)

Interest expense	(2,500)	(306,126)

Net loss	$(645,297)	$(1,073,070)

Net loss from our controlling interests	—	(1,019,386)
Net loss from our noncontrolling interests	—	(53,684)
Loss per per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common share equivalents outstanding	71,357,532	76,409,578

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total

BALANCE DECEMBER 31, 2013	75,123,014	$50,069	$74,849,492	$(75,327,603)	(136,922)	$(564,964)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	3,110,000	2,088	775,412	—	—	777,500
Fees for Summer 2013 PPM	—	—	(47,100)	—	—	(47,100)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	50,000	50,000
Issuance of stock to convert Note Payables and related accrued interest	1,360,000	991	583,889	—	—	584,800
Issuance of stock for services to consultants	161,980	109	56,186	—	—	56,295
Issuance of options to purchase common stock for services to consultants	—	—	66,750	—	—	66,750
Issuance of stock for accrued and unpaid obligations to officers	83,494	56	35,846	—	—	35,902
Issuance of options to purchase common stock for services to board of directors & officers	—	—	89,961	—	—	89,961
Net loss for the three-month period ended March 31, 2014	—	—	—	(1,019,386)	(53,684)	(1,073,070)

BALANCE MARCH 31, 2014	79,838,488	$53,233	$76,410,436	$(76,346,989)	(140,606)	$(23,926)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2014

(unaudited)

	For the three-month periods ended March 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(645,297)	$(1,073,070)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash expense related to options issued to our board of directors	—	89,961
Non-cash expense related to stock issued to an officer	—	10,720
Non-cash expense related to options issued to consultants	38,400	66,750
Non-cash expense related to stock issued to consultants	—	48,225
Non-cash expense related to stock issued for interest related to the conversion of our Note Payables	—	291,574
Amortization expense	2,730	2,730
Increase (decrease) in cash from change in:
Accounts receivable	3,166	(458)
Inventory	1,927	(3,869)
Prepaid expenses	—	(45,000)
Customer deposits	—	100,000
Accounts payable and accrued expenses	144,073	(44,127)
Deferred revenue	(10,229)	—

Net Cash Used In Operating Activities	(465,230)	(556,564)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	405,000	827,500

Net Cash Provided By Financing Activities	405,000	827,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,230	270,936
CASH AND CASH EQUIVALENTS — BEGINNING	151,189	92,437

CASH AND CASH EQUIVALENTS — ENDING	$90,959	$363,373

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$—
Taxes	$—	$400

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of common stock:
Consultant obligations	$10,530	$56,295
Officer	$—	$35,902

Option issued to purchase shares of common stock:
Consultant obligations	$—	$33,750
Board of directors obligations	$—	$67,461

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of Note Payable holders’ and related accrued interest to shares of our common stock:	$—	$584,800
Fees for Summer 2013 Private Securities Offering	—	47,100

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,073,070 for the three-month period ended March 31, 2014, and at March 31, 2014, we had negative working capital of $62,193, current assets of $446,459, and an accumulated stockholders’ deficit of $76,346,989. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $363,373 at March 31, 2014. We generated revenues of $9,287 in the three-month period ended March 31, 2014, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2014, we had $50,000 principal amount outstanding on a note payable (see Note 10), and $358,652 of outstanding accounts payable. (See Note 9.)

During the three-month period ended March 31, 2014, we received $827,500 gross proceeds pursuant to our private securities offerings of BioLargo and Clyra. (See Note 4.)

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2014.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.   Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2013	March 31, 2014
Raw materials	$26,080	$29,949
Finished goods (see Note 4)	3,750	3,750
Total inventory	$29,830	$33,699

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the three-month periods ended March 31, 2013 and 2014 we recorded amortization expense totaling $2,730 and $2,730, respectively.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. No impairment has been recorded for the period ended March 31, 2014.

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

During the three-month periods ended March 31, 2013 and 2014 we recorded an aggregate $19,400 and $0 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

During the three-month periods ended March 31, 2013 and 2014 we recorded an aggregate $19,000 and $156,711 in selling general and administrative expense related to options issued outside of the 2007 Plan.

During the three-month period ended March 31, 2014 we issued an aggregate 83,493 shares of our common stock to our Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $35,902. (See Note 9).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three-month periods ended March 31, 2013 and 2014 we issued an aggregate 42,092 and 161,980 shares of our common stock to third party vendors in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $10,530 and $56,295, respectively. (See Note 9).

During the three-month period ended March 31, 2014 we issued an aggregate 3,110,000 shares of our common stock and received $777,500 as part of our Summer 2013 PPM. (See Note 4).

During the three-month period ended March 31, 2014 we issued an aggregate 50 shares of Clyra common stock and received $50,000 as part of our Clyra Spring 2014 PPM. (See Note 4).

On March 28, 2014, we issued an aggregate 1,360,000 shares of our common stock to note payable holders in lieu of the note payable principal balance and related accrued interest. (See Note 5).

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-month periods ended March 31, 2013 and 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.   Private Securities Offerings

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 23 accredited investors and received $842,500 gross and $837,000 net cash proceeds from the sales. In addition, we received a subscription agreement for $20,000 through an individual retirement account, the funds for which had not been received by March 31, 2014. Of the aggregate 3,370,000 shares sold in the offering, for the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock and received $777,500 gross proceeds from the sales. Fees related to this offering consisted of $5,500 cash payments, and an additional $47,100 in fees are due in shares of our common stock.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.30 per share, will expire on December 31, 2016, and is subject to a call provision in the event BioLargo’s common stock price reaches $0.60 per share over a period of 40 days.

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. On March 14, 2014, Clyra sold 50 shares of its common stock to one accredited investor and received $50,000 gross and net proceeds from the sale.

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

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. The offering ended December 31, 2013 and Clyra sold an aggregate 240 shares of its common stock to four accredited investors and received $240,000 gross and $236,000 net proceeds from the sale.

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

Note 5.   Conversion of Notes

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, as payment for $275,000 of Note Payable and $65,000 of accrued and unpaid interest expense. Our stock price on the date of issuance was $0.43 per share, resulting in an additional fair value of $244,800 which was recorded as interest expense. The Note Payables included in this conversion, dated June 8, 2010, October 28, 2013, and November 15, 2013, are discussed immediately below.

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

On December 31, 2013, the note holder agreed to extend the maturity date of the note January 14, 2015. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, exercisable until January 14, 2017. The fair value of this warrant totaled $14,412 and was recorded as interest expense. (See Note 6.)

On November 15, 2013, we received $100,000 and issued a promissory note with a maturity date of November 30, 2014, which accrues interest at a rate of 10%.

On October 28, 2013, we received $75,000 and issued a promissory note with a maturity date of October 31, 2014, which accrues interest at a rate of 10%.

For the three-month period ended March 31, 2013 and 2014 we recorded interest expense of $2,500 and $58,088, respectively related to these converted notes.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	0.125	–	1.00
Issued	1,366,664		$0.55
Exercised	—		$—
Expired	(1,225,898)		$1.00

Outstanding as of March 31, 2013	8,531,507	0.125	–	1.00

	Number of Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	0.125	–	1.00
Issued	3,276,667		$0.30
Exercised	—		$—
Expired	(3,506,306)	0.5	–	1.00

Outstanding as of March 31, 2014	10,389,132	0.125	–	1.00

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	2013	2014
Risk free interest rate	—%	.11%
Expected volatility	—%	171%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	2.5	.5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

No warrants were issued in conjunction with debt or as compensation during the three-month period ended March 31, 2013 and 2014, as such there is no corresponding expense related to the warrants issued.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), since inception in June 2013 through its termination on March 31, 2014, we issued warrants to purchase up to an aggregate 3,370,000 shares of our common stock to the investors in the Summer 2013 Offering at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,110,000 shares of our common stock during the three-month period ended March 31, 2014. These warrants are set to expire October 15, 2015.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the three-month period ended March 31, 2014, we issued warrants to purchase up to an aggregate 166,667 shares of our common stock to the investors in the Clyra 2014 Spring Offering at an exercise price of $0.55. These warrants are set to expire July 30, 2015.

Clyra 2012 Warrants

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. We have issued warrants to purchase up to an aggregate 799,999 shares of our common stock to the investors in the Clyra Winter 2012 private securities offering. (See Note 4). The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015.

Winter 2013 Warrants

Pursuant to the terms of our Winter 2013 Offering (see Note 4), during the three-month period ended March 31, 2013, we issued warrants to purchase up to an aggregate 1,366,664 shares of our common stock to the investors in the Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.   Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2013 and March 31, 2014 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2013 and March 31, 2014 there were 75,123,014 and 79,838,488 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2014 is comprised of the following stock issuances: (i) 3,110,000 shares of our common stock issued to investors in our Summer 2013 Offering, (ii) 1,360,000 shares as of our common stock to convert Note Payables, (iii) 161,980 shares of our common stock to third-party vendors for services performed, and (iv) 83,494 shares of our common stock to officers in payment to consultants in lieu of accrued and unpaid obligations.

Note 8.   Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

There were no options issued as part of the 2007 Equity Incentive Plan.

Activity for our stock options under the 2007 Plan for the three-month periods ended March 31, 2013 and 2014 is as follows:

As of March 31, 2013:	Options Outstanding	Shares Available	Exercise Price per share			Weighted Average Price per share
Balances as of December 31, 2012	8,521,086	4,460,742	$0.23	–	1.89	$0.44
Granted	—	—		—		—
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of March 31, 2013	8,521,086	4,460,742	$0.23	–	1.89	$0.44

As of March 31, 2014:	Options Outstanding	Shares Available	Exercise Price per share			Weighted Average Price per share
Balances as of December 31, 2013	8,561,086	4,420,742	$0.23	–	1.89	$0.44
Granted	—	—		—		—
Exercised	—	—		—		—
Canceled	—	—		—		—
Balances as of March 31, 2014	8,561,086	4,420,742	$0.23	–	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the three-month periods ended March 31, 2013 and 2014 we recorded an aggregate $19,000 and $156,711 in selling general and administrative expense related to options issued outside of the 2007 Plan.

On March 31, 2014, we issued Options to purchase 156,888 shares of our common stock at an exercise price of $0.43 per share to our board of directors, in lieu of $45,000 in accrued and unpaid fees. The fair value of the Options totaled $67,461, resulting in $22,461 of additional selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 31, 2014, we issued Options to purchase 78,488 shares of our common stock at an exercise price of $0.43 per share to a vendor, in lieu of $22,500 in accrued and unpaid fees. The fair value of the Options totaled $33,750, resulting in $11,250 of additional selling, general and administrative expenses.

Activity of our stock options issued outside of the 2007 Plan for the three-month periods ended March 31, 2013 and 2014 is as follows:

As of March 31, 2013:	Options Outstanding	Exercise Price per share			Weighted Average Price per share
Balances as of December 31, 2012	13,338,220	$0.18	–	1.00	$0.41
Granted	—		—		—
Exercised	—		—		—
Canceled	—		—		—
Balances as of March 31, 2013	13,338,220	$0.18	–	1.00	$0.41

As of March 31, 2014:	Options Outstanding	Exercise Price per share			Weighted Average Price per share
Balances as of December 31, 2013	16,398,395	$0.18	–	1.00	$0.39
Granted	235,376		$0.43		$0.43
Exercised	—		—		—
Canceled	—		—		—
Balances as of March 31, 2014	16,633,771	$0.18	–	1.00	$0.39

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

	2013		2014
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	—	—	2.73%	—
Expected volatility	—	—	935%	—
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	—	—	7	—

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

Note 9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2013	March 31, 2014
Accounts payable and accrued expenses	$362,194	$320,841
Accrued interest	18,226	8,716
Officer and Board of Director Payables	26,737	29,095
Total Accounts Payable and Accrued Expenses	$407,157	$358,652

Payment of Consultant Fees

On January 4, 2013, we issued an aggregate 42,092 shares of our common stock, at a conversion price of $0.25, as payment for $10,530 of selling, general and administrative expense.

During the three month period, 2014 we issued an aggregate 73,444 shares of our common stock to two vendors and per the terms of the agreement, at an average conversion price of $0.25, as payment for services totaling $18,225.

On March 28, 2014 we issued an aggregate 88,537 shares of our common stock to two vendors, at a conversion price of $0.43, as payment for services totaling $38,070.

See also Note 8 for information on options issued to consultants and board of directors in lieu of accounts payable obligations.

Payment of Officer Salary

On March 28, 2014 we issued an aggregate 83,493 shares of our common stock to our Secretary, at a conversion price of $0.43, as payment for accrued and unpaid compensation totaling $35,902.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 10.   Notes Payable

On November 19, 2013, we received $50,000 pursuant to a line of credit whereby we have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2015, which accrues interest at a rate of 24%.

For the three-month period ended March 31, 2013 and 2014 we recorded interest expense of $0 and $3,240, respectively.

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

Clyra has raised $236,000 in proceeds through issuing 240 shares of its common stock during the year ended December 31, 2013 and raised an additional $50,000 in proceeds through issuing 50 shares of its common stock during the three-month period ended March 31, 2014. See Note 4. The holdings of the executive officers and investors represent 19.3% of the issued and outstanding stock of the company.

From inception, there have been no revenues and the financial impact of Clyra’s operations for the three-month period ended March 31, 2014, resulted in a net loss of $53,684. The financial impact of Clyra’s operations for the three-month period ended March 31, 2013 were de minimus as it relates to our noncontrolling interest.

Note 13.   Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

On May 7, 2014, an investor in the Summer 2013 Offering (see Note 4) exercised his rights under the stock purchase warrant and purchased 200,000 shares for $0.30 a share.

On May 7, 2014, our subsidiary Clyra received a $50,000 investment in its private securities offering, and issued 50 shares of its common stock, and a warrant to purchase an additional 50 shares.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2014, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, and Odor-No-More, Inc., a California corporation, BioLargo Water, Inc. of California and its subsidiary BioLargo Water, Inc. of Canada, and its partially owned subsidiary Clyra Medical Technologies, Inc.

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

Water Treatment

We have developed and are further refining a technology for water treatment called the BioLargo AOS Filter, an advanced oxidation system, which we believe represents a technical breakthrough in water purification. While we expect our patent-protected technology will impact a number of major water industry segments, our initial focus is in processed water from oil operations, including the Canadian Athabasca Oil Sands.

The proof-of-claim work recently completed at the University of Alberta verifies that our AOS technology can be highly effective in addressing the issues of oil sands processed water. We have been able to show performance results (dismantling contaminants from a flow of water) at an efficiency level that has never before been seen commercially.

As a result of the validation and support expressed for the project by the University of Alberta, researchers and funding agencies, a new $5+ million pilot study is scheduled to begin in 2014. The University is tasked to engineer the solution to work on the large scale required for these tailing ponds in preparation for commercialization. The lead researcher from the University, Mohamed Gamal El-Din, Ph.D., P.E., will lead the pilot study. We are working with the Dr. Gamal El-Din on funding from government and private sources. We expect to execute a formal research contract for the pilot project in the near future. Bench-scale pilot testing of the AOS Filter will continue while documents and funding are finalized. In the first quarter of 2014, we formed a Canadian entity as a subsidiary of our U.S. based BioLargo Water, Inc. subsidiary. Our Canadian subsidiary opened an office on the University of Alberta campus, and appointed Richard Smith, Ph.D., to serve as President. Dr. Smith received an MSc in Veterinary Microbiology and a PhD in Viral Immunopathology from the University of Saskatchewan and he completed a postdoctoral fellowship in the Department of Medical Microbiology and Immunology at the University of Alberta. Dr. Smith has over 10 years of experience in the industry working with several Biotech Companies in Alberta, including ChemBioMed and VirRexx. In 2003, Dr. Smith joined the University of Alberta as Coordinator, Research Development & Industry Relations for the Department of Agricultural, Food and Nutritional Science (AFNS) where he assisted academics with research development and program funding. Dr. Smith was actively involved with the many facets of major grants, including NSERC, CRC and CFI applications.

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

Results of Operations—Comparison of the three-month periods ended March 31, 2014 and 2013

Revenue

We generated $9,287 in revenues during the three-month period ended March 31, 2014, and $14,363 in revenues during the three-month period ended March 31, 2013. Our revenue in the three-month period ended March 31, 2014, consisted primarily of sales to the US Military. The revenue for the three-month period ended March 31, 2013, consisted primarily of sales of our Odor-No-More branded products and Deodorall branded sports equipment.

Cost of Goods Sold

Our cost of goods sold was $2,530 or 27% of revenues for the three-month period ended March 31, 2014, as compared with $6,198, or 43% of revenues for the three-month period ended March 31, 2013. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products. Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $607,366 for the three-month period ended March 31, 2014, compared to $529,069 for the three-month period ended March 31, 2013, an increase of $78,297. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $144,324 for the three-month period ended March 31, 2014, compared to $115,620 for the three-month period ended March 31, 2013, an increase of $28,704 due to the fair value of the vested options in 2014 and no such expense in 2013.

b. Consulting Expenses: These expenses were $140,411 for the three-month period ended March 31, 2014, compared to $191,131 for the three-month period ended March 31, 2013, a decrease of $50,720. The decrease is primarily attributable to a reduced amount of consultants used in March 31, 2014 versus 2013.

c. Professional Fees: These expenses were $89,282 for the three-month period ended March 31, 2014, compared to $75,325 for the three-month period ended March 31, 2013, an increase of $13,957. This increase is consistent with our usage of professionals for accounting and legal costs associated with our operations.

Research and Development

Research and development expenses were $163,605 for the three-month period ended March 31, 2014, compared to $119,163 for the three-month period ended March 31, 2013, an increase of $44,442. The increase is related to product research and product development and testing related to our increased development of the AOS filter in our water business.

Interest expense

Interest expense totaled $306,126 for the three-month period ended March 31, 2014, compared to $2,500 for the three-month period ended March 31, 2013, an increase of $303,624. The increase is primarily due to the additional expense recorded related to the conversion of our Note Payables.

Net Loss

Net loss for the three-month period ended March 31, 2014 was $1,073,070, a loss of $0.01 per share, compared to a net loss for the three-month period ended March 31, 2013 of $645,297, a loss of $0.01 per share. The increase is primarily due to the additional expense related to the conversion of our notes payable and accrued interest, additional expense related to options issued to consultants and an increase in research and development expense.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $363,373 at March 31, 2014. We had negative working capital of $62,193 as of March 31, 2014, compared with negative working capital of $530,226 as of March 31, 2013. We had negative cash flow from operating activities of $556,564 for the three-month period ended March 31, 2014, compared to a negative cash flow from operating activities of $465,230 for the three-month period ended March 31, 2013. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,073,070 for the three-month period ended March 31, 2014, and an accumulated stockholders’ deficit of $76,346,989 as of March 31, 2014. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2014, we had $50,000 principal amount outstanding on a note payable (see Note 10), and $358,652 of outstanding accounts payable. (See Note 9.)

During the three-month period ended March 31, 2014, we received an aggregate $827,500 net proceeds pursuant to our private securities offerings for BioLargo and Clyra. (See Note 4.)

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

Conclusion of “Summer 2013” Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 17 accredited investors and received $842,500 gross and $837,000 net cash proceeds from the sales. In addition, we received a subscription agreement for $20,000 through an individual retirement account, the funds for which had not been received by March 31, 2014. For the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock to 15 accredited investors and received $777,500 gross proceeds from the sales. Fees related to this offering consisted of $5,500 cash payments, and an additional $47,100 in fees are due in shares of our common stock.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.30 per share, will expire on December 31, 2016, and is subject to a call provision in the event BioLargo’s common stock price reaches $0.60 per share over a period of 40 days.

Stock Issued for Services

During the three-month period ended March 31, 2014 we issued an aggregate 83,493 shares of our common stock to our Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $35,902.

During the three-month period ended March 31, 2013 and 2014 we issued an aggregate 42,092 and 161,980 shares of our common stock to third party vendors in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $10,530 and $56,295, respectively.

Stock Issued as Payment for Promissory Notes

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, as payment for $275,000 of Note Payable and $65,000 of accrued and unpaid interest expense. Our stock price on the date of issuance was $0.43 per share, resulting in an additional fair value of $244,800 which was recorded as interest expense. The Note Payables included in this conversion are noted below.

Clyra Offering

On February 1, 2014, Clyra began a private offering of its common stock, at $1,000 per share. On March 14, 2014, Clyra received $50,000 in gross and net proceeds from a private offering for its stock, at $1,000 per share.

Issuance of Common Stock in exchange for payment of payables

On March 31, 2014, we paid $92,197 in accounts payable to board members, vendors, and consultants, for bona fide services provided, pursuant to our “accounts payable” conversion plan adopted by our Board of Directors, by the issuance of 245,747 shares of our common stock.

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

Date: May 14, 2014	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 14, 2014	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith