Form 10-Q
period 2014-06-30
BIOLARGO, INC.
filed 2014-08-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2014 was 80,959,722 shares.

BIOLARGO, INC.

FORM 10-Q

Exhibit Index

Exhibit No.	Description of Exhibit

4.1	Option to purchase common stock issued to Charles K. Dargan dated June 23, 2014 (1)

4.2*	Form of Warrant to Purchase Common stock issued to investors in Summer 2014 Private Securities Offering

10.01†	Engagement Extension Agreement dated as of June 23, 2014 between BioLargo, Inc. and Charles K. Dargan, II. (1)
10.2*	License Agreement
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement
* Filed herewith
** Furnished herewith
(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND JUNE 30, 2014

	December 31, 2013	June 30, 2014 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,437	$318,318
Accounts receivable, net of allowance	3,929	2,902
Inventory	29,830	24,730
Prepaid expense	—	45,000
Total current assets	126,196	390,950

OTHER ASSETS, net of amortization	40,997	35,537

TOTAL ASSETS	$167,193	$426,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,157	$331,281
Note payable	325,000	50,000
Customer deposit	—	100,000
Total current liabilities	732,157	481,281

TOTAL LIABILITIES	732,157	481,281

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2013 and June 30, 2014.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 75,123,014 and 80,903,402 Shares Issued, at December 31, 2013 and June 30, 2014.	50,069	53,945
Additional Paid-In Capital	74,849,492	77,280,798
Accumulated Deficit	(75,327,603)	(77,448,410)
Non-controlling interest	(136,922)	58,873
Total Stockholders’ Equity (Deficit)	(564,964)	(54,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$167,193	$426,487

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2014

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
License revenue	$100,000	$—	$100,000	$—
Product revenue	19,983	21,086	34,346	30,373
Total revenue	119,983	21,086	134,346	30,373

Cost of goods sold	8,984	8,933	15,182	11,463

Gross (loss) margin	110,999	12,153	119,164	18,910

Costs and expenses
Selling, general and administrative	475,273	948,663	934,910	1,556,029
Research and development	147,112	129,376	335,707	292,981
Amortization and depreciation	2,730	2,730	5,460	5,460

Total costs and expenses	625,115	1,080,769	1,276,077	1,854,470

Loss from operations	(514,116)	(1,068,616)	(1,156,913)	(1,835,560)

Interest expense, net	(235,528)	(3,326)	(238,028)	(309,452)

Net loss	$(749,644)	$(1,071,942)	$(1,394,941)	$(2,145,012)
Net loss (non-controlling interests)	$(210,822)	$(14,122)	$(210,822)	$(24,205)
Net loss (controlling interests)	$(538,822)	$(1,057,820)	$(1,184,119)	$(2,120,807)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common share equivalents outstanding	72,633,696	76,693,189	72,020,069	78,275,663

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2014

(unaudited)

	Common Stock
	Number of	Par Value	Additional Paid-In	Accumulated	Non-controlling
	Shares	$.00067	Capital	Deficit	Interest	Total
BALANCE DECEMBER 31, 2013	75,123,014	$50,069	$74,849,492	$(75,327,603)	$(136,922)	$(564,964)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	3,248,400	2,180	775,320	—	—	777,500

Fees paid for Summer 2013 PPM	—	—	(12,500)	—	—	(12,500)
Issuance of stock to convert Note Payables and related accrued interest	1,360,000	911	583,889	—	—	584,800
Cash received from Clyra Spring 2014 PPM	—	—	—	—	220,000	220,000
Issuance of stock for cash received from Winter 2012 Warrant	374,288	250	186,894	—	—	187,144
Issuance of stock for cash received from Summer 2013 Warrant	200,000	134	59,866	—	—	60,000
Issuance of stock for services to consultants	313,209	210	229,047	—	—	229,257
Issuance of options for services to consultants	—	—	188,463	—	—	188,463
Issuance of stock for accrued and unpaid obligations to officers	284,491	191	166,416	—	—	166,607
Issuance of options for services and unpaid obligations to board of directors	—	—	253,911	—	—	253,911
Net loss for the six-month period ended June 30, 2014	—	—	—	(2,120,807)	(24,205)	(2,145,012)

BALANCE JUNE 30, 2014	80,903,402	$53,945	$77,280,798	$(77,448,410)	58,873	$(54,794)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2014

(unaudited)

	For the six-month periods ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,394,941)	$(2,145,012)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	233,000	—
Non-cash expense related to options issued to board of directors	41,200	253,911
Non-cash expense related to common stock issued to officers in exchange for unpaid obligations	—	141,425
Non-cash expense related to options and warrants issued to vendors	57,400	188,463
Non-cash expense related to common stock issued to consultants	15,000	221,187
Non-cash expense related to common stock issued to convert interest related to our convertible notes	—	291,574
Amortization and depreciation expense	5,460	5,460
Increase (decrease) in cash from change in:
Accounts receivable	(3,324)	1,027
Inventory	13,037	5,100
Prepaid expenses	3,575	(45,000)
Customer deposit	—	100,000
Other assets	(100,000)	—
Accounts payable and accrued expenses	328,266	(26,898)
Deferred revenue	(18,997)	—

Net Cash Used In Operating Activities	(827,474)	(1,008,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	633,000	1,014,644
Proceeds from sale of stock in subsidiary	111,000	220,000

Net cash provided by financing activities	744,000	1,234,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,474)	225,881
CASH AND CASH EQUIVALENTS — BEGINNING	151,189	92,437

CASH AND CASH EQUIVALENTS — ENDING	$67,715	$318,318

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$6,733
Taxes	$2,782	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Conversion of accrued expenses to shares of our common stock:
Consultant obligations	$34,530	$229,257
Board of directors and officer obligations	$—	$166,607

Option or warrant issued to purchase shares of our common stock:
Consultant obligations	$57,400	$188,463
Board of directors and officer obligations	$41,200	$253,911

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Fair value of the Winter 2012 warrant extension	$233,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,145,012 for the six-month period ended June 30, 2014, and at June 30, 2014, we had negative working capital of $90,331, current assets of $390,950, and an accumulated stockholders’ deficit of $77,448,410. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $318,318 at June 30, 2014. We generated revenues of $30,373 in the six-month period ended June 30, 2014, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2014, we had $50,000 principal amount outstanding on a note payable (see Note 10), and $331,281 of outstanding accounts payable. (See Note 9.)

During the six-month period ended June 30, 2014, we received an aggregate $1,244,644 gross and $1,234,644 net proceeds pursuant to our private securities offerings, consisting of $767,500 from our Summer 2013 offering, $187,144 from the exercise of our Winter 2012 Warrants, $60,000 from the exercise of our Summer 2013 Warrants, and $220,000 from the Clyra Spring 2014 private securities offering. (See Note 4.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2014.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2013	June 30, 2014
Raw materials	$26,080	$18,429
Finished goods	3,750	6,301
Total inventory	$29,830	$24,730

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the six-month periods ended June 30, 2013 and 2014 we recorded amortization expense totaling $5,460 and $5,460, respectively.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. No impairment has been recorded for the period ended June 30, 2014.

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

During the six-month periods ended June 30, 2013 and 2014 we recorded an aggregate $25,200 and $25,200 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

During the six-month periods ended June 30, 2013 and 2014 we recorded an aggregate $68,000 and $358,213 in selling general and administrative expense related to options issued outside of the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six-month period ended June 30, 2014 we issued an aggregate 284,491 shares of our common stock to our officers in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $166,607. (See Note 9).

During the six-month periods ended June 30, 2013 and 2014 we issued an aggregate 106,776 and 313,209 shares of our common stock to third party vendors in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $34,530 and $229,257, respectively. (See Note 9).

On March 28, 2014, we issued an aggregate 1,360,000 shares of our common stock to note payable holders in lieu of $584,800 note payable principal balance and related accrued interest. (See Note 5).

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six-month periods ended June 30, 2013 and 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

There was no recent accounting guidance issued where the adoption would have a material effect on our condensed consolidated financial statements.

Note 3. Customer Deposit

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System. In February 2014 we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. (See Note 12.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Private Securities Offerings

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 23 accredited investors and received $842,500 gross and $837,000 net cash proceeds from the sales. In addition, we received a subscription agreement for $20,000 through an individual retirement account, the funds for which had not been received by June 30, 2014. Of the aggregate 3,370,000 shares sold in the offering, for the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock and received $767,500 gross proceeds from the sales. Fees related to this offering consisted of $15,500 cash payments, $34,600 were paid by issuing 138,400 shares of our common stock at an exercise price of $0.25 per share. The share price on the grant date was $0.47 resulting in additional expense of $65,000, and an additional $2,500 in fees are due in shares of our common stock.

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

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception through June 30, 2014, Clyra sold 220 shares of its common stock to five accredited investor and received $220,000 gross and net proceeds from the sale.

Each purchaser of stock will receive, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock.

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

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333 and 1/3 shares of BioLargo common stock. The number increased in September 2013 to 4,000 shares of BioLargo common stock. The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015. The Clyra investors will not receive any further warrants to purchase additional BioLargo common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 Note 5. Conversion of Notes

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, as payment for an aggregate $275,000 in principal and $65,000 of accrued and unpaid interest expense for three promissory notes (originally issued on June 8, 2010, October 28, 2013, and November 15, 2013, detailed below). Our stock price on the date of issuance was $0.43 per share, resulting in an additional fair value of $244,800 which was recorded as interest expense.

On June 8, 2010, we received $100,000 and issued a promissory note with an initial maturity date of December 3, 2010, which accrues interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013. The maturity date of the note was mutually extended to December 3, 2011 and then to December 3, 2012.

On December 28, 2012, the noteholder agreed to extend the maturity date of the note to December 3, 2013. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, exercisable until June 3, 2014. The fair value of this warrant totaled $6,805 and was recorded as interest expense.

On December 31, 2013, the note holder agreed to extend the maturity date of the note January 14, 2015. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, exercisable until January 14, 2017. The fair value of this warrant totaled $14,412 and was recorded as interest expense. (See Note 6.) On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

On October 28, 2013, we received $75,000 and issued a promissory note with a maturity date of October 31, 2014, which accrues interest at a rate of 10%. On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

On November 15, 2013, we received $100,000 and issued a promissory note with a maturity date of November 30, 2014, which accrues interest at a rate of 10%. On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

For the six-month period ended June 30, 2013 and 2014 we recorded interest expense of $5,028 and $58,088, respectively related to these converted notes.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	$0.125 – 2.00
Issued	2,838,329	$0.50 – 1.00
Exercised	—	—
Expired	(1,275,298)	$0.50 – 1.00

Outstanding as of June 30, 2013	9,448,772	$0.125 – 1.00

	Number of
	Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125 – 1.00
Issued	4,150,001	$0.25 – 1.00
Exercised	(574,288)	$—
Expired	(6,111,362)	$0.50 – 1.00

Outstanding as of June 30, 2014	8,083,122	$0.125 – 1.00

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

	2013	2014
Risk free interest rate	.15%	.11%
Expected volatility	112%	125%
Expected dividend yield	—	—
Forfeiture rate	—	—
Contractual life in years	1	1

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

No warrants were issued in conjunction with debt or as compensation during the six-month periods ended June 30, 2013 and 2014, as such there is no corresponding expense related to the warrants issued.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), since inception in June 2013 through its termination on March 31, 2014, we issued warrants to purchase up to an aggregate 3,370,000 shares of our common stock at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,110,000 shares of our common stock during the three-month period ended March 31, 2014. These warrants are set to expire October 15, 2015.

On May 8, 2014, we received $60,000 and issued 200,000 shares of our common stock from the exercise of a Summer 2013 Warrant.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the six-month period ended June 30, 2014 we issued warrants to purchase up to an aggregate 880,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering. Pursuant to the terms of the warrant, Clyra investors may tender one share of Clyra common stock for 4,000 shares of BioLargo common stock. These warrants are set to expire July 30, 2015.

Clyra 2012 Warrants

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 4,000 shares of BioLargo common stock. We have issued warrants to purchase up to an aggregate 960,000 shares of our common stock to the investors in the Clyra Winter 2012 private securities offering. (See Note 4). The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015.

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

Winter 2012 Warrant

Pursuant to the terms of our Winter 2012 Offering, during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. These warrants were set to expire on June 30, 2013 and have an exercise price of $0.50 per share. On June 30, 2013, the expiration date of these warrants was extended by a period of one year, such that the warrants now expired on June 30, 2014.

During the six-month periods ended June 30, 2014 we sold 374,288 shares of our common stock in exchange for $187,144 from the exercise of the Winter 2012 Warrant. The remaining warrants to purchase 2,553,626 shares of our common stock expired unexercised on June 30, 2014.

Note 7. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2013 and June 30, 2014 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2013 and June 30, 2014 there were 75,123,014 and 80,903,402 shares of common stock outstanding, respectively. The increase in shares during the six-month period ended June 30, 2014 is comprised of the following stock issuances: (i) 3,248,400 shares of our common stock issued in connection with our Summer 2013 Offering, (ii) 1,360,000 shares as of our common stock to convert Note Payables, (iii) 374,288 shares of our common stock issued from the exercise of our 2012 Warrants, (iv) 200,000 shares of our common stock from the exercise of our Summer 2013 Warrant, (v) 313,209 shares of our common stock to third-party vendors for services performed, and (vi) 284,491 shares of our common stock to officers in payment to consultants in lieu of accrued and unpaid obligations.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six-month period ended June 30, 2014, we recorded the issuance of an option to purchase an aggregate 40,000 shares of our common stock to our members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.63 per share, the price of our common stock on the grant date. The fair value of this option totaled $25,200 and was recorded as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2013 and 2014 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances as of December 31, 2012	8,521,086	4,260,742	0.23 – 1.89	$0.44
Granted	40,000	(40,000)	0.28	0.28
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of June 30, 2013	8,561,086	4,420,742	0.23 – 1.89	$0.44

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances as of December 31, 2013	8,561,086	4,420,742	0.23 – 1.89	$0.44
Granted	40,000	(40,000)	0.63	0.63
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of June 30, 2014	8,601,086	4,380,742	0.23 – 1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the six-month periods ended June 30, 2013 and 2014 we recorded an aggregate $68,000 and $358,213 in selling general and administrative expense related to options issued outside of the 2007 Plan.

On June 24, 2014, we issued Options to purchase 103,847 shares of our common stock at an exercise price of $0.65 per share to our board of directors in lieu of $45,000 in accrued and unpaid fees.  The fair value of the Options totaled $67,501, resulting in $22,501 of additional selling, general and administrative expenses.

On June 24, 2014, we issued Options to purchase 148,848 shares of our common stock at an exercise price of $0.65 per share to vendors in lieu of $64,500 in accrued and unpaid fees. The fair value of the Options totaled $96,750, resulting in $32,250 of additional selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 23, 2014, BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of June 23, 2014 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2015 (the “Extended Term”), and is retroactively effective to February 1, 2014. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.63 per share, to expire June 23, 2024, and to vest over the term of the engagement with 100,000 shares vested as of June 23, 2014, and the remaining shares to vest 25,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date. During the six-month period ended June 30, 2014, we recorded $78,750 in selling, general and administrative expense for this option.

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

On February 20, 2014, we issued Options to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share, set to expire February 20, 2024, and to vest over the term of the agreement. The fair value of the Options totaled $14,000 of additional selling, general and administrative expenses.

Activity of our stock options issued outside of the 2007 Plan for the six-month period ended June 30, 2013 and 2014 is as follows:

			Weighted
			Average
	Options		Price per
	Outstanding	Price per share	share
Balances as of December 31, 2012	13,338,220	0.18 – 1.89	$0.41
Granted	300,000	$0.30	$0.30
Exercised	—	—	—
Canceled	—	—	—
Balances as of June 30, 2013	13,638,220	0.185 – 1.89	$0.41

	Options		Weighted Average Price per
	Outstanding	Price per share	share
Balances as of December 31, 2013	16,398,395	0.18 – 1.00	$0.39
Granted	816,532	0.43 – 0.65	0.43 – 0.65
Exercised	—	—	—
Canceled	—	—	—
Balances as of June 30, 2014	17,214,927	0.18 – 1.00	$0.40

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

	2013		2014
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	2.19 – 2.64%	2.19%	2.63 – 2.73%	2.63%
Expected volatility	928%	928%	927 - 935%	927%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	7	7	7

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2013	2014
Accounts payable and accrued expenses	$362,194	$314,159
Accrued interest	18,226	9,868
Officer and board of director payables	26,737	7,254
Total accounts payable and accrued expenses	$407,157	$331,281

Payment of Vendor Fees

During the three- and six-month periods ended June 30, 2014 we issued an aggregate 289,629 and 451,610 shares of our common stock to vendors and consultants and incurred an aggregate expense of $199,525 and $255,820 associated with those issuances.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three- and six-month periods ended June 30, 2013 we issued an aggregate 64,684 and 106,776 shares of our common stock to vendors and consultants and incurred an aggregate expense of $18,111 and $28,641 associated with those issuances.

See also Note 8 for information on options issued to consultants and board of directors in lieu of accounts payable obligations.

Payment of Officer Salaries

During the three-month period ended June 30, 2014, we issued an aggregate 200,997 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $130,705. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.65 per share.

During the three-month period ended March 31, 2014, we issued an aggregate 83,493 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $35,902. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.43 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 10.  Note Payable

On November 19, 2013, we received $50,000 pursuant to a line of credit whereby we have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2015, which accrues interest at a rate of 24%.

For the six-month period ended June 30, 2013 and 2014 we recorded interest expense of $0 and $6,566, respectively.

Note 11. Non-Controlling Interest

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

Clyra has raised $236,000 in proceeds through issuing 240 shares of its common stock during the year ended December 31, 2013 and raised an additional $220,000 in proceeds through issuing 220 shares of its common stock during the six-month period ended June 30, 2014. (See Note 4). The holdings of the executive officers and investors represent 20.7% of the issued and outstanding stock of the company.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Isan System License Agreement

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System. In February 2014 we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. (See Note 12.) The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

Summer 2014 Private Securities Offering

On June 25, 2014, we began a private offering of our common stock at a price of $0.50 per share (“Summer 2014 Offering”). Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.75 per share, will expire on July 31, 2019, and is subject to a call provision in the event (i) the closing price of the Common Stock for each of twenty (20) consecutive business days, exceeds $1.50 per share (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the date of issuance of this Warrant), (ii) the Restricted Stock is subject to resale pursuant to 17 C.F.R. 230.144 (“Rule 144”) or pursuant to any other exemption from registration under to the Securities Act of 1933, as amended and (iii) the Shares underlying the Warrant are registered with the SEC.

Subsequent to June 30, 2014, we sold 150,000 shares of our common stock to two accredited investors, and received gross and net proceeds of $75,000 and $74,250, and issued warrants to purchase an additional 150,000 shares of our common stock.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2014, unless expressly stated otherwise, and we undertake no duty to update this information.

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

The proof-of-claim work recently completed at the University of Alberta verifies that our AOS technology can be highly effective in addressing the issues of oil sands processed water. We have been able to show performance results (dismantling contaminants from a flow of water) at an efficiency level that has never before been seen commercially. In May 2014 we announced that the AOS filter has been proven successful at replicating earlier proof of claim results and confirmed the role of advanced oxidation within the AOS filter reactor. The pilot work included bench-scale testing of contaminated water taken from actual field operations and it has proven the AOS filter's effectiveness at dismantling and removing targeted naphthenic acids, which are considered high-value and hard to contain contaminants of keen interest to the oil sands industry for more than 15 years.

The Department of Agricultural, Food and Nutritional Science at the University of Alberta has agreed to expand the AOS Filter pilot testing into areas of interest in food processing and agricultural production, including livestock related areas. The initial targets include clean in place (CIP), carcass and food washing and animal drinking water applications.

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

In May 2014, our line of “Suction Canister Solidifiers” were issued U.S. Government “National Stocking Numbers”, making them available for order by various government and military agencies, and the Army Medical Material Agency (USAMMA) will include the "Suction Canister Solidifiers" for use in triage and surgery in future U.S. Army troop deployments.

Our sales in the CHAPP product category to-date are nominal. Product development, sales, and marketing require significant financial resources that we currently do not have. As such, our progress in this area has been slower than we had hoped. We are actively marketing the technology for licensure to established companies in this industry segment, and are

Advanced Wound Care – Clyra Medical Technologies Subsidiary

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

Clyra is currently in the product development and testing phase, and intends ultimately to apply for FDA 510(k) approval for its first two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success of such applications, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. The product development process has been more time consuming than originally anticipated, and our limited financial resources have impacted our ability to complete the process. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until 2015. In the interim, we will continue to seek licensing partners, secure additional and dedicated capital resources for Clyra, and refine our product roll out, marketing, and distribution plans.

Intellectual Property

In the first six-months of the year ending December 31, 2014, we’ve been awarded the following four patents:

●     U.S. Patent 8,642,057 issued on February 14, 2014, titled “Antimicrobial and Antiodor Solutions and Delivery Systems” relating to our liquid antimicrobial solutions, including our gels, sprays and liquids imbedded into wipes and other substrates.

●    U.S. States Patent 8,679,515 issued on March 25, 2014, titled “Activated Carbon Associated with Alkaline or Alkali Iodide”, which provides protection for our BioLargo® AOS filter.

●     U.S. Patent 8,734,559 issued on May 27, 2014, relating to the moderation of animal waste environments.

●     U.S. Patent 8,757,253 issued on June 24, 2014, relating to the moderation of oil extraction waste environments.

 The three most recent patents validate and further protect our advanced iodine technology, which utilizes iodine chemistry and polymer science for providing increased performance and functionality of flocculants to bind and extract contaminants and to enhance odor and microbial control. The patents focus on our applications within oil and gas waste streams and agriculture waste streams.

Results of Operations—Comparison of the three and six-month periods ended June 30, 2014 and 2013.

Revenue

We generated $21,086 and $30,373 in product revenues during the three and six-month periods ended June 30, 2014, and $19,983 and $34,346 in product revenues during the three and six-month periods ended June 30, 2013. In addition, in the three-month period ended June 30, 2013 we recorded $100,000 in license revenue from a customer deposit (related to a 2011 transaction with Central Garden & Pet). Our product revenue in the three and six-month periods ended June 30, 2013, consisted primarily of sales of our Deodorall branded sports equipment spray, and Odor-No-More branded products. Our product revenue for the three and six-month periods ended June 30, 2014, consisted primarily of sales of our Odor-No-More branded products. .

Cost of Goods Sold

Excluding the $100,000 of license revenue, our cost of goods sold was $8,933 or 42% and $11,463 or 38% of revenues for the three and six-month periods ended June 30, 2014, as compared with $8,984 or 45% and $15,182 or 43% of revenues for the three and six-month periods ended June 30, 2013. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $948,663 and $1,556,029 for the three and six-month periods ended June 30, 2014, compared to $475,273 and $934,910 for the three and six-month periods ended June 30, 2013, an increase of $473,390 and $621,119. The increase in 2014 is primarily attributable to the non-cash expense associated with the stock options and common stock issued during 2014. Our net cash used in operating activities increased $181,289 in the six-month period ended June 30, 2014 as compared with the same period in 2013. The largest components of our selling general and administrative expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $191,959 and $336,283 for the three and six-month periods ended June 30, 2014, compared to $145,620 and $261,240 for the three and six-month periods ended June 30, 2013, an increase of $46,339 and $75,043. The increase is primarily related to additional non-cash expense related to the option issued to our Chief Financial Officer in 2014.

b. Consulting Expenses: These expenses were $169,349 and $309,760 for the three and six-month periods ended June 30, 2014, compared to $61,517 and $183,216 for the three and six-month periods ended June 30, 2013, an increase of $107,832 and $126,544. As noted above, the increase is primarily attributable to the non-cash expense associated with the stock options and common stock issued in 2014.

c. Professional Fees: These expenses were $103,900 and $180,932 for the three and six-month periods ended June 30, 2014, compared to $86,591 and $161,916 for the three and six-month periods ended June 30, 2013, an increase of $17,309 and $23,766.

d. Investor Relations. These expenses were $196,837 and $264,807 for the three and six-month periods ended June 30, 2014, compared to $705 and $8,733 for the three and six-month periods ended June 30, 2013, an increase of $196,132 and $256,074. The increase is due to the retention of an investor and public relations firm that began work in January 2014.

Research and Development

Research and development expenses were $129,376 and $292,981 for the three and six-month periods ended June 30, 2014, compared to $147,112 and $335,707 for the three and six-month periods ended June 30, 2013, a decrease of $17,736 and $42,726, respectively. The research and development levels are consistent with the expansion of our technology into the wound care and water treatment industries.

Interest expense

Interest expense totaled $3,336 and $309,452 for the three and six-month periods ended June 30, 2014, compared to $235,528 and $238,028 for the three and six-month periods ended June 30, 2013, a decrease of $232,202 and an increase of $71,424. The decrease for the three-month period is the result of the fair value of the winter 2012 Warrant one-year extension of $233,000 issued in 2013 and the increase for the six-month period is due to the interest expense related to the conversion of our note payables in the first quarter of 2014.

Net Loss

Net loss for the three and six-month periods ended June 30, 2014 was $1,071,942 and $2,145,012, a loss of $0.01 and $0.03 per share, compared to a net loss for the three and six-month periods ended June 30, 2013 of $749,644 and $1,394,941, a loss of $0.01 and $0.02 per share. The net loss per share is remaining consistent because the increase in expenses are offset by the increase in the weighted average number of shares issued and outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $318,318 at June 30, 2014. Of this amount, $77,592 is held in our subsidiary Clyra. Also at June 30, 2014, Clyra has an intercompany balance due to BioLargo of $114,179, resulting from previous expenses we paid on Clyra’s behalf. As such, Clyra is continuing to seek capital to fund its on-going research and development efforts as well as to reimburse us for prior expenditures. (See Item II below.) We had negative working capital of $90,331 as of June 30, 2014, compared with negative working capital of $605,961 as of December 31, 2013. We had negative cash flow from operating activities of $1,008,763 for the six-month period ended June 30, 2014, compared to a negative cash flow from operating activities of $827,474 for the six-month period ended June 30, 2013. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,145,012 for the six-month period ended June 30, 2014, and an accumulated stockholders’ deficit of $77,448,410 as of June 30, 2014. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2014, we had $50,000 principal amount outstanding on a note payable (see Note 11), and $331,281 of outstanding accounts payable. (See Note 9.)

During the six-month period ended June 30, 2014, we received an aggregate $1,244,644 gross and $1,234,644 net proceeds pursuant to our private securities offerings, consisting of $767,500 from our Summer 2013 offering, $187,144 from the exercise of our Winter 2012 Warrants, $60,000 from the exercise of our Summer 2013 Warrants, and $220,000 from the Clyra Spring 2014 private securities offering. (See Note 4.)

We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. We have been, and may continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow.

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

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013 (“Summer 2013 Offering”), through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 23 accredited investors and received $842,500 gross and $837,000 net cash proceeds from the sales. In addition, we received a subscription agreement for $20,000 through an individual retirement account, the funds for which had not been received by March 31, 2014. Of the aggregate 3,370,000 shares sold in the offering, for the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock and received $777,500 gross proceeds from the sales. Fees related to this offering consisted of $5,500 cash payments, and an additional $47,100 in fees are due in shares of our common stock.

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

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 4) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception through June 30, 2014, Clyra sold 220 shares of its common stock to five accredited investor and received $220,000 gross and net proceeds from the sale.

Each purchaser of stock will receive, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock.

Summer 2014 Private Securities Offering

On June 25, 2014, we began a private offering of our common stock at a price of $0.50 per share (“Summer 2014 Offering”). Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.75 per share, will expire on July 31, 2019, and is subject to a call provision in the event (i) the closing price of the Common Stock for each of twenty (20) consecutive business days, exceeds $1.50 per share (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the date of issuance of this Warrant), (ii) the Restricted Stock is subject to resale pursuant to 17 C.F.R. 230.144 (“Rule 144”) or pursuant to any other exemption from registration under to the Securities Act of 1933, as amended and (iii) the Shares underlying the Warrant are registered with the SEC.

Payment of Vendor Fees

On June 26, 2014 we issued 90,000 shares of our common stock to a company providing ongoing services pursuant to a contract effective January 1, 2014, as payment for services totaling $22,500. The agreement required we issue common stock at a rate of $0.25 per share, although the stock price on the grant date was $0.63 per share, resulting in additional expense of $34,200.

On June 24, 2014 we issued 11,539 shares of our common stock to a consultant as payment for services totaling $7,500. The stock price on the grant date was $0.65 per share.

On April 27, 2014 we issued an aggregate 138,400 shares of our common stock as payment for services to four vendors totaling $34,600. Our agreements with these vendors required we issue common stock at a rate of $0.25 per share, although the stock price on the grant date was $0.72 per share resulting in additional expense of $65,000.

On June 30, 2014, we issued an aggregate 31,096 shares of our common stock to a vendor as payment for services totaling $25,000. Our agreement with the vendor required we issue common stock at a 20 day average price, which in this instance was approximately $0.80 per share.

On June 30, 2014, we issued 18,594 shares of our common stock to a vendor as payment for services totaling $10,725. Our agreement with the vendor required we issue common stock at a 20 day average price, which in this instance was approximately $0.61 per share.

On June 24, 2014, we issued options to purchase 103,847 shares of our common stock at an exercise price of $0.65 per share to our board of directors in lieu of $45,000 in accrued and unpaid fees. The fair value of the Options totaled $67,501, resulting in $22,501 of additional selling, general and administrative expenses.

On June 24, 2014, we issued options to purchase 148,848 shares of our common stock at an exercise price of $0.65 per share to vendors in lieu of $64,500 in accrued and unpaid fees. The fair value of the Options totaled $96,750, resulting in $32,250 of additional selling, general and administrative expenses.

Exercise of Stock Purchase Warrants

On May 7, 2014, we received $60,000 proceeds from the holder of a stock purchase warrant issued in our Summer 2013 Offering, and issued 200,000 shares of our common stock pursuant to the terms of the warrant.

On June 10, 2014, we received an aggregate $30,000 proceeds from the holders of stock purchase warrants issued in our private securities offering that commenced January 2012 (the “Winter 2012 Offering”), and issued an aggregate 60,000 shares of our common stock pursuant to the terms of the warrants.

On June 23, 2014, we received $14,286 proceeds from the holder of a stock purchase warrant issued in our Winter 2012 Offering, and issued 28,572 shares of our common stock pursuant to the terms of the warrant.

On June 26, 2014, we received $10,000 proceeds from the holder of a stock purchase warrant issued in our Winter 2012 Offering, and issued 20,000 shares of our common stock pursuant to the terms of the warrant.

On June 27, 2014, we received $71,429 proceeds from the holder of a stock purchase warrant issued in our Winter 2012 Offering, and issued 142,858 shares of our common stock pursuant to the terms of the warrant.

On June 30, 2014, we received an aggregate $61,429 proceeds from holders of stock purchase warrants issued in our Winter 2012 Offering, and issued an aggregate 122,858 shares of our common stock pursuant to the terms of the warrant.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Isan License Agreement

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System. In February 2014 we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

Annual Stockholder’s Meeting

The Company held its 2014 annual stockholder meeting on June 23, 2014.  The following matters were each submitted to a vote of stockholders through the solicitation of proxies or otherwise:

 (1) A proposal to elect the following seven individuals to our Board of Directors: Dennis P. Calvert, Kenneth R. Code, Gary A. Cox, Dennis E. Marshall, Joseph L. Provenzano, Kent C. Roberts II, and John S. Runyan.

 (2) Advisory approval of the Company’s executive compensation.

 (3) A proposal to ratify the appointment of Haskell & White LLP as our independent registered public accounting firm for the year ending December 31, 2014.

The voting results from the 2014 Annual Stockholders Meetingare as follows:

Item	Nominee:	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non Vote
Election of Directors
	Dennis P. Calvert	36,118,389	-	129,460	-	10,561,245
	Kenneth R. Code	36,118,389	-	129,460	-	10,561,245
	Gary A. Cox	35,724,874	-	522,975	-	10,561,245
	Dennis E. Marshall	36,146,069	-	101,780	-	10,561,245
	Joseph L. Provenzano	36,118,389	-	129,460	-	10,561,245
	Kent C. Roberts II	36,146,069	-	101,780	-	10,561,245
	John S. Runyan	36,146,069	-	101,780	-	10,561,245
Advisory Vote – Exec Comp.		33,950,336	2,120,882	-	176,631	10,561,245
Ratification of Accounting Firm		44,948,131	200	-	1,860,763	-

There were no director nominees other than as set forth above.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description of Exhibit

4.1	Option of purchase common stock issued to Charles K. Dargan dated June 23, 2104 (1)

4.2*	Form of Warrant to Purchase Common stock isssued to investors in Summer 2014 Private Securities Offering

10.01†	Engagement Extension Agreement dated as of June 23, 2014 between BioLargo, Inc. and Charles K. Dargan, II (1)

10.2*	License Agreement dated August 8, 2014

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2014	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 15, 2014	By: /s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Option to purchase common stock issued to Charles K. Dargan dated June 23, 2014 (1)

4.2*	Form of Warrant to Purchase Common stock issued to investors in Summer 2014 Private Securities Offering

10.01†	Engagement Extension Agreement dated as of July 17, 2013 between BioLargo, Inc. and Charles K. Dargan, II. (1)

10.2*	License Agreement dated August 8, 2014

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.