Form 10-Q
period 2014-09-30
BIOLARGO, INC.
filed 2014-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2014 was 82,074,237 shares.

BIOLARGO, INC.

FORM 10-Q

Exhibit Index

Exhibit No.	Description of Exhibit
4.1	Option to purchase common stock issued to Charles K. Dargan dated June 23, 2014 (1)
4.2	Form of Warrant to Purchase Common stock issued to investors in Summer 2014 Private Securities Offering (2)
10.01†	Engagement Extension Agreement dated as of July 17, 2014 between BioLargo, Inc. and Charles K. Dargan, II. (2)
10.2	License Agreement dated August 8, 2014 (2)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.

(2) Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2014

	December 31, 2013	September 30, 2014 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,437	$151,660
Accounts receivable, net of allowance	3,929	4,707
Inventory	29,830	62,676
Prepaid expense	—	45,000
Total current assets	126,196	264,043

OTHER ASSETS, net of amortization	40,997	32,807

TOTAL ASSETS	$167,193	$296,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,157	$420,930
Note payable	325,000	50,000
Customer deposit	—	151,699
Total current liabilities	732,157	622,629

TOTAL LIABILITIES	732,157	622,629

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2013 and September 30, 2014.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 75,123,014 and 82,074,237 Shares Issued, at December 31, 2013 and September 30, 2014.	50,069	54,732
Additional Paid-In Capital	74,849,492	77,821,109
Accumulated Deficit	(75,327,603)	(78,274,871)
Non-controlling interest	(136,922)	73,251
Total Stockholders’ Equity (Deficit)	(564,964)	(325,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$167,193	$296,850

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2014

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
License revenue	$—	$—	$100,000	$—
Product revenue	18,418	16,448	52,764	46,821
Total revenue	18,418	16,448	152,764	46,821

Cost of goods sold	8,381	7,731	23,563	19,194

Gross margin	10,037	8,717	129,201	27,627

Costs and expenses
Selling, general and administrative	536,026	652,432	1,470,936	2,208,461
Research and development	267,861	186,973	603,568	479,954
Amortization and depreciation	2,730	2,730	8,190	8,190

Total costs and expenses	806,617	842,135	2,082,694	2,696,605

Loss from operations	(796,580)	(833,418)	(1,953,493)	(2,668,978)

Interest expense, net	(2,528)	(3,665)	(240,556)	(313,117)

Net loss	$(799,108)	$(837,083)	$(2,194,049)	$(2,982,095)
Net loss (non-controlling interests)	$(18,951)	$(10,621)	$(311,457)	$(34,827)
Net loss (controlling interests)	$(780,157)	$(826,462)	$(1,882,592)	$(2,947,268)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common share equivalents outstanding	73,178,574	81,226,826	72,416,712	79,270,195

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

(unaudited)

	Common Stock
	Number of Shares	Par Value $.00067	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total

BALANCE DECEMBER 31, 2013	75,123,014	$50,069	$74,849,492	$(75,327,603)	$(136,922)	$(564,964)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	3,328,400	2,234	795,266	—	—	797,500
Fees paid for Summer 2013 PPM	—	—	(10,000)	—	—	(10,000)
Issuance of stock for cash received as part of Summer 2014 PPM @ $0.40	459,688	309	181,691	—	—	182,000
Fees paid for Summer 2014 PPM			(20,000)	—	—	(20,000)
Issuance of stock to convert Note Payables and related accrued interest	1,360,000	911	583,889	—	—	584,800
Cash received from Clyra Spring 2014 PPM	—	—	—	—	245,000	245,000
Issuance of stock for cash received from Winter 2012 Warrant	394,288	263	196,881	—	—	197,144
Issuance of stock for cash received from Summer 2013 Warrant	280,000	188	83,812	—	—	84,000
Issuance of stock for services to consultants	450,005	302	313,267	—	—	313,569
Issuance of options for services to consultants	—	—	298,413	—	—	298,413
Issuance of stock for option conversion	41,875	28	(28)	—	—	—
Issuance of stock for accrued and unpaid obligations to officers	336,967	227	179,966	—	—	180,193
Issuance of options for services and unpaid obligations to board of directors	—	—	368,661	—	—	368,661
Issuance of shares per Clyra 2012 PPM terms	300,000	201	(201)	—	—	—
Net loss for the nine-month period ended September 30, 2014	—	—	—	(2,947,268)	(34,827)	(2,982,095)

BALANCE SEPTEMBER 30, 2014	82,074,237	$54,732	$77,821,109	$(78,274,871)	$73,251	$(325,779)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2014

(unaudited)

	For the nine-month periods ended September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,194,049)	$(2,982,095)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	233,000	—
Non-cash expense related to options issued to board of directors	252,700	368,661
Non-cash expense related to common stock issued to officers in exchange for unpaid obligations	289,698	155,011
Non-cash expense related to options and warrants issued to Vendors	329,771	298,413
Non-cash expense related to common stock issued to consultants	57,516	305,499
Non-cash expense related to common stock issued to convert interest related to our convertible notes	—	291,574
Amortization and depreciation expense	8,190	8,190
Increase (decrease) in cash from change in:
Accounts receivable	10,338	(778)
Inventory	18,061	(32,846)
Prepaid expenses	(3,575)	(45,000)
Customer deposit	—	151,699
Other assets	(100,000)	—
Accounts payable and accrued expenses	126,140	65,251
Deferred revenue	(18,997)	—

Net Cash Used In Operating Activities	(991,207)	(1,416,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	682,500	1,230,644
Proceeds from sale of stock in subsidiary	211,000	245,000

Net cash provided by financing activities	893,500	1,475,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,707)	59,223
CASH AND CASH EQUIVALENTS — BEGINNING	151,189	92,437

CASH AND CASH EQUIVALENTS — ENDING	$53,482	$151,660

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$—	$6,733
Taxes	$2,782	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of obligations to shares of our common stock
Conversion of Note payables and related accrued interest	$—	$584,800
Fees paid as part of our private security offerings	$76,500	$34,600

Fair value of the Winter 2012 warrant extension	$233,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we (BioLargo, Inc., and its subsidiaries, collectively “we” or the “Company”) had a net loss of $2,982,095 for the nine-month period ended September 30, 2014, and at September 30, 2014, we had a working capital deficit of $358,586, current assets of $264,043, and an accumulated stockholders’ deficit of $78,274,871. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $151,660 at September 30, 2014. We generated revenues of $46,821 in the nine-month period ended September 30, 2014, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2014, we had $50,000 principal amount outstanding on a note payable (see Note 10), and $420,930 of outstanding accounts payable. (See Note 9.)

During the nine-month period ended September 30, 2014, we received an aggregate $1,505,644 gross and $1,475,644 net proceeds pursuant to our private securities offerings, consisting of $162,000 from our Summer 2014 offering, $787,500 from our Summer 2013 offering, $197,144 from the exercise of our Winter 2012 Warrants, $84,000 from the exercise of our Summer 2013 Warrants, and $245,000 from the Clyra Spring 2014 private securities offering. (See Note 4.)

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

 The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2014.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value.  Inventories consisted of:

	December 31, 2013	September 30, 2014
Raw materials	$26,080	$57,044
Finished goods	3,750	5,632
Total inventory	$29,830	$62,676

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the nine-month periods ended September 30, 2013 and 2014 we recorded amortization expense totaling $8,190 and $8,190, respectively.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. No impairment has been recorded for the period ended September 30, 2014.  (See Note 3.)

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

For stock issued to consultants and other non-employees for services, we record the expense based on the fair value of the securities as of the date of the stock issuance. The issuance of stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense.

During the nine-month periods ended September 30, 2013 and 2014 we recorded an aggregate $11,200 and $25,200 in selling general and administrative expense related to options issued pursuant to the 2007 Plan.

During the nine-month periods ended September 30, 2013 and 2014 we recorded an aggregate $607,371 and $641,874 in selling general and administrative expense related to options issued outside of the 2007 Plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month periods ended September 30, 2013 and 2014 we issued an aggregate 965,660 and 336,967 shares of our common stock to our officers in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $289,689 and $180,193, respectively. (See Note 9).

During the nine-month periods ended September 30, 2013 and 2014 we issued an aggregate 242,602 and 450,005 shares of our common stock to third party vendors in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $71,621 and $313,569, respectively. (See Note 9).

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine-month periods ended September 30, 2013 and 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. As the Company is engaged in research and development activities, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10).  ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3. Customer Deposit

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from the intellectual property on an equal 50/50 basis. In February 2014 we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. (See Note 12.) The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The remaining customer deposit totaling $51,699 was received for a customer order that had not shipped as of September 30, 2014.

Note 4. Private Securities Offerings

Summer 2014 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) that commenced on June 25, 2014, we sold 455,000 shares of our common stock to six accredited investors, and received gross and net proceeds of $182,000 and $162,000, respectively. Fees related to this offering consisted of $20,000 cash payments and the issuance of 4,688 shares of our common stock at an exercise price of $0.40 per share.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. (See Note 6.)

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,450,000 shares of our common stock to 24 accredited investors and received $862,500 gross and $857,000 net cash proceeds from the sales. During the nine-month period ended September 30, 2014, we sold 3,190,000 shares of our common stock and received $787,500 gross proceeds from the sales. Fees related to this offering consisted of $15,500 cash payments, $10,000 of which was paid in 2014, and the issuance of 138,400 shares of our common stock in 2014 at an exercise price of $0.25 per share resulting in $34,600 fair value included in additional paid in capital.

Each purchaser of stock received, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. (See Note 6.)

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception of the offering, Clyra sold 220 shares of its common stock to five accredited investors and received $245,000 gross and net proceeds from the sale.

Each purchaser of stock received, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock. (See Note 6.)

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

Each purchaser of stock received, for no additional consideration, a stock purchase warrant entitling the holder to purchase the same number of shares as purchased in the offering, for $0.55 per share until July 30, 2015.

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

Note 5. Conversion of Notes

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, as payment for an aggregate $275,000 in principal and $65,000 of accrued and unpaid interest expense for three promissory notes (originally issued on June 8, 2010, October 28, 2013, and November 15, 2013, detailed below). Our stock price on the date of issuance was $0.43 per share, resulting in an additional financing costs of $244,800 which was recorded as interest expense.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine-month period ended September 30, 2013 and 2014 we recorded interest expense of $7,556 and $0, respectively related to these converted notes.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	$0.125 – 2.00
Issued	2,603,329	$0.50 – 1.00
Exercised	—	$—
Expired	(1,275,298)	$0.50 – 1.00

Outstanding as of September 30, 2013	9,718,772	$0.125 – 1.00

	Number of
	Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125 – 1.00
Issued	4,785,001	$0.25 – 1.00
Exercised	(674,288)	$0.30 – 0.50
Expired	(6,291,362)	$0.50 – 1.00

Outstanding as of September 30, 2014	8,438,122	$0.125 – 1.00

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

	2013	2014
Risk free interest rate	0.12%	.09 – 1.55%
Expected volatility	113%	184 – 349%
Expected dividend yield	—	—
Forfeiture rate	—	—
Contractual life in years	1	1 – 5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

No warrants were issued in conjunction with debt or as compensation during the nine-month periods ended September 30, 2013 and 2014, as such there is no corresponding expense related to the warrants issued. Warrants reflecting those issued in the above tables are set forth immediately below.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summer 2014 Warrants

On June 25, 2014, we began a private offering of our common stock at a price of $0.40 per share. (See Note 4.) Per the terms of the Summer 2014 offering and through the period ended September 30, 2104, we issued warrants to purchase 455,500 shares of our common stock. The warrant is exercisable at $0.75 per share, will expire on July 31, 2019, and is subject to a call provision in the event (i) the closing price of the Common Stock for each of twenty (20) consecutive business days, exceeds $1.50 per share (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the date of issuance of this Warrant), (ii) the Restricted Stock is subject to resale pursuant to 17 C.F.R. 230.144 (“Rule 144”) or pursuant to any other exemption from registration under to the Securities Act of 1933, as amended and (iii) the Shares underlying the Warrant are registered with the SEC.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), since inception in June 2013 through its termination on March 31, 2014, we issued warrants to purchase up to an aggregate 3,370,000 shares of our common stock at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,190,000 shares of our common stock during the nine-month period ended September 30, 2014. These warrants are set to expire December 31, 2016.

During the nine-month period ended September 30, 2014 we sold 280,000 shares of our common stock in exchange for $84,000 from the exercise of our Summer 2013 Warrant.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the nine-month period ended September 30, 2014 we issued warrants to purchase up to an aggregate 980,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering. Pursuant to the terms of the warrant, Clyra investors may tender one share of Clyra common stock for 4,000 shares of BioLargo common stock. These warrants are set to expire July 30, 2015.

Clyra 2012 Warrants

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 4,000 shares of BioLargo common stock. We have issued warrants to purchase up to an aggregate 960,000 shares of BioLargo common stock to the investors in the Clyra Winter 2012 private securities offering. (See Note 4). The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015.

On August 29, 2014, an investor in Clyra exchanged 75 Clyra shares for 300,000 shares of BioLargo’s common stock.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month period ended September 30, 2014 we sold 394,288 shares of our common stock in exchange for $197,144 from the exercise of aWinter 2012 Warrant. The remaining warrants to purchase 2,533,626 shares of our common stock expired unexercised on June 30, 2014.

Other Warrants

On December 31, 2013, the noteholder of our note payable (see Note 11) agreed to extend the maturity date to January 14, 2015. As consideration for the extension, we issued a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, resulting in $14,412 recorded as interest expense upon issuance. The warrant expires on June 15, 2017.

Note 7. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2013 and September 30, 2014 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2013 and September 30, 2014 there were 75,123,014 and 82,074,237 shares of common stock outstanding, respectively. The increase in shares during the nine-month period ended September 30, 2014 is comprised of the following stock issuances: (i) 3,328,400 shares of our common stock issued in connection with our Summer 2013 Offering, (ii) 1,360,000 shares as of our common stock to convert Note Payables, (iii) 459,688 shares of our common stock issued in connection with our Summer 2014 Offering, (iv) 394,288 shares of our common stock issued from the exercise of our 2012 Warrants, (iv) 300,000 shares of our common stock in exchange for Clyra shares purchased as part of the Clyra 2012 Offering, (v) 280,000 shares of our common stock from the exercise of our Summer 2013 Warrant, (vi) 450,005 shares of our common stock to third-party vendors for services performed, (vii) 41,875 shares of our common stock from the exercise of an option, and (viii) 336,967 shares of our common stock to officers in payment to consultants in lieu of accrued and unpaid obligations.

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

During the nine-month period ended September 30, 2014, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the independent members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.63 per share, the price of our common stock on the grant date. The fair value of this option totaled $25,200 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month period ended September 30, 2013, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the independent members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.28 per share, the price of our common stock on the grant date. The fair value of this option totaled $11,200 and was recorded as selling, general and administrative expense.

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2013 and 2014 is as follows:

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances as of December 31, 2012	8,518,418	4,260,742	$0.23 – 1.89	$0.44
Granted	40,000	(40,000)	0.28	0.28
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of September 30, 2013	8,561,086	4,420,742	$0.23 – 1.89	$0.44

				Weighted
				Average
	Options	Shares		Price per
	Outstanding	Available	Price per share	share
Balances as of December 31, 2013	8,561,086	4,420,742	$0.23 – 1.89	$0.44
Granted	40,000	(40,000)	0.63	0.63
Exercised	—	—	—	—
Canceled	—	—	—	—
Balances as of September 30, 2014	8,601,086	4,380,742	$0.23 – 1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the nine-month periods ended September 30, 2013 and 2014 we recorded an aggregate $607,371 and $641,678 in selling general and administrative expense related to options issued outside of the 2007 Plan.

On September 29, 2014, we issued options to purchase 143,617 shares of our common stock at an exercise price of $0.47 per share to our board of directors in lieu of $45,000 in accrued and unpaid fees. The fair value of the Options totaled $67,500, resulting in $22,500 of additional selling, general and administrative expenses.

On September 29, 2014, we issued options to purchase 193,511 shares of our common stock at an exercise price of $0.47 per share to vendors in lieu of $67,500 in accrued and unpaid fees. The fair value of the Options totaled $90,950, resulting in $23,450 of additional selling, general and administrative expenses.

On September 29, 2014, a holder of a stock option issued outside of the 2007 Equity incentive plan choose to exercise the cash-less option and we issued 41,875 shares of our common stock, recorded in additional paid in capital.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 23, 2014, BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of June 23, 2014 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2015 (the “Extended Term”), and is retroactively effective to February 1, 2014. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.63 per share, to expire June 23, 2024, and to vest over the term of the engagement with 100,000 shares vested as of June 23, 2014, and the remaining shares to vest 25,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date. During the nine-month period ended September 30, 2014, we recorded $141,000 in selling, general and administrative expense for this option.

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

During the nine-month periods ended September 30, 2013 and 2014, a portion of the option to purchase 800,000 shares of common stock issued to a consultant in exchange for his services pursuant to the August 2011 engagement agreement vested, resulting in $57,000 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity of our stock options issued outside of the 2007 Plan for the nine-month period ended September 30, 2013 and 2014 is as follows:

			Weighted
			Average
	Options		Price per
	Outstanding	Price per share	Share
Balances as of December 31, 2012	13,338,220	$0.18 – 1.89	$0.41
Granted	2,008,825	$0.30	$0.30
Exercised	—	—	—
Expired	—	—	—
Balances as of September 30, 2013	15,347,045	$0.18 – 1.89	$0.36

	Options		Weighted Average Price per
	Outstanding	Price per share	Share
Balances as of December 31, 2013	16,398,395	$0.18 – 1.00	$0.39
Granted	1,165,199	0.43 – 0.65	0.43 – 0.65
Exercised	(41,875)	0.30	0.30
Expired	—	—	—
Balances as of September 30, 2014	17,521,719	$0.18 – 1.00	$0.40

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

	2013		2014
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	2.64 – 2.66%	2.19%	2.54 – 2.73%	2.63%
Expected volatility	928%	928%	908 – 935%	927%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	7	7	7

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2013	2014
Accounts payable and accrued expenses	$362,194	$393,361
Accrued interest	18,226	10,119
Officer and board of director payables	26,737	17,450
Total accounts payable and accrued expenses	$407,157	$420,930

Accounts payable and accrued expenses

During the nine-month periods ended September 30, 2013 and 2014 we issued an aggregate 242,602 and 450,005 shares of our common stock to vendors and consultants and resulting in an aggregate expense of $71,621 and $313,569, respectively.

On September 29, 2014 we issued 56,250 shares of our common stock to a company providing ongoing services as payment for services totaling $22,500. The agreement required we issue common stock at a rate of $0.40 per share, the stock price on the grant date was $0.47 per share.

On September 29, 2014 we issued 52,127 shares of our common stock to a consultant as payment for services totaling $15,638. The agreement required we issue common stock at a rate of $0.30 per share, the stock price on the grant date was $0.47 per share.

On September 29, 2014 we issued 17,094 shares of our common stock to a company providing ongoing services as payment for services totaling $10,725. The agreement required we issue common stock at a rate of $0.63 per share, the stock price on the grant date was $0.47 per share.

On September 29, 2014 we issued 11,324 shares of our common stock to consultants providing services as payment for services totaling $10,605. The stock price on the grant date was $0.47 per share.

On June 26, 2014 we issued 90,000 shares of our common stock to a company providing ongoing services as payment for services totaling $22,500. The agreement required we issue common stock at a rate of $0.25 per share, the stock price on the grant date was $0.63 per share.

On June 30, 2014, we issued an aggregate 31,096 shares of our common stock to a vendor as payment for services totaling $25,000. Our agreement with the vendor required we issue common stock at a 20 day average price, which in this instance was approximately $0.80 per share.

On June 24, 2014 we issued 18,594 shares of our common stock to a consultant as payment for services totaling $10,725. The stock price on the grant date was $0.65 per share.

On June 24, 2014 we issued 11,539 shares of our common stock to a consultant as payment for services totaling $7,500. The stock price on the grant date was $0.65 per share.

On March 28, 2014 we issued an aggregate 73,444 shares of our common stock to two vendors and per the terms of the agreement, as payment for services totaling $18,225, at an average conversion price of $0.25. The stock price on the grant date was $0.43.

On March 28, 2014 we issued an aggregate 88,537 shares of our common stock to two vendors, as payment for services totaling $38,070, at a conversion price of $0.43.

On September 27, 2013, we issued 135,826 shares of our common stock, at a conversion price of $0.27 per share, to certain vendors and consultants, in lieu of $37,091 accrued and unpaid amounts.

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

Officer and board of directors payables

During the nine-month period ended September 30, 2013 and 2014, we issued an aggregate 965,660 and 336,967 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $289,698 and $180,193, respectively.

On September 29, 2014, we issued an aggregate 114,015 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $53,586. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.47 per share.

On June 24, 2104, we issued an aggregate 139,458 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $90,705. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.65 per share.

On March 28, 2014, we issued an aggregate 83,493 shares of our common stock to an officer as payment for accrued and unpaid compensation totaling $35,902. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.43 per share.

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

For the nine-month period ended September 30, 2013 and 2014 we recorded interest expense of $0 and $9,828, respectively.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra has raised $236,000 in proceeds through issuing 240 shares of its common stock during the year ended December 31, 2013 and raised an additional $245,000 in proceeds through issuing 245 shares of its common stock during the nine-month period ended September 30, 2014. (See Note 4.) The holdings of the Clyra executive officers and investors represent 19.6% of the issued and outstanding stock of the company.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2014, unless expressly stated otherwise, and we undertake no duty to update this information.

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

The Canadian Subsidiary – Structure and Purpose

We formed a Canadian corporation in January 2014 with a primary objective to expand our research and development infrastructure as well as to take advantage of key relationships and business opportunities in Canada, including our work in the Canadian Oil Sands and with the University of Alberta. The corporation is a wholly owned subsidiary of California corporation BioLargo Water, Inc. our wholly owned subsidiary.

BioLargo Water – Milestone Accomplishments

BioLargo, Inc. was a co-founder of a leading NSERC backed research chair at the University of Alberta joined by the top five oil companies from Canada and other key stakeholders, including Environment Canada, EPCOR and Innovate Canada. The research chair was formed to evaluate all potential technical solutions to clean up the oil sands tailings ponds. Since co-founding the research chair, we have accomplished a series of important milestones that have broadened our scope of application, provided important validations of our technical claims, and refined our design. All of these factors contributed to our decision to move ahead with the formation of BioLargo Water and our increased focus on building infrastructure to take advantage of what we believe is a massive commercial opportunity for our AOS Filter as well as further technical advances for our other technologies. A few of the most recent milestones are:

●

the granting of the first patent covering the AOS Filter early this year; the definitive proof of technical claims work at the University of Alberta confirming high speed / low power / continuous flow potential to dismantle and remove difficult contaminants from water;

●	the expansion of work to include applications in food production and agriculture;

●	University confirmation of the AOS Filter’s role in high level disinfection with results that, by all accounts are, ‘unprecedented’;

●	Obtaining office space and laboratory resources at “Discovery Place” in Alberta to accelerate our journey towards commercialization and optimization of the AOS design;

●	Hiring PhD research team members (we currently have three on staff in Canada);

●

the identification and scoping out of two areas in which initial commercial trials make sense and are compelling, from both a technical and business case perspective: oils sands tailings ponds and food processing

●	the identification and scoping out of the technical and business case for the role of our AOS Filter as a technical addition to traditional filtration technologies

BioLargo Water - Staff

Our Canadian subsidiary is led by Richard Smith, PhD., who serves as its President under the direction of our President (from California) and Chief Science Officer (from Canada). We have recently hired two PhD researchers to join our team in Canada. We also contract with additional research professionals from time to time on a contract for hire basis, including researchers at the University of Alberta.

Dr. Smith our President of BioLargo Water, received an MSc in Veterinary Microbiology and a PhD in Viral Immunopathology from the University of Saskatchewan and he completed a postdoctoral fellowship in the Department of Medical Microbiology and Immunology at the University of Alberta. Dr. Smith has over 10 years of experience in the industry working with several Biotech Companies in Alberta, including ChemBioMed and VirRexx. In 2003, Dr. Smith joined the University of Alberta as Coordinator, Research Development and Industry Relations for the Department of Agricultural, Food and Nutritional Science (AFNS) where he assisted academics with research development and program funding. Dr. Smith was actively involved with the many facets of major grants, including NSERC, CRC and CFI applications.

BioLargo Water – Offices & Laboratory

We opened a new office and laboratory on the University of Alberta Campus at “Agri-Food Discovery Place” (AFDP), located at the University of Alberta’s south campus in Edmonton, Alberta, Canada to facilitate continued collaboration with the University's research teams on the AOS Filter pilot work as well as other research related activities that further BioLargo business. In operation since 2008, the AFDP is a unique facility, the very first in Canada serving not only industry clients but also the University of Alberta academic staff and Alberta’s Ministry of Agriculture and Rural Development. The stated intent of AFDP is to build on applied research to bring it through commercialization to the marketplace, linking academic leadership with industry partners. AFDP can draw on the research expertise resident within the University of Alberta’s Food Science and Bio Resource Technology group, Department of Chemical & Materials Engineering, and Alberta’s Agriculture & Rural Development to assist industrial partners. We believe that these resources are integral to the refinement, validation and successful commercialization of our BioLargo AOS Filter.

Our work at Discovery Place is comprehensive, touching the oil sands opportunity, food processing and agriculture, filtration, advanced wound care, and even our consumer, household and personal care product opportunities.

BioLargo Water – Oil Sands Activities

The University of Alberta and BioLargo demonstrated in its proof of concept testing that the AOS Filter can:

●	Rapidly dismantle difficult soluble containments;

●	Operate as a continual free flowing system;

●	Function with very low power consumption; and

●	Compete at a fraction of the cost of other technologies.

Work to date has shown that the AOS Filter is able to reduce total acid-extractable organics in water at a rate never before demonstrated commercially. Based on proof of claim there is a belief BioLargo may have the lowest cost sustainable solution for the oil sands process-affected water. Having tested our technology, the esteemed University of Alberta agreed to enter into the AOS Filter industrial pilot-scale-testing phase, which we expect to confirm its commercial viability to treat oil sands tailings ponds.

Oil sands are commonly considered one of the most difficult water contamination situations. As such, a pilot project is expected to provide the groundwork for additional water treatment applications, including refining, fracking, remediation, agriculture and industrial waste among others. Our pilot project is still in the organizational phase and is largely dependent upon the approval of Canadian grant aid, which is still being negotiated. The project is planned to be led by Dr. Mohamed Gamal El-Din PhD, P.Eng, 45, of University of Alberta, internationally recognized for his fundamental and applied research in the area of water and wastewater treatment. Dr. Gamal El-Din’s work has resulted in important advancements in the area of advanced oxidation treatment and reactor design for fast-reaction environments, particularly the application of ozone treatment as an advanced oxidation process.

While technical progress has moved forward rapidly, namely design optimization and enhancements as well as proof of claim validations and patenting, the complete execution of this original plan will continue to be delayed in part until such time as appropriate funding is available to support fully-scaled trials. Discussions with appropriate funding sources are continuing. However, regardless of the grant funding delays, we have continued to move the science, product development, and pilot opportunities forward. We are in currently in process with multiple grant aid authorities.

Food Processing & Agriculture

We expanded our work on the AOS Filter to include the guidance and leadership of a prominent research scientist at the University of Alberta Department of Agricultural, Food and Nutritional Science, Lynn McMullen, PhD. Dr. McMullen is a recognized expert, widely published in the areas of food packaging and food microbiology. Her teaching responsibilities include food microbiology, food safety and food fermentations. She is an advisor to the Canadian food industry.

Dr. McMullen has tested and validated our AOS Filter for use in food and agriculture. Her tests show unprecedented effectiveness in destroying highly concentrated contaminants in sample water, including Listeria and Salmonella. Although the testing is applicable in many areas, food safety was a primary concern of this most recent work. In our September 2014 press release announcing these results, she commented, “The AOS Filter technology could be highly efficient in solving food safety problems and may be applied to improve food quality with the potential to improve storage life. The potential applications of the BioLargo AOS filter in the food industry could be endless -- from primary commodities to finished food products.” We agree.

She further explained, “At the foundation of the AOS Filter is its efficiency in generating a highly oxidative state. The data supports its potential to accomplish high-level disinfection that can be useful in multiple markets including food processing and agriculture production. Extremely high levels of performance [disinfection] were achieved during testing and we are excited to expand the work with BioLargo to other applications targeting food safety concerns.”

Given this work, we intend to expand our focus to the agriculture and food processing industry.

This validation thus far further demonstrates the effectiveness of our AOS Filter technology and it points to the growing excitement for our significant commercial opportunity across multiple industries. By expanding the work to include high-level disinfection within the food and agriculture industry, we can confidently point to the expanded scope of our future commercial markets.

Testing / Validation-

The infrastructure that we have put in place at the University of Alberta affords us the resources to validate a host of technical claims for all of our BioLargo Technologies, including our AOS Filter, products that rely upon our Cupridyne formulas, and our Isan technology.

Grant Aid

We have a number of grant applications in process. We expect to receive grants at BioLargo Water and we are active in supporting cooperative research projects for grant aid in which the University of Alberta would also be the primary recipient. We are careful to avoid situations in which our intellectual property would or could be impaired. We are actively seeking collaborators from industry as well as from research fields. We believe that a number of applications of our technology are in the national interest in both Canada and the USA. We believe that this type of capital resource would be highly beneficial to our company and our shareholders, and as such are pursuing this venue with precision.

Design Work

Our AOS Filter should be considered to be in the ‘design phase’ of development. The proof of claim is accomplished. We are now optimizing the design of the AOS Filter so that it can be easily scaled up or down and can function with precision to meet the demands of specific challenges from industry. As financial resources come available, whether through our own capital and/or grant aid and/or strategic alliances, we expect this work to accelerate. We believe our system is scalable and our technical claims will be replicated to a commercially scalable and effective design.

Pilot

Our pilot work is in process. Our current work to optimize our design for functional and effective use in specific areas of commercial uses, (like oil sands or food processing) requires knowledge of each industry in order to meet the needs and value proposition of each segment. We have contributors in both of these areas to guide as we create a functional design. We also have technical advisors in the food and beverage, oil and gas and drinking water industries. As financial resources are more available, we can accelerate the actual engineering, manufacturing/assembly and eventually on-site commercial trials to scale. Absent more substantial financial resources, as has been the case in our most recent history, our work continues, albeit at a slower pace. We believe that our work in each of these areas is valuable and substantial from a scientific perspective and will lead to substantial commercial opportunities.

Testing Joint Venture / Strategic Alliance

We are evaluating a proposal to work closely with a leading independent water quality testing organization. The plan would entail the creation of a testing laboratory in our offices in which our AOS Filter would be constructed to process water samples from customers around the globe. Understanding that no two waters are alike, we know that any practical treatment system must be able to deal with the unique characteristics of any customer waters. Under this plan, we would use the AOS Filter to treat the sample water. The treated water sample would be tested by our strategic alliance partner, (the independent lab), to verify the AOS Filter’s effectiveness at dismantling or removing these contaminants. We believe the technical challenges faced by industry and increasing regulatory compliance requirements are so difficult and potentially so capital intensive that these potential customers would gladly pay a nominal charge for this type of screening tool, so that the client could use this information as a way to refine their budgets and capital expenditures to help insure that any solution they invest in will actually work and determine if our AOS Filter is a commercially viable solution for their need. This type of arrangement would provide BioLargo Water a way to refine and optimize its system while, at the same time gather substantial data and generate meaningful revenues. This plan is in its formative stages and requires additional capital. We are working towards this plan as quickly as we are able.

Isan System License

On August 8, 2014, we and our co-owner Peter Holdings Ltd. entered into a manufacturing and distribution license agreement for our Isan system technology with Clarion Water, a new operating division of InsulTech Manufacturing, LLC (www.insultech.com). Insultech has over 20 years of commercial success around the globe representing hundreds of millions in sales of technical products to Fortune 100 companies.

The Isan system leverages the power of iodine to provide the world's most effective disinfection dosing systems. It has been referred to as one of the most important technical advancements in food safety in the past 20 years. It won a “top 50 water company award” by the Artemis Project in 2010 and a DuPont Innovation Award for its excellence in science and innovation in 2004.

Per the terms of the agreement, Clarion receives the exclusive global manufacturing and distribution rights to the Isan system and use of all historical data to support its commercial focus. Clarion will pay BioLargo a patent maintenance fee of $25,000 per year paid quarterly in arrears, and royalties on revenue equal to 10% paid quarterly in arrears. There are no minimum royalty payments for the first two years, but at year three (beginning July 1, 2016) the minimum royalties are $50,000 per quarter, at year four $75,000 per quarter, and at year five and onward $100,000 per quarter. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

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

We have made great strides in our work with the U.S. Government so far this year. In May 2014, our line of “Suction Canister Solidifiers” were issued U.S. Government “National Stocking Numbers”, making them available for order by various government and military agencies, and the Army Medical Material Agency (USAMMA) will include the "Suction Canister Solidifiers" for use in triage and surgery in future U.S. Army troop deployments. Some small troop deployment orders have been placed, and we expect those to continue as existing supplies need to be replaced. In October, we filled a $50,000 order of our Specimen Transport Solidifiers to the Defense Logistics Agency (“DLA”), through our distribution partner Downeast Logistics (the revenues will be reported in the fourth quarter). We are actively bidding on DLA requests for product bids for our Suction Canister Solidifiers, our Specimen Transport Solidifiers, and other products.

We are continuing our efforts to generate “private label” clients. We have fulfilled some small orders for various products that we produced under a third party’s private brand. We are meeting with new potential customers for private label opportunities. We also are in discussions with potential strategic alliance partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities.

Additionally, we continue to seek relationships with established companies for potential technology licenses in which our technology would be incorporated into new products for existing brands, or established products.

Our sales in the CHAPP product category to-date are nominal. Product development, sales, and marketing require significant financial resources that we currently do not have. As such, our progress in this area has been slower than we had hoped. We are actively marketing the technology for licensure to established companies in this industry segment, and are continuing to expand our proof of claims and product designs for various odor and moisture control applications.

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

Clyra is currently in the product development and testing phase for a wound gel and wound cleaner product, and intends ultimately to apply for FDA 510(k) approval for these two products to be sold into the advanced wound care industry. This development work is primarily being conducted in conjunction with our research at the University of Alberta, and we believe is nearing completion. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. The product development process has been more time consuming than originally anticipated, and our limited financial resources have impacted our ability to complete the process. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until 2015. In the interim, we will continue to seek licensing partners, secure additional and dedicated capital resources for Clyra, and refine our product roll out, marketing, and distribution plans. A U.S. patent was recently issued for these products under development.

Intellectual Property

During 2014, we have been awarded the following patents:

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

●     U. S. Patent 8,846,067 issued on September 30, 2014, which encompasses a method of treating a wound or burn on tissue to reduce microbe growth about a wound comprising applying an antimicrobial composition to the wound or burn on tissue using a proprietary stable iodine gel or liquid. This patent covers our technology as used in products being developed by our subsidiary, Clyra Medical Technologies.

Results of Operations—Comparison of the three and nine-month periods ended September 30, 2014 and 2013.

Revenue

We generated $16,448 and $46,821 in product revenues during the three and nine-month periods ended September 30, 2014, and $18,418 and $52,764 in product revenues during the three and nine-month periods ended September 30, 2013. In addition, in the three-month period ended September 30, 2013 we recorded $100,000 in license revenue (initially recorded as a customer deposit in a 2011 transaction with Central Garden & Pet). Our product revenue in the three and nine-month periods ended September 30, 2013, consisted primarily of sales of our Deodorall branded sports equipment spray and Odor-No-More bedding additive. Our product revenue for the three and nine-month periods ended September 30, 2014, consisted primarily of sales of our Odor-No-More bedding additive and our Nature’s Best Science Suction Canister Solidifier and Specimen Transport Solidifier.

Cost of Goods Sold

Our cost of goods sold was $7,731 or 47% and $19,184 or 41% of revenues, excluding the $100,000 license revenue in 2013, for the three and nine-month periods ended September 30, 2014, as compared with $8,381 or 46% and $23,563 or 45% of revenues for the three and nine-month periods ended September 30, 2013. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products.  Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $652,432 and $2,208,461 for the three and nine-month periods ended September 30, 2014, compared to $536,026 and $1,470,936 for the three and nine-month periods ended September 30, 2013, an increase of $116,406 and $737,525, respectively. The increase in 2014 is primarily attributable to the non-cash expense associated with the stock options and common stock issued during 2014 for officer compensation and consulting and professional expenses. The largest components of our selling general and administrative expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $169,566 and $505,849 for the three and nine-month periods ended September 30, 2014, compared to $140,217 and $401,457 for the three and nine-month periods ended September 30, 2013, an increase of $29,349 and $104,392, respectively. The increase is primarily related to additional non-cash expense related to the option issued to our Chief Financial Officer in 2014.

b. Consulting Expenses: These expenses were $191,460 and $501,220 for the three and nine-month periods ended September 30, 2014, compared to $72,167 and $255,383 for the three and nine-month periods ended September 30, 2013, an increase of $119,293 and $245,837, respectively. As noted above, the increase is primarily attributable to the non-cash expense associated with the stock options and common stock issued in 2014.

c. Professional Fees: These expenses were $85,428 and $280,685 for the three and nine-month periods ended September 30, 2014, compared to $134,431 and $287,072 for the three and nine-month periods ended September 30, 2013, a decrease of $49,003 and $6,387, respectively. The decrease is primarily attributable to reduced non-cash expense associated with the fair value of the stock options issued in 2014 compared to the non-cash expense associated with the fair value of stock options issued to professionals in 2013.

d. Investor Relations. These expenses were $87,628 and $352,435 for the three and nine-month periods ended September 30, 2014, compared to $2,255 and $10,988 for the three and nine-month periods ended September 30, 2013, an increase of $85,373 and $341,447, respectively. The increase is due to the retention of an investor and public relations firm that began work in January 2014 as the Company has increased its public market profile.

Research and Development

Research and development expenses were $186,973 and $479,954 for the three and nine-month periods ended September 30, 2014, compared to $267,861 and $603,568 for the three and nine-month periods ended September 30, 2013, a decrease of $80,888 and $123,614. The research and development expenses have declined this year as the major expenditures for the proof of claim for the AOS filter have been satisfied. The levels of spending are consistent with the expansion of our technology into the wound care and water treatment industries and may increase in the future.

Interest expense

Interest expense totaled $3,665 and $313,117 for the three and nine-month periods ended September 30, 2014, compared to $2,528 and $240,556 for the three and nine-month periods ended September 30, 2013, an increase of $1,137 and $72,561, respectively. The three-month period activity is largely due to the interest accrued on the Notes Payable and the lack of new warrant issuances in the quarter. The decrease in the nine month period is the result of the difference in the fair value of the winter 2012 Warrant one-year extension of $233,000 issued in 2013 compared to the interest expense incurred related to the conversion of our note payables in the first quarter of 2014.

Net Loss

Net loss for the three and nine-month periods ended September 30, 2014 was $837,083 and $2,982,095, a loss of $0.01 and $0.04 per share, compared to a net loss for the three and nine-month periods ended September 30, 2013 of $799,108 and $2,194,049, a loss of $0.01 and $0.03 per share. The net loss per share is remaining consistent because the increase in expenses are offset by the increase in the weighted average number of shares issued and outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $151,660 at September 30, 2014. We had a working capital deficit of $358,586 as of September 30, 2014, compared with negative working capital of $605,961 as of December 31, 2013. We had negative cash flow from operating activities of $1,415,421 for the nine-month period ended September 30, 2014, compared to a negative cash flow from operating activities of $827,474 for the nine-month period ended September 30, 2013. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,982,095 for the nine-month period ended September 30, 2014, and an accumulated stockholders’ deficit of $78,274,871as of September 30, 2014. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2014, we had $50,000 principal amount outstanding on a note payable, and $420,930 of outstanding accounts payable.

During the nine-month period ended September 30, 2014, we received an aggregate $1,505,644 gross and $1,475,644 net proceeds pursuant to our private securities offerings, consisting of $787,500 from our Summer 2013 offering, $197,144 from the exercise of our Winter 2012 Warrants, $80,000 from the exercise of our Summer 2013 Warrants, and $245,000 from the Clyra Spring 2014 private securities offering.

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

We anticipate that revenue will come from two sources: sales of Commercial, Household and Personal Care products and from royalties and license fees from our intellectual property. Commercial, Household and Personal Care revenue is recognized upon shipment of the product and all other contingencies have been met. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. As the Company is engaged in research and development activities, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10).  ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

Summer 2014 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) that commenced on June 25, 2014, we sold 455,500 shares of our common stock to six accredited investors, and received gross and net proceeds of $182,000 and $162,000, respectively. Fees related to this offering consisted of $20,000 cash payments and the issuance of 4,688 shares of our common stock at an exercise price of $0.40 per share. The share price on the grant date was $0.47 resulting in additional expense of $328.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased.

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,450,000 shares of our common stock to 24 accredited investors and received $862,500 gross and $857,000 net cash proceeds from the sales. During the nine-month period ended September 30, 2014, we sold 3,190,000 shares of our common stock and received $787,500 gross proceeds from the sales. Fees related to this offering consisted of $15,500 cash payments, $10,000 of which was paid in 2014, and the issuance of 138,400 shares of our common stock in 2014 at an exercise price of $0.25 per share resulting in $34,600 fair value included in additional paid in capital.

Each purchaser of stock received, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. The warrant is exercisable at $0.30 per share, expires on December 31, 2016, and is subject to a call provision in the event BioLargo’s common stock price reaches $0.60 per share over a period of 40 days.

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 4) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception through September 30, 2014, Clyra sold 220 shares of its common stock to five accredited investors and received $245,000 gross and net proceeds from the sale.

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

Summer 2014 Private Securities Offering

On June 25, 2014, we began a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) and through the period ended September 30, 2104, we sold 455,500 shares of our common stock to six accredited investors and received $182,500 gross and $162,000 net cash proceeds from the sales.

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

Payment of Vendor Fees

On September 29, 2014 we issued 56,250 shares of our common stock to a company providing ongoing services as payment for services totaling $22,500. The agreement required we issue common stock at a rate of $0.40 per share, the stock price on the grant date was $0.47 per share.

On September 29, 2014 we issued 17,094 shares of our common stock to a company providing ongoing services as payment for services totaling $10,725. The agreement required we issue common stock at a rate of $0.63 per share, the stock price on the grant date was $0.47 per share.

On September 29, 2014 we issued 11,324 shares of our common stock to consultants providing services as payment for services totaling $10,605. The stock price on the grant date was $0.47 per share.

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

Payment of Officer Salary & other obligation

On September 29, 2014, we issued an aggregate 114,015 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $53,586. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.47 per share.

On June 24, 2104, we issued an aggregate 139,458 shares of our common stock to our officers as payment for accrued and unpaid compensation totaling $90,705. The stock was issued at the closing price of the Company’s common stock on the day of issuance, $0.65 per share.

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

Exercise of Stock Purchase Warrants

On August 29, 2014, we received $24,000 proceeds from the holder of a stock purchase warrant issued in our Summer 2013 Offering, and issued 80,000 shares of our common stock pursuant to the terms of the warrant.

On July 9, 2014, we received $10,000 proceeds from the holder of a stock purchase warrant issued in our Winter 2012 Offering, and issued 20,000 shares of our common stock pursuant to the terms of the warrant.

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

Item 6.	Exhibits

The exhibits listed below are attached hereto:

4.1	Option to purchase common stock issued to Charles K. Dargan dated June 23, 2014 (1)

4.2	Form of Warrant to Purchase Common stock issued to investors in Summer 2014 Private Securities Offering (2)

10.01†	Engagement Extension Agreement dated as of July 17, 2014 between BioLargo, Inc. and Charles K. Dargan, II. (2)

10.2	License Agreement dated August 8, 2014 (2)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1)	Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.
(2)	Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2014	By: /s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Option to purchase common stock issued to Charles K. Dargan dated June 23, 2014 (1)

4.2	Form of Warrant to Purchase Common stock issued to investors in Summer 2014 Private Securities Offering (2)

10.01†	Engagement Extension Agreement dated as of July 17, 2014 between BioLargo, Inc. and Charles K. Dargan, II. (2)

10.2	License Agreement dated August 8, 2014 (2)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.

(2) Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.