Form 10-K
period 2014-12-31
BIOLARGO, INC.
filed 2015-03-31
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 W. Garry Ave., Santa Ana, CA	92704
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $33,486,000 which is based on 49,244,578 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

The number shares outstanding of the issuer’s class of common equity as of March 28, 2015 was 82,999,832; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 24, 2015.

PART I

ITEM 1.	BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Annual Report is as of December 31, 2014, unless expressly stated otherwise.

As used in this report, the term “we” or “Company” refers to BioLargo, Inc., a Delaware corporation, and its subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, and Clyra Medical Technologies, Inc., a California corporation. On January 10, 2014, we formed a Canadian subsidiary BioLargo Water, Inc., wholly owned by Biolargo Water USA, Inc.

Our Business

We make life better by delivering simple and sustainable solutions to big problems. We create and refine intellectual property that forms a foundation from which to build and create break-through products and technology for licensure to commercial partners. Our products harness the power of iodine – “Nature's Best Solution” – to eliminate contaminants that threaten our water, our health and our quality of life.

We invent, patent, prove and partner – to create best-of-class products and technology for commercialization as we build value for our shareholders and deliver benefits to our world.

Invent – Three Platform Technologies

We feature three patent protected platform technologies with diverse product opportunities across multiple industries – the AOS Filter, CupriDyne, and Isan. Each features the use of the all-natural iodine molecule. While they all use iodine, they are quite different in terms of the methods by which they exploit the use of iodine, the form and composition of iodine used, and therefore their function and value proposition can be quite different for each commercial application.

AOS Filter

The AOS Filter is our invention that combines iodine, water filter materials and electrolysis within a water filter device. Our filter generates extremely high oxidation potential in order to oxidize and break-down, or otherwise eliminate, soluble organic contaminants like acids, solvents, sulfurs, oil and gas by-products, and pharmaceutical by-products which are commonly found in all sorts of contaminated water. It also achieves extremely high rates of disinfection to eliminate infectious biological pathogens like salmonella, listeria and ecoli.

Extremely high oxidation potential is the key. The term ‘oxidation potential’ refers to the measure of the performance in which an oxidant is able to ‘break down’ a material through, in simple terms, the addition of oxygen and the transfer of electrons. Two commonly understood examples of oxidation are, as salt air rusts a shipyard anchor, or as fire is able to dismantle wood and turn it into ash. The key to our AOS Filter is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water that flow through the AOS Filter. The extremely high oxidation potential enables the AOS Filter to achieve performance results that researchers at the University of Alberta refer to as, ‘unprecendented’. Our AOS Filter embodies a break-through in science which led to BioLargo's co-founding of an ongoing research chair to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Our work is continually expanding into a number of commercial applications with a key focus on food processing, agriculture and oil and gas. It is an award-winning invention that is supported with science and engineering financial support and grants from various federal and provincial agencies in Canada. The financial support is expanding along with the work to develop commercially available designs. We believe the AOS Filter has an important and substantial commercial opportunity in every segment of the water treatment industry.

CupriDyne®

Our CupriDyne formula is used to deliver iodine within products. It can be delivered in any physical form, and can be combined with other ingredients, like fragrances in our odor control products, and primitive surfactants in our stain and odor products. Additional ingredients can often be added without sacrificing its practical and safe antimicrobial functions. Our product designs include liquids, sprays, gels, powders, coatings and absorbents.

Safe and effective is the key. Each of our product designs delivers nature’s broadest spectrum and most potent disinfectant – iodine – safely and precisely to achieve effective broad-spectrum disinfection, unsurpassed odor and moisture control, and effective and gentle wound healing. Our primary ingredients, as well as reaction by-products, are “generally recognized as safe” (G.R.A.S) by the U.S. Food and Drug Administration as food additives in their basic forms. Its commercial product opportunities are diverse and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” section. We specialize in delivering iodine, nature’s broadest spectrum and most potent disinfectant and essential nutrient, in safe, environmentally friendly, non-staining, non-toxic and effective product designs.

CupriDyne is unique. The iodine most of us are familiar with, sold in pharmacies and used by hospitals, has severe limitations – it is considered toxic, causes staining, and contains a limited dose of the active oxidizing ingredient. Our CupriDyne technology, on the other hand, directly addresses many of these shortcomings – it delivers iodine’s oxidizing ingredient (“free iodine”) with precision, ranging from very small doses up to very large doses with more than 20 times the power of traditional iodine. We can deliver iodine so that it is both non-toxic and non-staining, thus extending its usefulness well beyond historical product applications. Our formulations expand the functionality of our products well beyond simple disinfection.

Isan System

The Isan System is an automated iodine dosing system. It is the winner of a Top 50 Water Technology Award by the Artemis Project and a Dupont Innovation Award. Precise dosing combined with a straight-forward ‘set-it-and-forget-it’ automated computer controlled system is the key. The system features controlled measuring, flow control, dosing and iodine extraction/removal technology as well as an automatic tracking system that precisely delivers iodine in calibrated doses into a water steam or container of water. The Isan system has been proven to substantially reduce the incidence of fungal growth, spoilage, organisms and pathogens in water and on food. The system is able to operate at high flow rates.

First developed in Australia, the Isan system was initially registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand. The system has meaningful use and commercial value in any industry that can benefit from a precise use of iodine in water, like; agriculture, food production and processing, manufacturing, industrial water processes, irrigation supply.

Patent - an Expanding Intellectual Property Estate

During 2014 we were issued five patents. We have 13 patents issued and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio and we have reasonable basis upon which to rely on our patent protections in the field of art in which we practice. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS Filter- when compared to the best of class competition we are

■	100 times more effective

■	less than 1/20th the cost

■	more than 10 times faster

o	CupriDyne

■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.

■	Broad spectrum disinfection (>99.9%)

■	Potent (less than 1/20th the dose of comparable disinfectant [like chlorine] to achieve similar results)

■	Total odor elimination

■	Non-toxic and gentle

■	Increases holding power of absorbents by up to six times

■	Promotes rapid healing (animal care products)

■	De-scaling

■	Eliminates Sulfur

■	Enhanced flocculation

■	Nutritive

o	Isan System

■	Precise iodine dosing

■	Anti-bacterial, anti-fungal, anti-viral

■	Effective against top five plant pathogens

■	Promotes extended shelf-life

■	Enhances root growth and foliage growth for healthier plants

Partner – a Smart Strategic Decision

We seek to develop commercial partnerships with other companies who will partner with us and pay us for a negotiated contractual right to use our intellectual property (patents, formulas, designs, claims, know-how, secrets), in order to expand their business for their own commercial purposes. In those instances, we seek a reasonable deposit, a minimum commitment to volume, some territorial rights, and a percentage of sales for a mutually agreeable term and territory. We believe this licensing model will prove successful and meaningful for our company.

We have chosen to focus on business opportunities that we believe have some combination of the following attributes: a compelling commercial advantage, our products out-perform competing products, market segments in which we have the talent and resources or opportunity to succeed in executing our business plans; and uses where we can identify a compelling cost savings or value offering to increase market share.

We choose to pursue a licensing strategy for its obvious and well-understood high margins, potential for explosive revenue potential and capital conserving features. While this business model can also be highly dependent upon macro-economic factors like the relative stability of the national and international economy as well as cyclical nature of business, politics and climate for innovation and competing technical advances, we believe this is the most appropriate strategy for our company. We have learned from difficult and real life experience. When our commercial licensing partners are under financial pressure from macro-economic and political circumstances, including reorganizations, recapitalization, or consolidation, they hold on to capital and are less likely to take any risk for new product offerings. Timing is critically important. Companies facing circumstances beyond their management’s control are less likely to embrace any risk of innovation. Therefore, our time delays have negatively impacted our company by causing us to invest more capital, do more work, and advance our technology with nominal cash flow to support our work. However, while these delays have occurred and they were difficult, we have been able to maintain our operations, advance our scientific assets, build on our proven claims, refine our designs and we have continued to build a portfolio of both products and technology that we believe will ultimately enjoy meaningful commercial success.

While we have waited out many of the uncertainties of the macro-economic marketplace, we have advanced our commercial purposes and made investments in various aspects of product design, marketing and distribution, but only at an early stage and small level. In those instances, we consider these efforts to be a prelude to an ultimate licensing strategy. This strategy has been slower than we prefer. However, it has created a substantial level of diversification and breadth of potential revenue streams that we believe can and will generate meaningful revenues as they find traction in the marketplace. As we improve our access to capital, strengthen our balance sheet and can begin to generate meaningful cash flow, we believe those commercial opportunities will generate revenue for years to come as our products find their way into the marketplace.

In many situations, our potential licensing partners would prefer that we advance products all the way through proof of claim, manufacturing, market acceptance, well-established distribution and commercial success. While this is obvious, can be intriguing, and the relative benefits that would accrue to our valuation are clear, the risks of failure are equally high and this strategy would require substantially more capital than we have been able to secure during what many believe has been one of the most economically uncertain times in modern history. Therefore, we have chosen to invest our time and resources where we find leverage to move forward, knowing that our technical claims are proven, they are patented and that each product design has a high probability of success to find a partner and generate meaningful returns on our invested capital as our targeted licensing partners seek to deploy capital assets and begin taking advantage of our offering for their own commercial advancements.

Although our technology has commercial applications within many industries, we are focusing our efforts in three areas: water treatment, the companion animal industry, as a segment of the commercial, household and personal care products (“CHAPP”), and “advanced wound care.”

Within these broad categories, we also narrow our product focus to exploit opportunities that we believe are of high-value to potential customers and that present commercially significant opportunities.

We have a number of examples of strategic alliance or partnering initiatives whereby we are advancing both our science, our patents, our proof of claims, or field trials and our commercial opportunities. There are a number of noteworthy examples:

The University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. Our offices and our lab are located within the University of Alberta research center at Discovery Place. Our research team is led by Richard Smith, Ph.D., and our Chief Science Officer, Kenneth Reay Code. We recently added two additional Ph.D. researchers. We are also able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering. We have been awarded a number of financial awards and grants to support our ongoing research and development as we refine the AOS Filter in preparation of commercial pilots and commercial designs. Generally the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient to support work on and around our technology; and second, grants to BioLargo Water, Inc. our Canadian Subsidiary to support ongoing science and engineering to advance our AOS Filter towards commercialization. In both cases, the financial awards support much of the research budget, but not all of the related costs. This cooperative research arrangement has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

Clarion Water

As announced on August 18, 2014, we entered into a manufacturing and distribution license agreement for its Isan® system with Clarion Water, a new operating division of InsulTech Manufacturing, LLC (www.insultech.com), the latter of which has over 20 years of commercial success around the globe representing hundreds of millions in sales of technical products to Fortune 100 companies.

Owned in equal parts by BioLargo, Inc. and Peter Holdings, Ltd., the Isan system leverages the power of iodine to provide the world’s most effective disinfection dosing systems. It has been referred to as one of the most important technical advancements in food safety in the past 20 years. It won a ‘top 50 water company award’ by the Artemis Project in 2010 and a DuPont Innovation Award for its excellence in science and innovation in 2004.

The Isan system delivers Iodine as a powerful, broad-spectrum biocide that is a logical replacement for chlorine in applications involving irrigation supply and post-harvest sanitation.  Through its automated and precise dosing system, the Isan system can help increase the quality and shelf life of fruits, vegetables, and other produce, is effective against a host of bacteria and fungi, and helps producers conform to increasingly stringent food safety regulations such as the Hazard Analysis and Critical Control Points (HACCP), which addresses food safety through the analysis and control of raw material hazards.

The Isan system has been validated through early stage commercialization and comprehensive testing conducted in Australia and New Zealand. Clarion intends to leverage this early work and focus initial commercialization efforts on the vast opportunities for the technology in improving plant quality and shelf life as well as explore additional opportunities for use in select industrial applications.

Tom Bercaw, President and Founder of Clarion Water has commented, “We are excited about the significant opportunities for the Isan technology around the world. We conducted extensive market research to validate the high global demand for water disinfection systems with the performance and features of the Isan system.  The system features a green, environmentally friendly design focused on solving many of the critical issues faced by agriculture, industry, municipalities and others with regard to safe, effective and responsible water treatment. In addition, the Isan system has been proven to enhance food safety and HACCP compliance, which has been an ever increasing concern in the US and abroad. We believe the Isan system is a good fit for our talents, experience and market presence.”

Per the terms of our license agreement, Clarion receives the exclusive global manufacturing and distribution rights to the Isan system and use of all historical data to support its commercial focus. Clarion will pay BioLargo a patent maintenance fee of $25,000 per year paid quarterly in arrears, and royalties on revenue equal to 10% paid quarterly in arrears. There are no minimum royalty payments for the first two years, but at year three (beginning July 1, 2016) the minimum royalties are $50,000 per quarter, at year four $75,000 per quarter, and at year five and onward $100,000 per quarter. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BioLargo and Peter Holdings received a royalty advance of $100,000 upon execution of a letter of intent in February of 2014, which will be applied to royalties received during the first two years of the agreement. BioLargo retains certain marketing rights to help develop clients for Clarion.

In February of 2015, Clarion Water introduced the new and improved Isan System at the world's largest agricultural trade show, the World AG Expo, as part of its commercial launch into the U.S. market.

Since licensing the technology from BioLargo last August, Clarion has completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials.

Downeast Logistics

In late 2013, we entered into a cooperative selling and distribution agreement with Downeast Logistics, a certified “Service-Disabled Veteran-Owned Small Business” (SDVOSB), as our distribution partner to facilitate our first order to the US Government. Downeast has been instrumental in developing ongoing sales to the United States Military. We have six products with National Stocking Numbers, and we have recently secured a $150,000 “Indefinite Delivery Purchase Order” (IDPO) for its Specimen Transport Solidifier pouches by the U.S. Defense Logistics Agency (DLA). The purchase order allows the DLA to purchase the product at agreed-upon prices for the following 12 months. In exchange, the company is awarded the contract to be the exclusive supplier of the designated product under the IDPO. The DLA has the option to expand the maximum award up to $300,000 for the year.

Downeast Logistics has operated for more than thirteen years, and will continue to offer our products through multiple channels of the US Government. Its designation as a SDVOSB places Downeast Logistics within a group of highly sought after vendors to the US government. Odor-No-More has registered, and is in the process of registering, itself as well as its products with several procurement agencies of the US Government.

Independent Sales Representatives

We have a number of independent representatives developing selling channels for our odor control products. We are in customer trials for our smoke-odor eliminating products. The response has been excellent and we have received the highest marks for performance that is superior to the competing products. We continue to support these selling efforts with samples, training, selling materials and competitive bulk pricing. While we cannot predict the timing or outcome of these efforts, we are confident in our products ability to outperform the competition.

Multinationals

We have entered into technical non-disclosure agreements with very large companies to evaluate our AOS Filter and discuss potential strategic alliances. The claims we have put forth are well received. The focus of discussions has moved from efficacy, which is accepted, to a business case discussion relative to capital and time to market and the potential return on investment. While these discussions are ongoing, we continue to advance our science and proven claims. We are highly encouraged that our AOS Filter has an important role in commerce.

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

Clyra is currently in the product development and testing phase for a wound gel and wound cleaner product, and, subject to sufficient financial resources, intends ultimately to apply for FDA 510(k) approval for these two products to be sold into the advanced wound care industry. This development work is primarily being conducted in conjunction with our research at the University of Alberta, and we believe is nearing completion. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. The product development process has been more time consuming than originally anticipated, and our limited financial resources have impacted our ability to complete the process. Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until late 2015 or early 2016. In the interim, we will continue to seek licensing partners, secure additional and dedicated capital resources for Clyra, and refine our product roll out, marketing, and distribution plans. A U.S. patent was recently issued for these products under development.

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

In 2013 and 2014, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed two U.S. patent applications, each comprised of multiple individual claims, and received notice of allowance or were granted five patents by the USPTO. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

During 2015 we plan to continue to advance our proof of claims, inventions and patent filings.

We incurred $742,247 in 2013 and $642,923 in 2014 in expense related to our research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. During 2014, we were awarded five patents. The description of our intellectual property, as present, is as follows:

Patents

●     U.S. Patent 8,846,067 issued on September 30, 2014, which encompasses a method of treating a wound or burn on tissue to reduce microbe growth about a wound comprising applying an antimicrobial composition to the wound or burn on tissue using a proprietary stable iodine gel or liquid. This patent covers our technology as used in products being developed by our subsidiary, Clyra Medical Technologies.

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

●     U.S. Patent 6,328,929, issued on December 11, 2001, titled “Method of delivering disinfectant in an absorbent substrate”, relating to method of delivering disinfectant in an absorbent substrate.

●     U.S. Patent 8,021,610, issued on September 20, 2011, titled “System providing antimicrobial activity to an environment”, relating to the reduction of microbial content in a land mass.

●     U.S. Patent 7,867,510, issued on January 11, 2011, titled “Material having antimicrobial activity when wet”, relating to articles for delivering stable iodine-generating compositions.

●     U.S. Patent 6,146,725, issued on November 14, 2000, titled “absorbent composition”, relating to an absorbent composition to be used in the transport of specimens of bodily fluids.

Pending Patent Applications

U.S. Patent Application 12/220,484 (filed July 24, 2008), relating to the use of an article for application to a surface to provide antimicrobial and/or anti-odor activity. At least one of the reagents is coated with a water-soluble, water dispersible or water-penetrable covering that prevents ambient conditions of 50% relative humidity at 25ºC from causing more than 10% of the total reagents exposed to the ambient conditions from reacting in a twenty-four hour period.

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

Corporate

We acquired the “BioLargo technology” in an asset purchase transaction in 2007. BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board (now called the OTCQB – the OTC Markets “Venture Marketplace”) under the trading symbol “BLGO”.

In January 2006, we formed BioLargo Life Technologies, Inc., as a wholly owned subsidiary, to hold our intellectual property. In January 2010, we began operating Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line. In 2012 we formed Clyra Medical Technologies, Inc. to develop and market medical products based on our technology. As of December 31, 2014, we own 79% of Clyra. In 2013, we formed BioLargo Water USA, Inc., to develop and market our AOS water filter technology. Most recently, in 2014, we formed Canadian corporation BioLargo Water, Inc., as a subsidiary of BioLargo Water USA, Inc.

Our offices are located at 3500 W. Garry Avenue, Santa Ana California 92704. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also archive investor and stockholder communications at www.BioLargoShares.blogspot.com. A number of our products are offered at www.odornomore.com, www.naturesbestsolution.com, and www.deodorallsport.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2014 our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Kenneth R. Code: Chief Science Officer

●	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano also serves as president of our wholly owned subsidiary, Odor-No-More, Inc. Steven V. Harrison is president of our subsidiary Clyra Medical Technologies, Inc. Mr. Calvert is president of our technology holding company, BioLargo Life Technologies, Inc., and of BioLargo Water USA, Inc. Richard Smith is president of our subsidiary BioLargo Water, Inc.

Employees

As of December 31, 2014, we employed nine full-time employees, three of which are Ph.D.s doing research and development in Canada. We also utilize consultants on an as needed basis who provide certain specified services to us.

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

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded the majority of our activities through the issuance of debt or equity securities. We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our technology. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2013 and 2014 was $1,212,252 and $1,718,621, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continue to use cash in 2015 as it becomes available and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

Moreover, should any of these opportunities result in definitive agreements being executed or consummated, we may be required to expend additional monies above and beyond our current operating budget to promote such endeavors. No such financing is in place at this time for such endeavors and we cannot assure you that any such financing will be available, or if it is available whether it will be on terms that are favorable to the company.

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

Although we are generating limited revenue from the sale of our products, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional financings to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, our business plans will suffer and may fail.

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

We expect our operating expenses will continue to fluctuate significantly in 2015 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

We have been may become subject to product liability claims.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel in multiple foreign countries and the payment of patent application fees in multiple foreign countries on or before filing deadlines set forth by the International Patent Cooperation Treaty (“PCT”). We therefore choose to file patent applications only in foreign countries where we believe the commercial opportunities require it, considering our available financial resources and the needs for our technology. This has resulted, and will continue to result, in the irrevocable loss of patent rights in all but a few foreign jurisdictions.

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

We are subject to risks related to future business outside of the United States.

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

Most of the chemicals and other key materials that we use in our business, such as minerals, fiber materials, and packaging materials, are neither generally scarce nor price sensitive, but prices for such chemicals and materials can be cyclical. Super Absorbent Polymer (SAP) beads, which are a petrochemical derivative, have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present. Should the volume of our sales increase dramatically, we may have difficulty obtaining SAP beads or other raw materials at a favorable price. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

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

Rules put in place by the Financial Industry Regulatory Authority (FINRA) require broker-dealers to perform due diligence before depositing unrestricted common shares of penny stocks, and as such, some broker-dealers, including large national firms, are refusing to deposit unrestricted common shares of penny stocks. As such, it may be more difficult for purchases of shares in our private securities offerings to deposit the shares with broker-dealers and sell those shares on the open market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our offices are located at 3500 W. Garry Avenue, Santa Ana, California 92704. In 2014, we opened an office and laboratory on the University of Alberta Campus at Discovery Place, located at 6020 118th Street, Edmonton, Alberta to facilitate continued collaboration with the University’s research teams on the AOS Filter pilot work.

ITEM 3.	LEGAL PROCEEDINGS

On February 11, 2013, a lawsuit was filed against us in the Los Angeles Superior Court by Lance Jon Kimmel, an attorney who provided legal advice to us from 2006 through 2009. The lawsuit seeks the recovery of $106,669 in unpaid legal fees. We are vigorously defending this lawsuit, and have filed a cross-complaint against Mr. Kimmel for Breach of Contract, Breach of Fiduciary Duty, and Unjust Enrichment.

We are not defendants in any other litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”.

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2013		2014
	High	Low	High	Low
First Quarter	$0.33	$0.24	$0.54	$0.24
Second Quarter	$0.39	$0.25	$1.09	$0.36
Third Quarter	$0.39	$0.22	$0.83	$0.45
Fourth Quarter	$0.27	$0.15	$0.53	$0.31

The closing bid price for our common stock on March 30, 2015, was $0.[ ] per share. As of such date, there were approximately 660 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,601,086	$0.44	3,398,914
Equity compensation plans not approved by security holders (2)	18,007,166	0.40	n/a
Total	26,608,252	$0.41	3,398,914

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

(2)

This includes various issuances to specific individuals either as a conversion of un-paid obligations or as part of their agreement for services. Each issuance is itself a plan and additional detail is available in Note [9] of our financial statements.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on

Form 8-K.

December Note Offering

In December 2014, we received $200,000 and issued convertible promissory notes with a maturity date in December 2015, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which right terminates three years after the date of issuance. We issued warrants to purchase an aggregate 350,000 shares. Each noteholder may exchange the note for the securities offered in our current private securities offering.

Summer 2014 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) that commenced on June 25, 2014 through

December 31, 2014, we sold 717,500 shares of our common stock to ten accredited investors, and received gross and net proceeds of $287,000 and $267,000, respectively. Fees related to this offering consisted of $20,000 cash payments and the issuance of 10,764 shares of our common stock at an exercise price of $0.40 per share.

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

Payment of Vendor Fees

On December 26, 2014, we issued 21,721 shares of our common stock to a company providing ongoing services as payment for services totaling $10,725. The agreement required we issue common stock at a rate of $0.50 per share. The stock price on the grant date was $0.35 per share.

On October 31, 2014, we issued 18,750 shares of our common stock to a company providing ongoing services as payment for services totaling $7,500. The agreement required we issue common stock at a rate of $0.40 per share, the stock price on the grant date was $0.53 per share resulting in additional expense of $2,438.

Payment of Officer Salary and other obligations

On December 26, 2014, we issued and aggregate 327,444 shares of our common stock to our Chief Executive Officer, Chief Technology Officer and Vice President for accrued and unpaid obligations totaling $114,386. The common stock was issued at a rate of $0.35 per share; the stock price on the grant date was $0.35 per share.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2014 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2014 and 2013

Revenue

We generated $111,547 in product revenues during the year ended December 31, 2014, compared with $67,946 during the year ended December 31, 2013. In addition, in the year ended December 31, 2013, we recorded $100,000 in license revenue from a customer deposit (related to a 2011 transaction with Central Garden & Pet). See Note 3 of our financial statements for additional information. Our 2014 product revenue consisted primarily of sales of our Odor-No-More branded products, primarily to the United States government (including the military). Our 2013 product revenue consisted primarily of sales of our Odor-No-More branded products and Deodorall branded products.

Cost of Goods Sold

Our cost of goods sold during 2014 was $55,999, or 50% of product revenues, as compared with $29,656 in 2013, or 44% of 2013 revenues. Our cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries related to the product development and manufacturing. Because we have not achieved a large or consistent revenue base, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in higher fluctuations. The difference in the percentage of product revenues in 2014 versus 2013 is due to such fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $2,793,119 for the year ended December 31, 2014, compared to $2,004,777 for the year ended

December 31, 2013, an increase of $788,342. The increase is primarily related to the increase in fair value of stock option compensation in 2014 versus 2013, additional expense related to the establishment of a research center in Alberta, Canada and the retention of an investor relations firm in 2014. The largest components of the increase in selling, general and administrative expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $675,415 for the year ended December 31, 2014, compared to $551,753 for the year ended December 31, 2013, an increase of $123,662. The increase is primarily attributable to fair value of the options issued to our Chief Financial Officer in 2014 compared to option issuances in 2013.

b. Consulting Expenses: These expenses were $632,830 for the year ended December 31, 2014, compared to $377,569 for the year ended December 31, 2013, an increase of $255,261. The increase is primarily attributable to fair value of the options issued in 2014 compared to option issuances in 2013.

c. Professional Fees: These expenses were $362,513 for the year ended December 31, 2014, compared to $373,322 for the year ended December 31, 2013, a decrease of $10,809. The use of and payment to professionals was consistent between 2014 and 2013.

d. Investor Relations: These expenses were $401,185 for the year ended December 31, 2014, compared to $15,793 for the year ended December 31, 2013, an increase of $385,392. The increase is due to the retention of an investor and public relations firm that began work in January 2014 as the Company has increased its public market profile.

Research and Development

Research and development expenses were $642,923 for the year ended December 31, 2014, compared to $742,247 for the year ended December 31, 2013, a decrease of $99,324. The decrease is due to a reduction in product development activities associated with the development of our advanced wound care products, offset by a continued development of our water treatment and oil and gas products.

Interest expense

Interest expense totaled $348,153 for the year ended December 31, 2014, compared to $281,591 for the year ended December 31, 2013, an increase of $66,562. The increase is primarily due to the conversion of notes payable into shares of our common stock in 2014.

Net Loss

Net loss for the year ended December 31, 2014 was $3,739,567, a loss of $0.05 per share, compared to a net loss for the year ended December 31, 2013 of $2,901,245, a loss of $0.04 per share. The increase in net loss per share for the year ended December 31, 2014 is primarily attributable to the increase in non-cash expenses recorded in Selling, General and Administrative expenses from the issuance of stock and stock options in exchange for services and accrued and unpaid payables and the retention of an investor relations firm, offset by the increase in number of shares outstanding.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $154,460 at December 31, 2014. We had negative working capital of $422,347 as of December 31, 2014, compared with negative working capital of $605,961as of December 31, 2013. We had negative cash flow from operating activities of $1,718,621 for the year ended December 31, 2014, compared to a negative cash flow from operating activities of $1,212,252 for the year ended December 31, 2013. We used cash from financing activities to fund operations.  Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash. See Note 1 for a discussion of the presentation and preparation of the financial statements on a going concern basis.

Since we continue to be limited in terms of our capital resources, we are continuing to raise investment funds through private securities offerings. During the year ended December 31, 2014, we received gross proceeds of $1,810,644 from our financing activities. (See Note 5 and Note 11). We will be required to raise substantial additional capital to continue our current operations, as well as to meet our liabilities as they become due, if our efforts to commercialize our technology do not generate cash flow in the near future. There can be no assurance that we will be able to do so. If we are unable to do so, and our operations do not generate sufficient cash, we will be compelled to reduce or curtail certain activities to preserve cash, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property. If we were forced to significantly curtail aspects of our operations, there would be a material adverse impact on our future outlook, as well as our current financial condition and results of operations.

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

Share-based Payments

It the Company’s policy to expense share-based payments as of the date of grant in accordance with Auditing Standards Codification Topic 718 “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2014.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders, currently scheduled to be held on June 24, 2015 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007 (1)
3.2	Certificate of Designations creating Series A Preferred Stock (2)
3.3	Bylaws, as amended and restated (3)
4.1	BioLargo, Inc. 2007 Equity Incentive Plan (4)
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan (5)
4.3	Form of Warrant issued in the Winter 2012 Offering (6)
4.4	Non-Qualified Stock Option agreement dated April 9, 2012 between the Company and its Chief Financial Officer Charles K. Dargan II. (7)
4.5	Form of Warrant issued in Summer 2012 Offering (8)
4.6*	Form of Clyra Warrant issued in Clyra Winter 2012 Offering
4.7*	Form of BioLargo Warrant issued in Clyra Winter 2012 Offering
4.8	Amendment to Szolomayer stock purchase option (9)
4.9*	Form of Warrant issued in Summer 2013 Offering
4.10*	Form of Warrant issued in Winter 2013 Offering
4.11	Non-Qualified Stock Option agreement dated July 17, 2013 between the Company and its Chief Financial Officer Charles K. Dargan II. (10)
4.12*	Form of Options issued (outside of Equity Incentive Plan)
4.13*	Line of Credit
4.15*	Form of Clyra Warrant issued in Clyra Spring 2014 Offering
4.17	Option issued to Charles K. Dargan dated June 23, 2014 (11)
4.18	Form of Warrant issued in Summer 2014 Offering (12)
4.19*	Form of Note issued in December 2014/January 2015 (note 5)
4.20*	Form of Warrant issued to December 2014/January 2015 noteholders (note 5)
4.21*	Form of Convertible Promissory Note issued in 2015 Unit Offering
4.22*	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering
10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (1)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (1)
10.3†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert (9)
10.4†	Amendment to the April 30, 2007 Employment Agreement between the Company and Kenneth R. Code (9)
10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (13)
10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (13)
10.7†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (14)

10.8†	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (15)
10.9†	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (16)
10.10†	Engagement extension agreement with Charles K. Dargan dated July 17, 2013 (10)
10.11	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (17)
10.12	Consulting Agreement dated as of August 12, 2011 between BioLargo, Inc., and Steven V. Harrison (18)
10.14	Commercial Lease Agreement for 3500 Garry Avenue (19)
10.15†	Engagement extension agreement with Charles K. Dargan dated June 23, 2014 (20)
10.16	License Agreement with Insultech Manufacturing LLC dba Clarion Water (21)
10.17*	Commercial lease agreement (Canada)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.

(3)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(4)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(5)	Incorporated herein by reference from the Def 14C filed by the Company on May 2, 2011.
(6)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2012
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on April 10, 2012.
(8)	Incorporated herein by reference from the Form 10-Q for the three-month period ended September 30, 2012.
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on December 31, 2012.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on June 25, 2014
(12)	Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(15)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(16)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on August 15, 2011.
(19)	Incorporated herein by reference from the Form 8-K filed by the Company on May 2, 2013.
(20)	Incorporated herein by reference from the Form 8-K filed by the Company on June 25, 2014
(21)	Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 31, 2015	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board,	March 31, 2015
Dennis P. Calvert	Chief Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 31, 2015
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 31, 2015
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President,	March 31, 2015
Joseph L. Provenzano	Corporate Secretary and Director

/s/ Gary A. Cox	Director	March 31, 2015
Gary A. Cox

/s/ Dennis E. Marshall	Director	March 31, 2015
Dennis E. Marshall

/s/ Kent C. Roberts III	Director	March 31, 2015
Kent C. Roberts III

/s/John S. Runyan	Director	March 31, 2015
John S. Runyan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc.

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. (the “Company”) as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2013 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. as of December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and has limited capital resources, negative working capital, and a net stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HASKELL & WHITE LLP

/S/HASKELL & WHITE LLLP

March 31, 2015

Irvine, California

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2014

	December 31, 2013	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,437	$154,460
Accounts receivable, net of allowance	3,929	5,617
Inventory	29,830	25,514
Prepaid asset	—	45,000

Total current assets	126,196	230,591

OTHER ASSETS, NET	40,997	30,077

TOTAL ASSETS	$167,193	$260,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,157	$494,938
Notes payable	325,000	250,000
Discount on convertible note payable	—	(192,000)
Deposit	—	100,000

Total Current Liabilities	732,157	652,938

TOTAL LIABILITIES	732,157	652,938

COMMITMENTS, CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS’ DEFICIT
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2013 and December 31, 2014, respectively.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 75,123,014 and 82,909,300 Shares Issued, at December 31, 2013 and December 31, 2014, respectively.	50,069	55,293
Additional Paid-In Capital	74,849,492	78,511,529
Accumulated Deficit	(75,327,603)	(79,019,719)
Noncontrolling interests	(136,922)	60,627

Total Stockholders’ Deficit	(564,964)	(392,270)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$167,193	$260,668

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

	2013	2014

Revenue
License fee	$100,000	$-
Product	67,946	111,547
Total revenue	167,946	111,547

Cost of goods sold	29,656	55,999

Gross Margin	138,290	55,548

Costs and expenses
Selling, general and administrative	2,004,777	2,793,119
Research and development	742,247	642,923
Amortization	10,920	10,920

Total costs and expenses	2,757,944	3,446,962

Loss from operations	(2,619,654)	(3,391,414)

Interest expense, net	(281,591)	(348,153)

Net loss	$(2,901,245)	$(3,739,567)
Net loss from our controlling interests	(2,528,323)	(3,692,116)
Net loss from our noncontrolling interests	(372,922)	(47,451)

Loss per common share – basic and diluted
Loss per share	$(0.04)	$(0.05)

Weighted average common share equivalents outstanding	72,950,208	80,017,035

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

	Common Stock		Additional
	Number of	Par Value	Paid-In	Accumulated	Noncontrolling
	Shares	$.00067	Capital	Deficit	Interest	Total

BALANCE DECEMBER 31, 2012	70,713,830	$46,897	$72,462,711	$(72,799,280)	$—	$(289,672)
Issuance of stock for cash received as part of Winter 2013 PPM @ $0.30	2,333,329	1,569	698,431	—	—	700,000
Fees paid for Winter 2013 PPM	—	—	(67,000)	—	—	(67,000)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	260,000	176	64,824	—	—	65,000
Fees paid for Summer 2013 PPM	—	—	(5,500)	—	—	(5,500)
Cash received from Clyra Winter 2013 PPM	—	—	—	—	240,000	240,000
Fees paid for Clyra Winter 2013 PPM	—	—	—	—	(4,000)	(4,000)
Fair value of one-year extension for 2012 Warrant	—	—	247,412	—	—	247,412
Issuance of stock for services to consultants	332,091	432	93,476	—	—	93,908
Issuance of options for accrued and unpaid obligations to vendors	—	—	594,209	—	—	594,209
Issuance of stock for accrued and unpaid obligations to officers	1,483,764	995	418,229	—	—	419,224
Issuance of options to board of directors	—	—	342,700	—	—	342,700
Net loss for the year ended December 31, 2013	—	—	—	(2,528,323)	(372,922)	(2,901,245)

BALANCE DECEMBER 31, 2013	75,123,014	50,069	74,849,492	(75,327,603)	(136,922)	(564,964)

Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	3,328,400	2,234	795,266	—	—	797,500
Fees paid for Summer 2013 PPM	—	—	(10,000)	—	—	(10,000)
Conversion of note payables	1,360,000	911	583,889	—	—	584,800
Issuance of stock for cash received as part of Summer 2014 PPM @ $0.40	728,264	489	286,511	—	—	287,000
Fees paid for Summer 2014 PPM	—	—	(20,000)	—	—	(20,000)
Cash received from Clyra Winter 2014 PPM	—	—	—	—	245,000	245,000
Issuance of stock for exercise of Winter 2012 Warrant @ $0.50	492,860	329	196,815	—	—	197,144
Issuance of stock for exercise of Summer 2013 Warrant $0.30	280,000	188	83,812	—	—	84,000
Issuance of stock in exchange for Clyra shares	300,000	201	(201)	—	—	—
Issuance of stock for option conversion	41,875	28	(28)	—	—	—
Issuance of stock for services to consultants	590,476	397	379,834	—	—	380,231
Issuance of options for accrued and unpaid obligations to vendors	—	—	388,377	—	—	388,377
Issuance of stock for accrued and unpaid obligations to officers	664,411	447	294,351	—	—	294,798
Issuance of options to board of directors	—	—	483,411	—	—	483,411
Fair Value of Warrant and conversion feature of our convertible notes	—	—	200,000	—	—	200,000
Net loss for the year ended December 31, 2014	—	—	—	(3,692,116)	(47,451)	(3,739,567)

BALANCE DECEMBER 31, 2014	82,909,300	$55,293	$78,511,529	$(79,019,719)	$60,627	$(392,270)

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2014

	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,901,245)	$(3,739,567)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash expense related to options issued to officers and board of directors	342,700	483,411
Non-cash expense related to the issuance of stock for services to officers and board of directors	419,224	269,616
Non-cash expense related to options and warrants issued to consultants	544,109	388,377
Non-cash expense related to stock issued to consultants	79,593	372,161
Issuance of stock for interest expense for converted note payables	—	291,574
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	247,412	8,000
Amortization expense	10,920	10,920
Increase (decrease) in cash from change in:
Accounts receivable	7,677	(1,688)
Inventory	24,155	4,316
Prepaid asset	—	(45,000)
Accounts payable and accrued expenses	132,200	139,259
Deferred revenue	(18,997)	—
Customer deposits	(100,000)	100,000

Net Cash Used In Operating Activities	(1,212,252)	(1,718,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of stock and exercise of warrants	692,500	1,335,644
Net proceeds from the sale of stock in subsidiary	236,000	245,000
Proceeds from note payables	225,000	200,000

Net Cash Provided By Financing Activities	1,153,500	1,780,644

NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,752)	62,023
CASH AND CASH EQUIVALENTS — BEGINNING	151,189	92,437

CASH AND CASH EQUIVALENTS — ENDING	$92,437	$154,460

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$6,733
State Taxes	$2,782	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Convertible Noteholders accrued and unpaid interest	$—	$584,400
Fees as part of our private security offerings	$—	$34,600

Fair value of warrants and beneficial conversion feature related to convertible note offerings	$247,412	$200,000

See accompanying notes to consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements for the year ended December 31, 2014, we had a net loss of $3,739,567, and, at December 31, 2014, we had negative working capital of $422,347, current assets of $230,591, an accumulated deficit of $79,019,719, and a net stockholders’ deficiency. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $154,460 at December 31, 2014. We generated revenues of $111,547 in the year ended December 31, 2014, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of December 31, 2014, we had $250,000 principal amount outstanding on our notes payable (see Note 5), and $494,938 of outstanding accounts payable. (See Note 10.)

During the year ended December 31, 2014, we received $1,335,644 net proceeds from our private securities offerings. (See Note 4.) We received $245,000 from the sale of stock in our subsidiary Clyra and we also received $200,000 net proceeds from convertible note obligations. (See Note 5.)

In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Organization

We were initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. We operate five subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012, BioLargo Water, Inc., organized under the laws of the State of California in 2013 and BioLargo Water Canada, organized under the laws of Canada in 2014.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Overview

We feature three patent protected platform technologies with diverse product opportunities across multiple industries – the AOS Filter, CupriDyne, and Isan. Each features the use of the all-natural iodine molecule. While they all use iodine, they are quite different in terms of the methods by which they exploit the use of iodine, the form and composition of iodine used, and therefore their function and value proposition can be quite different for each commercial application.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution. As of December 31, 2014, our cash deposits were less than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, we do not anticipate non-performance.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $3,818 at December 31, 2013 and December 31, 2014.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	December 31, 2013	December 31, 2014
Raw materials	$26,080	$18,816
Finished goods	3,750	6,698
	$29,830	$25,514

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the years ended December 31, 2013 and 2014 we recorded amortization expense totaling $10,920.

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2013 and 2014, management determined that there was no impairment of its long-lived assets.

Equipment

Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets which is three years to 7 years. As of December 31, 2013 and 2014, our equipment was fully depreciated.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2013 and 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Share-based Payments

All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their fair values.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013 and 2014 we recorded an aggregate $39,200 and $25,200 in selling, general and administrative expense related to options issued pursuant to the 2007 Plan.

During the years ended December 31, 2013 and 2014 we recorded an aggregate $892,309 and $846,588 in selling, general and administrative expense related to options issued outside of the 2007 Plan.

During the year ended December 31, 2014 we issued 664,411 shares of our common stock to our President, Chief Technology Officer and Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $294,798.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company's financial instruments as of December 31, 2013 and 2014 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 on the Company’s financial statement presentation and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10).  ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Customer Deposit

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal funding source of the development of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from the intellectual property on an equal 50/50 basis. In February 2014, we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

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

Note 4. Private Securities Offerings

Summer 2014 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) that commenced on June 25, 2014 through December 31, 2014, we sold 717,500 shares of our common stock to ten accredited investors, and received gross and net proceeds of $287,000 and $267,000, respectively. Fees related to this offering consisted of $20,000 cash payments and the issuance of 10,764 shares of our common stock at an exercise price of $0.40 per share.

Each purchaser of stock will receive, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception of the offering, Clyra sold 245 shares of its common stock to five accredited investors and received $245,000 gross and net proceeds from the sale.

Each purchaser of stock received, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock. (See Note 7.)

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

Clyra Winter 2012 Private Securities Offering

On December 17, 2012, our subsidiary Clyra (see Note 12) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. The offering closed December 2013 and from inception Clyra sold 240 shares of its common stock to four accredited investors and received $240,000 gross and $236,000 net proceeds.

In April 2013, Clyra modified the terms of its offering, such that, in addition to shares of Clyra common stock, each Clyra investor would receive a warrant (“Clyra 2012 Warrants”) to purchase an additional number of shares of Clyra common stock as originally purchased by the investor, at a price of $1,833 per share, until July 30, 2015. The offering terms were also modified to increase the number of shares of BioLargo common stock into which the Clyra investor could convert his or her Clyra shares, from 2,858 to 3,333.3 of BioLargo common stock. The number increased in September 2013 to 4,000 shares of BioLargo common stock. The date until which the investor may tender Clyra shares to BioLargo for conversion was extended to July 30, 2015. The Clyra investors will not receive any further warrants to purchase additional BioLargo common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes and Convertible Notes Payable

In December 2014, we received $200,000 and issued convertible promissory notes with a maturity date in December 2015, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which right terminates three years after the date of issuance. We issued warrants to purchase an aggregate 350,000 shares. Each noteholder may exchange the note for the securities offered in our current private securities offering.

The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $200,000 discount on the note payables, of which $8,000 was amortized as interest expense for the year ended December 31, 2014.

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

Note 6. Conversion of Notes Payable

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, resulting in a fair value of $584,800, as payment for an aggregate $275,000 in principal and $65,000 of accrued and unpaid interest expense for three promissory notes (originally issued on June 8, 2010, October 28, 2013, and November 15, 2013, detailed below). Our stock price on the date of issuance was $0.43 per share, resulting in an additional financing costs of $244,800 which was recorded as interest expense.

On June 8, 2010, we received $100,000 and issued a promissory note with an initial maturity date of December 3, 2010, which accrues interest at a rate of 10%. The noteholder, for no additional consideration, received a stock purchase warrant entitling the holder to purchase 50,000 shares of our common stock, exercisable at $0.50 per share until June 3, 2013. (See Note 7.) The maturity date of the note was extended to December 3, 2011, to December 3, 2012. On December 28, 2012, the note holder agreed to extend the maturity date of the note by a period of one year to December 31, 2013. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, exercisable until June 3, 2014. The fair value of this warrant totaled $6,805 and was recorded as interest expense. (See Note 7.) On December 31, 2013, the note holder agreed to extend the maturity date of the note January 14, 2015. As consideration for the extension, we issued the noteholder 60,000 shares of our common stock at $0.25 per share and recorded $15,000 in interest expense, and a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, exercisable until January 14, 2017. The fair value of this warrant totaled $14,412 and was recorded as interest expense. (See Note 7.) On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

On November 15, 2013, we received $100,000 and issued a promissory note with a maturity date of November 30, 2014, which accrued interest at a rate of 10%. On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

On October 28, 2013, we received $75,000 and issued a promissory note with a maturity date of October 31, 2014, which accrued interest at a rate of 10%. On March 26, 2014, this note was paid in full by the issuance of our common stock as detailed above.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2012	8,390,741	$0.125	-	1.00
Issued	3,503,328	$0.25	-	0.50
Exercised	—		--
Expired	(1,275,298)	$0.50	-	1.00
Outstanding as of December 31, 2013	10,618,771	$0.125	-	1.00
Issued	5,185,001	$0.30	-	0.75
Exercised	(674,288)	$0.30	-	0.50
Expired	(6,291,362)	$0.50	-	1.00
Outstanding as of December 31, 2014	8,838,122	$0.125	-	1.00

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

	2013			2014
Risk free interest rate	0.15%	-	0.78%	0.09%	-	1.55%
Expected volatility	112%	-	262%	184%	-	349%
Expected dividend yield		--			--
Forfeiture rate		--			--
Expected life in years	1	-	3	1	-	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

We recorded $247,412 and $8,000 of interest expense related to the amortization of the discount on convertible notes, for the extension of warrants set to expire, and for the fair value of warrants issued for services for the years ended December 31, 2013 and 2014, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued concurrently with Convertible Note Payables.

See Note 4 for a description of warrants to purchase an aggregate 350,000 shares of our common stock at $0.30 per share issued in December 2014.

Summer 2014 Warrants

On June 25, 2014, we began a private offering of our common stock at a price of $0.40 per share. (See Note 4.) Per the terms of the Summer 2014 offering and through the year ended December 31, 2014, we issued warrants to purchase 717,500 shares of our common stock. The warrant is exercisable at $0.75 per share, will expire on July 31, 2019, and is subject to a call provision in the event (i) the closing price of the Common Stock for each of twenty (20) consecutive business days, exceeds $1.50 per share (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the date of issuance of this Warrant), (ii) the Restricted Stock is subject to resale pursuant to 17 C.F.R. 230.144 (“Rule 144”) or pursuant to any other exemption from registration under to the Securities Act of 1933, as amended and (iii) the Shares underlying the Warrant are registered with the SEC.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), we issued warrants to purchase up to an aggregate 3,450,000 shares of our common stock at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,190,000 shares of our common stock during the year ended December 31, 2014. These warrants are set to expire December 31, 2016.

During the year ended December 31, 2014, we sold 280,000 shares of our common stock in exchange for $84,000 from the exercise of our Summer 2013 Warrants.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the year ended December 31, 2014 we issued warrants to purchase up to an aggregate 980,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering. Pursuant to the terms of the warrant, Clyra investors may tender one share of Clyra common stock for 4,000 shares of BioLargo common stock. These warrants are set to expire July 30, 2015.

Winter 2013 Warrants

 Pursuant to the terms of our Winter 2013 Offering (see Note 4), during 2013 we issued warrants to purchase up to an aggregate 2,333,329 shares of our common stock to the investors in the Winter 2013 Offering at an exercise price of $0.55 per share. These warrants are set to expire June 15, 2015.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Winter 2012 Warrants

 Pursuant to the terms of our Winter 2012 Offering (see Note 4), during 2012 we issued warrants to purchase up to an aggregate 3,127,914 shares of our common stock to the investors in the Offering. The Winter 2012 warrants were set to expire on June 30, 2013 and have an exercise price of $0.50 per share. On June 30, 2013, the expiration date of these warrants was extended by a period of one year, such that the warrants now expire on June 30, 2014. We recorded $233,000 of interest expense related to the fair value of the one-year extension for our Winter 2012 Warrants during the year ended December 31, 2014.

During the year ended December 31, 2014 we sold 492,860 shares of our common stock in exchange for $197,144 from the exercise of our Winter 2012 Warrants.

Other Warrants

On December 31, 2013, the holder of our note payable (see Note 6) agreed to extend the maturity date to January 14, 2015. As consideration for the extension, we issued a warrant to purchase 60,000 shares of common stock at $0.30 cents per share, resulting in a fair value of $14,412 recorded as interest expense upon issuance. The warrant expires on June 15, 2017.

On December 28, 2012, the holder of our note payable (see Note 6) agreed to extend the maturity date of the note by a period of one year to December 3, 2013. As consideration for the extension, we issued a warrant to purchase 50,000 shares of common stock at $0.50 cents per share, resulting in a fair value of $6,805 recorded as interest expense. The warrant expired on June 3, 2014.

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

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2013 and December 31, 2014 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2013 and December 31, 2014 there were 75,123,014 and 82,909,300 shares of common stock outstanding, respectively. The increase in shares during the year ended December 31, 2014 is comprised of the following stock issuances: (i) 3,328,400 shares of our common stock issued to purchasers of our Summer 2013 PPM, (ii) 1,360,000 shares of our common stock for the conversion of note payables, (iii) 728,264 shares of our common stock issued to purchasers of our Summer 2014 PPM, (iv) 492,860 shares of our common stock to purchasers of our Winter 2012 Warrants, (v) 280,000 shares of our common stock to purchasers of our Winter 2013 Warrants, (vi) 300,000 shares of our common stock in exchange for shares of our subsidiary Clyra, (vii) 41,875 shares of our common stock as part of a stock option conversion, (viii) 664,411 shares of our common stock to our officers as payment for accrued and unpaid salary and unreimbursed expenses, (ix) 590,476 shares as payment to consultants in lieu of accrued and unpaid obligations.

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

On June 23, 2014, we issued an option purchase an aggregate 40,000 shares of our common stock to the independent members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.63 per share, the price of our common stock on the grant date. The fair value of this option totaled $25,200 and was recorded as selling, general and administrative expense.

On June 17, 2013, we issued an option to purchase an aggregate 40,000 shares of our common stock to our members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. Each board member received an option to purchase 10,000 shares of our common stock, the option vests after a period of one year from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.28 per share, the price of our common stock on the grant date. The fair value of this option totaled $11,200 and was recorded as selling, general and administrative expense.

Activity for our stock options under the 2007 Plan for the years ended December 31, 2013 and 2014 is as follows:

	Options Outstanding	Shares Available	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	8,521,086	4,460,742	$0.25	-	1.89	$0.44
Granted	40,000	(40,000)		$0.28		0.28
Exercised	—	—		--		—
Expired	—	—		$--		$—
Balances as of December 31, 2013	8,561,086	4,420,742	$0.25	-	1.89	$0.44
Granted	40,000	(40,000)		$0.63		0.63
Exercised	—	—		--		—
Expired	—	—		--		—

Balances as of December 31, 2014	8,601,086	4,380,742	$0.25	-	1.89	$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2014.

				Weighted Average				Currently Exercisable
Options Outstanding at December 31, 2014	Exercise Price			Remaining Contractual Life	Weighted Average Exercise Price			Number Of Shares December 31, 2014	Weighted Average Exercise Price
2,316,943	$0.30	-	0.58	1	$0.30	-	0.58	2,316,943	$0.30	-	0.58
525,000	$0.40	-	1.89	3	$0.40	-	1.89	525,000	$0.40	-	1.89
892,135	$0.28	-	0.99	4	$0.28	-	0.99	892,135	$0.28	-	0.99
810,000	$0.31	-	0.70	5	$0.31	-	0.70	810,000	$0.31	-	0.70
1,312,507	$0.22	-	0.50	6	$0.22	-	0.50	1,312,507	$0.22	-	0.50
1,989,340	$0.34	-	0.51	7	$0.34	-	0.51	1,989,340	$0.34	-	0.51
715,161	$0.28	-	0.40	8	$0.28	-	0.40	665,161	$0.28	-	0.40
40,000		$0.63		9		$0.63		40,000	$0.28	-	0.40
8,601,086	$0.22	-	1.89	5		$0.44		8,601,086		$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options issued Outside of the 2007 Equity Incentive Plan

During the years ended December 31, 2013 and 2014 we recorded an aggregate $892,309 and $846,588 in selling, general and administrative expense related to options issued outside of the 2007 Plan.

On December 26, 2014, we issued options to purchase 192,857 shares of our common stock at an exercise price of $0.35 per share to our board of directors in lieu of $45,000 in accrued and unpaid fees. The fair value of the options totaled $67,500, resulting in $22,500 of additional selling, general and administrative expenses.

On December 26, 2014, we issued options to purchase 250,715 shares of our common stock at an exercise price of $0.35 per share to vendors in lieu of $58,500 in accrued and unpaid fees. The fair value of the options totaled $87,750, resulting in $29,250 of additional selling, general and administrative expenses.

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

On December 27, 2013, in an effort to preserve our cash and reduce outstanding payables, pursuant to a plan previously adopted by our Board, we offered to employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at $0.25 cents a share, expiring ten years from the date of issuance, and containing “cashless” exercise provisions, or (ii) our common stock at $0.25 per share.

On December 31, 2013, we issued options to purchase 1,051,350 shares of our common stock at an exercise price of $0.25 per share to certain vendors and consultants, in lieu of $176,813 in accrued and unpaid fees. The fair value of the options totaled $262,838, resulting in $87,613 of additional selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2013, in an effort to preserve our cash and reduce outstanding payables, pursuant to a plan previously adopted by our Board, we offered to employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at $0.30 cents a share, expiring ten years from the date of issuance, and containing “cashless” exercise provisions, or (ii) our common stock at $0.30 per share.

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

On July 17, 2013, our Chief Financial Officer agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been extended annually since inception). The Engagement Extension Agreement dated as of July 17, 2013 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2014 (the “Extended Term”), and is retroactively effective to February 1, 2013. Compensation during the Extended Term consists of the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.30 per share, to expire July 17, 2023, and to vest over the term of the engagement with 125,000 shares vested as of July 17, 2013, and the remaining shares to vest 25,000 monthly, provided that the Engagement Extension Agreement has not been terminated prior to each vesting date.  The fair value of the option totaled $90,000 and through the year ended December 31, 2013 we have recorded $75,000 in selling, general and administrative expenses. The remaining $15,000 was expensed ratably in 2014.

On June 23, 2014, our Chief Financial Officer agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been extended annually since inception). The Engagement Extension Agreement dated as of June 23, 2014 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2015 (the “Extended Term”), and is retroactively effective to February 1, 2014. Compensation during the Extended Term consists of the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price of $0.63 per share, to expire June 23, 2024, and to vest over the term of the engagement with 100,000 shares vested as of June 23, 2014, and the remaining shares to vest 25,000 monthly, provided that the Engagement Extension Agreement has not been terminated prior to each vesting date. The fair value of the option totaled $90,000 and through the year ended December 31, 2014 we have recorded $75,000 in selling, general and administrative expenses. The remaining $15,000 will be expensed ratably in 2015.

On August 12, 2011, we entered into an agreement with Steven V. Harrison whereby we retained Mr. Harrison to serve as our Director of International Ventures and Business Development. Mr. Harrison is formerly a member of our Board of Directors. In addition to salary, Mr. Harrison will receive an option to purchase 800,000 shares of common stock for $1.00 per share, which shares will vest on a monthly basis over a period of four years and expire 10 years from the issue date. Should Mr. Harrison’s agreement terminate, no further shares will vest. The fair value of this option totaled $304,000 and through the years ended December 31, 2013 and December 31, 2014 we recorded $76,000 and $50,667 as selling, general and administrative expense, respectively.

Activity for our stock options issued outside of the 2007 Plan for the years ended December 31, 2013 and 2014 is as follows:

	Options Outstanding	Price per share			Weighted Average Price per share
Balances as of December 31, 2012	13,338,220	$0.18	-	1.00	$0.41
Granted	3,060,175	$0.25	-	0.30	$0.28
Exercised	—		--		—
Canceled	—		--		—
Balances as of December 31, 2013	16,398,395	$0.18	-	1.00	$0.39
Granted	1,608,771	$0.25	-	0.65	$0.50
Exercised	(41,875)		--		—
Canceled	—		--		—
Balances as of December 31, 2014	17,965,291	$0.18	-	1.00	$0.40

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2014.

				Weighted Average		Currently Exercisable
Options Outstanding at December 31, 2014	Exercise Price			Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares at December 31, 2014	Weighted Average Exercise Price
46,250		$0.30		1	$0.30	46,250	$0.30
7,733,259		$0.18		2	$0.18	7,733,259	$0.18
2,400,000		$0.99		2	$0.99	2,400,000	$0.99
691,975		$0.55		5	$0.55	691,975	$0.55
800,000		$1.00		7	$1.00	483,333	$1.00
168,750		$0.40		8	$0.40	168,750	$0.40
1,456,111		$0.30		8	$0.30	1,456,111	$0.30
3,060,175	$0.25	-	0.30	9	$0.28	3,060,175	$0.28
1,648,771	$0.35	-	0.65	9	$0.50	1,648,771	$0.50
17,965,291	$0.18	-	1.00	8	$0.40	17,965,291	$0.40

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for each of the years ended December 31, 2013 and 2014:

	2013				2014

	Non Plan			2007 Plan	Non Plan			2007 Plan
Risk free interest rate	2.66	-	3.04%	2.19%	2.25	-	2.76%	2.63%
Expected volatility	928	-	951%	928%	837	-	935%	927%
Expected dividend yield		--		—		--		—
Forfeiture rate		--		—		--		—
Expected life in years		10		10		10		10

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The expected life in years is presumed to be the mid-point between the vesting and the end of the contractual term.

Historically, we have not had significant forfeitures of unvested stock options granted to employees and Directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2013	2014
Accounts payable	$239,194	$313,286
Accrued Expenses	123,000	137,500
Accrued interest	18,226	32,256
Officer Payable	26,737	11,896
Total Accounts Payable and Accrued Expenses	$407,157	$494,938

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2014 we issued 664,410 shares of our common stock at a range of $0.35 - $0.65 per share in lieu of $294,579 of accrued and unpaid obligations to our officers.

During 2013 we issued 1,483,764 shares of our common stock at a range of $0.25 - $0.30 per share in lieu of $419,224 of accrued and unpaid obligations to our officers.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Consultant Fees

During 2014, we issued 590,476 shares of our common stock at a range of $0.25 - $0.80 per share in lieu of $331,794 of accrued and unpaid obligations to consultants.

During 2013, we issued 242,592 shares of our common stock at a range of $0.25 - $0.28 per share in lieu of $65,642 of accrued and unpaid obligations to our officers.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or RegulationD promulgated thereunder as not involving a public offering of securities.

Accrued Interest

During the years ended December 31, 2013 and 2014, we recorded $33,973 and $103,366 of interest expense related to the convertible notes and note payable obligations, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California.

At December 31, 2014, we had federal and California tax net operating loss carry-forwards of approximately $42 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2014, our U.S. Federal and California State income tax returns related to the years 2010-2013 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

Note 12. Noncontrolling Interest

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly-owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra signed executive employment agreements with three individuals, in which each was granted 500 shares of Clyra common stock, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives.

The holdings of the executive officers and investors represent 20.7% of the issued and outstanding stock of the company.

For the year ended December 31, 2014, Clyra generated no revenues and Clyra’s operations resulted in a net loss of $182,093 on a consolidated basis.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Note Payables

In January 2015, we received $133,000 and issued convertible promissory notes with a maturity date in January 2016, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which right terminates three years after the date of issuance. We issued warrants to purchase an aggregate 266,000 shares. Each noteholder may exchange the note for the securities offered in our current private securities offering.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Unit Offering

On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and “Series A” stock purchase warrant. The price and availability of the Units are set forth in a “pricing supplement” issued from time-to-time, and priced up to a 30% discount to the market price of the Company’s common stock. The Offering is subject to an over-allotment of 20%, or an additional $1,000,000 in Units, for an aggregate total of $6,000,000, and shall be known as the Company’s 2015 “Unit Offering.” The Company has the right to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission, and the obligation to register the Shares in the event gross proceeds of $3,000,000 are raised in the Offering.

Purchasers of the Units will receive a convertible promissory note bearing interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. Notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the Shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. Notes mature on June 1, 2018.

In addition to the convertible promissory note, each investor will receive a “Series A Warrant” allowing for the purchase of the number of common shares equal to the investment amount divided by the Unit price, (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note) and, the warrant will have an exercise price as set forth in the pricing supplement. Each Series A Warrant expires June 1, 2020. The Company may “call” the Series A Warrant, requiring the investor to exercise the warrant within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC, and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

As of March 30, 2015, we received $255,000 from seven investors pursuant to a Pricing Supplement at $0.25 per Unit. We issued Series A Warrants to purchase an aggregate 1,020,000 shares at an exercise price of $0.40 per share.