Form 10-Q
period 2015-03-31
BIOLARGO, INC.
filed 2015-05-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2015 was 83,322,039 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	21

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6	Exhibits	23

	Signatures	24

Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32

4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering (1)
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering (1)
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

(1)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2014.

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND MARCH 31, 2015

	December 31, 2014	March 31, 2015 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,460	$227,441
Accounts receivable, net of allowance	5,617	7,431
Prepaid assets	45,000	45,000
Inventory	25,514	20,515
Total current assets	230,591	300,387
Other Assets, net of amortization	30,077	27,347
Deferred financing fees, net of amortization	—	55,417
TOTAL ASSETS	$260,668	$383,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$494,938	$512,124
Notes and convertible notes payable	250,000	383,000
Discount on convertible notes payable	(192,000)	(258,071)
Deferred grant revenue	—	4,141
Deposits	100,000	150,000
Total current liabilities	652,938	791,194

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	—	230,000
Discount on convertible note payable, net of current portion	—	(224,351)
Total long-term liabilities	—	5,649

TOTAL LIABILITIES	652,938	835,188

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2014 and March 31, 2015.	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 82,909,300 and 83,322,039 Shares Issued and Outstanding, at December 31, 2014 and March 31, 2015.	55,293	55,570
Additional paid-in capital	78,511,529	79,282,064
Accumulated deficit	(79,019,719)	(79,794,105)
Noncontrolling interest	60,627	54,871
Total stockholders’ equity (deficit)	(392,270)	(413,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,668	$383,151

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2015

	For the three-month periods ended March 31,
	2014	2015

Revenue
Product revenue	$9,287	$13,875
Grant revenue	—	12,796
Total revenue	9,287	26,671
Cost of goods sold	2,530	6,381
Gross margin	6,757	20,290

Costs and expenses
Selling, general and administrative	607,366	560,525
Research and development	163,605	137,999
Amortization and depreciation	2,730	2,730
Total costs and expenses	773,701	701,254
Loss from operations	(766,944)	(680,964)
Interest expense	(306,126)	(105,224)
Net loss	$(1,073,070)	$(786,188)

Net loss from our noncontrolling interests	(53,684)	(5,756)
Net loss attributable to our common stockholders	(1,019,386)	(780,432)
Loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average common share equivalents outstanding	76,409,578	82,973,744

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015

	Common Stock
	Number of shares	Par Value $.00067	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2014	82,909,300	$55,293	$78,511,529	$(79,019,719)	$60,627	$(392,270)
Issuance of stock in exchange of Clyra shares	100,000	67	(67)	—	—	—
Issuance of stock obligations to vendor	30,761	21	10,704	—	—	10,725
Fair value of options issued for accrued and unpaid obligations to vendors	—	—	156,625	—	—	156,625
Issuance of stock to convert accrued and unpaid obligations to officers	281,978	189	99,913	—	—	100,102
Fair value of options issued to board of directors and officer	—	—	99,000	—	—	99,000
Fair value of warrants issued as discount on convertible notes payable	—	—	363,000	—	—	363,000
Fair value of warrants issued as fees for convertible notes payable	—	—	41,360	—	—	41,360
Net loss	—	—	—	(780,432)	(5,756)	(786,188)
Balance, March 31, 2015	83,322,039	$55,570	$79,794,105	$(79,800,151)	$54,871	$(413,692)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2015

(unaudited)

	For the three-month periods ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,073,070)	$(786,188)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash expense related to options issued to our board of directors	89,961	99,000
Non-cash expense related to stock issued to officers	10,720	100,102
Non-cash expense related to options issued to consultants	66,750	156,625
Non-cash expense related to stock issued to consultants	48,225	10,725
Non-cash expense related to stock issued for interest related to the conversion of notes payable	291,574	—
Non-cash interest expense related to amortization of the warrant fair value issued as part of the convertible notes payable	—	72,578
Amortization expense	2,730	2,730
Increase (decrease) in cash from change in:
Accounts receivable	(458)	(1,814)
Inventory	(3,869)	4,999
Prepaid expenses	(45,000)	—
Deposits	100,000	50,000
Accounts payable and accrued expenses	(44,127)	12,596
Deferred revenue	—	4,141
Net Cash Used In Operating Activities	(556,564)	(274,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	—	363,000
Payments of financing cost	—	(15,513)
Proceeds from sale of stock	827,500	—
Net Cash Provided By Financing Activities	827,500	347,487

NET INCREASE IN CASH AND CASH EQUIVALENTS	270,936	72,981
CASH AND CASH EQUIVALENTS — BEGINNING	92,437	154,460
CASH AND CASH EQUIVALENTS — ENDING	$363,373	$227,441
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash Paid During the Period for:
Interest	$—	$4,683
Taxes	$400	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes payable and related accrued interest to shares of our common stock	$584,800	$—
Conversion of Accounts Payable	$159,697	$247,773
Fair value of warrants issued with convertible notes payable	$—	$363,000
Fair value of warrants issued as fees for convertible notes payable	$—	$41,360

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $786,188 for the three-month period ended March 31, 2015, and at March 31, 2015, we had negative working capital of $529,152, current assets of $300,387, and an accumulated stockholders’ deficit of $79,794,105. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $227,441 at March 31, 2015. We had revenues of $26,671 in the three-month period ended March 31, 2015, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2015, we had $613,000 principal amount outstanding on our convertible note payables (see Note 5), and $512,124 of outstanding accounts payable. (See Note 10.)

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2014	March 31, 2015
Raw materials	$18,816	$18,875
Finished goods (see Note 4)	6,698	1,640
Total inventory	$25,514	$20,515

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For the three-month periods ended March 31, 2014 and 2015 we recorded amortization expense totaling $2,730 and $2,730, respectively.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. No impairment has been recorded for the three-month period ended March 31, 2015.

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

For stock issued to consultants and other non-employees for services, we record the expense based on the fair market value of the securities as of the date of the stock issuance. The issuance of fully vested stock warrants or options to non-employees are valued at the time of issuance utilizing the Black Scholes calculation and the amount is charged to expense. The issuance of stock warrants or options to non-employees that vest over time are revalued each reporting period until vested to determine the amount to be recorded as an expense in the respective period. As the warrants or options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

During the three-month periods ended March 31, 2014 and 2015 we recorded an aggregate $156,711 and $255,625 in selling general and administrative expense related to options issued outside of our 2007 Equity Incentive Plan (see Note 9).

During the three-month period ended March 31, 2014 we issued an aggregate 83,493 shares of our common stock to our corporate Secretary/President of our Odor-No-More subsidiary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $35,902. During the three-month period ended March 31, 2015 we issued an aggregate 281,978 shares of our common stock to our Chief Executive Officer, Chief Technology Officer and our corporate Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $100,102. (See Note 9).

During the three-month periods ended March 31, 2014 and 2015 we issued an aggregate 161,980 and 30,761 shares of our common stock to third party vendors in lieu of accrued and unpaid obligations totaling $56,295 and $10,725, respectively. (See Note 9).

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

Revenue Recognition

Revenues are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. We also may generate revenues from royalties and license fees from our intellectual property or in the form of a grant. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. Grants received are recognized as revenue when the terms and conditions of the grant are met on a periodic basis over the life of the grant.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-month periods ended March 31, 2014 and 2015, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Deferred Financing Fees

The Company has unamortized debt issuance costs related to its current convertible notes payable and long-term convertible notes payable. These costs are amortized over the life of the related debt and recorded as interest expense. For the three-month period ended March 31, 2015 we had a total of $56,873 of debt issuance costs and amortization totaled $1,456.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 creates a new, principle-based revenue recognition framework that will affect all revenue-generating activities. In addition to superseding and replacing nearly all existing revenue recognition guidance under U.S. GAAP, including industry-specific guidance, the new standard:

•	changes the basis for deciding when revenue is recognized over time or at a point in time;

•	provides new guidance on specific aspects of revenue recognition; and

•	expands and improves disclosures about revenue.

Entities are required to apply the standard for annual periods beginning after December 15, 2017, and for interim periods therein. The standard permits the use of either the retrospective method, where prior period results are reflected on a comparable basis, or cumulative effect method. Management is currently evaluating the effect of this pronouncement on its financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Deposits

Customer

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

Investor

On March 27, 2015, we received $50,000 from a potential investor in our 2015 Unit Offering. We did not receive a subscription agreement from that individual until after March 31, 2015, and thus we recorded this amount as a deposit until we received the executed documents.

Note 4. Private Securities Offerings

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 23 accredited investors and received $842,500 gross and $837,000 net proceeds from the sales. Of the aggregate 3,370,000 shares sold in the offering, for the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock and received $777,500 gross proceeds from the sales. Fees related to this offering consisted of $5,500 cash payments, and an additional $47,100 in fees were issued in shares of our common stock.

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

Each purchaser of stock received, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock, until July 30, 2015.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchasers of the Units will receive an unsecured convertible promissory note bearing interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. Notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the Shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. Notes mature on June 1, 2018.

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

See Note 5 for details on Units sold in the three-month period ended March 31, 2015. See also Note 13, Subsequent Events.

Note 5. Notes and Convertible Notes Payable

2015 Unit Offering

In accordance with the terms of our 2015 Unit Offering (see Note 4), during the three-month period ended March 31, 2015, we received $230,000 and issued unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.40 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 1,023,400 shares to investors and for commissions. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $230,000 discount on the convertible note payables.

December/January Notes

In January 2015, we received $133,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which terminates three year after the date of issuance. We issued warrants to purchase an aggregate 266,000 shares. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $133,000 discount on the convertible note payables. Each noteholder may exchange the note for the securities offered in our current private securities offering.

In December 2014, we received $200,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which terminates three years after the date of issuance. We issued warrants to purchase an aggregate 350,000 shares. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $200,000 discount on the convertible note payables. Each noteholder may exchange the note for the securities offered in our current private securities offering. On April 27, 2015 a noteholder exchanged this note for a “unit” on the terms offered in our 2015 Unit Offering (see Note 4), such that the noteholder was issued a new convertible promissory note with an expiration date of June 1, 2018, and a stock purchase warrant to purchase 226,440 shares, expiring June 1, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Line of Credit

On November 19, 2013, we received $50,000 pursuant to a line of credit which accrues interest at a rate of 24%. We have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2015.

For the three-month period ended March 31, 2014 and 2015 we recorded $61,328 and $32,646 of interest expense related to this note, line of credit and convertible notes payable.

Note 6. Conversion of Notes

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, resulting in a fair value of $584,800, as payment for an aggregate $275,000 in principal and $65,000 of accrued and unpaid interest expense for three promissory notes (originally issued on June 8, 2010, October 28, 2013, and November 15, 2013). Our stock price on the date of issuance was $0.43 per share, resulting in an additional financing costs of $244,800 which was recorded as interest expense during the three-month period ended March 31, 2014.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125	-	1.00
Issued	3,276,667		0.30
Expired	(3,506,306)	0.50	-	1.00
Outstanding as of March 31, 2014	10,389,132	$0.125	-	1.00

	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	-	1.00
Issued	1,501,900	0.30	-	0.75
Expired	—		—
Outstanding as of March 31, 2015	10,340,022	$0.125	-	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the three-month periods ended March 31:

	2014	2015
Risk free interest rate	0.11%	0.97	-	1.46%
Expected volatility	171%			332%
Expected dividend yield	—			—
Forfeiture rate	—			—
Expected life in years	0.5			5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

We recorded $244,800 and $72,578 of interest expense related to the amortization of the discount on convertible notes, for the extension of warrants set to expire, and for the fair value of warrants issued for services during the three-month period ended March 31, 2014 and 2015, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants Issued Concurrently with Convertible Note Payables

During the three-month period ended March 31, 2015 we issued warrants to purchase an aggregate 266,000 shares of our common stock. These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants issued in the three-month period ended March 31, 2015 resulted in $133,000 discount on the note payables.

2015 Unit Offering Warrants

Pursuant to the terms of our 2015 Unit Offering (see Note 4), during the three-month period ended March 31, 2015, we issued warrants to purchase up to an aggregate 1,023,400 shares of our common stock at an exercise price of $0.40 per share. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2014 and March 31, 2015 there were no outstanding shares of our preferred stock.

Common Stock

As of December 31, 2014 and March 31, 2015 there were 82,909,300 and 83,322,039 shares of common stock outstanding, respectively. The increase in shares during the three-month period ended March 31, 2015 is comprised of the following stock issuances: (i) 281,978 shares of our common stock issued to officers as payment for accrued and unpaid salary obligations, (ii) 100,000 shares as of our common stock in exchange for shares of our subsidiary Clyra pursuant to the warrant issued in Clyra’s private securities offering, and (iii) 30,761 shares of our common stock to third-party vendors for services performed.

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

2007 Equity Incentive Plan

Activity for our stock options under the 2007 Plan for the three-month periods ended March 31, 2014 and 2015 is as follows:

Weighted
Balance, March 31, 2014:						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2013	8,561,086	4,420,742	$0.23	—	1.89	$0.44
Granted	—	—		—		—
Exercised	—	—		—		—
Expired	—	—		—		—
Balance, March 31, 2014	8,561,086	4,420,742	$0.23	—	1.89	$0.44

						Weighted
Balance, March 31, 2015:						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2014	8,601,086	4,380,742	$0.23	—	1.89	$0.44
Granted	—	—		—		—
Exercised	—	—		—		—
Expired	(200,000)	—		0.58		0.58
Balance, March 31, 2015	8,401,086	4,380,742	$0.23	—	1.89	$0.43

Options issued Outside of the 2007 Equity Incentive Plan

During the three-month periods ended March 31, 2014 and 2015 we recorded an aggregate $156,711 and $255,625 in selling general and administrative expense related to stock options issued outside of the 2007 Plan.

On March 30, 2015, we issued options to purchase 190,142 shares of our common stock at an exercise price of $0.355 per share to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board. The fair value of these options totaled $68,451, resulting in $23,451 of additional selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 31, 2015, we issued options to purchase 387,676 shares of our common stock at an exercise price of $0.355 per share to two vendors, in lieu of $91,750 in accrued and unpaid fees. The fair value of these options totaled $137,625, resulting in $45,875 of additional selling, general and administrative expenses.

On March 31, 2014, we issued options to purchase 156,888 shares of our common stock at an exercise price of $0.43 per share to our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board. The fair value of the Options totaled $67,461, resulting in $22,461 of additional selling, general and administrative expenses.

On March 31, 2014, we issued Options to purchase 78,488 shares of our common stock at an exercise price of $0.43 per share to a vendor, in lieu of $22,500 in accrued and unpaid fees. The fair value of the Options totaled $33,750, resulting in $11,250 of additional selling, general and administrative expenses.

Activity of our stock options issued outside of the 2007 Plan for the three-month periods ended March 31, 2014 and 2015 is as follows:

					Weighted
Balance, March 31, 2014:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2013	16,398,395	$0.18	-	1.00	$0.41
Granted	235,376		0.43		0.43

Exercised	—		-		—
Expired	—		-		—
Balance, March 31, 2014	16,633,771	$0.18	-	1.00	$0.39

					Weighted
Balance, March 31, 2015:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2014	17,965,291	$0.18	-	1.00	$0.40
Granted	577,818		0.36		0.36

Exercised	—		-		—
Expired	—		-		—
Balance, March 31, 2015	18,543,109	$0.18	-	1.00	$0.40

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-month periods ended March 31, 2014 and 2015:

	2014		2015

	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	2.73%	—	1.97%	—
Expected volatility	935%	—	821%	—
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	—	7	—

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2014	2015
Accounts payable and accrued expenses	$313,286	$312,392
Contingent liability	137,500	137,500
Accrued interest	32,256	56,445
Officer and board of director payables	11,896	5,787
Total Accounts Payable and Accrued Expenses	$494,938	$512,124

Note 11. Noncontrolling Interest

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technologies, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra signed executive employment agreements with three individuals, in which each was granted 500 shares of Clyra common stock, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives.

Clyra raised $50,000 in proceeds through issuing 50 shares of its common stock during the three-month period ended March 31, 2014. See Note 4. The holdings of the executive officers and investors represented 19.9% of the issued and outstanding stock of the company as of March 31, 2015.

From inception, Clyra has generated no revenues and the financial impact of Clyra’s operations for the three-month period ended March 31, 2015, resulted in a net loss of $28,965.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

2015 Unit Offering

Subsequent to March 31, 2015, we received $105,000 and issued convertible promissory notes with a maturity date in June 1, 2018 to three investors in our 2015 Unit Offering (see Note 4). Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.40 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 420,000 shares.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2015, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, and Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., its Canadian subsidiary BioLargo Water, Inc. and its majority owned subsidiary Clyra Medical Technologies, Inc.

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

The term ‘oxidation potential’ refers to the measure of the performance in which an oxidant is able to ‘break down’ a material through, in simple terms, the addition of oxygen and the transfer of electrons. Two commonly understood examples of oxidation are, as salt air rusts a shipyard anchor, or as fire is able to dismantle wood and turn it into ash. The key to our AOS Filter is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water that flow through the AOS Filter. The extremely high oxidation potential enables the AOS Filter to achieve performance results that researchers at the University of Alberta refer to as, ‘unprecendented’. These results have been replicated and confirmed in five unique design configurations, validating the initial results from the University of Alberta.

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

The University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. Our offices and our lab are located within the University of Alberta research center at Discovery Place. Our research team is led by Richard Smith, Ph.D., and our Chief Science Officer, Kenneth Reay Code. We currently have three full time researchers on staff, and are adding three student researchers in the near future. We are also able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering.

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

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall, and NBS - direct to consumers, through retail stores, and most recently, to the U.S. Government. In March 2015, our distribution partner Downeast Logistics was awarded a $150,000 “Indefinite Delivery Purchase Order” (IDPO) for our Specimen Transport Solidifier pouches by the U.S. Defense Logistics Agency (DLA). The purchase order allows the DLA to purchase the product at agreed-upon prices for the following 12 months. In exchange, the company is awarded the contract to be the exclusive supplier of the designated product under the IDPO. The DLA has the option to expand the maximum award up to $300,000 for the year.

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

Results of Operations—Comparison of the three-month periods ended March 31, 2015 and 2014

Revenue

We generated $26,671 in revenues during the three-month period ended March 31, 2015, and $9,287 in revenues during the three-month period ended March 31, 2014. Our revenue in the three-month period ended March 31, 2015, consisted primarily of sales of our animal bedding additive and suction canister solidifier to the US Military and a grant received by our Canadian subsidiary. The revenue for the three-month period ended March 31, 2014, consisted primarily of sales our suction canister solidifier.

Cost of Goods Sold

Our cost of goods sold was $6,381 or 46% of our product revenues for the three-month period ended March 31, 2015, as compared with $2,530, or 27% of our product revenues for the three-month period ended March 31, 2014. Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our Odor-No-More branded products. Because we have not achieved a meaningful revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $560,525 for the three-month period ended March 31, 2015, compared to $607,366 for the three-month period ended March 31, 2014, a decrease of $46,841. The largest components of these expenses were:

a. Salaries and Payroll-related Expenses: These expenses were $167,675 for the three-month period ended March 31, 2015, compared to $144,324 for the three-month period ended March 31, 2014, an increase of $23,351 primarily due to the higher fair value of the options vesting in 2015 compared to 2014.

b. Consulting Expenses: These expenses were $104,996 for the three-month period ended March 31, 2015, compared to $140,411 for the three-month period ended March 31, 2014, a decrease of $35,415. The decrease is primarily attributable to a reduced number of consultants utilized in 2015 versus 2014.

c. Professional Fees: These expenses were $111,445 for the three-month period ended March 31, 2015, compared to $89,282 for the three-month period ended March 31, 2014, an increase of $22,163. The increase is primarily attributable to the increase in fair value of options issued as payment for accrued and unpaid obligations for 2015 compared to 2014.

d. Investor Relations: These expenses were $42,393 for the three-month period ended March 31, 2015, compared to $67,970 for the three-month period ended March 31, 2014, a decrease of $25,577. The decrease is related to a decreased level of investor relations related services.

Research and Development

Research and development expenses were $137,999 for the three-month period ended March 31, 2015, compared to $163,605 for the three-month period ended March 31, 2014, a decrease of $25,606. The decrease is related to natural fluctuations of our level of research and development from period to period.

Interest expense

Interest expense totaled $105,224 for the three-month period ended March 31, 2015, compared to $306,126 for the three-month period ended March 31, 2014, a decrease of $200,900. The decrease is primarily due to the additional expense recorded related to the conversion of our Note Payables in 2014, offset by the increase of interest expense related to the increase of convertible notes payable.

Net Loss

Net loss for the three-month period ended March 31, 2015 was $786,188, a loss of $0.01 per share, compared to a net loss for the three-month period ended March 31, 2014 of $1,073,070, a loss of $0.01 per share. The decrease is primarily due to the reduced interest expense related to the conversion of our notes payable.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights from prospective licensing candidates, we expect to continue to have operating losses. Cash and cash equivalents totaled $227,441 at March 31, 2015. We had negative working capital of $529,152 as of March 31, 2015, compared with negative working capital of $62,193 as of March 31, 2014. We had negative cash flow from operating activities of $274,506 for the three-month period ended March 31, 2015, compared to a negative cash flow from operating activities of $556,564 for the three-month period ended March 31, 2014. We used cash from financing activities to fund operations. Our cash position is insufficient to meet our continuing anticipated expenses or fund anticipated operating expenses. Accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan and we may be compelled to reduce or curtail certain activities to preserve cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $786,188 for the three-month period ended March 31, 2015, and an accumulated stockholders’ deficit of $79,794,105 as of March 31, 2015. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2015, we had $613,000 principal amount outstanding on our promissory notes (see Notes 4 and 5), and $512,124 of outstanding accounts payable. (See Note 10.)

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, convertible debt, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 creates a new, principle-based revenue recognition framework that will affect all revenue-generating activities. In addition to superseding and replacing nearly all existing revenue recognition guidance under U.S. GAAP, including industry-specific guidance, the new standard:

•	changes the basis for deciding when revenue is recognized over time or at a point in time;

•	provides new guidance on specific aspects of revenue recognition; and

•	expands and improves disclosures about revenue.

Entities are required to apply the standard for annual periods beginning after December 15, 2017, and for interim periods therein. The standard permits the use of either the retrospective method, where prior period results are reflected on a comparable basis, or cumulative effect method. Management is currently evaluating the effect of this pronouncement on its financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

Stock Issued for Services

During the three-month period ended March 31, 2015 we issued an aggregate 281,978 shares of our common stock, at $0.36 per share, to our Chief Executive Officer, Chief Technology Officer and our Secretary in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $100,102.

During the three-month periods ended March 31, 2015 we issued an aggregate 30,761 shares of our common stock to third party vendors, at $0.36 per share, in lieu of accrued and unpaid obligations totaling $10,725.

Clyra Offering

On February 1, 2015, an investor in the Clyra 2014 offering exchanged 25 shares of Clyra stock for 100,000 shares of BioLargo common stock.

Issuance of Stock Options in exchange for payment of payables

On March 31, 2015, we issued Options to purchase 577,818 shares of our common stock at an exercise price of $0.355 per share to members of our board of directors, certain vendors and consultants, in lieu of $136,750 in accrued and unpaid fees, pursuant to our an “accounts payable” conversion plan adopted by our Board of Directors.

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

During the three-month period ended March 31, 2015, we received $230,000 and issued convertible promissory notes with a maturity date in June 1, 2018, which accrue interest at a rate of 12% per annum. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.40 per share, which right terminates three years after the date of issuance. We issued warrants to purchase an aggregate 1,452,000 shares.

Promissory Notes

In January 2015, we received $133,000 and issued convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which terminates three years after the date of issuance. We issued warrants to purchase an aggregate 366,000 shares. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $130,000 discount on the convertible note payables. Each noteholder may exchange the note for the securities offered in our current private securities offering.

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

Date: May 15, 2015	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 15, 2015	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering (1)

4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering (1)

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*   Filed herewith

** Furnished herewith

(1)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2014.