Form 10-Q
period 2015-06-30
BIOLARGO, INC.
filed 2015-08-10
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 6, 2015 was 84,469,125 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements	1
Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	17
Item 4	Controls and Procedures	24

PART II

Item 1a	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6	Exhibits	26

Exhibit Index

Exhibit No.	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1)	Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.

 i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND JUNE 30, 2015

	December 31, 2014	June 30, 2015 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,460	$96,948
Accounts receivable	5,617	7,556
Inventory	25,514	14,601
Prepaid expense	45,000	45,000
Total current assets	230,591	164,105

Other asset, net of amortization	30,077	24,617
Deferred financing fees, net	—	75,370
TOTAL ASSETS	$260,668	$264,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 10)	$494,938	$443,964
Convertible notes payable (Note 5)	250,000	283,000
Discount on convertible notes payable (Note 5)	(192,000)	(117,342)
Customer deposit	100,000	100,000
Total current liabilities	652,938	709,622

LONG-TERM LIABILITIES
Convertible notes payable, net of current (Note 5)	—	759,919
Discount on convertible notes payable, net of current (Note 5)	—	(720,229)
Total long-term liabilities	—	39,690
TOTAL LIABILITIES	652,938	749,312

COMMITMENTS AND CONTINGENCIES (Note 8-10)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2014 and June 30, 2015, respectively	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 82,909,300 and 84,109,125 Shares Issued, at December 31, 2014 and June 30, 2015, respectively	55,293	56,098
Additional paid-in capital	78,511,529	80,412,860
Accumulated deficit	(79,019,719)	(81,003,461)
Non-controlling interest	60,627	49,283
Total stockholders’ equity (deficit)	(392,270)	(485,220)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,668	$264,092

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2015

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2014	2015	2014	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Grant revenue	$—	$24,232	$—	$37,028
Product revenue	21,086	15,611	30,373	29,486
Total revenue	21,086	39,843	30,373	66,514

Cost of goods sold	8,933	7,683	11,463	14,064

Gross profit	12,153	32,160	18,910	52,450

Costs and expenses
Selling, general and administrative	948,663	859,268	1,556,029	1,419,793
Research and development	129,376	167,211	292,981	305,210
Amortization and depreciation	2,730	2,730	5,460	5,460

Total costs and expenses	1,080,769	1,029,209	1,854,470	1,730,463

Loss from operations	(1,068,616)	(997,049)	(1,835,560)	(1,678,013)

Interest expense, net	(3,326)	(302,919)	(309,452)	(317,073)

Net loss	(1,071,942)	(1,299,968)	(2,145,012)	(1,995,086)
Net loss (non-controlling interests)	(14,122)	(5,588)	(24,205)	(11,344)
Net loss (controlling interests)	$(1,057,820)	$(1,294,380)	$(2,120,807)	$(1,983,742)

Loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Weighted average common share equivalents outstanding	76,693,189	83,400,950	78,275,663	83,188,527

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2015

(unaudited)

	Common Stock
	Number of shares	Par Value $.00067	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2014	82,909,300	$55,293	$78,511,529	$(79,019,719)	$60,627	$(392,270)
Issuance of stock in exchange of Clyra shares	400,000	268	(268)	—	—	—
Issuance of stock to vendor	238,904	161	94,549	—	—	94,710
Fair value of options issued for accrued and unpaid obligations to vendors	—	—	405,955	—	—	405,955
Issuance of stock to satisfy accrued and unpaid obligations to officers	560,921	376	197,356	—	—	197,732
Fair value of options issued to board of directors and officer	—	—	249,700	—	—	294,700
Fair value of warrants issued as discount on convertible notes payable	—	—	892,919	—	—	892,919
Fair value of warrants issued as fees for convertible notes payable	—	—	61,120	—	—	61,120
Net loss	—	—	—	(1,983,742)	(11,344)	(1,995,086)
Balance, June 30, 2015	84,109,125	$56,098	$80,412,860	$(81,003,461)	$49,283	$(485,220)

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2015

(unaudited)

	For the six-month periods ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,145,012)	$(1,995,086)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash expense related to options issued to board of directors	253,911	249,700
Non-cash expense related to common stock issued to officers in exchange for unpaid obligations	141,425	197,732
Non-cash expense related to options and warrants issued to vendors	188,463	405,955
Non-cash expense related to common stock issued to consultants	221,187	83,137
Non-cash expense related to common stock issued to convert interest related to our convertible notes	291,574	11,573
Expense related to amortization of the fair value of the warrants issued as part of the convertible debt	—	262,267
Amortization and depreciation expense	5,460	5,460
Increase (decrease) in cash from change in:
Accounts receivable	1,027	(1,939)
Inventory	5,100	10,913
Prepaid expenses	(45,000)	—
Customer deposit	100,000	—
Accounts payable and accrued expenses	(26,898)	(43,074)
Net Cash Used In Operating Activities	(1,008,763)	(813,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,014,644	—
Proceeds from sale of convertible notes payable	—	778,000
Proceeds from sale of stock in subsidiary	220,000	—
Payment of financing costs	—	(22,150)
Net cash provided by financing activities	1,234,644	755,850

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225,881	(57,512)
CASH AND CASH EQUIVALENTS — BEGINNING	92,437	154,460

CASH AND CASH EQUIVALENTS — ENDING	$318,318	$96,948

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$6,733	$9,400

Taxes	$2,400	$4,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Fair value of warrants issued in conjunction with convertible notes payable	$584,800	$892,919
Fair value of warrants issued in conjunction convertible notes payable for fees	$—	$61,120

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,995,086 for the six-month period ended June 30, 2015, and at June 30, 2015, we had negative working capital of $545,517, current assets of $164,105, and an accumulated stockholders’ deficit of $81,003,461. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $96,948 at June 30, 2015. We recorded revenues of $66,514 in the six-month period ended June 30, 2015, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2015, we had $1,042,919 principal amount outstanding on our convertible note payables (see Note 5), and $443,964 of outstanding accounts payable and accrued expenses. (See Note 10.)

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

Note 2. Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method.  Inventories consisted of:

	December 31, 2014	June 30, 2015
Raw materials	$18,816	$12,605
Finished goods	6,698	1,996

Total inventory	$25,514	$14,601

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the Isan system.

For the six-month periods ended June 30, 2014 and 2015, we recorded amortization expense totaling $5,460 and $5,460, respectively.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Management has not identified any impairment indicators at June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based and financing transactions, uncollectible accounts receivable, asset impairment, depreciation and amortization, and taxes, among others.

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

During the six-month periods ended June 30, 2014 and 2015, we recorded an aggregate $442,374 and $655,655 in selling general and administrative expense related to options issued as part of our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan (see Note 9).

During the six-month periods ended June 30, 2014 and 2015, we issued an aggregate 284,491 and 560,921 shares of our common stock to our officers in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $166,607 and $197,732, respectively.

During the six-month periods ended June 30, 2014 and 2015, we issued an aggregate 313,209 and 238,904 shares of our common stock to third party vendors in lieu of accrued and unpaid obligations totaling $229,527 and $94,710, respectively. (See Note 9).

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six-month periods ended June 30, 2014 and 2015, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 creates a new, principle-based revenue recognition framework that will affect all revenue-generating activities. In addition to superseding and replacing nearly all existing revenue recognition guidance under U.S. GAAP, including industry-specific guidance, the new standard:

●	changes the basis for deciding when revenue is recognized over time or at a point in time;

●	provides new guidance on specific aspects of revenue recognition; and

●	expands and improves disclosures about revenue.

Entities are required to apply the standard for annual periods beginning after December 15, 2018, and for interim periods therein. The standard permits the use of either the retrospective method, where prior period results are reflected on a comparable basis, or cumulative effect method. Management is currently evaluating the effect of this pronouncement on its financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), “Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 requires a Company's management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory, Topic 330, Inventory.” An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), “Interest – Imputation of Interest” (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the new guidance.  ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year.  Early adoption is permitted for financial statements that have not been previously issued.  An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance.  Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).  The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company’s financial statement presentation and disclosures.

Note 3. Deposits

Royalty Revenue

In 2012, we executed a joint venture agreement with Peter Holdings Ltd., the principal developer of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from any licensing revenue generated from the ISAN System on an equal 50/50 basis.

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

Note 4. Private Securities Offerings

2015 Unit Offering

 On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant. The price and availability of the Units are set forth in a “Pricing Supplement” issued from time-to-time, and priced up to a 30% discount to the market price of the Company’s common stock. The Offering is subject to an over-allotment of 20%, or an additional $1,000,000 in Units, for an aggregate total of $6,000,000, and shall be known as the Company’s “2015 Unit Offering.” The Company has the right to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission, and the obligation to register the Shares in the event we are successful in raising $3,000,000 of gross proceeds. (See Note 5.)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Each Series A warrant allows for the purchase of the number of common shares equal to the investment amount divided by the Unit price, (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note) and, the warrant will have an exercise price as set forth in the Pricing Supplement. Each Series A warrant expires June 1, 2020. The Company may “call” the Series A warrant, requiring the investor to exercise the warrant within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC, and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

Summer 2013 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.25 per share that commenced June 2013, through its expiration on March 31, 2014, we sold 3,370,000 shares of our common stock to 23 accredited investors and received $842,500 gross and $837,000 net cash proceeds from the sales. In addition, we received a subscription agreement for $20,000 through an individual retirement account, the funds for which had not been received by June 30, 2014 (but were received in the July 2014). Of the aggregate 3,370,000 shares sold in the offering, for the three-month period ended March 31, 2104, we sold 3,110,000 shares of our common stock and received $767,500 gross proceeds from the sales. Fees related to this offering consisted of $15,500 cash payments, $34,600 were paid by issuing 138,400 shares of our common stock at an exercise price of $0.25 per share. The share price on the grant date was $0.47 resulting in additional interest expense of $65,000.

Each purchaser of stock received, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased and is subject to a call provision in the event BioLargo’s common stock price reaches $0.60 per share over a period of 40 days. (See Note 7).

Clyra Spring 2014 Private Securities Offering

On February 1, 2014, our subsidiary Clyra (see Note 11) began a private securities offering, selling up to 1,000 shares of its common stock at $1,000 per share. From inception through June 30, 2014, Clyra sold 220 shares of its common stock to five accredited investors and received $220,000 gross and net proceeds from the sales.

Each purchaser of stock received, for no additional consideration, (i) a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering for $1,833.33 per share until July 30, 2015, and (ii) a warrant issued by BioLargo that allows the holder to exchange one share of Clyra common stock for 4,000 shares of BioLargo common stock, until July 30, 2015. (See Note 7.)

Note 5. Notes and Convertible Notes Payable

2015 Unit Offering

In accordance with the terms of our 2015 Unit Offering (see Note 4), during the six-month period ended June 30, 2015, we received $645,000 and issued unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum. Each investor, for no additional consideration, received a Series A stock purchase warrant exercisable at $0.40 per share, which expires June 1, 2020. (See Note 7).

December/January Notes

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2015, we received $133,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which terminates three year after the date of issuance. (See Note 7).

On April 27, 2015 a noteholder exchanged this note for a note and warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the noteholder was issued a new convertible promissory note totaling $56,610, with a due date of June 1, 2018, and a stock purchase warrant to purchase 226,440 shares at $0.40, expiring June 1, 2018. (See Note 7).

On June 17, 2015 a noteholder exchanged this note for a note and warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the noteholder was issued a new convertible promissory note totaling $58,309 with an expiration date of June 1, 2018, and a stock purchase warrant to purchase 233,236 shares at $0.40, expiring June 1, 2018. (See Note 7).

Line of Credit

On November 19, 2013, we received $50,000 pursuant to a line of credit which accrues interest at a rate of 24%. We have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2016.

For the six-month periods ended June 30, 2014 and 2015, we recorded $64,665 and $317,075 of interest expense related to our line of credit, convertible notes payable and amortization of discount on convertible notes payable.

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

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125 – 2.00
Issued	4,150,001	$0.25 – 1.00
Exercised	(574,288)	$0.25 – 0.50
Expired	(6,111,362)	$0.50 – 1.00

Outstanding as of June 30, 2014	8,083,122	$0.125 – 1.00

	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125 - 1.00
Issued	3,670,976	$0.30 - 0.75
Exercised	—	$—
Expired	(2,333,329)	$0.55

Outstanding as of June 30, 2015	10,175,769	$0.125 - 1.00

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

	2014	2015
Risk free interest rate	.15%	1.32 – 1.71%
Expected volatility	112%	329%
Expected dividend yield	—	—
Forfeiture rate	—	—
Contractual life in years	1	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Warrants Issued Concurrently with Convertible Note Payables

During the six-month period ended June 30, 2015, we issued warrants to purchase an aggregate 266,000 shares of our common stock. These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants totaled $133,000 and was recorded as a discount on the convertible notes payable.

Pursuant to the terms of our Convertible Notes Payable, two noteholders of the December and January convertible notes payable exchanged their notes and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling $114,919 (See Note 4 & 5).  With the exchange, these note holders received additional warrants to purchase an aggregate 459,676 of our common stock at an exercise price of $0.40 which expire in June 2018.  The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $114,919 discount on these new convertible notes payable.

2015 Unit Offering Warrants

Pursuant to the terms of our 2015 Unit Offering (see Note 4), during the six-month period ended June 30,  2015, we issued warrants to purchase up to an aggregate 2,732,800 shares of our common stock at an exercise price of $0.40 per share. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $645,000 discount on the convertible notes payable.

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), since inception in June 2013 through its termination on March 31, 2014, we issued warrants to purchase up to an aggregate 3,370,000 shares of our common stock to the investors in the Summer 2013 Offering at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,110,000 shares of our common stock during the six-month period ended June 30, 2014. These warrants are set to expire October 15, 2015.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the six-month period ended June 30, 2014, we issued warrants to purchase up to an aggregate 880,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering at an exercise price of $1,833.33 per share. These warrants expired unexercised July 30, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six-month period ended June 30, 2015, two Clyra shareholders exercised their BioLargo warrant and tendered an aggregate 75 Clyra shares in exchange for 300,000 shares of BioLargo common stock. Subsequent to June 30, 2015, the final three Clyra investors exercised their BioLargo warrants and tendered 115 shares of Clyra common stock to BioLargo, and were issued an aggregate 460,000 shares of BioLargo common stock. All Clyra investors that participated in the Clyra 2012 and Clyra 2014 Private Securities Offering exercised tendered their shares of Clyra common stock for Biolargo common stock.

Note 8. Stock-Based Compensation and Other Employee Benefit Plans

During the six-month periods ended June 30, 2014 and 2015, we recorded an aggregate $442,374 and $655,655 in selling general and administrative expense related to options issued pursuant to our 2007 Equity Incentive Plan and to options issued outside of the 2007 Plan.

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

On April 20, 2015, we issued an option to purchase 700,000 shares of our common stock to a consultant. The option vests ratably over ten-months, expires ten years from the date of issuance, and is exercisable at $0.40 per share. The price of our common stock on the grant date was $0.34 per share. The fair value of this option totaled $238,000 and is being expensed as selling, general and administrative expense over the vesting period.

On June 24, 2015, our board of directors extended by five years the expiration of an option to purchase 200,000 shares of our common stock issued to our Chief Science Officer in February 2010. The option was issued in exchange for unpaid salary obligation at an exercise price of $0.575 and now expires February 5, 2020. Fair value of the option totaled $68,000 of additional selling, general and administrative expenses.

On June 24, 2015, the date of our annual stockholder meeting, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The options expire ten years from the date of issuance, and are exercisable at $0.38 per share, the price of our common stock on the grant date. The fair value of these options totaled $15,200 and was recorded as selling, general and administrative expense.

On June 23, 2014, the date of our annual stockholder meeting, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The options expire ten years from the date of issuance, and are exercisable at $0.63 per share, the price of our common stock on the grant date. The fair value of these options totaled $25,200 and was recorded as selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 Activity for our stock options under the 2007 Plan for the six-month period ended June 30, 2014 and 2015 is as follows:

				Weighted
				Average
	Options	Shares	Price per	Price per
	Outstanding	Available	share	share
Balances as of December 31, 2013	8,521,086	4,260,742	$0.23 – 1.89	$0.44
Granted	40,000	(40,000)	$0.63	0.63
Exercised	—	—	$—	—
Expired	—	—	$—	—
Balances as of June 30, 2014	8,561,086	4,420,742	$0.23 – 1.89	$0.44

				Weighted
				Average
	Options	Shares	Price per	Price per
	Outstanding	Available	share	share
Balances as of December 31, 2014	8,601,086	4,420,742	$0.23 – 1.89	$0.44
Granted	940,000	(940,000)	$0.38 – 0.575	0.44
Exercised	—	—	$—	—
Expired	(200,000)	—	$0.575	0.575
Balances as of June 30, 2015	9,341,086	3,480,742	$0.23 – 1.89	$0.43

Options issued Outside of the 2007 Equity Incentive Plan

On June 29, 2015, we issued options to purchase 218,143 shares of our common stock at an exercise price of $0.35 per share to vendors, in lieu of $50,900 in accrued and unpaid fees. The fair value of these options totaled $76,350, resulting in $25,450 of additional selling, general and administrative expenses.

On June 29, 2015, we issued options to purchase 192,857 shares of our common stock at an exercise price of $0.35 per share to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board. The fair value of these options totaled $67,500, resulting in $22,500 of additional selling, general and administrative expenses.

On April 20, 2015, we issued an option to purchase 75,000 shares of our common stock to a consultant. The option is vested at issuance, expires ten years from the date of issuance, and is exercisable at $0.34 per share, the price of our common stock on the grant date was $0.34 per share. The fair value of this option totaled $25,500 and was recorded as selling, general and administrative expense.

On April 19, 2015, we issued an option to purchase an aggregate 200,000 shares of our common stock to two consultants. The options vested at issuance, expire ten years from the date of issuance, and are exercisable at $0.37 per share. The price of our common stock on the grant date was $0.34 per share. The fair value of these options totaled $74,000 and was recorded as selling, general and administrative expense.

On March 31, 2015, we issued options to purchase 387,676 shares of our common stock at an exercise price of $0.36 per share to two vendors, in lieu of $91,750 in accrued and unpaid fees. The fair value of these options totaled $137,625, resulting in $45,875 of additional selling, general and administrative expenses.

On March 30, 2015, we issued options to purchase 190,142 shares of our common stock at an exercise price of $0.36 per share to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board. The fair value of these options totaled $68,451, resulting in $23,451 of additional selling, general and administrative expenses.

On February 5, 2015, we issued an option to purchase 200,000 shares of our common stock to a consultant. The option vests after a period of ten months from the date of grant, expires ten years from the date of issuance, and is exercisable at $0.33 per share. The fair value of this option totaled $66,000 and is being expensed over the vesting period.

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

Activity of our stock options issued outside of the 2007 Plan for the six-month period ended June 30, 2014 and 2015 is as follows:

			Weighted
			Average
	Options		Price per
	Outstanding	Price per share	share
Balances as of December 31, 2013	16,398,395	$0.18 – 1.89	$0.41
Granted	816,532	$0.43 – 0.65	$0.62
Exercised	—	$—	—
Expired	—	$—	—
Balances as of June 30, 2014	17,214,927	$0.18 – 1.00	$0.39

	Options		Weighted Average Price per
	Outstanding	Price per share	share
Balances as of December 31, 2014	17,965,291	$0.18 – 1.00	$0.39
Granted	1,463,818	$0.34 – 0.36	0.35
Exercised	—	$—	—
Expired	—	$—	—
Balances as of June 30, 2015	19,429,109	$0.18 – 1.00	$0.39

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

	2014		2015

	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	2.63 – 2.73%	2.63%	1.83 – 2.33%	1.62 - 2.38%
Expected volatility	927 - 935%	927%	807 - 821%	326 - 807%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	7	7	3-7

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2014	2015
Accounts payable and accrued expenses	$313,286	$203,622
Uncertain tax position	137,500	137,500
Accrued interest	32,256	53,390
Officer and board of director payables	11,896	49,452
Total accounts payable and accrued expenses	$494,938	$443,964

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra sold shares of its common stock (see Note 4). The holdings of the Clyra executive officers and investors represented 19.6% of the issued and outstanding stock of the company as of June 30, 2015.

From inception, Clyra has generated no revenues and the financial impact of Clyra’s operations for the six-month period ended June 30, 2015, resulted in a net loss of $57,930.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

2015 Unit Offering

Subsequent to June 30, 2015, we received $25,000 and issued a convertible promissory note with a maturity date of June 1, 2018 to three investors in our 2015 Unit Offering (see Note 4). Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.40 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 420,000 shares.

Exercise of Warrants Issued to Clyra Investors

Subsequent to June 30, 2015, the final three Clyra investors exercised their BioLargo warrants and tendered 115 shares of Clyra common stock to BioLargo, and were issued an aggregate 460,000 shares of BioLargo common stock.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2015. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2015, unless expressly stated otherwise, and we undertake no duty to update this information.

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

AOS Filter

The AOS Filter is our invention that combines iodine, water filter materials and electrolysis within a water filter device. Our filter generates extremely high oxidation potential in order to oxidize and break-down, or otherwise eliminate, soluble organic contaminants like acids, solvents, sulfurs, oil and gas by-products, and pharmaceutical by-products which are commonly found in all sorts of contaminated water. It also achieves extremely high rates of disinfection to eliminate infectious biological pathogens like salmonella, listeria and E.coli.

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

Our Research Lab at the University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. We lease office and dedicated research lab space in two large academic and pilot labs at “Agri-Food Discovery Place” within the University of Alberta, approximately 2,000 square feet. We conduct most of our AOS Filter research and development activities in this labs or elsewhere on the on the University of Alberta campus. Our research team is led by Richard Smith, Ph.D., and our Chief Science Officer, Kenneth Reay Code. We currently have seven full time researchers on staff, as well as eight university employed researchers working for us pursuant to contacts with the university. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering.

Included in the seven full time researchers are two recent hires, , Dr. Ahmed Moustafa and Mr. Alex Evans, and a consultant starting in the fall, Dr. Michael Gaultois. These gentlemen bring a vast amount of expertise to our team. Dr. Ahmed Moustafa is spearheading the design of a scaled up AOS unit to validate performance at industrial scale. Dr. Moustafa is a former Fulbright Scholar and brings a superb skillset to the team, drawing on a Ph.D. in Environmental Engineering, a Master’s in Water Resources Engineering, as well as a Master’s in Environmental Engineering. His expertise will allow BioLargo to transition and demonstrate the AOS technology’s capabilities for large-scale water treatment applications.

Alex Evans is assisting with initiatives that expand the disinfection capabilities of the AOS technology. His expertise stems from a Master of Science with Specialization in Microbiology and Biotechnology, in which his focus was bacterial adaptation to stress. Mr. Evans’ research into the anti-viral activities of AOS will allow BioLargo to widen the scope of the AOS technology’s disinfection applications.

Dr. Michael Gaultois will be collaborating this fall with BioLargo on AOS reactor and experimental design, as well as consulting on physical and materials chemistry. Dr. Gaultois is a former Fulbright Scholar and has a Ph.D. in Chemistry, specific to new functional material design and characterization, as well as a MSc in Chemistry. He currently conducts research via a European Union Marie Sklodowska-Curie Fellowship at the University ofCambridge, UK. His expertise will be used to further refine and enhance the performance of the AOS technology’s filter materials.

Canadian Research Grants

We have been awarded a number of financial awards and grants to support our ongoing research and development as we refine the AOS Filter in preparation of commercial pilots and commercial designs. Generally the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient to support work on and around our technology; and second, grants to BioLargo Water, Inc., our Canadian Subsidiary, to support ongoing science and engineering to advance our AOS Filter towards commercialization. In both cases, the financial awards support much of the research budget, but not all of the related costs. This cooperative research arrangement has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims. We have been awarded eight grants, and have applied for three additional grants totaling over $1 million Canadian dollars. (See Part II, Item 1a Risk Factors.)

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

In February of 2015, Clarion Water introduced the new and improved Isan System at the world's largest agricultural trade show, the World AG Expo, as part of its commercial launch into the U.S. market. It is currently testing the product at multiple customer sites, primarily golf courses.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall, and NBS - direct to consumers, through retail stores, and most recently, to the U.S. Government. In March 2015, our distribution partner Downeast Logistics was awarded a $150,000 “Indefinite Delivery Purchase Order” (IDPO) for our Specimen Transport Solidifier pouches by the U.S. Defense Logistics Agency (DLA). The purchase order allows the DLA to purchase the product at agreed-upon prices for the following 12 months. In exchange, the company is awarded the contract to be the exclusive supplier of the designated product under the IDPO. The DLA has the option to expand the maximum award up to $300,000 for the year. There are no minimums under the IDPO, and the DLA can choose to purchase any amount, including zero, up to the maximum amount of $300,000. To date, purchases under the IDPO have been nominal.

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

Results of Operations—Comparison of the three and six-month periods ended June 30, 2014 and 2015.

Revenue and cost of goods sold

We record revenue from three sources – product sales, licensing, and government grants. Our revenue from product sales for the three and six-month periods ended June 30, 2014 and 2015 remained nominal. Our product revenue continues to consist primarily of sales of our Odor-No-More branded animal bedding additive to horse stables and a farming retailer, our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, and our Suction Canister Solidifiers to primarily military hospitals. We also generated nominal sales from the private label of our liquid Stain and Odor Eliminator products. A small portion of our product sales came pursuant to the IDPO with the Defense Logistics Agency (see “Commercial, Household and Personal Care Products” above). Sales under the contract have been steady but nominal, and we have no assurance under that contract as to the amount of product the Defense Logistics Agency will purchase during that time. For sales of our Odor-No-More branded products, we do not currently have the financial resources to devote to the marketing and sale of these products, and do not expect a material change in product sales until we can significantly invest in sales and marketing.

We have not recognized any licensing revenue during the periods covered by this Report. In February 2014 we entered into a license agreement with Clarion Water, (see Note 3), and received a $100,000 deposit towards licensing revenues. The deposit is included on our Balance Sheet as a liability, and will be credited to revenues as of the earlier of license revenues generated under the license agreement, or June 30, 2016. Subsequent to June 30, 2016, to retain its exclusive rights, Clarion must pay to us minimum license fees of $50,000 per quarter.

Our grant revenues consists of grants received from the Canadian government and industry research agencies per the efforts by our wholly owned Canadian subsidiary, BioLargo Water, Inc. The grants are awarded to fund research activities at our lab at the University of Alberta. Eight grants in the aggregate amount of $168,500 have been awarded, of which $37,028 was recognized in the six-month period ended June 30, 2015. All funds received have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States. These grants have substantially increased our level of research and development activities in Canada and the development of our AOS filter. We continue to apply for Canadian government and agency grants to fund research and development activities, and currently have grant applications pending in the aggregate amount of approximately $1,050,000, with additional grant applications in preparation. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded. (See Part II, Item 1a, Risk Factors.)

Cost of Goods Sold

Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our products. Because we have not achieved a meaningful product revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense. While our total SG&A did not differ materially in the 2015 versus 2014 periods covered by this Report, our cash expenses decreased by approximately 30% (from $1,008,763 to $813,362) due to a smaller amount of investor funding during 2015 (as compared with 2014), and we thus were forced to rely on the issuance of stock and options to officers, employees and vendors in lieu of cash payments larger non-cash payments to fund operations.

The differences from period-to-period in our net cash used in operating activities are dependent on our cash position during the period. If we have sufficient cash reserves from financing activities, we typically pay employees and vendors in cash. If we do not have cash during the period, we issue common stock or options to purchase common stock to compensate employees and vendors the remainder of what they are owed. We do so at the end of the quarter. When we issue options, we do so pursuant to a plan adopted by our board of directors that allows us to set a price based on the trading price of our common stock. The options we issue typically have a fair value greater than the cash owed, and that fact increases our non-cash expense.

The largest components of our SG&A expenses were salaries and payroll-related expenses ($191,959 and $336,283 for the three and six-month periods ended June 30, 2015), consulting expenses ($311,362 and $416,358 for the three and six-month periods ended June 30, 2015), professional fees ($103,326 and $214,771 for the three and six-month periods ended June 30, 2015), and investor relations fees ($31,782 and $74,175 for the three and six-month periods ended June 30, 2015).

Research and Development

We expect our research and development activities to continue to increase over time, especially as grant revenue increases. The increase in 2015 versus 2014 is reflective of the grants that have been awarded. The amounts reported on our financial statements do not include the portions of grants paid directly to the University of Alberta employees working on our technology. We currently have seven full time researchers on staff, as well as eight university employed researchers working on research projects pursuant to contacts with the university.

Interest expense

Our interest expense increased in the 2015 periods covered by this Report. The increase is the result from issuing convertible notes payable in Q4 of 2014 and continued during the six month period ended June 30, 2015. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a full discount on our convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to continue to increase.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,995,086 for the six-month period ended June 30, 2015, and at June 30, 2015, we had negative working capital of $545,517, current assets of $164,105, and an accumulated stockholders’ deficit of $81,003,461. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $96,948 at June 30, 2015. We recorded revenues of $66,514 in the six-month period ended June 30, 2015, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2015, we had $1,042,919 principal amount outstanding on our convertible note payables (see Note 5), and $443,964 of outstanding accounts payable and accrued expenses. (See Note 10.)

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

The Company accounts for hybrid contracts such as convertible notes payable that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”).  ASC  815 Derivatives and Hedging Activities, (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

            Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

            The Company accounts for convertible instruments, when management has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Recent Accounting Pronouncements

See Note 2.

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

PART II

OTHER INFORMATION

Item 1a.	Risk Factors

The following risk factor is supplemented to the Risk Factors contained in our Annual Report on Form 10-K filed March 31, 2015, beginning at page 12.

We may not be able to obtain, or to agree on acceptable terms and conditions for, all or a significant portion of the government or agency grants for which we have applied and may in the future apply. As a result, our business and prospects may be adversely affected.

We have applied for Canadian government agency grants under programs designed to stimulate the economy and support research and development activities in Edmonton, Canada. We anticipate that in the future there will be new opportunities for us to apply for grants. Our ability to obtain funds or incentives from Canadian government agency sources is subject to the availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our research and development of our AOS filter and related technologies, and resulting business and prospects, could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issued

On April 20, 2015, we issued 100,000 shares to a consultant providing business development services, as well as an option to purchase 700,000 shares of common stock pursuant to our 2007 Equity Incentive Plan. The stock was issued at a price of $0.34 per share. The option exercise price was $0.40 per share, and the shares vest over 10 months.

On June 30, 2015, we issued an aggregate 316,086 shares of our common stock, at $0.35 per share, to employees, officers and consultants in lieu of accrued and unpaid compensation and unreimbursed expenses.

On June 30, 2015, we issued 32,821 shares of our common stock as payment for rent at a contract price based on rent due for the three prior months in the amount of $11,250, at a price of $0.33 per share.

On June 30, 2015, we issued 300,000 shares of common stock to two investors in the Clyra 2014 offering, in exchange for 75 shares of Clyra common stock previously purchased by the investors for $75,000.

Issuance of Stock Options in exchange for payment of payables

On June 29, 2015, we issued Options to purchase 411,000 shares of our common stock at an exercise price of $0.35 per share to members of our board of directors, certain vendors and consultants, in lieu of $95,900 in accrued and unpaid fees, pursuant to our an “accounts payable” conversion plan adopted by our Board of Directors.

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

In accordance with the terms of our 2015 Unit Offering (see Note 4), during the six-month period ended June 30, 2015, we received $645,000 and issued unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.40 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 2,732,800 shares to investors and for commissions.

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

Date: August 7, 2015	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 7, 2015	By: /s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.