Form 10-Q
period 2015-09-30
BIOLARGO, INC.
filed 2015-11-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2015 was 85,787,374 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

INDEX

	PART I
Item 1	Financial Statements	1
Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	21
Item 4	Controls and Procedures	29

	PART II
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6	Exhibits	33

	Exhibit Index
Exhibit No.	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2015

	December 31, 2014	September 30, 2015 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,460	$560,171
Accounts receivable	5,617	38,401
Inventory	25,514	12,702
Prepaid expense	45,000	55,417
Total current assets	230,591	666,691

Other asset, net of amortization	30,077	21,887
Deferred financing fees, net of amortization	—	79,136
TOTAL ASSETS	$260,668	$767,714

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 9)	$494,938	$275,605
Convertible notes payable (Note 5)	250,000	—
Discount on convertible notes payable (Note 5)	(192,000)	—
Deposits	100,000	125,000
Total current liabilities	652,938	400,605

LONG-TERM LIABILITIES

Convertible notes payable, net of current (Note 5)	—	2,166,800
Discount on convertible notes payable, net of current (Note 5)	—	(2,056,854)
Total long-term liabilities	—	109,946
TOTAL LIABILITIES	652,938	510,551

COMMITMENTS AND CONTINGENCIES (Notes 7-11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2014 and September 30, 2015, respectively	—	—
Common Stock, $.00067 Par Value, 200,000,000 Shares Authorized, 82,909,300 and 85,539,138 Shares Issued, at December 31, 2014 and September 30, 2015, respectively	55,293	57,063
Additional paid-in capital	78,511,529	82,977,530
Accumulated deficit	(79,019,719)	(82,824,315)
Non-controlling interest	60,627	46,885
Total stockholders’ equity (deficit)	(392,270)	257,163
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,668	$767,714

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2015

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2014	2015	2014	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Product revenue	$16,448	$43,335	$46,821	$72,821

Cost of goods sold	7,731	19,930	19,194	33,994

Gross profit	8,717	23,405	27,627	38,827

Costs and expenses
Selling, general and administrative	652,432	1,455,250	2,208,461	2,875,043
Research and development	186,973	162,261	479,954	467,471
Amortization and depreciation	2,730	2,730	8,190	8,190

Total costs and expenses	842,135	1,620,241	2,696,605	3,350,704

Loss from operations	(833,418)	(1,596,836)	(2,668,978)	(3,311,877)

Other income and (expense)
Grant income	—	20,894	—	57,922
Interest expense, net	(3,665)	(247,310)	(313,117)	(564,383)
Net other income and (expense)	(3,665)	(226,416)	(313,117)	(506,461)

Net loss before non-controlling interest	$(837,083)	$(1,823,252)	$(2,982,095)	$(3,818,338)

Net loss (non-controlling interest)	$(10,622)	$(2,398)	$(34,827)	$(13,742)
Net loss	$(826,461)	$(1,820,854)	$(2,947,268)	$(3,804,596)

Loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted average common share equivalents outstanding	81,226,826	84,459,614	79,270,195	83,616,879

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015

(unaudited)

	Common Stock
	Number of shares	Par Value $.00067	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2014	82,909,300	$55,293	$78,511,529	$(79,019,719)	$60,627	$(392,270)
Issuance of stock in exchange of Clyra shares	1,640,000	1,099	(1,099)	—	—	—
Conversion of equity to debt	(262,500)	(176)	(104,824)	—	—	(105,000)
Issuance of stock to vendors and interest to Noteholders	534,188	365	230,440	—	—	230,805
Fair value of options issued for services and for accrued and unpaid obligations to vendors	—	—	992,011	—	—	992,011
Issuance of stock to satisfy accrued and unpaid obligations to officers	718,151	482	299,450	—	—	299,932
Fair value of options issued to board of directors and officers	—	—	646,695	—	—	646,695
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	2,331,008	—	—	2,331,008
Fair value of warrants issued as fees for convertible notes payable	—	—	72,320	—	—	72,320
Net loss	—	—	—	(3,804,596)	(13,742)	(3,818,338)
Balance, September 30, 2015	85,539,138	$57,063	$82,977,530	$(82,824,315)	$46,885	$257,163

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2015

(unaudited)

	For the nine-month periods ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,982,095)	$(3,818,338)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Non-cash expense related to options issued to board of directors and officers	368,661	646,695
Non-cash expense related to common stock issued to officers in exchange for unpaid obligations	155,011	299,932
Non-cash expense related to options issued to vendors	298,413	992,011
Non-cash expense related to common stock issued to consultants and for interest related to convertible notes	597,073	230,805
Expense related to amortization of the fair value of the warrants issued as part of the convertible debt	—	529,920
Amortization and depreciation expense	8,190	8,190
Increase (decrease) in cash from change in:
Accounts receivable	(778)	(32,784)
Inventory	(32,846)	12,812
Prepaid expenses	(45,000)	(10,417)
Deposits	151,699	25,000
Accounts payable and accrued expenses	65,251	(223,965)
Net Cash Used In Operating Activities	(1,416,421)	(1,340,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,230,644	—
Proceeds from sale of convertible notes payable	—	1,768,000
Proceeds from sale of stock in subsidiary	245,000	—
Payment of financing costs	—	(22,150)
Net cash provided by financing activities	1,475,644	1,745,850

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,223	405,711
CASH AND CASH EQUIVALENTS — BEGINNING	92,437	154,460
CASH AND CASH EQUIVALENTS — ENDING	$151,660	$560,171

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$6,733	$13,803
Taxes	$2,400	$4,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Fair value of warrants issued in conjunction with convertible notes payable	$584,800	$2,331,008
Fair value of warrants issued for financing fees	$34,600	$72,320
Exchange of common stock for convertible notes payable	$—	$105,000

See accompanying notes to unaudited condensed consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,818,338 for the nine-month period ended September 30, 2015, and at September 30, 2015, we had working capital of $266,086, current assets of $666,691, long-term debt obligations of $2,611,800 and an accumulated stockholders’ deficit of $82,824,315. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $560,171 at September 30, 2015. We recorded revenues of $72,821 in the nine-month period ended September 30, 2015. We received cash from government grants for our Canadian research programs totaling $57,922 in the nine-month period ended September 30, 2015. We generally have not had enough cash or sources of capital to fund operations or to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2015, we had $2,166,800 principal amount outstanding on convertible promissory notes (see Note 5). These notes mature June 1, 2018, and we have the option to pay those notes by the issuance of our common stock upon maturity. We were able to decrease short-term demands on liquidity by converting our one-year notes due in December 2015 and January 2016 to new promissory notes on the same terms as the notes issued in our 2015 Unit Offering. (See Note 6). The new notes are due on June 1, 2018, and are convertible at our option at maturity to our common stock at $0.25 per share. (See Note 4).

As of September 30, 2015, we had $275,605 of outstanding accounts payable and accrued expenses. (See Note 9.) Our short-term liquidity requirements consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities in Canada. We typically are able to pay a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the Isan system.

For the nine-month periods ended September 30, 2014 and 2015, we recorded amortization expense totaling $8,190.

We review intangible assets for potential impairment using our best estimates based on reasonable assumptions and projections. An impairment loss to write such assets down to their estimated fair values is necessary if the carrying values of the assets exceed their related undiscounted expected future cash flows. We also determine impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Management has not identified any impairment indicators at September 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based compensation and financing transactions, uncollectible accounts receivable, asset impairment and amortization, and taxes, among others.

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

During the nine-month periods ended September 30, 2014 and 2015, we recorded an aggregate $667,074 and $1,638,706 in selling general and administrative expense related to options issued as part of our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan (see Note 8).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine-month periods ended September 30, 2014 and 2015, we issued an aggregate 336,967 and 718,151 shares of our common stock to our officers in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $180,193 and $299,932, respectively.

During the nine-month periods ended September 30, 2014 and 2015, we issued an aggregate 450,005 and 534,188 shares of our common stock to third party vendors in lieu of accrued and unpaid obligations totaling $313,569 and $230,805, respectively.

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

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered grants related to income and are included as other income in our income statement. We received our first grant in 2015 and have been awarded ten grants in the aggregate amount of approximately $300,000, and in the nine-month period ended September 30, 2015, we’ve received a total of $57,922. The grants have terms generally ranging between six and eighteen months (ii) support much of the research budget, but not all of the related costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

The grants provide for (i) recurring monthly amounts and (ii) reimbursement of costs for research talent for which we invoice to request payment and (iii) ancillary cost reimbursement for research talent travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States. These grants have substantially increased our level of research and development activities in Canada and the development of our AOS filter. We continue to apply for Canadian government and agency grants to fund research and development activities. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine-month periods ended September 30, 2014 and 2015, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company’s financial statement presentation and disclosures.

Note 3. Deposits

Royalty Revenue

In 2012, we executed a joint venture agreement with Peter Holdings Pty. Ltd., the principal developer of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from any licensing revenue generated from the Isan System on an equal 50/50 basis.

In February 2014, we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System. For a term expiring the latter of 10 years or upon the expiration of the licensed patents the license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

Investor Deposit

On June 19, 2015, we received $25,000 from a potential investor in our 2015 Unit Offering. We did not receive a subscription agreement from that individual until after September 30, 2015, and thus we recorded this amount as a deposit until we received the executed documents.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchasers of the Units will receive an unsecured convertible promissory note bearing interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. The notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the Shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. The Notes mature on June 1, 2018.

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

Summer 2014 Private Securities Offering

Pursuant to a private offering of our common stock at a price of $0.40 per share (“Summer 2014 Offering”) that commenced on June 25, 2014 and ended during the three-month period ended December 31, 2014, we sold 455,000 shares of our common stock to six accredited investors, and received gross and net proceeds of $182,000 and $162,000, respectively. Fees related to this offering consisted of $20,000 cash payments and the issuance of 4,688 shares of our common stock at an exercise price of $0.40 per share.

Each purchaser of stock received, for no additional consideration, a stock purchase warrant which entitles the holder to purchase a number of additional shares of our common stock equal to the number of shares originally purchased. (See Note 7.)

During September, three investors of our Summer 2014 Offering chose to exchange their investment for a convertible promissory note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 4). Per the terms of the convertible note, the prior issued stock and warrants were cancelled. The total original investment exchanged totaled $105,000 and we issued new convertible promissory notes totaling $105,000, each with an expiration date of June 1, 2018. In addition, we issued a Series A stock purchase warrant to the investors allowing the purchase of an aggregate 420,000 shares of our common stock. The convertible note and warrants were accounted for using the relative fair values of the convertible note and the warrants at the exchange date.

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

Each purchaser of stock received, for no additional consideration a stock purchase warrant entitling the holder to purchase the same number of shares of Clyra common stock as purchased in the offering. (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Notes and Convertible Notes Payable

As of September 30, 2015, we have outstanding a total of $2,166,800 unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum.

For the nine-month periods ended September 30, 2014 and 2015, we recorded $313,117 and $564,383 of interest expense related to our line of credit, convertible notes payable and amortization of discount on convertible notes payable.

2015 Unit Offering

In accordance with the terms of our 2015 Unit Offering (see Note 4), during the nine-month period ended September 30, 2015, we received $1,635,000 and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible at the Unit price set forth in the investor’s subscription agreement. Of this amount, notes in the face amount of $1,535,000 were issued at a Unit price of $0.25, and $100,000 at a Unit price of $0.35. Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 7).

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

In September 2015, these notes were converted to a convertible promissory note and Series A stock purchase warrant on the same terms as our 2015 Unit Offering. (See Note 6.)

Line of Credit

On November 19, 2013, we received $50,000 pursuant to a line of credit which accrues interest at a rate of 24%. We have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit is May 15, 2016.

In September 2015, this line of credit was converted to a convertible promissory note and Series A stock purchase warrant on the same terms as our 2015 Unit Offering. (See Note 6.)

Note 6. Conversion of Notes

Prior to September 30, 2015, each of our December/January noteholders’ exchanged their note for a note and warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the original notes totaling $333,000 and accrued interest totaling $53,895 were cancelled and we issued new convertible promissory notes totaling $383,895 with an expiration date of June 1, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2015, the holder of our line of credit agreed to convert the outstanding balance on the line of credit for a convertible promissory note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the original line of credit totaling $50,000 and accrued fees and interest totaling $8,530, were canceled and we issued a new convertible promissory note totaling $58,530 with an expiration date of June 1, 2018. In addition, we issued a Series A stock purchase warrant to the holder allowing the holder to purchase 234,120 shares of our common stock.

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

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following tables:

	Number of Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125	–	2.00
Issued	4,785,001	0.25	–	1.00
Exercised	(674,288)	0.30	–	0.50
Expired	(6,291,362)	0.50	–	1.00

Outstanding as of September 30, 2014	8,438,122	$0.125	–	1.00

	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	–	1.00
Issued	9,387,214	0.30	–	0.75
Exercised	—		—
Expired	(4,582,079)	0.25	–	0.75

Outstanding as of September 30, 2015	13,643,257	$0.125	–	1.00

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

	2014			2015
Risk free interest rate	.09	–	1.55%	.97	–	1.60%
Expected volatility	184	–	349%	255	–	332%
Expected dividend yield		—			—
Forfeiture rate		—			—
Contractual life in years	1	–	5	3	–	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

2015 Unit Offering Warrants

Pursuant to the terms of our 2015 Unit Offering, during the nine-month period ended September 30, 2015, we issued Series A warrants to purchase up to an aggregate 6,734,580 shares of our common stock. Of that amount, warrants to purchase an aggregate 6,448,866 shares were issued at an exercise price of $0.40 per share, and a warrant to purchase 285,714 shares was issued at an exercise price of $0.45 per share. These warrants were issued to investors and as commissions, and expire June 1, 2020. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $1,635,000 discount on the convertible notes payable.

Warrants Issued Concurrently with Convertible Note Payables

During the nine-month period ended September 30, 2015, we issued warrants to purchase an aggregate 443,333 shares of our common stock to holders of our December/January notes (see Note 5). These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants totaled $133,000 and was recorded as interest expense.

 Pursuant to the terms of our Convertible Notes Payable, nine noteholders of the December and January convertible notes payable exchanged their notes and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling $368,270 (See Note 4 and 5). With the exchange, these note holders received additional warrants to purchase an aggregate 1,535,580 of our common stock at an exercise price of $0.40 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $368,270 recorded as a discount on convertible notes payable.

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

Pursuant to the terms of our Summer 2014 Offering, three investors choose to exchange their investment for a note and warrant on the terms offered in our 2015 Unit Offering totaling $105,000 (See Note 4 and 5). With the exchange, 262,500 warrants were cancelled and we issued warrants to purchase an aggregate 420,000 of our common stock at an exercise price of $0.40 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $105,000 discount on these new convertible notes payable.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summer 2013 Warrants

Pursuant to the terms of our Summer 2013 Offering (see Note 4), since inception in June 2013 through its termination on March 31, 2014, we issued warrants to purchase up to an aggregate 3,370,000 shares of our common stock to the investors in the Summer 2013 Offering at an exercise price of $0.30 per share. Of this amount, we issued warrants to purchase up to an aggregate 3,110,000 shares of our common stock during the nine-month period ended June 30, 2014. These warrants are set to expire October 15, 2015.

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during the nine-month period ended September 30, 2014, we issued warrants to purchase up to an aggregate 980,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering. The exercise price for each warrant is the tender of one share of Clyra common stock, purchased by the investor for $1,000, per 4,000 shares of BioLargo common stock. The warrants expired on July 30, 2015. Prior to the expiration of the warrants, all Clyra investors exercised their warrants. During the nine-month period ended September 30, 2015, 410 shares of Clyra common stock were tendered to BioLargo, and in exchange, BioLargo issued an aggregate 1,640,000 shares of BioLargo common stock. During the three-month period ended September 30, 2015, 310 shares of Clyra common stock were tendered to BioLargo, and in exchange, BioLargo issued an aggregate 1,240,000 shares BioLargo common stock.

Other Warrant

Pursuant to the terms of our Summer 2014 Offering, the holder of our letter of credit exchange their letter of credit for a note and warrant on the terms offered in our 2015 Unit Offering totaling $58,530 (See Note 4 and 5). With the exchange, we issued warrants to purchase 234,120 of our common stock at an exercise price of $0.40 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $58,530 recorded as a discount on convertible notes payable.

Note 8. Stock-Based Compensation and Other Employee Benefit Plans

During the nine-month periods ended September 30, 2014 and 2015, we recorded an aggregate $667,074 and $1,638,706 in selling general and administrative expense related to options issued pursuant to our 2007 Equity Incentive Plan and to options issued outside of the 2007 Plan.

On September 22, 2015, we issued 150,000 shares of our common stock to the president of our BioLargo Water Canada subsidiary for services performed. The stock price on the grant date was $0.65 resulting in $97,500 of selling, general and administrative expense.

2007 Equity Incentive Plan

On August 7, 2007, and as amended April 29, 2011, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options issued pursuant to our 2007 Equity Incentive Plan during the nine-month period ended September 30, 2015:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
June 24, 2015	(1)	10	40,000	$0.38	$0.38	$15,200	$15,200
April 20, 2015	(2)	10	700,000	0.40	0.34	238,000	59,460
September 30, 2015	(3)	10	300,000	$0.57	$0.57	171,000	68,400
Totals			1,040,000			$424,200	$143,060

(1)

We recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance.

(2)	We issued an option to purchase shares of our common stock to a consultant. The option vests ratably over ten-months.

(3)

On September 30, 2015, BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of September 30, 2015 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2016 (the “Extended Term”), and is retroactively effective to February 1, 2015. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock that vest over the term of the engagement with 120,000 shares vested as of September 30, 2015, and the remaining shares to vest 15,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date.

In addition to the foregoing, on June 24, 2015, our board of directors extended by five years the expiration of an option to purchase 200,000 shares of our common stock issued to our Chief Science Officer in February 2010. The option was originally issued in exchange for unpaid salary obligation at an exercise price of $0.575 and now expires February 5, 2020. Fair value of the option totaled $68,000 of additional selling, general and administrative expenses.

On August 4, 2015, our board of directors extended by five years the expiration of options to purchase an aggregate 1,772,581 shares of our common stock issued to consultants, vendors and employees in August 2010. The options were originally issued in exchange for accrued and unpaid amounts owed to the individuals, at an exercise price of $0.30 and now expire August 4, 2020. Fair value of the option totaled $620,403 of additional selling, general and administrative expenses.

Options issued pursuant to our 2007 Equity Incentive Plan during the nine-month period ended September 30, 2014:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
June 23, 2014	(1)	10	40,000	$0.63	$0.63	$25,200	$25,200
June 23, 2014	(2)	10	300,000	0.63	0.63	189,000	141,000
			340,000			$214,250	$166,200

(1)

We recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance.

(2)

BioLargo, Inc. (the “Company”) and its Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of June 23, 2014 (the “Engagement Extension Agreement”) provides for an additional term to expire January 31, 2015 (the “Extended Term”), and is retroactively effective to February 1, 2014. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase shares of the Company’s common stock which vest over the term of the engagement with 100,000 shares vested as of June 23, 2014, and the remaining shares vest 25,000 monthly through January 31, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2007 Plan for the nine-month period ended September 30, 2014 and 2015 is as follows:

						Weighted
						Average
	Options	Shares	Price per			Price per
	Outstanding	Available	share			share
Balances as of December 31, 2013	8,561,086	4,420,742	0.23	–	1.89	$0.44
Granted	40,000	(40,000)			0.63	0.63
Exercised	—	—			—	—
Expired	—	—			—	—
Balances as of September 30, 2014	8,601,086	3,380,742	0.23	–	1.89	$0.44

						Weighted
						Average
	Options	Shares	Price per			Price per
	Outstanding	Available	share			share
Balances as of December 31, 2014	8,601,086	4,380,742	0.23	–	1.89	$0.44
Granted	1,040,000	(1,040,000)	0.30	–	0.575	0.35
Exercised	—	—			—	—
Expired	—	—			—	—
Plan classification	600,000	(600,000)	0.30	–	0.63	0.33
Balances as of September 30, 2015	10,241,086	2,740,742	0.23	–	1.89	$0.43

Options issued Outside of the 2007 Equity Incentive Plan

Options issued outside of the 2007 Equity Incentive Plan during the nine-month period ended September 30, 2015 are:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
September 22, 2015	(1)	10	103,846	$0.65	$0.65	$67,500	$67,500
September 22, 2015	(2)	10	125,770	0.65	0.65	81,750	81,750
September 22, 2015	(3)	10	200,000	0.35	0.65	130,000	91,000
June 29, 2015	(4)	10	218,143	0.35	0.35	76,350	76,350
June 29, 2015	(5)	10	192,857	0.35	0.35	67,500	67,500
April 20, 2015	(6)	10	75,000	0.34	0.34	22,500	22,500
April 19, 2015	(7)	10	200,000	0.37	0.34	74,000	74,000
March 31, 2015	(8)	10	387,676	0.36	0.36	139,563	139,563
March 30, 2015	(9)	10	190,142	0.36	0.36	68,451	68,451
February 5, 2015	(10)	10	200,000	0.33	0.33	66,000	66,000
2014 and prior	(11)		__			__	74,145
Totals			1,893,434			$793,614	$828,759

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees.

(2)	We issued options to purchase shares of our common stock to vendors in lieu of $54,500 in accrued and unpaid fees.

(3)

We issued options to purchase shares of our common stock to the president of our BioLargo Water Canada subsidiary. Of the total options issued, 140,000 vest immediately and the remaining 60,000 options vest 10,000 per month, provided that our president has not been terminated prior to each vesting date.

(4)	We issued options to purchase shares of our common stock to vendors, in lieu of $50,900 in accrued and unpaid fees.

(5)	We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board.

(6)	We issued an option to purchase shares of our common stock to a consultant for services provided.

(7)	We issued an option to purchase shares of our common stock to two consultant for services provided.

(8)	We issued options to purchase shares of our common stock to two vendors, in lieu of $91,750 in accrued and unpaid fees.

(9)	We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board.

(10)	We issued an option to purchase 200,000 shares of our common stock to a consultant for services provided.

(11)	Expense recorded for the vesting of stock options issued in prior periods.

Options issued outside of the 2007 Equity Incentive Plan during the nine-month period ended September 30, 2014 are:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
September 29, 2014	(1)	10	143,617	$0.47	$0.47	$67,500	$67,500
September 29, 2014	(2)	10	193,511	0.47	0.47	90,950	90,950
June 24, 2014	(3)	10	103,847	0.65	0.65	67,501	67,501
June 24, 2014	(4)	10	148,848	0.65	0.65	96,750	96,750
March 31, 2014	(5)	10	156,888	0.43	0.43	67,461	67,461
March 31, 2014	(6)	10	78,488	0.43	0.43	33,750	33,750
February 20, 2014	(7)	10	40,000	0.35	0.35	14,000	14,000
2013 and prior	(8)		__			__	40,160
Total			1,165,199			$626,912	$667,074

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees.

(2)	We issued options to purchase shares of our common stock to vendors in lieu of $67,500 in accrued and unpaid fees.

(3)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees.

(4)	We issued options to purchase shares of our common stock to vendors in lieu of $64,500 in accrued and unpaid fees.

(5)	We issued options to purchase shares of our common stock to our board of directors, in lieu of $45,000 in accrued and unpaid fees.

(6)	We issued options to purchase shares of our common stock to a vendor, in lieu of $22,500 in accrued and unpaid fees.

(7)

On February 20, 2014, we issued options to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share, set to expire February 20, 2024, and to vest over the term of the agreement. The fair value of the Options totaled $14,000 of additional selling, general and administrative expenses.

(8)	Expense recorded for the vesting of stock options issued in prior periods.

Activity of our stock options issued outside of the 2007 Plan for the nine-month period ended September 30, 2014 and 2015 is as follows:

					Weighted
					Average
	Options				Price per
	Outstanding	Price per share			share
Balances as of December 31, 2013	16,398,395	$0.18	–	1.89	$0.41
Granted	1,165,199	0.43	–	0.65	0.62

Exercised	(41,875)			0.30	0.30

Expire	—			—	—
Balances as of September 30, 2014	17,521,719	$0.18	–	1.00	$0.40

	Options				Weighted Average Price per
	Outstanding	Price per share			share
Balances as of December 31, 2014	17,965,291	$0.18	–	1.00	$0.39
Granted	1,893,434	0.34	–	0.36	0.41
Exercised	—			—	—

Expired	(46,250)			0.30	0.30
Plan classification	(600,000)	0.30	–	0.63	0.33
Balances as of September 30, 2015	19,212,474	$0.18	–	1.00	$0.44

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

	2014				2015
	Non Plan			2007 Plan	Non Plan			2007 Plan
Risk free interest rate	2.54	–	2.73%	2.63%	2.54	–	2.33%	2.54	–	2.38%
Expected volatility	908	-	935%	927%	794	-	821%	322	-	807%
Expected dividend yield			—	—			—			—
Forfeiture rate			—	—			—			—
Expected life in years			7	7			7	3	-	7

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2014	2015
Accounts payable and accrued expenses	$219,182	$25,849
Disputed accounts payable	106,000	106,000
Uncertain tax position	137,500	137,500
Accrued interest	32,256	6,256
Total accounts payable and accrued expenses	$494,938	$275,605

Note 10. Non-Controlling Interest

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra issued shares of its common stock to investors (see Note 4). Those shares were subsequently purchased by BioLargo at the request of the investors upon exercise of warrants, for which the investors received 4,000 shares of BioLargo common stock in exchange for each share of Clyra common stock (see Note 7, “Clyra 2014 Warrants”). As of September 30, 2015, BioLargo, Inc. owns 84.2% of Clyra, and the remainder is owned by the three Clyra executives.

Clyra has yet to generate any revenues, and the financial impact of Clyra’s operations for the nine-month period ended September 30, 2015, resulted in a net loss of $86,894 on our consolidated financial statements.

Note 11. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

2015 Unit Offering

Subsequent to September 30, 2015, we received $715,000 and issued a convertible promissory note with a maturity date of June 1, 2018 to three accredited investors in our 2015 Unit Offering (see Note 4). The Unit price was $0.35, and thus the notes are convertible at $0.35 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.45 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 2,860,000 shares.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2015. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2015, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our Research Lab at the University of Alberta

We are informally engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada: (i) we lease office and dedicated research lab space in two large academic and pilot labs at “Agri-Food Discovery Place” within the University of Alberta, approximately 2,000 square feet; (ii)we conduct most of our AOS Filter research and development activities in these labs or elsewhere on the University of Alberta campus; (iii)University professors apply for government grants to conduct research on our technology, assisting in its development and progression.

Our research team is led by Richard Smith, Ph.D., and our Chief Science Officer, Kenneth Reay Code. We currently have five full time researchers on staff, as well as over eight university employed researchers working for us or on our technology pursuant to contracts with the university or government grants. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering.

Our researchers include Dr. Ahmed Moustafa, Mr. Alex Evans, Dr. Parastoo Pourrezaei, and Dr. Michael Gaultois. These gentlemen bring a vast amount of expertise to our team. Dr. Ahmed Moustafa is spearheading the design of a scaled up AOS unit to validate performance at industrial scale. Dr. Moustafa is a former Fulbright Scholar and brings a superb skillset to the team, drawing on a Ph.D. in Environmental Engineering, a Master’s in Water Resources Engineering, as well as a Master’s in Environmental Engineering. His expertise will allow BioLargo to transition and demonstrate the AOS technology’s capabilities for large-scale water treatment applications.

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

Parastoo Pourrezaei, PhD, is a technology development engineer in water and wastewater treatment. During her Ph.D. she completed a research project focusing on physico-chemical treatment technologies for oil sands process-affected water remediation. She brings more than five years of research expertise on oil sands process water treatment and more than two years of experience in oil sands applied research and development technologies.

Dr. Michael Gaultois began collaborating this fall with BioLargo on AOS reactor and experimental design, as well as consulting on physical and materials chemistry. Dr. Gaultois is a former Fulbright Scholar and has a Ph.D. in Chemistry, specific to new functional material design and characterization, as well as a MSc in Chemistry. He currently conducts research via a European Union Marie Sklodowska-Curie Fellowship at the University of Cambridge, UK. His expertise will be used to further refine and enhance the performance of the AOS technology’s filter materials.

Canadian Research Grants

We have been awarded a number of financial awards and grants to support our ongoing research and development as we refine the AOS Filter in preparation of commercial pilots and commercial designs. Generally, the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta (or another research agency) is the primary recipient to support work on and around our technology; and second, grants to BioLargo Water, Inc., our Canadian Subsidiary, to support ongoing science and engineering to advance our AOS Filter towards commercialization. In both cases, the financial awards support much of the research budget, but not all of the related costs. This cooperative research arrangement has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

As of the date of this report, we have been awarded ten grants, and continue to apply for additional grants to support our research activities. The 10 grants support our research in a total aggregate amount of approximately $375,000, and of that amount, we have committed to fund approximately $65,000, and approximately $80,000 is paid directly to third party research institutions (e.g., University of Alberta).

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

In February of 2015, Clarion Water introduced the new and improved Isan System at the world's largest agricultural trade show, the World AG Expo, as part of its commercial launch into the U.S. market. It has filed for a disinfection claim with the US Environmental Protection Agency, and is currently focusing its sales efforts to golf courses and nurseries. Golf courses using the product report greener, healthier grass. A golf course in Southern California reported the Isan system had solved an ongoing fungus problem on one its fairways. Sales are in the beginning stages, and no licenses fees from Clarion have yet been paid.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technology. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or disinfection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall, and NBS - direct to consumers, through retail stores, and to the U.S. Government and military.

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

Sales of our Suction Canister Solidifiers to military hospitals are beginning to increase. This product acts as an absorbent and deodorizer for waste (such as body fluids) during surgical procedures. We now sell to five military hospitals, and hope to increase that number in the future.

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

We continue to expand our product line, most recently creating an artificial turf odor and stain remover. Our primary focus remains, however, to seek relationships with established companies for potential technology licenses in which our technology would be incorporated into new products for existing brands, or established products. We are continually evaluating potential opportunities as they arise.

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

Results of Operations—Comparison of the three and nine-month periods ended September 30, 2014 and 2015.

Revenue and Other Income

Revenue

We record revenue from two sources – product sales and licensing. Our revenue from product sales for the three and nine-month periods ended September 30, 2014 and 2015 remained nominal, although as a percentage increased significantly in 2015. Our product revenue consists primarily of sales of our Odor-No-More branded animal bedding additive to horse stables and a farming retailer, our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, and our Suction Canister Solidifiers to military hospitals. We also generated nominal sales from the private label of our liquid Stain and Odor Eliminator products. The increase in our sales in the 2015 periods primarily resulted from an increased volume of sales of our Specimen Transport Solidifier pouches to the Defense Logistics Agency (see “Commercial, Household and Personal Care Products” above), pursuant to the IDPO. We expect this trend to continue.

Sales of our Odor-No-More branded Animal Bedding Additive products continue to show nominal increases over time. We do not actively market the Odor-No-More branded products, and do not expect a material change in the volume of product sales until we can significantly invest in sales and marketing.

We have not recognized any licensing revenue during the periods covered by this Report. In February 2014 we entered into a license agreement with Clarion Water, (see Note 3), and received a $100,000 deposit towards licensing revenues. The deposit is included on our Balance Sheet as a liability, and will be recognized as revenues upon the earlier of license revenues generated under the license agreement, or June 30, 2016. Subsequent to June 30, 2016, to retain its exclusive rights, Clarion must pay to us minimum license fees of $50,000 per quarter.

Other Income

Our wholly owned Canadian subsidiary has been awarded a total of 10 research grants, from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The total value of grants awarded is approximately $300,000. In the nine-month period ended September 30, 2015, we received a total of $57,922 from grant agencies.

The grants can be categorized by two types. First, grants that are awarded in a lump sum amount after certain requirements have been met. Second, grants that are paid over time as reimbursement of costs for employed or contract researchers. For the second category, we are required to invoice the grant agency and provide proof of prior payment for which we are reimbursed a percentage. For example, we were recently awarded an NRC-IRAP grant that provides payment of 80% of salary and associated payroll expenses over an 18-month period. We are required to incur these costs and then seek reimbursement of 80% of costs expended. Over the 18-month period, the grant agency will reimburse up to approximately $175,000.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense. Our total SG&A increased by approximately $690,000 (30%) in the 2015 versus 2014 periods covered by this Report. The increase results from the extension by five years of the expiration date of stock options issued in lieu of salary and consultant/vendor payables, originally issued in 2010 (see Note 8) which was accounted for as non-cash compensation expense.

The increase in our SG&A was primarily due to non-cash expense from our issuance of stock options. Our cash used in operations for the nine-month period decreased by 5.4% (from $1,416,421 to $1,340,139) due to a decreased amount of investor funding during 2015 compared with 2014. We continue to fund our operations through in part cash, and in part the issuance of stock and options to officers, employees and vendors in lieu of cash payments.

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

The largest components of our SG&A expenses (aggregate of cash and non-cash) were:

Category	Three-month period ended September 30, 2015	Nine-month period ended September 30, 2015
Salaries and payroll-related expenses	$323,195	$720,045
Consulting expenses	$441,009	$857,367
Professional fees	$404,737	$619,508
Investor relations fees	$25,215	$99,390

Research and Development

We expect our research and development activities to increase over time as we receive grant-reimbursement income from Canadian government sponsored projects. Although our Statement of Operations shows a slight (2.5%) decrease in research and development expenses during the nine-month period in 2015 compared with 2014, our research activities accelerated during 2015, and we expect will continue to accelerate in the next 12 months. As of the date of this report, for example, we have five full time researchers on the staff of our Canadian subsidiary, compared to three at this time in 2014. We are continuing to make applications for government grants, and were recently awarded a NRC-IRAP grant that pays approximately $10,000 per month over an 18-month period. We expect to devote increased financial resources in this area.

In addition to research and development expenses incurred by us directly, researchers employed by the University of Alberta conduct research at our direction on our technology pursuant to government grants paid directly to the University. So far this year, four grants in the aggregate of approximately $80,000 have been awarded. Since that money is paid directly to the University, the funds are not reflected on our financial statements.

Interest expense

Our interest expense significantly increased in the 2015 periods covered by this Report (from $3,665 to $243,645 in three-month periods ended September 30, 2014 and 2015, with a comparable increase in the nine-month periods). The increase results from a fundamental change in our financing activities – beginning in December 2014, and continuing with our 2015 Unit Offering, we began issuing debt to investors, rather than our common stock. Thus, at September 30, 2014, we had only one note payable, in the face amount of $50,000, accumulating interest. In contrast, at September 30, 2015, our balance sheet includes notes payable in the aggregate amount of $2,166,800. These notes were issued with stock purchase warrants as “units”, and are convertible (see Part II, Item 2, “2015 Unit Offering”, “Conversion of Notes”, and “Summer 2014 Offering”). The fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable resulted in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to continue to increase as we incur interest on our outstanding convertible note payables and the amortization of the related discount, and as we continue to raise money through the 2015 Unit Offering.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,818,338 for the nine-month period ended September 30, 2015, and at September 30, 2015, we had working capital of $266,086, current assets of $666,691, long-term debt obligations of $2,166,800 and an accumulated stockholders’ deficit of $82,824,315. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $560,171 at September 30, 2015. We recorded revenues of $72,821 in the nine-month period ended September 30, 2015. We received cash from government reimbursement grants for our Canadian research programs totaling $57,922 in the nine-month period ended September 30, 2015. We generally have not had enough cash or sources of capital to fund operations or to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2015, we had $2,166,800 principal amount outstanding on convertible promissory notes (see Note 5). These notes mature June 1, 2018, and we have the option to pay those notes by the issuance of our common stock upon maturity. We were able to decrease short-term demands on liquidity from our one-year notes due in December 2015 and January 2016 by converting them to new promissory notes on the same terms as the notes issued in our 2015 Unit Offering. The new notes are due on June 1, 2018, and are convertible at our option at maturity to our common stock at $0.25 per share.

As of September 30, 2015, we had $275,605 of outstanding accounts payable and accrued expenses. (See Note 9.) Short-term demands on our liquidity consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities in Canada. We typically are able to pay a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors.

We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We may also be compelled to reduce or curtail certain activities to preserve cash. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow.

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

The Company accounts for hybrid contracts such as convertible notes payable that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”). ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when management has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

Stock Issued

On June 29, 2015, we issued an aggregate 317,678 shares of our common stock, at $0.35 per share, to employees, officers and consultants in lieu of accrued and unpaid compensation and unreimbursed expenses.

On September 30, 2015, we issued 30,718 shares of our common stock as payment for rent at a contract price based on rent due for the three prior months in the amount of $10,725, at a price of approximately $0.35 per share.

During the three-month period ended September 30, 2015, we issued 1,240,000 shares of common stock to six investors in the Clyra 2014 offering, in exchange for 310 shares of Clyra common stock previously purchased by the investors for $310,000.

On September 21, 2015, we issued 113,566 shares of our common stock as payment of interest due on promissory notes.

On September 22, 2015, we issued 150,000 shares of our common stock to the president of our BioLargo Water Canada subsidiary for services performed. The stock price on the grant date was $0.65 resulting in $97,500 of selling, general and administrative expense.

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

In accordance with the terms of our 2015 Unit Offering, during the three- and nine-month period ended September 30, 2015, we received investments in the amounts and in the table below. All investments were from accredited investors, as that term is defined in Rule 501 of Regulation D.

Period	Number of Investors	Total Amount Invested	Commissions Paid	Unit Price	Face Amount of Unit Offering Notes	Shares Purchasable by Series A Warrants
Three-Month period ended Sept 30, 2015	1	$100,000	-0-	$0.35	$100,000	285,714
Three-Month period ended Sept 30, 2015	12	$890,000	-0-	$0.25	$890,000	3,560,000
Nine-Month period ended Sept 30, 2015	1	$100,000	-0-	$0.35	$100,000	285,714
Nine-Month period ended Sept 30, 2015	28	$1,535,000	$22,150	$0.25	$1,535,000	6,140,000

In addition to the cash commissions set forth in the above table paid to a registered broker-dealer, Series A Warrants to purchase an aggregate amount of 161,200 shares were issued to the registered broker-dealer as additional commissions.

The 2015 Unit Offering is made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Rule 506 of Regulation D promulgated thereunder as not involving a public offering of securities.

Conversion of Notes

Prior to September 30, 2015, each of our December/January noteholders’ exchanged their note for a convertible note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the original notes totaling $330,000 and accrued interest totaling $38,270 were cancelled and we issued new convertible promissory notes totaling $368,270 with an expiration date of June 1, 2018.

On September 30, 2015, the holder of our line of credit converted the outstanding balance on the line of credit for a convertible promissory note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 4), such that the original line of credit totaling $50,000 and accrued fees and interest totaling $8,530, were canceled and we issued a new convertible promissory note totaling $58,530 with an expiration date of June 1, 2018. In addition, we issued a Series A stock purchase warrant to the holder allowing the holder to purchase 234,120 shares of our common stock.

Summer 2014 Offering

During September, three investors of our Summer 2014 Offering chose to exchange their investment for a convertible promissory note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 4). The total investment exchanged totaled $105,000 and we issued new convertible promissory notes totaling $105,000, each with an expiration date of June 1, 2018. In addition, we issued a Series A stock purchase warrant to the investors allowing the purchase of an aggregate 420,000 shares of our common stock.

Options issued Outside of the 2007 Equity Incentive Plan

Options to purchase our common stock issued outside of the 2007 Equity Incentive Plan during the nine-month period ended September 30, 2015 are:

Date		Term	Option Shares	Exercise $	Stock $ on grant date	Fair Value	Expense
September 22, 2015	(1)	10	103,846	0.65	0.65	67,500	67,500

September 22, 2015	(2)	10	125,770	0.65	0.65	81,750	81,750

September 22, 2015	(3)	10	200,000	0.35	0.65	130,000	91,000

June 29, 2015	(4)	10	218,143	0.35	0.35	76,350	76,350

June 29, 2015	(5)	10	192,857	0.35	0.35	67,500	67,500

April 20, 2015	(6)	10	75,000	0.34	0.34	22,500	22,500

April 19, 2015	(7)	10	200,000	0.37	0.34	74,000	74,000

March 31, 2015	(8)	10	387,676	0.36	0.36	139,563	139,563

March 30, 2015	(9)	10	190,142	0.36	0.36	68,451	68,451

February 5, 2015	(10)	10	200,000	0.33	0.33	66,000	66,000

(1)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees.

(2)	We issued options to purchase shares of our common stock to vendors in lieu of $54,500 in accrued and unpaid fees.

(3)

We issued options to purchase shares of our common stock to the president of our BioLargo Water Canada subsidiary. Of the total options issued, 140,000 vest immediately and the remaining 60,000 options vest 10,000 per month, provided that our president has not been terminated prior to each vesting date.

(4)	We issued options to purchase shares of our common stock to vendors, in lieu of $50,900 in accrued and unpaid fees.

(5)	We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board.

(6)	We issued an option to purchase shares of our common stock to a consultant for services provided.

(7)	We issued an option to purchase shares of our common stock to two consultant for services provided.

(8)	We issued options to purchase shares of our common stock to two vendors, in lieu of $91,750 in accrued and unpaid fees.

(9)	We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board.

(10)	We issued an option to purchase 200,000 shares of our common stock to a consultant for services provided.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date: November 16, 2015	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 16, 2015	By: /s/ CHARLES K. DARGAN, II
CHARLES K. DARGAN, II Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Management contract or compensatory plan, contract or arrangement

* Filed herewith

** Furnished herewith

(1) Incorporated herein by reference from the Form 8-K filed by the Company on June 23, 2014.