Form 10-K
period 2015-12-31
BIOLARGO, INC.
filed 2016-03-30
CIK 880242

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $19,196,841 which is based on 51,883,353 shares of common stock held by non-affiliates and the price at which the common equity was sold on that date.

The number shares outstanding of the issuer’s class of common equity as of March 29, 2016 was 86,271,712; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 20, 2016.

PART I

ITEM 1. BUSINESS

USE OF FORWARD LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) contains forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

The information contained in this Annual Report is as of December 31, 2015, unless expressly stated otherwise.

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

Extremely high oxidation potential is the key. The term ‘oxidation potential’ refers to the measure of the performance in which an oxidant is able to ‘break down’ a material through, in simple terms, the addition of oxygen and the transfer of electrons. Two commonly understood examples of oxidation are, as salt air rusts a shipyard anchor, or as fire is able to dismantle wood and turn it into ash. The key to our AOS Filter is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water that flow through the AOS Filter. The extremely high oxidation potential enables the AOS Filter to achieve performance results that researchers at the University of Alberta refer to as, ‘unprecendented’. Our AOS Filter embodies a break-through in science which led to BioLargo's co-founding of an ongoing research chair to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Our work is continually expanding into a number of commercial applications with a key focus on food processing, agriculture and oil and gas. We are also evaluating opportunities in the maritime industry, mining, storm drain recapture / recycling, and drinking water. It is an award-winning invention that is supported with science and engineering financial support and grants from various federal and provincial agencies in Canada. The financial support is expanding along with the work to develop commercially available designs. We believe the AOS Filter has an important and substantial commercial opportunity in every segment of the water treatment industry.

CupriDyne®

Our CupriDyne formula is used to deliver iodine within products. It can be delivered in any physical form, and can be combined with other ingredients, like fragrances in our odor control products, and primitive surfactants in our stain and odor products. Additional ingredients can often be added without sacrificing its practical and safe antimicrobial functions as well its oxidation potential. Our product designs include liquids, sprays, gels, powders, coatings and absorbents.

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

Patent - an Expanding Intellectual Property Estate

We have 16 patents issued and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio and we have reasonable basis upon which to rely on our patent protections in the field of art in which we practice. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS Filter- when compared to the best of class competition we are

■	100 times more effective

■	less than 1/20th the cost

■	more than 10 times faster

o	CupriDyne

■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.

■	Broad spectrum disinfection (>99.9%)

■	Potent (less than 1/20th the dose of comparable disinfectant [like chlorine] to achieve similar results)

■	Total odor elimination

■	Non-toxic and gentle

■	Increases holding power of absorbents by up to six times

■	Promotes rapid healing (animal care products)

■	De-scaling

■	Eliminates Sulfur, Ammonia, Fatty Acids, Mercaptans

■	Enhanced flocculation

■	Nutritive

o	Isan System

■	Precise iodine dosing

■	Anti-bacterial, anti-fungal, anti-viral

■	Effective against top five plant pathogens

■	Promotes extended shelf-life

■	Enhances root growth and foliage growth for healthier plants

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

Although our technology has commercial applications within many industries, we are focusing our efforts in four areas: water treatment; industrial odor control applications; commercial, household and personal care products (“CHAPP”); and “advanced wound care.”

Within these broad categories, we also narrow our product focus to exploit opportunities that we believe are of high-value to potential customers and that present commercially significant opportunities.

We have a number of examples of strategic alliance or partnering initiatives whereby we are advancing both our science, our patents, our proof of claims, field trials and our commercial opportunities. There are a number of noteworthy examples:

The University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. The offices and lab of our Canadian subsidiary, and our staff researchers, are located within the University of Alberta research center at Discovery Place. We are able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering, and partner with the University professors on government and industry sponsored financial awards and grants to support our ongoing research and development as we refine the AOS Filter in preparation of commercial pilots and commercial designs. Generally, the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient and contracting party with the grant agency to support work on and around our technology; and second, direct grants in which our Canadian subsidiary is the contracting party to support ongoing science and engineering to advance our AOS Filter towards commercialization, sometimes supporting the work of PhD students at the University. In both cases, the financial awards support much, but not all, of the research budget and related costs. Our research arrangement with the University has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, and (iii) independent and credible validation of our technical claims. Grant revenue totaled $99,122 during the year ended December 31, 2015

Clarion Water

On August 18, 2014, we entered into a manufacturing and distribution license agreement for our Isan® system with Clarion Water, a new operating division of InsulTech Manufacturing, LLC (www.insultech.com), the latter of which has over 20 years of commercial success around the globe representing hundreds of millions in sales of technical products to Fortune 100 companies.

Owned in equal parts by BioLargo, Inc. and Peter Holdings, Ltd. through a joint venture agreement, the Isan system leverages the power of iodine to provide the world’s most effective disinfection dosing systems. It has been referred to as one of the most important technical advancements in food safety in the past 20 years. It won a ‘top 50 water company award’ by the Artemis Project in 2010 and a DuPont Innovation Award for its excellence in science and innovation in 2004.

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

Per the terms of our license agreement, Clarion receives the exclusive global manufacturing and distribution rights to the Isan system and use of all historical data to support its commercial focus. Clarion will pay BioLargo royalties on revenue equal to 10% paid quarterly in arrears. As we jointly own the Isan System with Peter Holdings, Ltd., all royalties are shared equally with Peter Holdings. There are no minimum royalty payments for the first two years, but at year three (beginning July 1, 2016) the minimum royalties are $50,000 per quarter, at year four $75,000 per quarter, and at year five and onward $100,000 per quarter. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BioLargo received a royalty advance of $100,000 upon execution of a letter of intent in February of 2014, which will be applied to royalties received during the first two years of the agreement. Of this advance, $45,000 was paid to Peter Holdings under our joint venture agreement. BioLargo retains certain marketing rights to help develop clients for Clarion.

In February of 2015, Clarion Water introduced the new and improved Isan System at the world's largest agricultural trade show, the World AG Expo, as part of its commercial launch into the U.S. market.

Since licensing the technology from BioLargo last August, Clarion has completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2015, it filed application with the U.S. Environmental Protection Agency, which application is pending as of the date of this report.

Downeast Logistics

In late 2013, we entered into a cooperative selling and distribution agreement with Downeast Logistics, a certified “Service-Disabled Veteran-Owned Small Business” (SDVOSB), as our distribution partner to facilitate our first order to the US Government. Downeast has been instrumental in developing ongoing sales to the United States Military. We have six products with National Stocking Numbers. In March 2015 we secured a $150,000 “Indefinite Delivery Purchase Order” (IDPO) for the purchase of our Specimen Transport Solidifier pouches by the U.S. Defense Logistics Agency (DLA). The purchase order allows the DLA to purchase the product at agreed-upon prices for the following 12 months. In exchange, the company is awarded the contract to be the exclusive supplier of the designated product under the IDPO. During the period of the contract, approximately $30,000 in product was ordered.

In March 2016 two of our product lines (consisting of 9 SKUs) of Nature’s Best Science products were awarded a five year U.S. General Services Administration (GSA) supply contract, under schedule 65IIA for medical equipment and supplies. The award opens up access to these products through “GSA Advantage”, the online shopping and ordering system that provides government agencies access to thousands of contractors and millions of supplies (products) and services. We intend to apply for inclusion of additional existing and future products into GSA Advantage.

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

Independent Sales Representatives

We have a number of independent representatives developing selling channels for our odor control products. We are in customer trials for our smoke-odor eliminating products. The response has been excellent and we have received the highest marks for performance that is superior to the competing products. We continue to support these selling efforts with samples, training, selling materials and competitive bulk pricing. While we cannot predict the timing or outcome of these efforts, we are confident in our products’ ability to outperform the competition.

Industrial Odor Control - Cupridyne Clean

During 2015 we were invited by a number of potential customers to design a product for the industrial odor control industry segment and to begin trials for our “Cupridyne Clean” product for use as a cleaning and odor control product in large scale operations. We soon discovered multiple opportunities to serve the waste handling industry, waste-water treatment facilities, waste to energy conversion operations, materials recovery facilities, food processing operations, and livestock production facilities with Cupridyne Clean. We are highly encouraged by this early work, the response from customers and the welcome response from new prospects from industry. Since 2015, we have and continue to refine the product design, its claims and marketing and selling plans. Our product web site can be seen at www.cupridyne.com. Based on our test marketing and trials, we believe that many industries that must contend with odors that include, ammonia, fatty acids, sulfur, or mercaptans are dissatisfied with the current competing odor control products, place a high value on odor control solutions that actually work and are anxious to test and trial new products like our Cupridyne Clean as they search for a solution to these common and troublesome odor problems. We have been told by prospective customers and experts from these markets that effective odor control for these prospective customer groups is in among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate. We intend to further develop our products, refine our free trial program that can be combined with a highly motivated customer service and sales program to help break open this market. We plan to attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

Multinationals and Mid-Level Industry Participants

We began discussions with a number of multi-nationals as well as regional companies in 2014 that are continuing.  This list expanded in 2015 and was highlighted by our technical symposium held in August 2015 where we had more than 30 attendees representing industry, academia and funding agencies. We have entered into technical non-disclosure agreements with a wide variety of companies to evaluate our AOS Filter and discuss potential strategic alliances. Many of these continue to monitor our technical progress and have expressed interest in the technology and potential strategic alliances as we finalize our commercially ready design. The claims we have put forth are well received.  The focus of discussions in most cases has moved from efficacy, which is accepted, to a business case discussion relative to capital and time to market and the potential return on investment. While these discussions are ongoing, we continue to advance our science and proven claims. We are highly encouraged that our AOS Filter has an important role in commerce.

We believe there are a number of potential partners interested in working with us to exploit the commercial opportunities associated with the AOS Filter technology. These opportunities are limited by common and obvious limitations, capital, the relative state of development and market readiness and, adoption rates in the marketplace. Given the significant value offerings, namely enhanced performance and lower cost, we believe we will be able to find industry partners to assist in commercialization of the AOS Filter and are committed to pursue success in these markets.

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

We are continuing our efforts to generate “private label” clients. We have fulfilled some small orders for various products that we produced under a third party’s private brand. We are meeting with new potential customers for private label opportunities. We also are in discussions with potential strategic alliance partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities. We have a few opportunities that could expand to become large customers for our company. Success in these markets is highly dependent upon the willingness of the potential partners to invest in product support to continue marketing and expanding customer awareness.

Our sales in the CHAPP product category are nominal. Product development, sales, and marketing require significant financial resources that we currently do not have. As such, our progress in this area has been slower than we had hoped. We are marketing the technology for licensure to established companies in this industry segment, as the opportunities present themselves through our various independent agents and our key industry contacts, and we are continuing to expand our proof of claims and product designs for various odor and moisture control applications.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

In 2012 we formed a subsidiary Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, with an initial focus on advanced wound care. Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated by the gentle nature in which they can perform. We believe these benefits, along with reduced product costs as compared with other antimicrobials, give our products a competitive advantage in the marketplace.

In December 2015, we completed a financing transaction through which $750,000 was invested into Clyra in exchange for preferred stock comprising 40% of the total issued and outstanding shares. (See Part II, Item 5, for additional information.) The investor committed to fund a $5,000,000 operating line of credit once Clyra’s initial products receive FDA approval. (Details regarding this transaction are below.)

With new funding in place, Clyra re-initiated product development and testing for its wound gel and wound cleaner products with experts and well established contract manufacturing companies from industry. It intends to apply for FDA 510(k) approval for these two products to be sold into the advanced wound care industry. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process.  Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until 2017. In the interim, we will continue to refine our products, their roll out, marketing, and distribution plans. A U.S. patent was recently issued for these products under development and we intend to continue expanding patent coverage as we refine our products, as available. We are also evaluating potential product designs where our current product designs can be used or slightly modified/ enhanced to create new products for new medial related markets like dental, veterinary medicine, over the counter applications and the like.

Stock Purchase Agreement – Clyra Medical

On December 30, 2015, Clyra sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. Sanatio is beneficially owned by Jack B. Strommen. This sale was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and Regulation D promulgated thereunder as not involving a public offering of securities. As a result of the sale, Sanatio owns 40% of Clyra’s issued and outstanding shares, BioLargo owns 54%, and the remainder is owned by management.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid.

Holders of Preferred Shares are entitled to preferential payments in the event of a liquidation, dissolution or winding up of the company, in an amount equal to any accrued and unpaid dividends. After such preference, any remaining assets are distributed pro-rata between holders of Clyra common stock and Preferred Shares as if the Preferred Shares had converted to common stock. Holders of Preferred Shares may convert the shares to common stock initially on a one-to-one basis. The conversion formula is subject to change in the event Clyra sells stock at a lower price than the price paid by Sanatio.

In addition to the $750,000 investment, once Clyra receives FDA Approval for a product, Sanatio has agreed to provide Clyra a $5,000,000 credit facility for operating, warehouse, inventory and costs necessary to rapidly expand sales (“Line of Credit”). Terms of the Line of Credit are to be negotiated in good faith, be commercially reasonable and mutually agreeable to the parties. Should Sanatio fail to provide the Line of Credit, BioLargo has the right to do so under similar terms and conditions offered to Sanatio, and neither Clyra nor any of its shareholders, affiliates, successors or assigns will have any recourse or remedies against Sanatio for failing to provide the line of credit. If either BioLargo or entity not affiliated with Sanatio provides the Line of Credit (either directly, through an affiliate, or third party), Clyra shall issue such lender a warrant to purchase an amount of Clyra common stock equal to 10% of Clyra's capital stock on a fully-diluted basis, at an exercise price equal to the fair market value of Clyra’s common stock on the date of issuance, as determined by its board of directors in good faith.

Clyra Shareholder Agreement

BioLargo, Santatio, and other Clyra shareholders entered into an agreement whereby the parties agreed to elect a three-member board of directors, consisting of Clyra’s president, BioLargo’s president, and a Sanatio representative, who shall initially be Mr. Strommen. The shareholders also agreed to restrict the sale of any stock in the company unless all holders of Preferred Shares are allowed to participate in such transaction and the consideration received pursuant to such transaction is allocated among the parties thereto in the manner specified in its articles of incorporation in effect immediately prior to the sale.

Amendment to Clyra License Agreement

By agreement dated December 30, 2015, BioLargo and Clyra amended (the “Amendment”) the December 17, 2012 License Agreement (“License Agreement”) by which BioLargo licensed to Clyra the exclusive world-wide right to make, have made, use, sell, offer for sale, and import products for use within the field of human wound care (as defined in the agreement), expandable to include other medical products. The Amendment changes the events that trigger Clyra’s obligation to begin the $50,000 monthly “initial license fee” payments such that no such payments are due until both (i) a Clyra product has received FDA approval and (ii) the company has generated $4,000,000 in gross annual revenue. Additionally, the Amendment updated the licensed patents to include recently issued European patents, confirmed that the Sanatio investment transaction wasn’t a “default” under the License Agreement, and that Sanatio was made an express third party beneficiary of the agreement.

Investors’ Rights Agreement

BioLargo entered into an “investors’ rights agreements” with Sanatio and Strommen whereby BioLargo committed to file a Form S-1 or S-3 registration statement by September 15, 2016 for all registrable securities issued to investors in connection with BioLargo’s 2015 Unit Offering, and an additional 1,000,000 shares of BioLargo common stock that may be issued to Sanatio or Strommen in the future. The agreement also provides Sanatio and Strommen “piggy back” registration rights.

Additionally, BioLargo granted to Strommen a “right of first refusal” to purchase its holdings in Clyra should it choose to sell those holdings, and a right of “co-sale” in the event such shares are sold to a third party.

Strommen Consulting Agreement

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is a founder and leader of PD Instore (www.pdinstore.com), works with some of the world’s leading retailers, and has overseen many national ground-breaking marketing rollouts and initiatives. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,437.50 per month for a period of four years.

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

In 2014 and 2015, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed two U.S. patent applications, each comprised of multiple individual claims, and received notice of allowance or were granted five patents by the USPTO. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our BioLargo technology.

During 2016 we plan to continue to advance our proof of claims, inventions and patent filings.

We incurred $642,923 in 2014 and $684,554 in 2015 in expense related to our research and development activities. Our research and development expenditures over the next 12 months could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place. We would invest any such funds primarily on continued testing of our BioLargo technology in certain applications and the development of additional production methods for use of our BioLargo technology in certain applications.

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

●     European Patent 2,081,605 issued on January 23, 2014, titled “Process for Reducing Microbial Content.”

●     U.S. Patent 8,574,610 issued on November 5, 2013, relating to flowable powder compositions, including our cat litter additive.

●     U.S. Patent 7,943,158, issued on May 17, 2011, titled “Absorbent systems providing antimicrobial activity”, relating to the reduction of microbial content by providing molecular iodine to stabilized reagents.

●     U.S. Patent 8,257,749 issued on September 4, 2012, relating to the use of our BioLargo technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

●     U.S. Patent 8,226,964 issued on July 24, 2012, relating to use of our BioLargo technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.

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

In January 2006, we formed BioLargo Life Technologies, Inc., as a wholly owned subsidiary, to hold our intellectual property. In January 2010, we began operating Odor-No-More, Inc., as a wholly owned subsidiary, to manufacture, market, sell and distribute our Odor-No-More product line. In 2012 we formed Clyra Medical Technologies, Inc. to develop and market medical products based on our technology. As of December 31, 2015, we own 54% of Clyra. In 2013, we formed BioLargo Water USA, Inc., to develop and market our AOS water filter technology. Most recently, in 2014, we formed Canadian corporation BioLargo Water, Inc., as a subsidiary of BioLargo Water USA, Inc.

Our corporate offices are located at 3500 W. Garry Avenue, Santa Ana California 92704. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.biolargo.blogspot.com. A number of our products are offered at www.odornomore.com, www.cupridyne.com, www.naturesbestsolution.com, and www.deodorallsport.com. We also maintain www.clyramedical.com, and www.biolargowater.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2015 our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Kenneth R. Code: Chief Science Officer

●	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Mr. Provenzano also serves as president of our wholly owned subsidiary, Odor-No-More, Inc. Steven V. Harrison is president of our subsidiary Clyra Medical Technologies, Inc. Mr. Calvert is president of our technology holding company, BioLargo Life Technologies, Inc., and of BioLargo Water USA, Inc. Richard Smith is president of our Canadian subsidiary BioLargo Water, Inc.

Employees

As of December 31, 2015, we employed nine full-time employees, three of which are Ph.D.s doing research and development in Canada. We also utilize consultants on an as needed basis who provide certain specified services to us.

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

We have not yet generated any significant revenue from operations and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded the majority of our activities through the issuance of convertible debt or equity securities. We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our technology. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant. The failure to raise additional capital will have a significant adverse effect on our financial condition and its operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2014 and 2015 was $1,718,621 and $1,923,909, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continue to use cash in 2016 as it becomes available and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future, especially in light of current adverse conditions in the capital markets and the weak economy generally. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations, and our ability to market and sell our products. Our ability to continue as a going concern is dependent on our ability to raise capital.

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

Although we are generating limited revenue from the sale of our products, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when or if sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional financings to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, our business plans will suffer and may fail.

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

We expect our operating expenses will continue to fluctuate significantly in 2016 and beyond, as we continue our research and development, and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

If we suffer negative publicity concerning the safety or efficacy of our products, our sales may be harmed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 3500 W. Garry Avenue, Santa Ana, California 92704. In 2014, we opened an office and laboratory on the University of Alberta Campus at Discovery Place, located at 6020 118th Street, Edmonton, Alberta to facilitate continued collaboration with the University’s research teams on the AOS Filter pilot work.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”.

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2014		2015
	High	Low	High	Low
First Quarter	$0.54	$0.24	$0.46	$0.27
Second Quarter	$1.09	$0.36	$0.39	$0.26
Third Quarter	$0.83	$0.45	$0.72	$0.30
Fourth Quarter	$0.53	$0.31	$0.66	$0.43

The closing bid price for our common stock on March 28, 2016, was $0.34 per share. As of such date, there were approximately [660] registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,241,086	$0.44	1,758,914
Equity compensation plans not approved by security holders (2)	19,394,972	0.40	n/a
Total	29,636,058	$0.41	1,758,914

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

(2)

This includes various issuances to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our Board of Directors, or as part of their agreement for services. Additional detail is available in Note 9 of our financial statements.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

2015 Unit Offering

During the three-month period ended December 31, 2015, we received $1,036,713 from 14 investors into our 2015 Unit Offering (see Note 5) and issued convertible promissory notes with a maturity date in June 2018, which accrue interest at a rate of 12% per annum. Of these investments, one was accepted at a unit price of $0.25 per share, and thirteen at a unit price of $0.35 per share. Each noteholder, for no additional consideration, received a stock purchase that terminates June 1, 2020. We issued warrants to purchase an aggregate 2,962,037 shares; of that amount, a warrant to purchase 100,000 shares was issued at an exercise price of $0.40 per share, and the remaining warrants were issued at an exercise price of $0.45 per share.

Clyra Medical Technologies Investment

On December 30, 2015, our subsidiary, Clyra Medical Technologies, Inc. (“Clyra”), sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. Sanatio is beneficially owned by Jack B. Strommen. This sale was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and Regulation D promulgated thereunder as not involving a public offering of securities. As a result of the sale, Sanatio owns 40% of Clyra’s issued and outstanding shares, BioLargo owns 54%, and the remainder is owned by management.

As set forth in Clyra's Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay in cash any accruing dividends to holders of Preferred Shares then accrued but unpaid.

Holders of Preferred Shares are entitled to preferential payments in the event of a liquidation, dissolution or winding up of the company, in an amount equal to any accrued and unpaid dividends. After such preference, any remaining assets are distributed pro-rata between holders of Common Stock and Preferred Shares as if the Preferred Shares had converted to Common Stock. Holders of Preferred Shares may convert the shares to common stock initially on a one-to-one basis. The conversion formula is subject to change in the event Clyra sells stock at a lower price than the price paid by Sanatio.

Conversion of 2015 Unit Offering

During December 2015, pursuant to the terms of the 2015 Unit Offering, two investors elected to convert $64,559 of outstanding note payable into 258,236 shares of our common stock.

Stock for Service and Interest

On December 31, 2015, we issued 17,963 shares of our common stock to a company providing ongoing services as payment for services totaling $10,725. The agreement required we issue common stock at a rate of $0.60 per share. The stock price on the grant date was $0.50 per share.

On December 31, 2015, we issued 54,318 shares of our common stock to a company providing ongoing services as payment for services totaling $118,834. The agreement required we issue common stock at a rate of $0.53 per share. The stock price on the grant date was $0.50 per share.

On December 31, 2015, we issued 20,868 shares of our common stock to an officer in lieu of salary totaling $10,043 at a rate of $0.50 per share. The stock price on the grant date was $0.50 per share.

During 2015, we issued 258,236 shares of our common stock to Noteholders in lieu of $64,559 of our note payables pursuant to the terms of the note payable.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2015 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2015 and 2014

Revenue and Other Income

Revenue

Our revenue from product sales increased 14% in 2015 to $127,582. Our product revenue consists primarily of sales of our Suction Canister Solidifiers to military hospitals, our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, and our Odor-No-More branded animal bedding additive to horse stables and a farming retailer. We also generated sales from the private label of our liquid Stain and Odor Eliminator products. The increase in our sales in 2015 primarily resulted from an increased volume of sales of our Specimen Transport Solidifier pouches to the Defense Logistics Agency pursuant to an “IDPO” awarded in March 2015 (see “Commercial, Household and Personal Care Products” above). The IDPO recently expired and as of the date of this Report we are unable to confirm its renewal.

Sales of our Odor-No-More branded Animal Bedding Additive products continue to show nominal increases over time (approximately $30,000 in 2015 versus $25,000 in 2014). We do not actively market the Odor-No-More branded products, and do not expect a material change in the volume of product sales in 2016.

We have not recognized any licensing revenue during the periods covered by this Report. In February 2014 we entered into a license agreement with Clarion Water, and received a $100,000 deposit towards licensing revenues (see Note 3). The deposit is included on our Balance Sheet as a liability, and will be recognized as revenues upon the earlier of license revenues generated under the license agreement, or June 30, 2016. Subsequent to June 30, 2016, to retain its exclusive rights, Clarion must pay to us minimum license fees of $50,000 per quarter.

Other Income

Our wholly owned Canadian subsidiary has been awarded a total of 11 research grants, from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The total value of grants awarded as of the date of this Report is approximately $900,000, although not all of the grant funds are to be paid directly to us nor will all the funds be considered as income in our financial statements. In 2015 we received a total of $99,122 from grant agencies.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense. Our total SG&A increased by $758,403 (27%) in 2015 due primarily to a non-cash expense associated with a five-year extension of the expiration date of stock options issued in lieu of salary and consultant/vendor payables, originally issued in 2010.

The differences from period-to-period in our net cash used in operating activities are dependent on our cash position during the period. If we have sufficient cash reserves from financing activities, we typically pay employees and vendors a larger portion in cash. If we do not have cash during the period, we issue common stock or options to purchase common stock to compensate employees and vendors the remainder of what they are owed. We do so at the end of the quarter. When we issue options, we do so pursuant to a plan adopted by our board of directors that allows us to set a price based on the trading price of our common stock. The options we issue typically have a fair value greater than the cash owed, and that fact increases our non-cash expense.

The largest components of our SG&A expenses included:

Category	2014	2015
Salaries and payroll-related expenses	$630,199	$669,515
Consulting expenses	$578,530	$1,041,896
Professional fees	$415,794	$725,762
Investor relations fees	$401,185	$135,926

The increases in consulting and professional expenses is primarily related to the five-year extension of options issued to our consultant and professional vendors, rather than an increase in consultant or professional activity. The decrease in investor relations fees is primarily attributable to the cessation of an investors relation program that had continued throughout 2014.

Research and Development

Research and development expenses were $684,554 for the year ended December 31, 2015, compared to $642,923 for the year ended December 31, 2014, an increase of $41,631. The increase is attributable to the increased level of research activities at our research facility in Canada.

Interest expense

Our interest expense significantly increased in the fiscal year ended December 31, 2015 (from $348,153 in 2014 to $994,671 in 2015). The increase results from a fundamental change in our financing activities – beginning in December 2014, and continuing with our 2015 Unit Offering, we began issuing convertible debt to investors, rather than our common stock. Thus, at September 30, 2014, we had only one note payable, in the face amount of $50,000, accumulating interest. In contrast, at December 31, 2015, our balance sheet includes notes payable in the aggregate amount of $3,245,972. These notes were issued with stock purchase warrants as “units”, and are convertible at our option into our common stock (see Part II, Item 2, “2015 Unit Offering”, “Conversion of Notes”, and “Summer 2014 Offering”). As a result of this fundamental change, we expect our interest expense to increase in 2016 as compared with 2015, due to the significant increase in our end-of-year principal balance of note payables.

In addition to interest accrued and paid on convertible promissory notes, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable resulted in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to continue to increase as we incur interest on our outstanding convertible note payables and the amortization of the related discount, and as we continue to raise money through the 2015 Unit Offering.

Net Loss

Net loss for the year ended December 31, 2015 was $5,077,030, a loss of $0.06 per share, compared to a net loss for the year ended December 31, 2014 of $3,739,567, a loss of $0.05 per share. The increase in net loss per share for the year ended December 31, 2015 is primarily attributable to the increase in non-cash expenses recorded in Selling, General and Administrative expenses from the issuance of stock and stock options in exchange for services and accrued and unpaid payables and the retention of an investor relations firm, offset by the increase in number of shares outstanding. As well, we have continued to spend funds related to our activity in developing the AOS filter.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, at December 31, 2015, we had working capital of $1,431,164, current assets of $1,891,147, long-term (convertible) debt obligations of $3,245,972, a discount on convertible note payable of $2,937,019, and an accumulated stockholders’ deficit of $84,075,695. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $1,763,114 at December 31, 2015. In the year ended December 31, 2015, we recorded revenues of $127,582, received cash from government reimbursement grants for our Canadian research programs totaling $99,122, and had $324,983 of outstanding accounts payable and accrued expenses.

We generally have not had enough cash or sources of capital to fully fund operations or accounts payable and expenses as they arise. The short-term demands on our liquidity consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities in Canada. We typically pay only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the immediate future.

As of December 31, 2015, we had $3,245,972 principal amount outstanding on convertible promissory notes. These notes mature June 1, 2018, and we have the option to pay those notes by the issuance of our common stock upon maturity. We were able to decrease short-term demands on liquidity from our one-year notes due in December 2015 and January 2016 by converting them to new promissory notes on the same terms as the notes issued in our 2015 Unit Offering (all due on June 1, 2018.

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

Share-based Payments

It the Company’s policy to expense share-based payments as of the date of grant or over the term of the vesting period in accordance with Auditing Standards Codification Topic 718 “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

Fair Value Measurement

Generally accepted accounting principles establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest ranking to the fair values determined by using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities.

Management believes the carrying amounts of the Company's financial instruments as of December 31, 2014 and 2015 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2015 and 2014 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2015.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders, currently scheduled to be held on June 20, 2016 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation filed March 16, 2007 (1)
3.2	Certificate of Designations creating Series A Preferred Stock (2)
3.3	Bylaws, as amended and restated (3)
4.1	BioLargo, Inc. 2007 Equity Incentive Plan (4)
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan (5)
4.3	Form of Warrant issued in the Winter 2012 Offering (6)
4.4	Non-Qualified Stock Option agreement dated April 9, 2012 between the Company and its Chief Financial Officer Charles K. Dargan II. (7)
4.5	Form of Warrant issued in Summer 2012 Offering (8)
4.6	Form of Clyra Warrant issued in Clyra Winter 2012 Offering (22)
4.7	Form of BioLargo Warrant issued in Clyra Winter 2012 Offering (22)
4.8	Amendment to Szolomayer stock purchase option (9)
4.9	Form of Warrant issued in Summer 2013 Offering (22)
4.10	Form of Warrant issued in Winter 2013 Offering (22)
4.11	Non-Qualified Stock Option agreement dated July 17, 2013 between the Company and its Chief Financial Officer Charles K. Dargan II. (10)
4.12	Form of Options issued (outside of Equity Incentive Plan) (22)
4.13	Line of Credit (22)
4.14	Form of Warrants issued to other investors (22)
4.15	Form of Clyra Warrant issued in Clyra Spring 2014 Offering (22)
4.16	Form of BioLargo Warrant issued in Clyra Spring 2014 Offering (22)
4.17	Option issued to Charles K. Dargan dated June 23, 2014 (11)
4.18	Form of Warrant issued in Summer 2014 Offering (12)
4.19	Form of Note issued in December 2014/January 2015 (22)
4.20	Form of Warrant issued to December 2014/January 2015 noteholders (22)
4.21	Form of Convertible Promissory Note issued in 2015 Unit Offering (22)
4.22	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering (22)
4.23	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc. (23)
4.24	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc. (23)
4.25	Option to purchase common stock issued to Charles K. Dargan dated September29, 2015. (24)
10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert (1)
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code (1)
10.3†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert (9)
10.4†	Amendment to the April 30, 2007 Employment Agreement between the Company and Kenneth R. Code (9)
10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano (13)

10.6	Consulting Agreement dated as of January 1, 2008 between BioLargo, Inc. and Robert C. Szolomayer (13)
10.7†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II (14)
10.8†	Engagement Extension Agreement dated as of February 1, 2010 between BioLargo, Inc. and Charles K. Dargan, II. (15)
10.9†	Engagement Extension Agreement dated as of February 1, 2011 between BioLargo, Inc. and Charles K. Dargan, II. (16)
10.10†	Engagement extension agreement with Charles K. Dargan dated July 17, 2013 (10)
10.11	Agreement between BioLargo, Inc., and its subsidiaries, and Central Garden & Pet Company (17)
10.12	Consulting Agreement dated as of August 12, 2011 between BioLargo, Inc., and Steven V. Harrison (18)
10.13	Joint Venture Agreement with Peter Holdings Ltd. (22)
10.14	Commercial Lease Agreement for 3500 Garry Avenue (19)
10.15†	Engagement extension agreement with Charles K. Dargan dated June 23, 2014 (20)
10.16	License Agreement with Insultech Manufacturing LLC dba Clarion Water (21)
10.17	License Agreement between BioLargo, Inc., and Clyra Medical Technologies, Inc., dated December 17, 2012 (23)
10.18	Amendment to License Agreement between BioLargo, Inc., and Clyra Medical Technologies, Inc., dated December 30, 2015 (23)
10.19†	Engagement Extension Agreement dated as of September 29, 2015 between BioLargo, Inc. and CFO 911 Corporation. (24)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2007.
(2)	Incorporated herein by reference from the Form 10-KSB filed by the Company for the year ended December 31, 2003.
(3)	Incorporated herein by reference from the 10-KSB filed by the Company for the year ended December 31, 2002.
(4)	Incorporated herein by reference from the Form 10-QSB for the three-month period ended September 30, 2007.
(5)	Incorporated herein by reference from the Def 14C filed by the Company on May 2, 2011.
(6)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2012
(7)	Incorporated herein by reference from the Form 8-K filed by the Company on April 10, 2012.
(8)	Incorporated herein by reference from the Form 10-Q for the three-month period ended September 30, 2012.
(9)	Incorporated herein by reference from the Form 8-K filed by the Company on December 31, 2012.
(10)	Incorporated herein by reference from the Form 8-K filed by the Company on July 18, 2013.
(11)	Incorporated herein by reference from the Form 8-K filed by the Company on June 25, 2014
(12)	Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.
(13)	Incorporated herein by reference from the Form 8-K filed by the Company on January 16, 2008.
(14)	Incorporated herein by reference from the Form 8-K filed by the Company on February 4, 2008.
(15)	Incorporated herein by reference from the Form 8-K filed by the Company on February 5, 2010.
(16)	Incorporated herein by reference from the Form 8-K filed by the Company on March 23, 2011
(17)	Incorporated herein by reference from the Form 8-K filed by the Company on March 28, 2011.
(18)	Incorporated herein by reference from the Form 8-K filed by the Company on August 15, 2011.
(19)	Incorporated herein by reference from the Form 8-K filed by the Company on May 2, 2013.
(20)	Incorporated herein by reference from the Form 8-K filed by the Company on June 25, 2014
(21)	Incorporated herein by reference from the Form 10-Q filed by the Company on August 15, 2014.
(22)	Incorporated herein by reference from the Form 10-K filed by the Company for the year ended December 31, 2015.
(23)	Incorporated herein by reference from the Form 8-K filed by the Company on January 6, 2016.
(24)	Incorporated herein by reference from the Form 8-K filed by the Company on October 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 30, 2016	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief Executive Officer and President	March 30, 2016
Dennis P. Calvert

/s/ Charles K. Dargan II	Chief Financial Officer	March 30, 2016
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 30, 2016
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	March 30, 2016
Joseph L. Provenzano

/s/ Gary A. Cox	Director	March 30, 2016
Gary A. Cox

/s/ Dennis E. Marshall	Director	March 30, 2016
Dennis E. Marshall

/s/ Kent C. Roberts III	Director	March 30, 2016
Kent C. Roberts III

/s/John S. Runyan	Director	March 30, 2016
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2014 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiaries as of December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and has limited capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/HASKELL & WHITE LLLP

March 30, 2016

Irvine, California

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2015

	December 31, 2014	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,460	$1,763,114
Accounts receivable, net	5,617	41,431
Inventory	25,514	37,435
Prepaid expense	45,000	49,167
Total current assets	230,591	1,891,147

Other assets, net of amortization	30,077	19,157

TOTAL ASSETS	$260,668	$1,910,304

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$494,938	$324,983
Notes payable, current portion (Note 5)	250,000	—
Discount on convertible note payable (Note 5)	(192,000)	—
Deposits	100,000	135,000
Total current liabilities	652,938	459,983

LONG-TERM LIABILITIES
Convertible notes payable	—	3,245,972
Discount on convertible notes payable	—	(2,937,019)
Total long-term liabilities	—	308,953

TOTAL LIABILITIES	652,938	768,936

COMMITMENTS, CONTINGENCIES (Notes 10 and 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2014 and December 31, 2015, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 82,909,300 and 85,803,467 Shares Issued, at December 31, 2014 and December 31, 2015, respectively.	55,293	57,236
Additional paid-in capital	78,511,529	84,410,821
Accumulated deficit	(79,019,719)	(84,075,695)
Accumulated other comprehensive loss	—	(40,567)
Non-controlling interest (Note 12)	60,627	789,573

Total stockholders’ equity (deficit)	(392,270)	1,141,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,668	$1,910,304

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

	2014	2015

Product revenue	$111,547	$127,582
Cost of goods sold	55,999	62,067
Gross margin	55,548	65,515

Costs and expenses
Selling, general and administrative	2,793,119	3,551,522
Research and development	642,923	684,554
Amortization	10,920	10,920

Total costs and expenses	3,446,962	4,246,996

Loss from operations	(3,391,414)	(4,181,481)

Other income (expense)
Grant revenue	—	99,122
Interest expense, net	(348,153)	(994,671)
Net other income (expense)	(348,153)	(895,549)

Net loss	(3,739,567)	(5,077,030)
Net loss attributable to non-controlling interest	(47,451)	(21,054)
Net loss attributable to shareholders	$(3,692,116)	$(5,055,976)

Loss per common share attributable to common shareholders – basic and diluted	$(0.05)	$(0.06)
Weighted average common share equivalents outstanding	80,017,035	84,112,356

Comprehensive loss attributable to shareholders
Net loss	(3,739,567)	$(5,077,030)
Foreign translation adjustment	—	(40,567)
Comprehensive loss	(3,739,567)	(5,117,597)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

	Common Stock		Additional		Accumulated Other
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	$.00067	Capital	Deficit	Loss	Interest	Total

BALANCE DECEMBER 31, 2013	75,123,014	$50,069	$74,849,492	$(75,327,603)		$(136,922)	$(564,964)
Issuance of stock for cash received as part of Summer 2013 PPM @ $0.25	3,328,400	2,234	795,266	—		—	797,500
Fees paid for Summer 2013 PPM	—	—	(10,000)	—		—	(10,000)
Conversion of note payables	1,360,000	911	583,889	—		—	584,800
Issuance of stock for cash received as part of Summer 2014 PPM @ $0.40	728,264	489	286,511	—		—	287,000
Fees paid for Summer 2014 PPM	—	—	(20,000)	—		—	(20,000)
Cash received from Clyra Winter 2014 PPM	—	—	—	—		245,000	245,000
Issuance of stock for exercise of Winter 2012 Warrant @ $0.50	492,860	329	196,815	—		—	197,144
Issuance of stock for exercise of Summer 2013 Warrant $0.30	280,000	188	83,812	—		—	84,000
Issuance of stock in exchange for Clyra shares	300,000	201	(201)	—		—	—
Issuance of stock for option conversion	41,875	28	(28)	—		—	—
Issuance of stock for services to consultants	590,476	397	379,834	—		—	380,231
Issuance of options for accrued and unpaid obligations to vendors	—	—	388,377	—		—	388,377
Issuance of stock for accrued and unpaid obligations to officers	664,411	447	294,351	—		—	294,798
Issuance of options to board of directors	—	—	483,411	—		—	483,411
Fair Value of Warrant and conversion feature of our convertible notes	—	—	200,000	—		—	200,000
Net loss for the year ended December 31, 2014	—	—	—	(3,692,116)		(47,451)	(3,739,567)
BALANCE DECEMBER 31, 2014	82,909,300	55,293	78,511,529	(79,019,719)		60,627	(392,270)

Issuance of stock in exchange of Clyra shares	1,640,000	1,099	(1,099)	—		—	—
Conversion of equity to notes payable	(530,000)	(355)	(211,662)	—		—	(212,017)
Issuance of common stock to vendors and interest to Noteholders	631,643	530	359,834	—		—	360,364
Issuance of common stock to convert 2015 Unit Offering	258,236	173	64,386	—		—	64,559
Fair value of options issued for services and for accrued and unpaid obligations to vendors	—	—	1,096,968	—		—	1,096,968
Issuance of stock to satisfy accrued and unpaid obligations to officers	738,837	496	309,479	—		—	309,975
Fair value of options issued to board of directors and officers	—	—	734,345	—		—	734,345
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	3,474,721	—		—	3,474,721
Fair value of warrants issued as fees for convertible notes payable	—	—	72,320	—		—	72,320
Investment into Clyra Medical Technolgies (Note 12)	—	—	—	—		750,000	750,000
Net loss for the year ended December 31, 2015	—	—		(5,055,976)		(21,054)	(5,077,030)
Foreign currency translation adjustment	—	—	—		(40,567)		(40,567)

BALANCE DECEMBER 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$(40,567)	$789,573	$1,141,368

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2014 AND 2015

	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,739,567)	$(5,077,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to options issued to officers and board of Directors	483,411	734,345
Non-cash expense related to the issuance of stock for services to officers and board of directors	269,616	309,975
Non-cash expense related to options and warrants issued to consultants	388,377	1,096,968
Non-cash expense related to stock issued to consultants	663,735	360,364
Non-cash interest expense related to the amortization of the fair value of warrants issued in conjunction with our convertible notes	8,000	808,572
Amortization expense	10,920	10,920
Increase (decrease) in cash from change in:
Accounts receivable	(1,688)	(35,814)
Inventory	4,316	(11,921)
Prepaid asset	(45,000)	(4,167)
Accounts payable and accrued expenses	139,259	(110,554)
Deposits	100,000	35,000

Net cash used in operating activities	(1,718,621)	(1,883,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of stock and notes	1,335,644	2,804,713
Proceeds from the sale of stock in majority-owned subsidiary	245,000	750,000
Proceeds from note payables	200,000	—
Payments of financing costs		(22,150)

Net cash provided by financing activities	1,780,644	3,532,563
EFFECT OF FOREIGN CURRENCY TRANSLATION	—	(40,567)

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,023	1,608,654

CASH AND CASH EQUIVALENTS — BEGINNING	92,437	154,460

CASH AND CASH EQUIVALENTS — ENDING	$154,460	$1,763,114

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

Cash Paid During the Period for:
Interest	$6,733	$9,855
State taxes	$2,400	$4,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Convertible noteholders accrued and unpaid interest	$584,400	$—
Fair value of warrants issued as fees as part of our private security offerings	$34,600	$72,320

Fair value of warrants related to convertible note offerings	$200,000	$3,474,721
Issuance of common stock to convert 2015 Unit Offering	—	$64,559
Conversion of Summer 2014 into 2015 Unit Offering	—	$212,017

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2015, we had a net loss of $5,077,030, and, at December 31, 2015, we had working capital of $1,431,164, current assets of $1,891,147, an accumulated deficit of $84,075,695, and a net stockholders’ deficiency. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. These consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $1,763,114 at December 31, 2015. We generated revenues of $127,582 in the year ended December 31, 2015, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of December 31, 2015, we had $3,245,972 principal amount outstanding due on convertible notes payable (see Note 5) that are payable in stock at the June 1, 2018 maturity date, and $324,983 of outstanding accounts payable (see Note 10).

During the year ended December 31, 2015, we received $2,804,713 net proceeds from our private securities offerings. (See Note 4.) We also received $750,000 from the sale of stock in our subsidiary Clyra Medical Technologies, Inc. (“Clyra”) (See Note 12.).

In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Organization

We were initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. We operate four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013 and BioLargo Water, Inc., organized under the laws of Canada in 2014. Additionally, we are majority owner of Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012 (see Note 12).

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, transaction gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution. As of December 31, 2015, our cash deposits were greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, we do not anticipate non-performance.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $3,818 at December 31, 2014 and $0 at December 31, 2015.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	December 31, 2014	December 31, 2015
Raw materials	$18,816	$12,162
Finished goods	6,698	25,273
	$25,514	$37,435

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system.

For each of the years ended December 31, 2014 and 2015 we recorded amortization expense totaling $10,920.

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2014 and 2015, management determined that there was no impairment of its long-lived assets.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2014 and 2015, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, allowance for accounts receivable, asset depreciation and amortization, and taxes, among others.

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

During the years ended December 31, 2014 and 2015, we recorded an aggregate $871,788 and $1,831,313 in selling general and administrative expense related to options issued as part of our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan (see Note 8).

During the years ended December 31, 2014 and 2015, we issued an aggregate 664,411 and 738,837 shares of our common stock to our officers in lieu of accrued and unpaid compensation and unreimbursed expenses totaling $294,798 and $309,975, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2014 and 2015, we issued an aggregate 590,476 and 631,643 shares of our common stock to third party vendors in lieu of accrued and unpaid obligations totaling $380,231 and $360,364, respectively.

During December 2015, we issued an aggregated 258,236 shares of our common stock to 2015 Unit Offering holders in lieu of $64,559 note payable principal balance.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company's financial instruments as of December 31, 2014 and 2015 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded eleven grants in the aggregate amount of approximately $778,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support much of the research budget, but not all of the related costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02,  Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2014, we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System for a term expiring the latter of 10 years or upon the expiration of the licensed patents. The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter, and we are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Deposit

 On December 18, 2015, we received $35,000 from a potential investor in our 2015 Unit Offering (see Note 4). We did not receive a subscription agreement from that individual until after December 31, 2015, and thus we recorded this amount as a deposit until we received the executed documents.

Note 4. Equity Offerings

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

Note 5. Notes and Convertible Notes Payable

As of December 31, 2015, we have outstanding a total of $3,245,972 unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum. We may pay these notes at maturity by the issuance of common stock at the rate set forth in the note. These notes include those issued to investors in the 2015 Unit Offering (see “2015 Unit Offering” immediately below), and notes that were converted into 2015 Unit Offering notes (see Note 6).

For the years ended December 31, 2014 and 2015, we recorded $348,153 and $994,671 of interest expense related to our line of credit, convertible notes payable and amortization of discount on convertible notes payable.

2015 Unit Offering

 On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant (“2015 Unit Offering”). The price and availability of the Units are set forth in a “Pricing Supplement” issued from time-to-time, and priced up to a 30% discount to the market price of the Company’s common stock. The Offering is subject to an over-allotment of 20%, or an additional $1,000,000 in Units, for an aggregate total of $6,000,000, and shall be known as the Company’s “2015 Unit Offering.” The Company has the right to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission, and the obligation to register the Shares in the event we are successful in raising $3,000,000 of gross proceeds.

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

During the year ended December 31, 2015, we received $2,671,713 and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible at the Unit price set forth in the investor’s subscription agreement. Of this amount, notes in the face amount of $1,535,000 were issued at a Unit price of $0.25, and $1,136,713 at a Unit price of $0.35. Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 7.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2015, these notes were converted to a convertible promissory note and Series A stock purchase warrant on the same terms as our 2015 Unit Offering. (See Note 6.)

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

Note 6. Conversion of Notes Payable

During December 2015, we issued an aggregated 258,236 shares of our common stock to 2015 Unit Offering holders in lieu of $64,559 note payable principal balance.

During 2015, each of our December/January noteholders’ exchanged their note for a note and warrant on the terms offered in our 2015 Unit Offering (see Note 5), such that the original notes totaling $333,000 and accrued interest totaling $50,895 were cancelled and we issued new convertible promissory notes totaling $383,895 with an expiration date of June 1, 2018.

During 2015, investors included in our Summer 2014 Offering exercised their right to convert their equity investment into the 2015 Unit Offering. In exchange for a note and warrant on the terms offered in our 2015 Unit Offering (see Note 5), we agreed to cancel 530,000 shares of our common stock issued as part of the Summer 2014 Offering, such that the original equity investment $212,017 was cancelled and we issued new convertible promissory notes totaling $212,017 with an expiration date of June 1, 2018.

On September 30, 2015, the holder of our line of credit agreed to convert the outstanding balance on the line of credit for a convertible promissory note and Series A warrant on the terms offered in our 2015 Unit Offering (see Note 5), such that the original line of credit totaling $50,000 and accrued fees and interest totaling $8,530, were canceled and we issued a new convertible promissory note totaling $58,530 with an expiration date of June 1, 2018. In addition, we issued a Series A stock purchase warrant to the holder allowing the holder to purchase 234,120 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2014, we issued an aggregate 1,360,000 shares of our common stock, at a conversion price of $0.25, resulting in a fair value of $584,800, as payment for an aggregate $275,000 in principal and $65,000 of accrued and unpaid interest expense for three promissory notes (originally issued on June 8, 2010, October 28, 2013, and November 15, 2013). Our stock price on the date of issuance was $0.43 per share, resulting in additional financing costs of $244,800 which was recorded as interest expense during the three-month period ended March 31, 2014.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2013	10,618,771	$0.125	–	1.00
Issued	5,185,001	0.30	–	0.50
Exercised	(674,288)	0.50	–	1.00
Expired	(6,291,362)	0.50	–	1.00
Outstanding as of December 31, 2014	8,838,122	$0.125	–	1.00
Issued	12,693,395	0.30	–	0.45
Exercised	—	0.30	–	0.50
Expired	(7,752,079)	0.25	–	0.75
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model and the relative fair values are amortized over the life of the warrant. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	2014			2015
Risk free interest rate	0.09	–	1.55%	.97	–	1.60%
Expected volatility	184	–	349%	255	–	332%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	1	–	5	3	–	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is presumed to be the mid-point between the vesting date and the end of the contractual term.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Unit Offering Warrants

Pursuant to the terms of our 2015 Unit Offering, during the year ended December 31, 2015, we issued Series A warrants to purchase up to an aggregate 9,597,123 shares of our common stock. Of that amount, warrants to purchase an aggregate 6,320,800 shares were issued at an exercise price of $0.40 per share, and a warrant to purchase 3,276,323 shares was issued at an exercise price of $0.45 per share. These warrants were issued to investors and as commissions, and expire June 1, 2020. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $3,319,906 discount on the convertible notes payable.

Warrants Issued Concurrently with Convertible Note Payables

During the year ended December 31, 2015, we issued warrants to purchase an aggregate 266,000 shares of our common stock to holders of our December/January notes (see Note 5). These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants totaled $133,000 and was recorded as interest expense.

 Pursuant to the terms of our convertible notes payable, nine noteholders of the December and January convertible notes payable exchanged their notes and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling 383,913 (see Notes 4 and 5). With the exchange, these note holders received additional warrants to purchase an aggregate 1,535,652 of our common stock at an exercise price of $0.40 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $383,913 recorded as a discount on convertible notes payable.

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

Pursuant to the terms of our Summer 2014 Offering, three investors choose to exchange their investment for a note and warrant on the terms offered in our 2015 Unit Offering totaling $105,000 (See Note 4 and 5). With the exchange, 262,500 warrants were cancelled and we issued warrants to purchase an aggregate 848,000 of our common stock at an exercise price of $0.40 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $105,000 discount on these new convertible notes payable.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clyra 2014 Warrants

Pursuant to the terms of the Clyra 2014 Spring Offering (see Note 4), during 2014 we issued warrants to purchase up to an aggregate 980,000 shares of our common stock to the investors in the Clyra 2014 Spring Offering. The exercise price for each warrant is the tender of one share of Clyra common stock, purchased by the investor for $1,000, in exchange for 4,000 shares of BioLargo common stock. All Clyra investors exercised their warrants and converted their Clyra stock to our common stock. During the year ended December 31, 2015, 410 shares of Clyra common stock were tendered to BioLargo, and in exchange, BioLargo issued an aggregate 1,640,000 shares of BioLargo common stock.

Other Warrant

During 2015, The holder of our letter of credit exchanged the letter of credit for a note and warrant on the terms offered in our 2015 Unit Offering totaling $58,530 (See Note 4 and 5). With the exchange, we issued warrants to purchase 234,120 of our common stock at an exercise price of $0.40 which expire June 1, 2020. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $58,530 recorded as a discount on convertible notes payable.

Note 8. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2014 and December 31, 2015 there were no outstanding shares of our preferred stock.

Note 9. Stock-Based Compensation and Other Employee Benefit Plans

During the years ended December 31, 2014 and 2015, we recorded an aggregate $871,788 and $1,831,313 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

On September 22, 2015, we issued 150,000 shares of our common stock to the president of our Canadian subsidiary, BioLargo Water, for services performed. The stock price on the grant date was $0.65 resulting in $97,500 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Equity Incentive Plan

On August 7, 2007, and as amended April 29, 2011, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Board’s Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan.

Options issued pursuant to our 2007 Equity Incentive Plan during the year ended December 31, 2015:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
June 24, 2015	(1)	10	40,000	$0.38	$0.38	$15,200	$15,200
April 20, 2015	(2)	10	700,000	0.40	0.34	238,000	59,460
September 30, 2015	(3)	10	300,000	0.57	0.57	171,000	68,400
Totals			1,040,000			$424,200	$143,060

(1)

We recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance.

(2)	We issued an option to purchase shares of our common stock to a consultant. The option vests ratably over twenty-four months.

(3)

On September 30, 2015, our Charles K. Dargan, II agreed to extend his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as our Chief Financial Officer. The Engagement Extension Agreement dated as of September 30, 2015 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2016 (the “Extended Term”), and is retroactively effective to February 1, 2015. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock that vest over the term of the engagement with 120,000 shares vested as of September 30, 2015, and the remaining shares to vest 15,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date.

In addition to the foregoing, on June 24, 2015, our Board of Directors extended by five years the expiration of an option to purchase 200,000 shares of our common stock issued to our Chief Science Officer in February 2010. The option was originally issued in exchange for unpaid salary obligation at an exercise price of $0.575 and now expires February 5, 2020. The fair value of the options resulted in an additional $68,000 of selling, general and administrative expenses.

On June 24, 2015, our board of directors extended by five years the expiration of options to purchase an aggregate 1,772,581 shares of our common stock issued to consultants, vendors and employees in August 2010. The options were originally issued in exchange for accrued and unpaid amounts owed to the individuals, at an exercise price of $0.30 and now expire August 4, 2020. Fair value of the options resulted in an additional $620,403 of selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options issued pursuant to our 2007 Equity Incentive Plan during the year ended December 31, 2014:

Date		Term	Option Shares	Exercise Price	Stock Price on grant date	Fair Value	Expense
June 23, 2014	(1)	10	40,000	$0.63	$0.63	$25,200	$25,200
June 23, 2014	(2)	10	300,000	0.63	0.63	189,000	141,000
			$340,000			$214,250	$166,200

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2014 and 2015 is as follows:

						Weighted
						Average
	Options	Shares				Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2013	8,561,086	3,438,914	$0.25	–	$1.89	$0.44
Granted	40,000	(40,000)		$0.28		0.28
Exercised	—	—		—		—
Expired	—	—		$—		$—
Balances as of December 31, 2014	8,601,086	3,398,914	$0.25	–	$1.89	$0.44
Granted	1,040,000	(1,040,000)	$0.38	–	$0.57	0.45
Exercised	—	—		—		—
Reclassification	600,000	(600,000)	0.30	–	0.63	0.33
Expired	—	—		—		—
Balances as of December 31, 2015	10,241,086	1,758,914	$0.25	–	$1.89	$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2015.

				Weighted		Currently Exercisable
				Average	Weighted
Options				Remaining	Average	Number	Weighted
Outstanding				Contractual	Exercise	Of Shares	Average
at December 31, 2015	Exercise Price			Life	Price	December 31, 2015	Exercise Price
525,000	$0.40	-	1.89	2	$1.06	525,000	1.06

892,135	0.28	-	0.99	3	0.51	892,135	0.51

1,010,000	0.31	-	0.70	4	0.56	1,010,000	0.56

3,429,450	0.22	-	0.57	5	0.33	3,429,450	0.33

1,989,340	0.34	-	0.51	6	0.37	1,989,340	0.37

715,161	0.28	-	0.40	7	0.36	715,161	0.36

640,000	0.30	–	0.65	8	0.48	640,000	0.48

740,000	0.38	–	0.40	9	0.40	233,333	0.40

300,000		0.57		10	0.57	165,000	0.57

10,241,086	$0.22	–	1.89	4	$0.44	9,599,419	$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options issued Outside of the 2007 Equity Incentive Plan

At our June 2013 Board of Directors meeting, in an effort to preserve our cash and reduce outstanding payables, our Board adopted a plan to offer employees, board members, consultants and vendors the opportunity to convert outstanding payable amounts into either (i) an option to purchase common stock in lieu of cash payment at the then market price of our common stock, expiring ten years from the date of issuance, and containing “cashless” exercise provisions (each, an “Option”), the number of shares purchasable to be calculated based on the amount converted times 1.5, or (ii) our common stock at market price. Options issued outside of the 2007 Equity Incentive Plan during the year ended December 31, 2015 are (those issued pursuant to this Accounts Payable Conversion Plan are so noted):

Date		Term	Option Shares	Exercise Price	Stock Price on grant date	Fair Value	Expense
December 31, 2015	(1)	10	124,000	$0.50	$0.50	$62,000	$62,000
December 31, 2015	(2)	10	58,500	0.50	0.50	29,250	29,250
September 22, 2015	(3)	10	103,846	0.65	0.65	67,500	67,500
September 22, 2015	(4)	10	125,770	0.65	0.65	81,750	81,750
September 22, 2015	(5)	10	200,000	0.35	0.65	130,000	110,500
June 29, 2015	(6)	10	218,143	0.35	0.35	76,350	76,350
June 29, 2015	(7)	10	192,857	0.35	0.35	67,500	67,500
April 20, 2015	(8)	10	75,000	0.34	0.34	25,500	25,500
April 19, 2015	(9)	10	200,000	0.37	0.34	74,000	74,000
March 31, 2015	(10)	10	387,676	0.36	0.36	139,563	139,563
March 30, 2015	(11)	10	190,142	0.36	0.36	68,451	68,451
February 5, 2015	(12)	10	200,000	0.33	0.33	66,000	66,000
2014 and prior	(13)		__			__	74,145
Total 2015			2,075,934				$952,509

(1)	We issued options to purchase shares of our common stock to our board of directors in lieu of $62,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(2)	We issued options to purchase shares of our common stock to our vendors in lieu of $19,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(3)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(4)	We issued options to purchase shares of our common stock to vendors in lieu of $54,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(5)

We issued options to purchase shares of our common stock to the president of our BioLargo Water Canada subsidiary. Of the total options issued, 140,000 vest immediately and the remaining 60,000 options vest 10,000 per month, provided that our president has not been terminated prior to each vesting date.

(6)	We issued options to purchase shares of our common stock to vendors, in lieu of $50,900 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(7)

We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board pursuant to our Accounts Payable Conversion Plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	We issued an option to purchase shares of our common stock to a consultant for services provided.

(9)	We issued an option to purchase shares of our common stock to two consultants for services provided.

(10)	We issued options to purchase shares of our common stock to two vendors, in lieu of $91,750 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(11)

We issued options to purchase shares of our common stock to our members of our board of directors, in lieu of $45,000 in accrued and unpaid fees due for their services on the board pursuant to our Accounts Payable Conversion Plan.

(12)	We issued an option to purchase 200,000 shares of our common stock to a consultant for services provided.

(13)	Expense recorded for the vesting of stock options issued in prior periods.

Options issued outside of the 2007 Equity Incentive Plan during the year ended December 31, 2014 are:

Date		Term	Option Shares	Exercise price	Stock price on grant date	Fair Value	Expense
December 26, 2014	(1)	10	192,857	$0.35	$0.35	$67,500	$67,500
December 26, 2014	(2)	10	250,715	0.35	0.35	87,750	87,750
September 29, 2014	(3)	10	143,617	0.47	0.47	67,500	67,500
September 29, 2014	(4)	10	193,511	0.47	0.47	90,950	90,950
June 24, 2014	(5)	10	103,847	0.65	0.65	67,501	67,501
June 24, 2014	(6)	10	148,848	0.65	0.65	96,750	96,750
March 31, 2014	(7)	10	156,888	0.43	0.43	67,461	67,461
March 31, 2014	(8)	10	78,488	0.43	0.43	33,750	33,750
February 20, 2014	(9)	10	40,000	0.35	0.35	14,000	14,000
2013 and prior	(10)		__			__	40,160
Total							633,332

(1)

On December 26, 2014, we issued options to purchase 192,857 shares of our common stock at an exercise price of $0.35 per share to our board of directors in lieu of $45,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan. The fair value of the options totaled $67,500, resulting in $22,500 of additional selling, general and administrative expenses.

(2)

On December 26, 2014, we issued options to purchase 250,715 shares of our common stock at an exercise price of $0.35 per share to vendors in lieu of $58,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan. The fair value of the options totaled $87,750, resulting in $29,250 of additional selling, general and administrative expenses.

(3)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(4)	We issued options to purchase shares of our common stock to vendors in lieu of $67,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(5)	We issued options to purchase shares of our common stock to our board of directors in lieu of $45,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	We issued options to purchase shares of our common stock to vendors in lieu of $64,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(7)	We issued options to purchase shares of our common stock to our board of directors, in lieu of $45,000 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(8)	We issued options to purchase shares of our common stock to a vendor, in lieu of $22,500 in accrued and unpaid fees pursuant to our Accounts Payable Conversion Plan.

(9)

On February 20, 2014, we issued options to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share, set to expire February 20, 2024, and to vest over the term of the agreement. The fair value of the Options totaled $14,000 of additional selling, general and administrative expenses.

(10)	Expense recorded for the vesting of stock options issued in prior periods.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options issued outside of the 2007 Plan for the years ended December 31, 2014 and 2015 is as follows:

					Weighted Average
	Options				Price per
	Outstanding	Exercise Price			share
Balances as of December 31, 2013	16,398,395	$0.18	–	$1.00	$0.39
Granted	1,608,771	$0.25	–	0.30	$0.50
Exercised	(41,875)		—		—
Expired	—		—		—
Balances as of December 31, 2014	17,965,294	$0.18	–	$1.00	$0.40
Granted	2,075,931	$0.25	–	0.65	$0.40
Exercised	—	0.33	–	0.65	0.40
Reclassification	(600,000)	0.30	–	0.63	0.33
Expired	(46,250)		0.30		0.30
Balances as of December 31, 2015	19,394,975	$0.18	–	$1.00	$0.40

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2015.

				Weighted		Currently Exercisable
				Average	Weighted	Number of
Options				Remaining	Average	Shares at	Weighted
Outstanding at				Contractual	Exercise	December 31,	Average
December 31, 2015	Exercise Price			Life	Price	2015	Exercise Price
7,733,259		$0.18		1	$0.18	7,733,259	$0.18
2,400,000		0.99		1	0.99	2,400,000	0.99
691,975		0.55		3	0.55	691,975	0.55
800,000		1.00		6	1.00	483,333	1.00
168,750		0.40		7	0.40	168,750	0.40
1,456,110		0.30		7	0.30	1,456,110	0.30
3,288,246	0.25	–	0.65	8	0.28	3,288,246	0.28
1,833,518	0.33	–	0.47	9	0.40	1,833,518	0.40
1,023,112	0.35	–	0.65	10	0.40	1,013,112	0.40
19,394,972	$0.18	–	1.00	8	$0.40	19,068,303	$0.40

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for each of the years ended December 31, 2014 and 2015:

	2014				2015

	Non Plan			2007 Plan	Non Plan			2007 Plan
Risk free interest rate	2.25	–	2.76%	2.63%	1.83	–	2.33%	1.60	–	2.38%
Expected volatility	837	–	935%	927%	794	–	821%	322	–	807%
Expected dividend yield		—		—		—			—
Forfeiture rate		—		—		—			—
Expected life in years		7		7		7		3	-	7

BIOLARGO, INC. AND SUBSIDIARIES

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

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2014	2015
Accounts payable	$219,182	$63,578
Payable in dispute	106,000	106,000
Uncertain tax liability	137,500	142,461
Accrued interest	32,256	12,944
Total Accounts Payable and Accrued Expenses	$494,938	$324,983

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2015 we issued 738,837 shares of our common stock at a range of $0.35 - $0.36 per share in lieu of $309,975 of accrued and unpaid obligations to our officers.

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

Payment of Consultant Fees and Accrued Interest

During 2015 we issued 631,643 shares of our common stock at a range of $0.35 - $0.36 per share in lieu of $360,364 of accrued and unpaid obligations to consultants.

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

At December 31, 2015, we had federal and California tax net operating loss carry-forwards of approximately $43 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted an analysis to determine the extent of any limitation. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2015, our U.S. Federal and California State income tax returns related to the years 2011-2015 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

Note 12. Noncontrolling Interest

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly-owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra issued 1,500 shares of Clyra common stock to a three-member management team, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives.

On December 30, 2015, Clyra sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. This sale was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and Regulation D promulgated thereunder as not involving a public offering of securities. As a result of the sale, Sanatio owns 40% of Clyra’s issued and outstanding shares, BioLargo owns 54%, and the remainder is owned by management.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid.

Holders of Preferred Shares are entitled to preferential payments in the event of a liquidation, dissolution or winding up of the company, in an amount equal to any accrued and unpaid dividends. After such preference, any remaining assets are distributed pro-rata between holders of Clyra common stock and Preferred Shares as if the Preferred Shares had converted to Clyra common stock. Holders of Preferred Shares may convert the shares to Clyra common stock initially on a one-to-one basis. The conversion formula is subject to change in the event Clyra sells stock at a lower price than the price paid by Sanatio.

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is a founder and leader of PD Instore (www.pdinstore.com), works with some of the world’s leading retailers, and has overseen many national ground-breaking marketing rollouts and initiatives. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,437.50 per month for a period of four years.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015, Clyra generated no revenues and Clyra’s operations resulted in a net loss of $115,859 on a consolidated basis.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

2015 Unit Offering

During the three-month period ending March 31, 2016, we received $195,000 and issued unsecured convertible promissory notes to five investors pursuant to our 2015 Unit Offering (see Note 5). The notes mature June 1, 2018, accrue interest at a rate of 12% per annum, and are convertible at the Unit price of $0.35. Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 7.)