Form 10-Q
period 2016-03-31
BIOLARGO, INC.
filed 2016-05-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2016 was 86,268,517 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements	1

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	26

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6	Exhibits	28

	Signatures

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

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND MARCH 31, 2016

	DECEMBER 31, 2015	MARCH 31, 2016 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,763,114	$1,022,290
Accounts receivable	41,431	27,049
Inventories	37,435	31,973
Prepaid expenses and other current assets	49,167	92,533
Total current assets	1,891,147	1,173,845

Other non-current assets, net of amortization	19,157	16,427
Total assets	$1,910,304	$1,190,272

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$324,983	$257,468
Deposits	135,000	100,000
Total current liabilities	459,983	357,468

Long-term liabilities:
Convertible notes payable	3,245,972	3,500,972
Discount on convertible notes payable	(2,937,019)	(2,885,814)
Total liabilities	768,936	972,626

COMMITMENTS, CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2015 and March 31, 2016, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 85,788,153 and 86,268,517 Shares Issued, at December 31, 2015 and March 31, 2016, respectively.	57,236	57,553
Additional paid-in capital	84,410,821	85,140,493
Accumulated deficit	(84,075,695)	(85,653,116)
Accumulated other comprehensive loss	(40,567)	(49,885)
Non-controlling interest (Note 8)	789,573	722,601
Total stockholders’ equity	1,141,368	217,646
Total liabilities and stockholders’ equity	$1,910,304	$1,190,272

 See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2016

(UNAUDITED)

	MARCH 31, 2015	MARCH 31, 2016

Revenues	$13,875	$13,942
Cost of revenues	6,381	6,081
Gross profit	7,494	7,861

Selling, general and administrative expenses	560,525	930,907
Research and development	137,999	351,050
Amortization	2,730	2,730
Operating loss	(680,964)	(1,276,826)

Other (expense) income:
Interest expense	(105,224)	(406,325)
Grant income	12,796	38,758
Net loss	(786,188)	(1,644,393)

Net loss attributable to noncontrolling interest	(5,756)	(66,972)
Net loss attributable to common shareholders	$(780,432)	$(1,577,421)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:	82,973,744	85,847,219

Comprehensive loss attributable to common shareholders
Net loss	$(786,188)	$(1,644,393)
Foreign currency translation	—	(9,318)
Comprehensive loss	(786,188)	(1,653,711)

Comprehensive loss attributable to noncontrolling interest	(5,756)	(66,972)
Comprehensive loss attributable to common shareholders	$(780,432)	$(1,586,739)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$(40,567)	$789,573	$1,141,368
Issuance of common stock to vendors and interest to noteholders	620,502	317	172,833	—	—	—	173,150
Stock option compensation expense	—	—	301,839	—	—	—	301,839
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	255,000	—	—	—	255,000
Net loss	—	—	—	(1,577,421)	—	(66,972)	(1,644,393)
Foreign currency translation	—	—	—	—	(9,318)	—	(9,318)

Balance, March 31, 2016	86,268,517	$57,553	$85,140,493	$(85,653,116)	$(49,885)	$722,601	$217,646

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2016

(UNAUDITED)

	March 31, 2015	March 31, 2016
Cash flows from operating activities
Net loss	$(786,188)	$(1,644,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	255,625	301,839
Common stock issued for interest and in lieu of salary to officers and fees for services from consultants	110,827	173,150
Interest expense related to amortization of the discount on convertible notes payable	72,578	298,771
Amortization expense	2,730	2,730
Changes in assets and liabilities:
Accounts receivable	(1,814)	14,382
Inventories	4,999	5,462
Prepaid expenses and other current assets	—	(43,366)
Deposits	50,000	(35,000)
Accounts payable and accrued expenses	12,596	(60,081)
Deferred revenue	4,141	—
Net cash used in operating activities	(274,506)	(986,506)

Cash flows from financing activities
Proceeds from convertible notes	363,000	255,000
Payment of financing costs	(15,513)	—
Net cash provided by financing activities	347,487	255,000

Effect of foreign currency translation	—	(9,318)
Net change in cash	72,981	(740,824)
Cash at beginning of year	154,460	1,763,114
Cash at end of period	$227,411	$1,022,290

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,683	$—
Income taxes	$—	$4,000

Non-cash investing and financing activities
Conversion of accounts payable into stock options	$247,773	$206,934
Fair value of warrants issued in conjunction with convertible notes payable	$404,360	$255,000
Settlement of accounts payable and interest in shares of common stock	$10,725	$173,150

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,644,393, and cash used in operations of $986,506, for the three-months ended March 31, 2016, and at March 31, 2016, we had working capital of $816,377, current assets of $1,173,845, and an accumulated stockholders’ deficit of $85,653,116. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $1,022,290 at March 31, 2016. We had revenues of $13,942 in the three-months ended March 31, 2016, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2016, we had $3,513,724 principal and interest amount outstanding due on convertible notes payable (see Note 4) that are payable into shares of our common stock at our option on the June 1, 2018 maturity date. Additionally, we had $257,468 of accounts payable and accrued expenses (see Note 7).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three-months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.   Summary of Significant Accounting Policies

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the ISAN system. For each of the three-months ended March 31, 2015 and 2016, we recorded amortization expense totaling $2,730.

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. Management has not identified any impairment indicators at December 31, 2015 or March 31, 2016.

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

Foreign Currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded eleven grants in the totaling approximately $900,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three-months ended March 31, 2015 and 2016, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on our consolidated financial statement presentation or disclosures.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 4.   Notes and Convertible Notes Payable

As of March 31, 2016, we have outstanding a total of $3,500,972 unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at a rate of 12% per annum. We may pay these notes at maturity by the issuance of common stock at the conversion rate set forth in the note. These notes include those issued to investors in the 2015 Unit Offering (see “2015 Unit Offering” immediately below), and notes that were converted into 2015 Unit Offering notes (see Note 6).

For the three-months ended March 31, 2015 and 2016, we recorded $105,224 and $406,325 of interest expense related to the amortization of our discount on our convertible notes payable.

2015 Unit Offering

 On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant (“2015 Unit Offering”). The price and availability of the Units are set forth in a “Pricing Supplement” issued from time-to-time, and priced up to a 30% discount to the market price of the Company’s common stock. Each note is convertible into the Company’s common stock at the Unit price. The Offering is subject to an over-allotment of 20%, or an additional $1,000,000 in Units, for an aggregate total of $6,000,000, and shall be known as the Company’s “2015 Unit Offering.” The Company has the right to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission, and the obligation to register the Shares in the event we are successful in raising $3,000,000 of gross proceeds. (See Note 9, “Subsequent Events”.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three-months ended March 31, 2015 and 2016, we received $230,000 and $255,000, respectively, and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at the rate of 12% per annum, at unit prices of $0.35. During the three-months ended March 31, 2015 and 2016, the fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in a $230,000 and $255,000 discount on the convertible note payables.

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

Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 6).

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

December/January Notes

In January 2015, we received $133,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which expires January 2018. (See Note 6).

The funds received as part of our December/January Notes totaled $333,000, all of which converted into terms of the 2015 Unit Offering during the second and third quarters of 2015.

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2015 and March 31, 2016 there were no outstanding shares of our preferred stock.

Common Stock

During the three-months ended March 31, 2015 and 2016, we issued 312,739 and 338,262 shares of common stock in lieu of salary to officers and fees for service provided by consultants, resulting in a weighted-average fair value of $110,827 and $73,658, respectively, and recorded in selling general and administrative expense.

During the three-months ended March 31, 2016, we issued 282,240 shares of common stock resulting in a grant date fair value of $99,492, to settle our accrued interest liability, which is recorded as interest expense in our consolidated statement of operations. There were no shares issued for interest during the three-months ended March 31, 2015.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation

During the three-months ended March 31, 2015 and 2016, we recorded an aggregate $255,625 and $301,839 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

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

On March 21, 2016, our Board of Directors extended by five years the expiration of options to purchase 307,777 shares of our common stock issued to our Board of Directors and vendors in March 2011. The options were originally issued in exchange for unpaid obligations and now expire on March 21, 2021. The weighted-average fair value of the options resulted in additional $119,971 of selling, general and administrative expenses.

Activity for our stock options under the 2007 Plan for the three-months ended March 31, 2015 and 2016 is as follows:

						Weighted
Balance, March 31, 2015:						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2014	8,601,086	3,398,914	$0.23	–	1.89	$0.44
Granted	—	—		—		—
Expired	(200,000)	200,000		0.58		0.58
Balance, March 31, 2015	8,401,086	3,598,914	$0.23	–	1.89	$0.43

						Weighted
						Average
Balance, March 31, 2016:	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.22	–	1.89	$0.44
Granted	—	—		—		—
Expired	—	—		—		—
Balance, March 31, 2016	10,241,086	1,758,914	$0.22	–	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

On March 31, 2016, we issued options to purchase 263,523 shares of our common stock at an exercise price of $0.33 per share to our board of directors, in lieu of $67,500 in fees and to a vendor in lieu or accrued and unpaid fees $12,975. The weighted-average fair value of these options totaled $86,963 and is recorded as selling, general and administrative expenses.

On March 31, 2015, we issued options to purchase 577,818 shares of our common stock at an exercise price of $0.36 per share to two vendors and to our members of our board of directors, in lieu of $136,750 in accrued and unpaid fees. The weighted-average fair value of these options totaled $206,076 and is recorded as selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The grant-date fair value of the previously issued options that vested during the three-months ended March 31, 2105 and 2016 was $49,549 and $94,905, respectively.

Activity of our stock options issued outside of the 2007 Plan for the three-months ended March 31, 2015 and 2016 is as follows:

					Weighted
Balance, March 31, 2015:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2014	17,965,291	$0.18	–	1.00	$0.40
Granted	577,818		0.36		0.36
Expired	—		—		—
Balance, March 31, 2015	18,543,109	$0.18	–	1.00	$0.40

					Weighted
					Average
Balance, March 31, 2016:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	263,523		$0.33		$0.33
Expired	—		—		—
Balance, March 31, 2016	19,658,498	$0.18	–	1.00	$0.40

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three-months ended March 31:

	2015		2016

	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	1.97%	—	1.91%	1.36%
Expected volatility	821%	—	645%	315%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	—	7	5

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.   Warrants

2015 Unit Offering Warrants

During the three-months ended March 31, 2015 and 2016, pursuant to the terms of our 2015 Unit Offering (see Note 4), we issued warrants to purchase up to an aggregate 1,023,400 and 728,571 shares of our common stock at an exercise price of $0.40 and $0.45 per share, respectively. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020. The intrinsic and relative fair value of these warrants resulted in $233,000 and $255,000 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

Warrants Issued Concurrently with December/January Notes

During the three-months ended March 31, 2015 we issued warrants to purchase an aggregate 266,000 shares of our common stock. These warrants are exercisable at $0.30 per share and expire January 2020. The intrinsic and relative fair value of warrants issued in the three-months ended March 31, 2015 resulted in $133,000 discount on the note payables.

We recorded $72,578 and $298,771 of interest expense related to the amortization of the discount on convertible notes and for the extension of warrants set to expire during the three-months ended March 31, 2015 and 2016, respectively.

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

Balance, March 31, 2015	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	–	1.00
Issued	1,501,900	0.30	–	0.75
Expired	—		—
Outstanding as of March 31, 2015	10,340,022	$0.125	–	1.00

Balance, March 31, 2016	Number of
	Shares	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Issued	728,571		0.45
Expired	—		—
Outstanding as of March 31, 2016	14,508,009	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the three-months ended March 31:

	2015			2016
Risk free interest rate	0.97	–	1.46%	1.36%
Expected volatility		332%		315%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years		5		5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2015	2016
Accounts payable and accrued expenses	$174,539	$107,216
Uncertain tax position	137,500	137,500
Accrued interest	12,944	12,752
Total accounts payable and accrued expenses	$324,983	$257,468

Note 8.   Noncontrolling Interest

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

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. Management classifies the Preferred Shares dividend as a medium probability of occurring and as of March 31, 2016 the Preferred Shares dividend has an accrued and undeclared balance of $15,000.

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of March 31, 2016, the Company has not presented any products to the FDA for FDA Approval.

From inception, Clyra has generated no revenues and the financial impact of Clyra’s operations for the three-months ended March 31, 2016, resulted in a net loss of $115,859.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9.   Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

2015 Unit Offering

Subsequent to March 31, 2016, we received $180,000 and issued convertible promissory notes with a maturity date of June 1, 2018 to three accredited investors in our 2015 Unit Offering (see Note 4). The Unit price was $0.35, and thus the notes are convertible at $0.35 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.45 per share, which expires June 1, 2020. We issued warrants to purchase an aggregate 514,286 shares.

With these investments, an aggregate $3,106,713 has been invested in our 2015 Unit Offering. The terms of the offering require that we register the shares underlying the notes and warrants in the event aggregate investments exceed $3,000,000. We intend to begin the process of registering the shares shortly.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of BioLargo, Inc. (the “Company”) contains forward-looking statements. These forward-looking statements include predictions regarding, among other things:

●	our business plan;
●	the commercial viability of our technologies and products incorporating our technologies;
●	the effects of competitive factors on our technologies and products incorporating our technologies;
●	expenses we will incur in operating our business;
●	our ability to end persistent operating losses and generate positive cash flow and operating income;
●	our ability to identify potential applications of our technologies in industries other than the animal health industry and to bring viable products to market in such industries;
●	the application of our technologies in the food and beverage industry;
●	the willingness of other companies to incorporate our technologies into new or existing products or services and provide continued support for such products or services;
●	the ability of our licensees to successfully produce, advertise and market products incorporating our technologies;
●	the continued success and viability of our licensees holding the exclusive right to exploit our technologies in particular fields;
●	the sufficiency of our liquidity and working capital;
●	our ability to finance product field testing, hiring of personnel, required regulatory approvals, and needed patent applications;
●	continued availability and affordability of resources used in our technologies and the production of our products and services; and
●	whether we are able to complete additional capital or debt financings in order to continue to fund operations and continue as a going concern.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2016, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, BioLargo Development Corp., a California corporation, a Canadian subsidiary BioLargo Water, Inc., and its majority owned subsidiary Clyra Medical Technologies, Inc.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business

We make life better delivering sustainable technology-based products that help solve some of the most widespread problems threatening the world's supply of water, food, agriculture, healthcare and energy. We create and refine intellectual property that forms a foundation from which to build and create break-through products and technology for licensure to commercial partners. Our products harness the power of iodine – “Nature's Best Solution” – to eliminate contaminants that threaten our water, our health and our quality of life.

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

Following extensive validation testing and refinement of the basic operating system, we have begun a commercial prototype development project, the next step leading to a product ready for commercial markets. The project will be executed in collaboration with technical personnel at the Northern Alberta Institute of Technology (NAIT)'s Center for Sensors and Systems Integration and with NAIT's Applied Bio/Nanotechnology Industrial Research Chair. With financial support provided by the Alberta Innovates nanoPDP program, this project will focus on the development of a first generation prototype system that incorporates a sensor platform to monitor various water parameters through online real-time data acquisition. This platform will be integrated with BioLargo's pre-commercial AOS reactor, and will enable further scale up and testing in industrial settings. Once this prototype development phase is complete, we intend to focus on producing multiple commercial ready pilot units for testing with various interested industrial clients and on securing regulatory approvals where required.

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

Safe and effective is the key. Each of our product designs delivers iodine safely, and precisely, to achieve effective broad-spectrum disinfection or odor control, depending on product design. Our primary ingredients, as well as reaction by-products, are “generally recognized as safe” (G.R.A.S) by the U.S. Food and Drug Administration as food additives in their basic forms. Its commercial product opportunities are diverse and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” section. We specialize in delivering iodine, nature’s broadest spectrum and most potent disinfectant, oxidizer, catalyst, and essential nutrient, in safe, environmentally friendly, non-staining, non-toxic and effective product designs.

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

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS Filter- when compared to the best of class competition we are

■	100 times more effective

■	less than 1/20th the cost

■	more than 10 times faster

o	CupriDyne

■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.

■	Potent oxidizer

■	Total odor elimination

■	Non-toxic and gentle

■	Increases holding power of absorbents by up to six times

■	Promotes rapid healing (animal care products)

■	De-scaling

■	Eliminates Sulfur, Ammonia, Fatty Acids, Mercaptans

■	Enhanced flocculation

■	Nutritive

o	Isan System

■	Precise iodine dosing

■	Anti-bacterial, anti-fungal, anti-viral

■	Effective against top five plant pathogens

■	Promotes extended shelf-life

■	Enhances root growth and foliage growth for healthier plants

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

Since licensing the technology from BioLargo in August 2014, Clarion has completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2015, it filed application with the U.S. Environmental Protection Agency, which application is pending as of the date of this report.

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

Industrial Odor Control - CupriDyne Clean

In 2015, we were invited by a number of potential customers to design a product for the industrial odor control industry segment and to begin trials for an odor control product in large scale operations. As a result of these efforts, we have branded a liquid product “CupriDyne Clean”, a non-staining and colorless blend of micronutrients. It is available in various sizes for industrial uses and is ideal for waste transfer stations, composting facilities, landfill operations, sewage plants and lift stations, food processing plants and animal enclosures. It is dispensed through atomization systems, portable sprayers and water trucks, and is safe and effective on a host of surfaces including soils, metals, concrete and asphalt docks, floors, walls, feed and water receptacles, waste receptacles, tanks, bins, liners and dumpsters.

Since 2015, we have and continue to refine the product design, its claims and marketing and selling plans. Our product web site can be seen at www.cupridyne.com. Based on our test marketing and trials, we believe that many industries that must contend with odors that include hydrogen sulfide, ammonia, fatty acids, sulfur compounds, or mercaptans, are dissatisfied with the current competing odor control products, place a high value on odor control solutions that actually work, and are anxious to test and trial new products like our CupriDyne Clean as they search for a solution to these common and troublesome odor problems. We have been told by prospective customers and experts from these markets that effective odor control for these prospective customer groups is in among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate. We intend to further develop our products, refine our free trial program that can be combined with a highly motivated customer service and sales program to help break open this market. We plan to attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

We intend to further develop our products, refine our free trial program, attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. We are highly encouraged by this early work and the welcome response from new prospects from industry. In May 2016, we secured our first orders for CupriDyne Clean for the use at a Southern California waste handling facility. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

Multinationals and Mid-Level Industry Participants

We began discussions about our AOS Filter with a number of multi-nationals as well as regional companies in 2014 and 2015 that are continuing.  We held our first technical symposium in August 2015 where we had more than 30 attendees representing industry, academia and funding agencies. We are planning another technical symposium this August of 2016 to showcase the refinements, data showing efficacy and the first commercial prototype being designed and assembled by the Northern Alberta Institute of Technology.  We have entered into technical non-disclosure agreements with a wide variety of companies to evaluate our AOS Filter and discuss potential strategic alliances. Many of these continue to monitor our technical progress and have expressed interest in the technology and potential strategic alliances as we finalize our commercially ready design. The claims we have put forth are well received.  The focus of discussions in most cases has moved from efficacy, which is accepted, to a business case discussion relative to capital and time to market and the potential return on investment. While these discussions are ongoing, we continue to advance our science and proven claims. We are highly encouraged that our AOS Filter has an important role in commerce.

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

Results of Operations—Comparison of the three-months ended March 31, 2016 and 2015

Revenue

Our revenue from product sales totaled $13,942 in the three-months ended March 31, 2016, compared with $13,875 for the three-months ended March 31, 2015, and $54,761 for the three-months ended December 31, 2015. Our product revenue consisted primarily of sales of our Suction Canister Solidifiers to military hospitals, our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, and our Odor-No-More branded animal bedding additive to horse stables and a farming retailer.

After the end of the period covered by this Report, we received our first orders for our CupriDyne Clean Industrial Odor Eliminator for use at a waste handling facility. We have multiple customer trials ongoing and are focused on expanding our customer base and trial program, and increasing our revenues for this product.

Other Income

During the three-months ended March 31, 2016, income received from Canadian grant agencies increased $25,962 (to $38,758) over the three-months ended March 31, 2015. We anticipate income received from grants to increase at this same rate for 2016. Our wholly owned Canadian subsidiary has been awarded a total of 11 research grants, from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The total value of grants previously awarded as of the date of this Report is approximately $900,000, although not all of the grant funds are to be paid directly to us nor will all the funds be considered as income in our financial statements.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased by $370,382 (66%) in the three-months ended March 31, 2016 due primarily to a non-cash expense associated with the extension of the expiration dates of stock options issued in 2011 in lieu of salary and consultant/vendor payables.

The largest components of our selling, general and administrative expenses for the three-months ended March 31, 2015 and 2016 were:

	MARCH 31, 2015	MARCH 31, 2016
Officer salaries and payroll-related expenses	$131,098	$160,269
Consulting expense	104,996	285,239
Professional fees	111,445	143,403
Board of director expense	67,500	151,052

Research and Development

Research and development expenses were $137,999 for the three-months ended March 31, 2015, compared to $351,050 for the three-months ended March 31, 2016, an increase of $213,051. In December 2015, $750,000 was invested into our subsidiary Clyra Medical Technologies for the purpose of concluding the development of its advanced wound care products. The increase in research and development expenses is a result of increased activity at Clyra due to this investment, and increased activities at our research facility at the University of Alberta due in part to an increase in grant funding.

Interest expense

Interest expense totaled $105,224 for the three-months ended March 31, 2015, compared to $406,325 for the three-months ended March 31, 2016, an increase of $301,101. Our interest expense increased significantly because of the notes and warrants issued in our 2015 Unit Offering. At the start of 2015, we had only $250,000 in outstanding promissory notes. This number increased by almost $3,000,000 during the year. Of the $406,325 interest expense, approximately $300,000 was related to the warrants issued in the offering, and the remainder to the notes.

Net Loss

Net loss for the three-months ended March 31, 2015 was $786,188, a loss of $0.01 per share, compared to a net loss for the three-months ended March 31, 2016 of $1,644,393, a loss of $0.02 per share. The increase is primarily due to the increase in interest expense related to the amortization of the discount recorded on our convertible notes payable and the non-cash expense related to the five-year extension of the expiration date of stock options issued in lieu of salary and consultant/vendor payables, originally issued in 2011.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights of our technologies, we expect to continue to have operating losses. Cash totaled $1,022,290 at March 31, 2016. We had working capital of $816,377 as of March 31, 2016, compared with negative working capital of $529,152 as of March 31, 2015. During the three-months ended March 31, 2015 and 2016, we used cash flow from operating activities of $274,506 and $986,506, respectively.

The differences from period-to-period in our net cash used in operating activities are dependent on our cash position during the period. If we have sufficient cash reserves from financing activities, we typically pay employees and vendors a larger portion in cash. This was the case in the three-months ended March 31, 2016. Otherwise, we issue common stock or options to purchase common stock to compensate employees and vendors the remainder of what they are owed. We do so at the end of the quarter. When we issue options, we do so pursuant to a plan adopted by our board of directors that allows us to set a price based on the trading price of our common stock. The options we issue have a fair value greater than the cash owed, and that fact increases our non-cash expense.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,644,393 for the three-months ended March 31, 2016, and an accumulated stockholders’ deficit of $85,653,116 as of March 31, 2016. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of March 31, 2016, we had $3,513,724 principal and interest amount outstanding on our convertible promissory notes (see Notes 4), and $244,716 of outstanding accounts payable and accrued expenses. (See Note 7.) Our convertible notes are due June 1, 2018, and may be converted, at our option, at maturity, into our common stock, at the “unit price” set forth in the note ($0.25 - $0.35).

In addition to our 2015 Unit Offering, we are continuing to explore numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. There can be no assurance that we will be able to raise any additional capital. No commitments are in place as of the date of the filing of this report for any such additional financings. Moreover, in light of the current unfavorable economic conditions, we do not believe that any such financing is likely to be in place in the immediate future.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on our consolidated financial statement presentation or disclosures.

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

Stock Issued for Services

During the three-months ended March 31, 2016, we issued 198,124 shares of common stock resulting in a weighted-average fair value of $73,658. The common stock was issued for services provided by consultants and is recorded in selling general and administrative expense in our consolidated statement of operations.

On March 22, 2016, we issued 282,245 shares of common stock to holders of our 2015 Unit Offering notes, resulting in a weighted-average fair value of $99,492. These shares were issued as payment of accrued interest and is recorded as interest expense in our consolidated statement of operations.

Issuance of Stock Options in exchange for payment of payables

On March 31, 2016, we issued options to purchase 263,523 shares of our common stock at an exercise price of $0.33 per share to our board of directors, in satisfaction of $67,500 in fees, and to a vendor in satisfaction of $12,975 in fees. The weighted-average fair value of these options totaled $86,963 and is recorded as selling, general and administrative expenses.

2015 Unit Offering

During the three months ended March 31, 2016, we received $255,000 and issued convertible promissory notes with a maturity date in June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible into our common stock at $0.35 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.45 per share, which right terminates three years after the date of issuance. We issued warrants to purchase an aggregate 728,571shares.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

As of the date of this report, we have received an aggregate $3,106,713 investments in our 2015 Unit Offering. The terms of the offering require we file a registration statement with the SEC registering the shares issuable upon conversion of the notes and exercise of the warrants in the event investments exceed $3,000,000. We intend to being the process of filing a registration statement shortly.

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

BIOLARGO, INC.

Date: May 16, 2016	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: May 16, 2016	By:	/s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith