Form 10-Q
period 2016-06-30
BIOLARGO, INC.
filed 2016-08-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 4, 2016 was 87,081,254 shares.

BIOLARGO, INC.

FORM 10-Q

Exhibit Index
4.1* Form of One-Year Convertible Promissory Note
4.2* Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)
4.3* Line of Credit issued June 2016
4.4* Stock purchase warrant issued with Line of Credit in June 2016
Exhibit 31.1*
Exhibit 31.2*
Exhibit 32**

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

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND JUNE 30, 2016

	DECEMBER 31, 2015	JUNE 30, 2016 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,763,114	$889,029
Accounts receivable	41,431	46,706
Inventories	37,435	23,880
Prepaid expenses and other current assets	49,167	43,920
Total current assets	1,891,147	1,003,535

Equipment, net of depreciation	—	5,385
Other non-current assets, net of amortization	19,157	13,697
Total assets	$1,910,304	$1,022,617

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$324,983	$311,144
Deposits	135,000	100,000
Total current liabilities	459,983	411,144

Long-term liabilities:
Convertible notes payable	3,245,972	3,780,972
Line of credit	—	300,000
Discount on convertible notes payable and line of credit	(2,937,019)	(3,041,167)
Total liabilities	768,936	1,450,949

COMMITMENTS, CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2015 and June 30, 2016, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 85,648,015 and 87,081,254 Shares Issued, at December 31, 2015 and June 30, 2016, respectively.	57,236	58,186
Additional paid-in capital	84,410,821	86,162,823
Accumulated deficit	(84,075,695)	(87,266,592)
Accumulated other comprehensive loss	(40,567)	(50,491)
Non-controlling interest (Note 8)	789,573	667,742
Total stockholders’ equity (deficit)	1,141,368	(428,332)
Total liabilities and stockholders’ equity	$1,910,304	$1,022,617

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2015 AND 2016

(UNAUDITED)

	THREE-MONTHS		SIX-MONTHS
	JUNE 30, 2015	JUNE 30, 2016	JUNE 30 2015	JUNE 30, 2016

Revenues	$15,611	$38,986	$29,486	$52,928
Cost of revenues	(7,683)	(15,757)	(14,064)	(21,838)
Gross profit	7,928	23,229	15,422	31,090

Selling, general and administrative expenses	859,268	923,564	1,419,793	1,854,471
Research and development	167,211	329,968	305,210	681,018
Amortization and depreciation	2,730	2,845	5,460	5,575
Operating loss	(1,021,281)	(1,233,148)	(1,715,041)	(2,509,974)

Other (expense) income:
Interest expense	(302,919)	(478,525)	(317,073)	(884,850)
Grant income	24,232	43,338	37,028	82,096
Net loss	(1,299,968)	(1,668,335)	(1,995,086)	(3,312,728)

Net loss attributable to noncontrolling interest	(5,588)	(54,859)	(11,344)	(121,831)
Net loss attributable to common shareholders	$(1,294,380)	$(1,613,476)	$(1,983,742)	$(3,190,897)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Weighted average number of common shares outstanding:	83,400,950	86,419,573	83,188,527	86,133,395

Comprehensive loss attributable to common shareholders:
Net loss	$(1,299,968)	$(1,668,335)	$(1,995,086)	$(3,312,728)
Foreign currency translation	—	(606)	—	(9,924)
Comprehensive loss	(1,299,968)	(1,668,941)	(1,653,711)	(3,322,652)

Comprehensive loss attributable to noncontrolling interest	(5,588)	(54,859)	(11,344)	(121,831)
Comprehensive loss attributable to common shareholders	$(1,294,380)	$(1,614,082)	$(1,983,742)	$(3,200,821)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX-MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

			Additional		Accumulated	Non-
	Common stock		paid-in	Accumulated	other comprehensive	controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$(40,567)	$789,573	$1,141,368
Issuance of common stock to vendors and interest to note holders	1,433,239	950	488,157	—	—	—	489,107
Stock option compensation expense	—	—	491,440	—	—	—	491,440
Fair value of warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	772,405	—	—	—	772,405
Net loss	—	—	—	(3,190,897)	—	(121,831)	(3,312,728)
Foreign currency translation	—	—	—	—	(9,924)	—	(9,924)
Balance, June 30, 2016	87,081,254	$58,186	$86,162,823	$(87,266,592)	$(50,491)	$667,742	$(428,332)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2015 AND 2016

(UNAUDITED)

	JUNE 30, 2015	JUNE 30, 2016
Cash flows from operating activities
Net loss	$(1,995,086)	$(3,312,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	249,700	491,440
Common stock issued for interest and in lieu of salary to officers and fees for services from consultants	603,687	489,107
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	262,267	668,257
Amortization and depreciation expense	5,460	5,575
Changes in assets and liabilities:
Accounts receivable	(1,939)	(5,275)
Inventories	10,913	13,555
Prepaid expenses and other current assets	—	5,247
Accounts payable and accrued expenses	(43,074)	(13,839)
Deposits	—	(35,000)
Net cash used in operating activities	(813,362)	(1,693,661)
Cash flows from investing activities
Equipment purchase	—	(5,500)
Net cash used in investing activities	—	(5,500)

Cash flows from financing activities
Proceeds from convertible notes	788,000	535,000
Proceeds from letter of credit	—	300,000
Payment of financing costs	(22,150)	—
Net cash provided by financing activities	755,850	835,000

Net effect of foreign currency translation	—	(9,924)
Net change in cash	(57,512)	(874,085)
Cash at beginning of year	154,460	1,763,114
Cash at end of period	$96,948	$889,029
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,400	$—
Income taxes	$4,000	$4,000

Non-cash investing and financing activities
Fair value of warrants issued in conjunction with convertible notes and letter of credit	$954,039	$772,405

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, we had a net loss of $3,312,728, and cash used in operations of $1,693,661, for the six-months ended June 30, 2016, and at June 30, 2016, we had working capital of $592,391, current assets of $1,003,535, and an accumulated stockholders’ deficit of $87,266,592. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $889,029 at June 30, 2016. We had revenues of $52,928 in the six-months ended June 30, 2016, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of June 30, 2016, we had $3,795,502 principal and interest amount outstanding due on convertible notes payable (see Note 4) that are payable into shares of our common stock at our option on the June 1, 2018 maturity date. We also had $303,551 principal and interest amount outstanding due on letter of credit (see Note 4) that are payable December 1, 2017. Additionally, we had $293,063 of accounts payable and accrued expenses (see Note 7).

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

We operate five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc. organized under the laws of the State of California in 2016, and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are majority owner of Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

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

Foreign Currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six-months ended June 30, 2015 and 2016, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

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

Note 4. Convertible Promissory Notes, Line of Credit and Notes

	DECEMBER 31, 2015	JUNE 30, 2016
Convertible promissory notes, 12% interest, matures June 1, 2018	$3,245,972	$3,780,972
Line of credit, 18% interest, matures December 1, 2017	—	300,000
Total	$3,245,972	$4,080,972

For the three and six-months ended June 30, 2015, we recorded $302,919 and $317,075 and for the three and six-months ended June 30, 2016, we recorded $478,525 and $884,850 of interest expense related to the amortization of the discount on our convertible notes payable and interest expense related to our outstanding convertible promissory notes and line of credit.

2015 Unit Offering

 On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant (“2015 Unit Offering”). The price and availability of the Units are set forth in a “Pricing Supplement” issued from time-to-time, and priced up to a 30% discount to the market price of the Company’s common stock. Each note is convertible into the Company’s common stock at the Unit price. The Offering is subject to an over-allotment of 20%, or an additional $1,000,000 in Units, for an aggregate total of $6,000,000, and shall be known as the Company’s “2015 Unit Offering.” Because more than $3,000,000 has been invested, the Company is obligated to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission.

We have issued four “pricing supplements” setting forth the conversion price of the note, as well as the warrant price, as follows:

Pricing Supplement	Conversion Price	Warrant Exercise Price	Aggregate Investments
No. 1	$0.25	$0.40	$460,000
No. 2	$0.25	$0.45	$1,100,000
No. 3	$0.35	$0.45	$1,546,713
No. 4	$0.35	$0.45	$100,000
			$3,206,713

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six-months ended June 30, 2015, we received $415,000 and $778,000 of aggregate investments in the 2015 Unit Offering, and during the three and six-months ended June 30, 2016, we received $280,000 and $535,000, respectively.

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

Each Series A warrant allows for the purchase of the number of common shares equal to the investment amount divided by the Unit price, (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note) and, the warrant will have an exercise price as set forth in the Pricing Supplement. Each Series A warrant expires June 1, 2020. The Company may “call” the Series A warrant, requiring the investor to exercise the warrant within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC, and (ii) the Company’s common stock closes for ten consecutive trading days at or above two times the exercise price.

Line of Credit

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. The line of credit may be repaid following six-months from the date of issuance or at the maturity date December 1, 2017.

Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 6). The warrant allows for the purchase of the number of common shares equal to the investment amount. (e.g., one warrant share for each dollar invested).

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

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2015 and June 30, 2016 there were no outstanding shares of our preferred stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock

During the six-months ended June 30, 2015 and 2016, we issued 799,825 and 824,581 shares of common stock in lieu of cash for salaries to officers and fees for service provided by consultants, resulting in a weighted-average grant date fair value of $292,825 and $275,232, respectively, which is recorded in selling general and administrative expense.

During the six-months ended June 30, 2016, we issued 608,658 shares of common stock resulting in a grant date fair value of $213,875, to settle our accrued interest liability from our 2015 Unit Offering. There were no shares issued for accrued interest during the six-months ended June 30, 2015.

Share-Based Compensation

During the six-months ended June 30, 2015 and 2016, we recorded an aggregate $700,655 and $491,440 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

2007 Equity Incentive Plan

On August 7, 2007, and as amended April 29, 2011, our Board of Directors adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan. The Board’s Compensation Committee administers this plan. The plan allows grants of common shares or options to purchase common shares. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Compensation Committee may at any time amend or terminate the plan. The term of the options may be up to 10 years.

On June 20, 2016, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The exercise price of $0.45 equals the price of our common stock on the grant date. The fair value of these options totaled $18,000 and was recorded as selling, general and administrative expense.

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

On June 24, 2015, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The exercise price of $0.38 equals the price of our common stock on the grant date. The fair value of these options totaled $15,200 and was recorded as selling, general and administrative expense.

Activity for our stock options under the 2007 Plan for the six-months ended June 30, 2015 and 2016 is as follows:

Balance, June 30, 2015:	Options	Shares	Exercise			Weighted Average Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2014	8,601,086	3,398,914	$0.23	–	1.89	$0.44
Granted	940,000	(940,000)	0.38	–	0.58	—
Expired	(200,000)	200,000		0.58		0.58
Balance, June 30, 2015	9,341,086	2,658,914	$0.23	–	1.89	$0.43

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

						Weighted
						Average
Balance, June 30, 2016:	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.22	—	1.89	$0.44
Granted	40,000	(40,000)		0.45		0.45
Exercised	—	—				—
Balance, June 30, 2016	10,281,086	1,718,914	$0.22	—	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the six-months ended June 30, 2016, we issued options to purchase 484,077 shares of our common stock at exercise prices ranging between $0.33 – $0.45 per share to vendors and to our members of our board of directors, in lieu of 188,451 in accrued and unpaid fees. The weighted-average fair value of these options totaled $183,159 and is recorded as selling, general and administrative expenses.

During the six-months ended June 30, 2015, we issued options to purchase 1,463,818 shares of our common stock at exercise prices ranging between $0.33 – $0.36 per share to vendors and to our members of our board of directors, in lieu of $398,150 in accrued and unpaid fees. The weighted-average fair value of these options totaled $529,364 and is recorded as selling, general and administrative expenses.

The grant-date fair value of the previously issued options that vested during the six-months ended June 30, 2015 and 2016 was $156,091 and $170,310, respectively.

Activity of our stock options issued outside of the 2007 Plan for the six-months ended June 30, 2015 and 2016 is as follows:

					Weighted
Balance, June 30, 2015:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2014	17,965,291	$0.18	–	1.00	$0.40
Granted	1,463,818	0.34	–	0.36	0.35
Expired	—		—		—
Balance, June 30, 2015	19,429,109	$0.18	–	1.00	$0.40

					Weighted
					Average
Balance, June 30, 2016:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	484,077	0.33	–	0.45	$0.38
Exercised	(60,000)		0.25		0.25
Balance, June 30, 2016	19,819,052	$0.18	–	1.00	$0.41

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six-months ended June 30:

	2015						2016
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.83	–	2.23%	1.62	–	2.38%	1.77	–	1.91%	1.26	–	1.36%
Expected volatility	807	–	821%	326	–	807%	641	–	645%	311	–	315%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Expected life in years		7		3	–	7		7			5

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

Note 6. Warrants

2015 Unit Offering Warrants

During the six-months ended June 30, 2015 and 2016, pursuant to the terms of our 2015 Unit Offering (see Note 4), we issued warrants to purchase up to an aggregate 2,732,800 and 1,528,571 shares of our common stock at an exercise price of $0.40 and $0.45 per share, respectively. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020.

During the six-months ended June 30, 2015 and 2016, the intrinsic and relative fair value of these warrants resulted in $645,000 and $535,000, respectively, recorded as a discount on our convertible notes on our consolidated balance sheets in the periods presented.

Warrants Issued Concurrently with Line of Credit

During the six-months ended June 30, 2016 we issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire June 2021. The intrinsic and relative fair value of warrants issued resulted in $237,405 discount on the letter of credit.

Warrants Issued Concurrently with December/January Notes

During the six-months ended June 30, 2015 we issued warrants to purchase an aggregate 266,000 shares of our common stock. These warrants are exercisable at $0.30 per share and expire January 2020. The intrinsic and relative fair value of warrants issued in the six-months ended June 30, 2015 resulted in $133,000 discount on the note payables.

We recorded $247,348 and $668,257 of interest expense related to the amortization of the discount on convertible notes, line of credit, deferred financing fees and for the extension of warrants set to expire during the six-months ended June 30, 2015 and 2016, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

Balance, June 30, 2015	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	–	1.00
Issued	1,501,900	0.30	–	0.75
Expired	—		—
Outstanding as of June 30, 2015	10,340,022	$0.125	–	1.00

Balance, June 30, 2016	Number of
	Shares	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Issued	1,828,571		0.45
Expired	(183,545)		0.55
Outstanding as of June 30, 2016	15,424,464	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the six-months ended June 30:

	2015			2016
Risk free interest rate	0.97	–	1.71%	1.26	–	1.36%
Expected volatility	329	–	332%	311	–	315%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years		5			5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31, 2015	June 30, 2016
Accounts payable and accrued expenses	$174,539	$155,563
Payroll tax liability	137,500	137,500
Accrued interest	12,944	18,081
Total accounts payable and accrued expenses	$324,983	$311,144

The payroll tax liability is the Company’s estimate of payroll taxes due on the past services of independent contractors. The Company is currently attempting to reduce the liability to approximately $5,000 through the IRS Voluntary Classification Settlement Program.

Note 8. Noncontrolling Interest

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technology, Inc. (“Clyra”). Until December 17, 2012, this subsidiary was wholly-owned, with 7,500 shares issued to BioLargo, Inc. On December 17, 2012, Clyra issued 1,500 shares of Clyra common stock to a three member management team, one-third of which vested immediately, and the remaining over time. The shares granted to the three executives are restricted from transfer until a sale of the company, whether by means of a sale of its stock or substantially all of its assets, or otherwise by agreement of Clyra, BioLargo and the executives.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated dividend balance as of June 30, 2016 is $30,000.

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of June 30, 2016, the Company has not presented any products to the FDA for FDA Approval.

From inception, Clyra has generated no revenues. Clyra’s operations for the three and six-months ended June 30, 2016, resulted in a net loss of $115,859 and $264,047, respectively.

The Company has an additional subsidiary, Biolargo Maritime Solutions, whereby if certain factors are met, a noncontrolling equity interest in this subsidiary has been pledged to its management.

Note 9. Commitments and Contingencies.

None.

Note 10. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

One-Year Convertible Notes

Subsequent to June 30, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of December 1, 2017 to two accredited investors in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued to the investors stock purchase warrants to purchase an aggregate 400,000 shares exercisable at $0.65 per share, which expire five years from the date of grant. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. We are required to include the shares underlying the warrants in any subsequent registration statement (piggy back registration rights).

2015 Unit Offering

Subsequent to June 30, 2016, we have received subscriptions for Pricing Supplement number 4 in our 2015 Unit Offering (see Note 4) in excess of the $450,000 remaining on that pricing supplement. Over $3,000,000 has been invested in our 2015 Unit Offering. The terms of the offering require that we register the shares underlying the notes and warrants in the event aggregate investments exceed $3,000,000. We intend file a registration statement with the Securities and Exchange Commission shortly.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2016, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Maritime Solutions, Inc., a California corporation, a Canadian subsidiary BioLargo Water, Inc., and its majority owned subsidiary Clyra Medical Technologies, Inc.

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

Industrial Odor Control - CupriDyne Clean

In 2015, we were invited by a number of potential customers to design a product for the industrial odor control industry segment and to begin trials for an odor control product in large scale operations. As a result of these efforts, we have branded a liquid product “CupriDyne Clean”, a non-staining and colorless blend of micronutrients designed for odor control. It is available in various sizes for industrial uses and is ideal for waste transfer stations, composting facilities, landfill operations, sewage plants and lift stations, food processing plants and animal enclosures. It is dispensed through atomization systems and is safe and effective on a host of surfaces including soils, metals, concrete and asphalt docks, floors, walls, feed and water receptacles, waste receptacles, tanks, bins, liners and dumpsters.

Since 2015, we have and continue to refine the product design, its claims, and marketing and selling plans. Our product web site can be seen at www.cupridyne.com. Based on our test marketing and trials, we believe that many industries that must contend with odors that include hydrogen sulfide, ammonia, fatty acids, sulfur compounds, or mercaptans, are dissatisfied with the current competing odor control products, place a high value on odor control solutions that actually work, and are anxious to test and trial new products like our CupriDyne Clean as they search for a solution to these common and troublesome odor problems. We have been told by prospective customers and experts from these markets that effective odor control for these prospective customer groups is in among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate.

We intend to further develop our products, refine our free trial program, attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. We are highly encouraged by this early work and the welcome response from new prospects from industry. In May 2016, we secured our first orders for CupriDyne Clean for the use at a Southern California waste handling facility. We now have multiple customers and continue to expand our free trial program. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

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

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS filter. Assuming we elect to move forward in the future, we will need to organize a strategy and additional resources, including capital and proper staffing to pursue business opportunities in and around the maritime industry that would incorporate BioLargo technologies. This subsidiary is not yet operational.

Results of Operations—Comparison of the three and six-months ended June 30, 2016 and 2015

Revenue

Our revenue from product sales totaled $38,986 and $52,928 in the three and six-months ended June 30, 2016, compared with $15,611 and $29,486 for the three and six-months ended June 30, 2015, respectively. Our product revenue consisted primarily of sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, our CupriDyne Clean industrial odor control product to the waste management industry, and our Odor-No-More branded animal bedding additive to horse stables and a farming retailer.

During the three months ended June 30, 2016, we received our first orders for our CupriDyne Clean industrial odor control product to the waste management industry. We have multiple customer trials ongoing and are focused on expanding our customer base and trial program, and increasing our revenues for this product.

Other Income

During the three and six-months ended June 30, 2016, income received from Canadian grant agencies increased $19,106 and $45,068 over the three and six-months ended June 30, 2015. We anticipate income received from grants to increase at this same rate for 2016. Our wholly owned Canadian subsidiary has been awarded a total of 11 research grants, from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The total value of grants previously awarded as of the date of this Report is approximately $900,000, although not all of the grant funds are to be paid directly to us nor will all the funds be considered as income in our financial statements.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased by $64,296 (7%) and $434,678 (31%) in the three and six-months ended June 30, 2016 compared to the same periods in 2015. The increase is due primarily to a non-cash expense associated with the extension of the expiration dates of stock options issued in 2011 in lieu of board of director and consultant/vendor payables and non-cash expense associated with stock issuances for consultant services.

The largest components of our selling, general and administrative expenses for the three and six-months ended June 30, 2015 and 2016 were:

	THREE MONTHS		SIX-MONTHS
	JUNE 30, 2015	JUNE 30, 2016	JUNE 30, 2015	JUNE 30, 2016

Officer salaries and payroll-related expenses	$126,175	$123,842	$252,350	$251,349
Consulting expense	311,362	286,579	416,358	588,880
Professional fees	103,326	147,352	214,771	291,605
Board of director expense	82,700	85,500	150,200	236,552

Research and Development

Research and development expenses increased $162,757 (97%) and $375,808 (123%) for the three and six-months ended June 30, 2016, as compared to the same periods in 2015. In December 2015, $750,000 was invested into our subsidiary Clyra Medical Technologies for the purpose of concluding the development of its advanced wound care products. The increase in research and development expenses is a result of increased activity at Clyra due to this investment, and increased activities at our research facility at the University of Alberta due in part to an increase in grant funding.

Interest expense

Interest expense increased $175,606 and $567,777 for the three and six-months ended June 30, 2016, as compared to the same periods in 2015. Our interest expense increased significantly because of the increase in notes and the amortization of the discount on the warrants issued in our 2015 Unit Offering. At the start of 2015, we had only $250,000 in outstanding promissory notes. This number increased by almost $3,000,000 during 2015 and is now above $4,000,000.

Net Loss

Net loss for the three and six-months ended June 30, 2016 was $1,668,335 and $3,312,728, a loss of $0.02 and $0.04 per share, compared to a net loss for the three and six-months ended June 30, 2015 of $1,299,968 and $1,995,086, a loss of $0.02 and $0.02 per share. The increase in net loss is primarily due to the increase in interest expense related to the amortization of the discount recorded on our convertible notes payable and the non-cash expense related to the five-year extension of the expiration date of stock options issued in lieu of salary and consultant/vendor payables, originally issued in 2011.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights of our technologies, we expect to continue to have operating losses. Cash totaled $889,029 at June 30, 2016. We had working capital of $592,391 as of June 30, 2016, compared with negative working capital of $545,517 as of June 30, 2015. During the six-months ended June 30, 2015 and 2016, we used cash flow from operating activities of $813,362 and $1,693,661, respectively.

The differences from period-to-period in our net cash used in operating activities are dependent on our cash position during the period. If we have sufficient cash reserves from financing activities, we typically pay employees and vendors a larger portion in cash. This was the case in the six-months ended June 30, 2016. Otherwise, we issue common stock or options to purchase common stock to compensate employees and vendors the remainder of what they are owed. We do so at the end of the quarter. When we issue options, we do so pursuant to a plan adopted by our board of directors that allows us to set a price based on the trading price of our common stock. The options we issue have a fair value greater than the cash owed, and that fact increases our non-cash expense.

We generally have not had enough cash or sources of capital to fully fund operations or accounts payable and expenses as they arise. The short-term demands on our liquidity consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities in Canada and in our medical subsidiary. We typically pay only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the remainder of the year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,312,728 for the six-months ended June 30, 2016, and an accumulated stockholders’ deficit of $87,266,592 as of June 30, 2016. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2016, we had $3,795,502 principal and interest amount outstanding due on convertible notes payable (see Note 4) that are payable into shares of our common stock at our option on the June 1, 2018 maturity date. We also had $303,551 principal and interest amount outstanding due on letter of credit (see Note 4) that are payable December 1, 2017. Additionally, we had $293,063 of accounts payable and accrued expenses (see Note 7).

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

Critical Accounting Policies

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

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

None.

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

Stock Issued for Services

During the three-months ended June 30, 2016, we issued 548,819 shares of common stock resulting in a weighted-average fair value of $201,574. The common stock was issued for services provided by consultants and is recorded in selling general and administrative expense in our consolidated statement of operations.

On June 30, 2016, we issued 263,918 shares of common stock to holders of our 2015 Unit Offering notes, resulting in a weighted-average fair value of $114,363. These shares were issued as payment of accrued interest and is recorded as interest expense in our consolidated statement of operations.

Issuance of Stock Options in exchange for payment of payables

On June 30, 2016, we issued options to purchase 162,406 shares of our common stock at an exercise price of $0.45 per share to our board of directors and vendors in satisfaction of accrued and unpaid obligations totaling $109,002 recorded as selling, general and administrative expenses.

On June 20, 2016, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The exercise price of $0.45 equals the price of our common stock on the grant date.

2015 Unit Offering

During the three months ended June 30, 2016, we received an aggregate $280,000 and issued convertible promissory notes with a maturity date in June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible into our common stock at $0.35 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.45 per share, which right terminates June 1, 2020. We issued warrants to purchase an aggregate 800,000 shares.

Line of Credit

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. The line of credit may be repaid following six-months from the date of issuance or at the maturity date December 1, 2017.

Each investor, for no additional consideration, received a warrant. (See Note 6). The warrant allows for the purchase of the number of common shares equal to the investment amount. (e.g., one warrant share for dollar of letter of credit). We issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire June 2021. The intrinsic and relative fair value of warrants issued resulted in $237,405 discount on the letter of credit.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

As of the date of this report, we have received an aggregate $3,206,713 investments in our 2015 Unit Offering. The terms of the offering require we file a registration statement with the SEC registering the shares issuable upon conversion of the notes and exercise of the warrants in the event investments exceed $3,000,000. We intend to begin the process of filing a registration statement shortly.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description

4.1* Form of One-Year Convertible Promissory Note
4.2* Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)
4.3* Line of Credit issued June 2016
4.4* Stock purchase warrant issued with Line of Credit in June 2016

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

Date: August 15, 2016	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 15, 2016	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1* Form of One-Year Convertible Promissory Note
4.2* Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)
4.3* Line of Credit issued June 2016
4.4* Stock purchase warrant issued with Line of Credit in June 2016

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