Form 10-Q
period 2016-09-30
BIOLARGO, INC.
filed 2016-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14921 Chestnut Street

Westminster, California 92683

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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2016 was 89,915,980 shares.

Table of Contents

BIOLARGO, INC.

FORM 10-Q

Exhibit Index
Exhibit No.	Description
4.1*	Securities Purchase Agreement (related to One-Year Convertible Promissory Note)
4.2*	Form of One-Year Convertible Promissory Note
4.3*	Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)
31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350
32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

Note: XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND SEPTEMBER 30, 2016

	DECEMBER 31, 2015	SEPTEMBER 30, 2016 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,763,114	$1,731,946
Accounts receivable	41,431	83,287
Inventories	37,435	25,620
Prepaid expenses and other current assets	49,167	32,254
Total current assets	1,891,147	1,873,107

Equipment, net of depreciation	—	55,009
Other non-current assets, net of amortization	19,157	39,459
Total assets	$1,910,304	$1,967,575

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$324,983	$226,189
Accrued officer bonus	—	100,000
Convertible notes payable	—	280,000
Discount on convertible notes payable	—	(78,826)
Derivative warrant liability	—	303,880
Deposits	135,000	—
Total current liabilities	459,983	831,243

Long-term liabilities:
Convertible notes payable	3,245,972	5,117,876
Line of credit	—	50,000
Discount on convertible notes payable and line of credit	(2,937,019)	(3,871,450)
Total liabilities	768,936	2,127,669

COMMITMENTS, CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2015 and September 30, 2016, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 85,648,015 and 89,915,980 Shares Issued, at December 31, 2015 and September 30, 2016, respectively.	57,236	60,114
Additional paid-in capital	84,410,821	88,925,035
Accumulated deficit	(84,075,695)	(89,680,852)
Accumulated other comprehensive loss	(40,567)	(62,290)
Non-controlling interest (Note 8)	789,573	597,899
Total stockholders’ equity (deficit)	1,141,368	(160,094)
Total liabilities and stockholders’ equity	$1,910,304	$1,967,575

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

(UNAUDITED)

	THREE-MONTHS		NINE-MONTHS
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016

Revenue
Product revenues	$43,335	$107,321	$72,821	$160,249
License revenue	—	55,000	—	55,000

Total revenue	43,335	162,321	72,821	215,249
Cost of revenues	(19,930)	(47,112)	(33,994)	(68,950)

Gross profit	23,405	115,209	38,827	146,299

Selling, general and administrative expenses	1,455,250	989,223	2,875,043	2,843,694
Research and development	162,261	348,619	467,471	1,029,637
Amortization and depreciation	2,730	3,005	8,190	8,580

Operating loss	(1,596,836)	(1,225,638)	(3,311,877)	(3,735,612)

Other (expense) income:
Interest expense	(247,310)	(1,087,578)	(564,383)	(1,972,428)
Change in fair value of derivative warrant liability	—	(202,110)	—	(202,110)
Grant income	20,894	31,223	57,922	113,319

Net loss	(1,823,252)	(2,484,103)	(3,818,338)	(5,796,831)

Net loss attributable to noncontrolling interest	(2,398)	(69,843)	(13,742)	(191,674)
Net loss attributable to common shareholders	$(1,820,854)	$(2,414,260)	$(3,804,596)	$(5,605,157)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Weighted average number of common shares outstanding:	84,459,614	88,148,092	83,616,879	86,809,862

Comprehensive loss attributable to common shareholders:
Net loss	$(1,823,252)	$(2,484,103)	$(3,818,338)	$(5,796,831)
Foreign currency translation	—	(11,799)	—	(21,723)

Comprehensive loss	(1,823,252)	(2,495,902)	(1,653,711)	(5,818,554)

Comprehensive loss attributable to noncontrolling interest	(2,398)	(69,843)	(13,742)	(191,674)

Comprehensive loss attributable to common shareholders	$(1,820,854)	$(2,426,059)	$(3,804,596)	$(5,626,880)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity (deficit)
Balance, December 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$(40,567)	$789,573	$1,141,368
Issuance of common stock to vendors and interest to note holders	1,776,664	1,208	701,535	—	—	—	702,743
Conversion of 2015 Unit offering notes into shares of common stock	1,341,301	899	351,667	—	—	—	352,566
Exercise of warrants	1,150,000	771	354,229	—	—	—	355,000
Stock option compensation expense	—	—	645,808	—	—	—	645,808
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	2,460,975	—	—	—	2,460,975
Net loss	—	—	—	(5,605,157)	—	(191,674)	(5,796,831)
Foreign currency translation	—	—	—	—	(21,723)	—	(21,723)

Balance, September 30, 2016	89,915,980	$60,114	$88,925,035	$(89,680,852)	$(62,290)	$597,899	$(160,094)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

(UNAUDITED)

	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016
Cash flows from operating activities
Net loss	$(3,818,338)	$(5,796,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,638,706	645,808
Common stock issued for interest and in lieu of salary to officers and fees for services from consultants	530,737	702,743
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	529,920	1,577,845
Change in fair value of derivative warrant liability	—	202,110
Amortization and depreciation expense	8,190	8,580
Changes in assets and liabilities:
Accounts receivable	(32,784)	(41,856)
Inventories	12,812	11,815
Prepaid expenses and other current assets	(10,417)	16,913
Accounts payable and accrued expenses	(233,965)	(62,681)
Accrued officer bonus	—	100,000
Deposits	25,000	(135,000)
Other assets	—	(28,542)

Net cash used in operating activities	(1,340,139)	(2,799,096)

Cash flows from investing activities
Equipment purchases	—	(55,349)

Net cash used in investing activities	—	(55,349)

Cash flows from financing activities
Proceeds from convertible notes payable	1,768,000	2,190,000
Proceeds from letter of credit	—	300,000
Proceeds from warrant exercise	—	355,000
Payment of financing costs	(22,150)	—

Net cash provided by financing activities	1,745,850	2,845,000

Net effect of foreign currency translation	—	(21,723)
Net change in cash	405,711	(31,168)
Cash at beginning of year	154,460	1,763,114

Cash at end of period	$560,171	$1,731,946

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,803	$—
Income taxes	$4,000	$6,509
Non-cash investing and financing activities
Fair value of warrants issued in conjunction with convertible notes and letter of credit	$2,331,008	$2,460,975

Fair value of warrants issued for financing fees	$72,320	$—

Conversion of convertible notes payable into common stock	$105,000	$352,566

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, we had a net loss of $5,796,831, and cash used in operations of $2,799,096, for the nine-months ended September 30, 2016, and at September 30, 2016, we had working capital of $1,041,864, current assets of $1,873,107, and an accumulated stockholders’ deficit of $89,680,852. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $1,731,946 at September 30, 2016. We had revenues of $215,249 in the nine-months ended September 30, 2016, which amount was not sufficient to fund our operations. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of September 30, 2016, we had $5,447,876 in principal amounts due on various debt obligations (see Note 4). Of that amount, $4,834,305 is due on notes convertible into shares of our common stock at our option on their maturity dates on June 1, 2018, $283,571 is convertible into shares of our common stock at our option on their maturity dates on September 17, 2019, and $280,000, maturing July 8, 2017, is convertible by the holder at any time. We also had $50,000 principal amount outstanding due on a line of credit that is payable December 1, 2017. Interest continues to accrue on each of these notes. Additionally, we had $290,076 of accounts payable and accrued expenses (see Note 7).

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

We operate six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc. organized under the laws of the State of California in 2016, and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are majority owner of Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012.

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

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded 30 grants totaling approximately $1,100,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

The grants provide for (i) recurring monthly amounts and (ii) reimbursement of costs for research talent for which we invoice to request payment and (iii) ancillary cost reimbursement for research talent travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States. These grants have substantially increased our level of research and development activities in Canada. We continue to apply for Canadian government and agency grants to fund research and development activities. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine-months ended September 30, 2015 and 2016, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The update provides guidance on identifying performance obligations and licensing:

1.	Identifying Performance Obligations:
a.	When identifying performance obligations, whether it is necessary to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract.
b.	Determining whether promised goods and services are separately identifiable (that is, distinct within the context of the contract)
c.	Determining whether shipping and handling activities are a promised service in a contract or are activities to fulfill an entity’s other promises in the contract.
2.	Licensing:
a.

Determining whether the nature of an entity’s promise in granting a license is to provide a right to access the entity’s intellectual property, which is satisfied over time and for which revenue is recognized over time, or to provide a right to use the entity’s intellectual property, which is satisfied at a point in time and for which revenue is recognized at a point in time.

b.	The scope and applicability of the guidance about when to recognize revenue for sales-based or usage-based royalties promised in exchange for a license of intellectual property
c.

Distinguishing contractual provisions that require an entity to transfer additional licenses (that is, rights to use or access intellectual property) to a customer from contractual provisions that define the 2 attributes of a promised license (for example, restrictions of time, geographical region, or use).

The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606. . The Company is currently evaluating the potential impact of the adoption of this standard.

Note 3. Deposits

Royalty Revenue

In 2012, we executed a joint venture agreement with Peter Holdings Pty. Ltd., the principal developer of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from any licensing revenue generated from the Isan System on an equal 50/50 basis.

In February 2014, we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System for a term expiring the latter of 10 years or upon the expiration of the licensed patents. The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. Licensee is required to make minimum payments beginning July 1, 2016, of $50,000 per quarter to maintain exclusivity and as of July 1, 2016, the Licensee is not making this payment and has relinquished exclusivity rights. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements. Clarion Water’s work to commercialize the Isan System continues. (See Part I, Item 2, “Our Business – Clarion Water”.)

We are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. On July 1, 2016, per the terms of the agreement the $100,000 deposit received in 2014 was recorded to Royalty revenue, offset by the $45,000 share paid to Peter Holdings Pty. Ltd.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of the dates indicated:

	DECEMBER 31, 2015	SEPTEMBER 30, 2016

Convertible notes, mature June 1, 2018	$3,245,972	$4,834,305
Convertible notes, mature September 17, 2019	—	283,571
Line of credit, matures December 1, 2017	—	50,000
Total	$3,245,972	$5,447,876

For the three and nine-months ended September 30, 2015, we recorded $247,310 and $564,383 of interest expense and for the three and nine-months ended September 30, 2016, we recorded $1,087,578 and $1,972,428 of interest expense related to the amortization of the discount on our convertible notes payable and interest expense related to our outstanding convertible promissory notes and line of credit.

2015 Unit Offering

On January 15, 2015, we commenced a private securities offering of “units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant (“2015 Unit Offering”), which was closed on September 16, 2016. The price and availability of the Units were set forth in five “Pricing Supplements” issued from time-to-time. Each note issued is convertible into the Company’s common stock at the Unit price set forth in the particular pricing supplement, and matures June 1, 2018. Because more than $3,000,000 was invested, we are obligated to register the common shares underlying the notes and warrants (“Shares”) with the Securities and Exchange Commission.

Interest due will be paid quarterly in arrears in cash or shares of common stock; all interest due thus far has been paid in shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. The notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the Shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

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

In total, we issued five pricing supplements setting forth the conversion price of the note, as well as the warrant price, as follows (numbers in table reflect total investments for each pricing supplement since inception of offering through the termination of the offering):

Pricing Supplement	Conversion Price	Warrant Exercise Price	Aggregate Investments
No. 1	$0.25	$0.40	$460,000
No. 2	$0.25	$0.40	1,100,000
No. 3	$0.35	$0.45	1,546,713
No. 4	$0.35	$0.45	550,000
No. 5	$0.55	$0.70	1,155,000
			$4,811,713

During the three and nine-months ended September 30, 2015, we received $857,000 and $1,635,000, respectively, of aggregate investments in the 2015 Unit Offering, and during the three and nine-months ended September 30, 2016, we received $1,405,000 and $1,940,000 respectively. A subscription for an investment in the amount of $200,000 was received and accepted prior to the close of the offering. Funds for the investment was not received until after September 30, 2016. Although the investment is included in the totals in the above table, the cash for the investment is not reflected on our balance sheet as of September 30, 2016. Multiple investors have chosen to convert their promissory notes into common stock (see Note 5, “Common Stock”).

One-Year Convertible Notes

On July 8, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of July 8, 2017 to two accredited investors’ in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We also issued to the investors’ stock purchase warrants to purchase an aggregate 400,000 shares exercisable at $0.65 per share, which expire five years from the date of grant. We are required to include the shares underlying the warrants in any subsequent registration statement (piggy back registration rights). Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. Thus, the warrants are recorded as a derivative liability on our balance sheet. The fair value of these warrants totaled $101,770 and was recorded as a derivative liability at issuance. On September 30, 2016 we again calculated the fair value of the warrants, resulting in a derivative liability of $303,880. The $202,110 was recorded as a change in fair value of a derivative liability.

Line of Credit

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. The line of credit may be repaid following nine-months from the date of issuance or at the maturity date December 1, 2017.

Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 6). The warrant allows for the purchase of the number of common shares equal to the investment amount. (e.g., one warrant share for each dollar invested).

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit plus accrued interest of $33,571 into convertible promissory notes totaling $283,571 on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.55 per share, with the exception that these newly issued notes mature September 17, 2019, rather than June 1, 2018. Additionally, the investors received a Series A stock purchase warrant to purchase 515,583 shares of our common stock at an exercise price of $0.70 per share. (See Note 6).

December/January Notes

In January 2015, we received $133,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which expires January 2018. (See Note 6).

The funds received as part of our December/January Notes totaled $333,000. During the nine-month period ended December 31, 2015, these investors converted their investments into convertible promissory notes on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.25 per share, maturing June 1, 2018. Additionally, the investors received a Series A stock purchase warrant to purchase 1,909,301 shares of our common stock at an exercise price of $0.40 per share. (See Note 6).

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2015 and September 30, 2016 there were no outstanding shares of our preferred stock.

Common Stock

During the nine-months ended September 30, 2015 and 2016, we issued 1,252,339 and 1,776,664 shares of common stock in lieu of cash for salaries to officers, fees for service provided by consultants and to settle our accrued interest liability, resulting in a weighted-average grant date fair value of $530,737 and $702,743, respectively, which is recorded in selling general and administrative expense and interest expense.

During the three-months ended September 30, 2016, we issued 1,341,301 shares of common stock per the request of noteholders’ to convert the principal balance and interest due on promissory notes totaling $352,566. There were no shares issued related to our 2015 Unit Offering during the nine-months ended September 30, 2015.

During the three-months ended September 30, 2016, we issued 1,150,000 shares of our common stock and in exchange we received proceeds totaling $355,000 from the exercise of stock purchase warrants. There were no shares issued for the exercise of warrants during 2015.

Share-Based Compensation

During the nine-months ended September 30, 2015 and 2016, we recorded an aggregate $1,638,706 and $645,808 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

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

On September 30, 2015, our Charles K. Dargan, II agreed to extend his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as our Chief Financial Officer. The Engagement Extension Agreement dated as of September 30, 2015 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2016 (the “Extended Term”), is retroactively effective to February 1, 2015, and an extension is currently being negotiated. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of the Company’s common stock that vest over the term of the engagement with 120,000 shares vested as of September 30, 2015, and the remaining shares to vest 15,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date. During the nine-months ended September 30, 2015 and 2016, we recorded $68,400 and $76,950 of selling, general and administrative expense.

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

On April 20, 2015, we issued an option to purchase 700,000 shares of our common stock to a consultant. The option vests ratably over two years, expires ten years from the date of issuance, and is exercisable at $0.40 per share. The price of our common stock on the grant date was $0.34 per share. The fair value of this option totaled $238,000 and is being expensed as selling, general and administrative expense over the vesting period. During the nine-months ended September 30, 2015 and 2016, we recorded $49,550 and $79,280 of selling, general and administrative expense. This contract ended August 2016 and the remaining unvested 262,500 options were cancelled.

Activity for our stock options under the 2007 Plan for the nine-months ended September 30, 2015 and 2016 is as follows:

						Weighted
Balance, September 30, 2015:			Exercise			Average
	Options	Shares	Price			Price per
	Outstanding	Available	per share			share
Balances as of December 31, 2014	8,601,086	3,398,914	$0.23	–	1.89	$0.44
Granted	1,040,000	(1,040,000)	0.30	–	0.58	0.35
Plan classification	600,000	(600,000)	0.30	–	0.60	0.33
Balance, September 30, 2015	10,241,086	2,158,914	$0.23	–	1.89	$0.43

						Weighted
			Exercise			Average
Balance, September 30, 2016:	Options	Shares	Price			Price per
	Outstanding	Available	per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.22	–	1.89	$0.44
Granted	40,000	(40,000)		0.45		0.45
Cancelled	(262,500)	262,500		0.40		0.40
Balance, September 30, 2016	10,018,586	1,981,414	$0.22	–	1.89	$0.46

Options issued Outside of the 2007 Equity Incentive Plan

During the nine-months ended September 30, 2016, we issued options to purchase 906,973 shares of our common stock at exercise prices ranging between $0.33 – $0.76 per share to vendors and to our members of our board of directors, in lieu of 266,504 in accrued and unpaid fees. The weighted-average fair value of these options totaled $329,607 and is recorded as selling, general and administrative expenses.

During the nine-months ended September 30, 2015, we issued options to purchase 1,893,434 shares of our common stock at exercise prices ranging between $0.33 – $0.36 per share to vendors and to our members of our board of directors, in lieu of $398,150 in accrued and unpaid fees. The weighted-average fair value of these options totaled $808,615 and is recorded as selling, general and administrative expenses.

The grant-date fair value of the previously issued options that vested during the nine-months ended September 30, 2015 and 2016 was $77,028 and $39,100, respectively.

Activity of our stock options issued outside of the 2007 Plan for the nine-months ended September 30, 2015 and 2016 is as follows:

					Weighted
Balance, September 30, 2015:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2014	17,965,291	$0.18	–	1.00	$0.40
Granted	1,893,434	0.34	–	0.36	0.35
Expired	(46,250)		0.30		0.30
Plan classification	(600,000)	0.30	–	0.63	0.33
Balance, September 30, 2015	19,212,474	$0.18	–	1.00	$0.44

					Weighted
					Average
Balance, September 30, 2016:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	906,973	0.33	–	0.76	$0.48
Exercised	(60,000)		0.25		0.25
Balance, September 30, 2016	20,241,948	$0.18	–	1.00	$0.41

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine-months ended September 30:

	2015						2016
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.83	–	2.33%	1.60	–	2.38%	1.77	–	2.27%	1.36	–	1.77%
Expected volatility	794	–	821%	322	–	807%	641	–	738%	315	–	641%
Expected dividend yield		–			–			–			–
Forfeiture rate		–			–			–			–
Life in years		7		3	–	7		7			5

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

Note 6. Warrants

Series A Warrants

During the nine-months ended September 30, 2016, we issued warrants to purchase up to an aggregate 4,455,413 shares of our common stock. Of this amount, warrants to purchase an aggregate 2,719,048 shares were issued at an exercise price of $0.45 per share, and warrant to purchase an aggregate 1,736,365 shares were issued at an exercise price of $0.70 per share. These warrants were issued to investors in our 2015 Unit Offering (see Note 4), as commissions to licensed brokers in conjunction therewith, and to other investors who converted their investors into notes on the same terms as the 2015 Unit Offering and Series A warrants. All Series A Warrants expire June 1, 2020. The relative fair value of these warrants resulted in $1,940,000 recorded as a discount on our convertible notes on our consolidated balance sheets in the periods presented.

Pursuant to the terms of our 2015 Unit Offering, during the nine-months ended September 30, 2015, we issued Series A warrants to purchase up to an aggregate 6,734,580 shares of our common stock. Of that amount, warrants to purchase an aggregate 6,448,866 shares were issued at an exercise price of $0.40 per share, and a warrant to purchase 285,714 shares was issued at an exercise price of $0.45 per share. These warrants were issued to investors and as commissions, and expire June 1, 2020. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $1,635,000 discount on the convertible notes payable.

Warrants Issued Concurrently with Line of Credit

During the nine-months ended September 30, 2016 we issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire in June 2021. The relative fair value of warrants issued resulted in $237,405 discount on the letter of credit.

 Pursuant to the terms of our line of credit, five line of credit holders exchanged their line of credit and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling $283,571 (see Notes 4 and 5). With the exchange, these note holders received additional warrants to purchase an aggregate 515,583 of our common stock at an exercise price of $0.70 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $283,571 recorded as a discount on convertible notes payable.

Warrants Issued Concurrently with One Year Convertible Note

During the nine-months ended September 30, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.65 per share and expire July 8, 2021. The fair value of warrants issued resulted in $101,770 discount on the one year convertible note. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering.

Warrants Issued Concurrently with December/January Notes

During the nine-month period ended September 30, 2015, we issued warrants to purchase an aggregate 266,000 shares of our common stock to holders of our December/January notes (see Note 5). These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants totaled $133,000 and was recorded as interest expense.

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

Balance, September 30, 2015	Warrants
	outstanding	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	–	1.00
Issued	9,387,214	0.30	–	0.75
Expired	(4,582,079)	0.25	–	0.75
Outstanding as of September 30, 2015	13,643,257	$0.125	–	1.00

Balance, September 30, 2016	Warrants
	outstanding	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Issued	5,670,996	0.35	–	0.70
Exercised	(1,150,000)	0.30	–	0.40
Expired	(263,545)	0.55	–	0.75
Outstanding as of September 30, 2016	18,036,889	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the nine-months ended September 30:

	2015			2016
Risk free interest rate	0.97	–	1.60%	0.95	–	1.36%
Expected volatility	255	–	332%	311	–	315%
Expected dividend yield		–			–
Forfeiture rate		–			–
Expected life in years	3	–	5		5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2015	2016
Accounts payable and accrued expenses	$174,539	$52,576
Payroll tax liability	137,500	137,500
Accrued interest	12,944	36,113
Total accounts payable and accrued expenses	$324,983	$226,189

The payroll tax liability is our estimate of payroll taxes due on the past services of independent contractors. We are currently attempting to reduce the liability to approximately $5,000 through the IRS Voluntary Classification Settlement Program.

On September 27, 2016, the board approved a $120,000 bonus for our CTO and CEO, each will receive $60,000. As of September 30, 2016, $100,000 of this bonus remains to be paid.

Note 8. Noncontrolling Interest

Clyra

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

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of September 30, 2016 is $45,000.

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of September 30, 2016, the Company has not presented any products to the FDA for FDA Approval.

Clyra has yet to generate revenues. Clyra’s operations for the three and nine-months ended September 30, 2016, resulted in a net loss of $151,333 and $415,380, respectively.

Biolargo Maritime Solutions

The Company has an additional subsidiary, Biolargo Maritime Solutions, whereby if certain factors are met, a noncontrolling equity interest in this subsidiary has been pledged to its management.

Note 9. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

2015 Unit Offering

Subsequent to September 30, 2016, we received $200,000 for an investment into our 2015 Unit Offering (see Note 4). The subscription agreement for this investment was received and accepted prior to the closing of the offering.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2016, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Invent – Three Platform Technologies

We feature three patent protected platform technologies with diverse product opportunities across multiple industries – the AOS (Advanced Oxidation System), CupriDyne, and Isan. Each features the use of the all-natural iodine molecule. While they all use iodine, they are quite different in terms of the methods by which they exploit the use of iodine, the form and composition of iodine used, and therefore their function and value proposition can be quite different for each commercial application.

BioLargo’s AOS (Advanced Oxidation System)

The AOS is our invention that combines iodine, water filter materials and electricity within a water treatment device. Our AOS generates extremely high oxidation potential within the device to achieve extremely high rates of disinfection to eliminate infectious biological pathogens like Salmonella enterica, Listeria monocytogenes and Escherichia coli, as well as a model virus Bacteriophage T4. It is also able to oxidize and break-down, or otherwise eliminate, soluble organic contaminants like acids, solvents, sulfur compounds, oil and gas by-products, and pharmaceutical by-products commonly found in a wide variety of contaminated water sources. The AOS’ extremely high oxidation potential, generated using extremely low levels of energy is the key.

The term “oxidation potential” refers to the measure of the performance by which an oxidant is able to “break down” a material through removing electrons, and sometimes by the addition of oxygen. Two commonly understood examples of oxidation are: the rusting of a shipyard anchor by salty air, and the breakdown and conversion of wood into ash by fire and oxygen. The key to our AOS is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water flowing through it. The extremely high oxidation potential enables the AOS to achieve disinfection performance results that some researchers at the University of Alberta refer to as “unprecedented”. Aside from its measurably superior disinfection rates, the AOS Filter also boasts substantially lower power consumption rates than competing advanced water treatment technologies such as UV, electro-chlorination, or ozonation. For some applications, it is this value proposition that sets the AOS technology above other water treatment options, as the AOS may allow safe and reliable water treatment for a fraction of the cost of its competitors, and may even enable advanced water treatment in applications where it would have otherwise been prohibitively costly. Our AOS embodies a break-through in science which led to BioLargo's co-founding of an ongoing research chair whose goal is to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Our work is continually expanding into a number of commercial applications with a key focus on food processing, agriculture, and oil and gas. We are also at the early stages of pursuing opportunities in the maritime industry. We are evaluating new opportunities in the storm drain recapture / recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada. Financial support is expanding concurrently with ongoing work to commercially develop the latest AOS designs. We believe the AOS has an important and substantial commercial opportunity in every segment of the water treatment industry.

Following extensive validation testing and refinement of the basic operating system, we have begun a commercial prototype development project, the next step leading to a product ready for commercial markets. The project is being executed in collaboration with technical personnel at the Northern Alberta Institute of Technology (NAIT)'s Center for Sensors and Systems Integration and with NAIT's Applied Bio/Nanotechnology Industrial Research Chair. Bolstered by financial support provided by the Alberta Innovates nanoPDP program, this project is focused on the development of a first-generation prototype system that incorporates a sensor platform to monitor various water parameters through online real-time data acquisition. The first “Alpha” prototype of the AOS was delivered at our annual technical symposium this past August. This Alpha AOS system enables further scale up and testing in industrial settings and work has commenced to develop a “Beta” unit for first stage commercial trials. Once this Beta prototype development phase is complete, we intend to focus on producing multiple commercial ready pilot units for testing with various interested industrial clients and on securing regulatory approvals where required.

Our AOS is being developed as a flexible modular system to allow for a wide variety of sizes, configurations and functional uses to be deployed to meet a wide variety of unique and special requirements of customers across a wide range of industries.

CupriDyne® Technology

Our CupriDyne technology is used to efficiently deliver iodine in various products. It can be delivered in any physical form, and can be combined with other ingredients such as fragrances in our odor control products, and surfactants in our stain removal and odor control products. Additional ingredients can often be added without sacrificing its practical and safe functions as well its oxidation potential. Our product designs include liquids, sprays, gels, powders, coatings and absorbents.

Safety and efficacy are key for CupriDyne. Each of our product designs delivers iodine safely, and precisely, to achieve effective odor control, stain-removal, or surface washing, and in some applications at high doses, broad-spectrum disinfection. CupriDyne’s primary ingredients, as well as reaction by-products, are “generally recognized as safe” (G.R.A.S) by the U.S. Food and Drug Administration as food additives in their basic forms. CupriDyne’s commercial product opportunities are diverse and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” section. We specialize in delivering iodine, nature’s broadest spectrum and most potent disinfectant, odor eliminator, oxidizer, catalyst, and essential nutrient, in safe, environmentally friendly, non-staining, non-toxic and effective product designs.

CupriDyne is unique. The iodine most of us are familiar with, sold in pharmacies and used by hospitals, has severe limitations – it is considered toxic, causes staining, and contains a limited dose of the active oxidizing ingredient. Our CupriDyne technology, on the other hand, directly addresses many of these shortcomings. It delivers iodine’s oxidizing ingredient (“free iodine”) with precision, ranging from very small doses up to very large doses with more than 30 times the performance of traditional chlorine. We can deliver iodine that is both non-toxic and non-staining, thus extending its usefulness well beyond historical product applications.

Our CupriDyne technology is flexible, allowing product designs to incorporate varying dosing levels. Some product designs focus on odor, and do not act as "disinfectants". Some product designs do, and would require regulatory approval to make such claims.

Isan System

The Isan System is a reliable and efficient automated iodine dosing system. It is the winner of a Top 50 Water Technology Award by the Artemis Project and a Dupont Innovation Award. Its precise dosing combined with a straight-forward ‘set-it-and-forget-it’ automated computer controlled system are the keys to its success. The system features controlled measuring, flow rate, dosing and iodine extraction/removal technology as well as an automatic tracking system that precisely delivers iodine in calibrated doses into a water steam or container of water. The Isan system has been proven to substantially reduce the incidence of fungal growth, spoilage, microorganisms and pathogens in water and on food. The system is capable of functioning at the high flow rates commensurate with industrial disinfection needs.

First developed in Australia, the Isan system was initially registered with the APVMA (Australian Pesticides and Veterinary Medicines Authority) and FSANZ (Food Standards Australia and New Zealand) in Australia and New Zealand. The system has meaningful applications and commercial value in any industry that can benefit from precise and effective dosing of iodine in water, such as: agriculture, food production and processing, manufacturing, industrial water processes, and irrigation supply.

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

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS - when compared to the best of class competition we are

■	100 times more effective [disinfection]

■	less than 1/20th the cost [low energy requirements to achieve high oxidation potential]

■	more than 10 times faster [breaking down soluble organic contaminants]

o	CupriDyne

■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.

■	Potent oxidizer

■	Total odor elimination

■	Effective Stain Removal

■	Non-toxic and gentle

■	Eco-friendly

■	Increases holding power of absorbents by up to six times

■	De-scaling

■	Eliminates sulfur compounds, ammonia, fatty acids, mercaptans

■	Enhanced flocculation

■	Nutritive

o	Isan System

■	Precise iodine dosing

■	Anti-bacterial, anti-fungal, anti-viral

■	Proven effective against top five plant pathogens

■	Promotes extended shelf-life

■	Enhances root growth and foliage growth for healthier plants

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

We choose to pursue a licensing strategy for its obvious and well-understood high margins, potential for explosive revenue potential and capital conserving features. While this business model can also be highly dependent upon macro-economic factors like the relative stability of the national and international economy as well as cyclical nature of business, politics and climate for innovation and competing technical advances, we believe this is the most appropriate strategy for our company. We have learned from difficult real-life experiences. When our commercial licensing partners are under financial pressure from macro-economic and political circumstances, including reorganizations, recapitalization, or consolidation, they hold on to capital and are less likely to take any risk for new product offerings. Timing is critically important. Companies facing circumstances beyond their management’s control are less likely to embrace any risk of innovation. Therefore, our time delays have negatively impacted our company by causing us to invest more capital, do more work, and advance our technology with nominal cash flow to support our work. However, while these delays have occurred and they were difficult, we have been able to maintain our operations, advance our scientific assets, build on our proven claims, refine our designs and we have continued to build a portfolio of both products and technology that we believe will ultimately enjoy meaningful commercial success.

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

The University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. The offices and lab of our Canadian subsidiary, BioLargo Water, Inc., and our staff researchers, are located within the University of Alberta research center at Agri-Food Discovery Place. We are able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering, and partner with University professors on government and industry sponsored financial awards and grants to support our ongoing research and development as we refine the AOS in preparation of commercial pilots and commercial designs. Generally, the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient and contracting party with the grant agency to support work on and around our technology; and second, direct grants in which our Canadian subsidiary is the contracting party to support ongoing science and engineering to advance our AOS towards commercialization, sometimes supporting the work of PhD students at the University. In both cases, the financial awards support much, but not all, of the research budget and related costs. Our research arrangement with the University has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, and (iii) independent and credible validation of our technical claims.

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

The Isan system delivers iodine as a powerful, broad-spectrum biocide that is a logical replacement for chlorine in many applications.  Through its automated and precise dosing system, the Isan system can help increase the quality and shelf life of fruits, vegetables, and other produce, is effective against a host of bacteria and fungi, and helps producers conform to increasingly stringent food safety regulations such as the Hazard Analysis and Critical Control Points (HACCP), which addresses food safety through the analysis and control of raw material hazards.

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

Per the terms of our original license agreement, Clarion received the exclusive global manufacturing and distribution rights to the Isan system and use of all historical data to support its commercial focus. Clarion agreed to pay BioLargo royalties on revenue equal to 10% paid quarterly in arrears. As we jointly own the Isan System with Peter Holdings, Ltd., all royalties are shared equally with Peter Holdings. There are no minimum royalty payments for the first two years, but at year three (beginning July 1, 2016), to maintain exclusive rights, the minimum royalties are $50,000 per quarter, at year four $75,000 per quarter, and at year five and onward $100,000 per quarter. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BioLargo received a royalty advance of $100,000 upon execution of a letter of intent in February of 2014. Of this advance, $45,000 was paid to Peter Holdings under our joint venture agreement. BioLargo retains certain marketing rights to help develop clients for Clarion.

Since licensing the technology from BioLargo in August 2014, Clarion has completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2016, it received its first U.S. Environmental Protection Agency approval, for use of Isan generated iodine, “BioMax A”, as it is delivered in poultry drinking water. Clarion has begun the process of expanding the approved uses under its EPA registration.

Clarion continues to pursue commercial opportunities for the Isan system. They have recently identified two distributors to work with directly to establish sales and customer trials. BioLargo and Peter Holdings have agreed to cooperate as Clarion more narrowly and precisely determines its commercial focus. Clarion has further offered to serve as a manufacturer of the Isan system for business opportunities that may develop for BioLargo in the future. While it narrows its commercial focus, Clarion has determined not to make further minimum payments under the license agreement and is operating on a non-exclusive basis. This election does not affect Clarion’s obligation to pay royalties on sales.

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

In March 2016 two of our product lines (consisting of 9 SKUs) of Nature’s Best Science products were awarded a five-year U.S. General Services Administration (GSA) supply contract, under schedule 65IIA for medical equipment and supplies. The award opens up access to these products through “GSA Advantage”, the online shopping and ordering system that provides government agencies access to thousands of contractors and millions of supplies (products) and services. We intend to apply for inclusion of additional existing and future products into GSA Advantage, including our industrial odor control product, CupriDyne Clean.

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

Industrial Odor Control - CupriDyne Clean

Late last year, we were invited by a number of potential customers to design a product for the industrial odor control industry segment and to begin trials for an odor control product in large-scale operations. As a result of these efforts, we have branded a product “CupriDyne Clean”, a non-staining and colorless blend of micronutrients designed for odor control. CupriDyne Clean has proven extremely effective at oxidizing volatile organic compounds (gases), while maintaining its low cost, safety and easy to use features. It is dispensed through atomization systems, portable sprayers and water trucks. CupriDyne Clean is highly effective at eliminating odorous gases, and is safe for use on a host of surfaces including the air, soils, metals, concrete and asphalt, docks, floors, walls, feed and water receptacles, waste receptacles, tanks, bins, liners and dumpsters. It can be delivered with or without fragrances since fragrances are not required for it to achieve odor elimination. The product is available in liquids and powders offered in various sizes for industrial uses and is ideal for waste transfer stations, composting facilities, landfill operations, sewage plants and lift stations, food processing plants and animal enclosures. In principle, any operations that must contend with gaseous odors generated from organic matter and decay, including the natural release of VOCs from this decay, can benefit by using CupriDyne Clean. Existing and prospective customers, as well as experts from these markets, tell us that effective odor control for these prospective customer groups is among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate.

Our sales and marketing activities of CupriDyne Clean are increasing. We continue to further develop and refine our free trial program, attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. In May 2016, we secured our first orders for CupriDyne Clean for the use at a Southern California waste handling facility. We now have multiple customers and continue to expand our free trial program and develop new agents and distributor relationships to expand sales. The response from our trial work with potential customers tell us that the product works better than any product they have used and is cost effective. They all indicate a desire to purchase and use the product. As exciting and validating as these trials are, we are still required to navigate what can sometimes be a time consuming and laborious task to bring trial customers into a final completed purchase order. While we have enjoyed early success, there is much work under way to finalize a number of prospective customers including some of the largest multi-national customer targets and municipalities. These efforts are time consuming and continuing. We are confident that this product will continue to win customers.

Multinationals and Mid-Level Industry Participants

We held our first technical symposium in August 2015 where we had more than 30 attendees representing industry, academia and funding agencies. We held a second technical symposium in August of 2016 to showcase the refinements to the technology, data showing efficacy, our “Alpha” AOS filter, and our first commercial prototype being designed and assembled by the Northern Alberta Institute of Technology. We have entered into technical non-disclosure agreements multi-national and regional companies to evaluate our AOS and discuss potential strategic alliances. Many of these companies continue to monitor our technical progress and have expressed interest in the technology and potential strategic alliances as we finalize our commercially ready design. The claims we have put forth are well received.  The focus of discussions in most cases has moved from efficacy, which is accepted, to a business case discussion relative to capital and time to market and the potential return on investment. While these discussions are ongoing we continue to advance our science and proven claims. We are highly encouraged that AOS has an important role in commerce.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technologies. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or infection control, and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall, and NBS.

We are continuing our efforts to generate “private label” clients. We are continuing to fulfill small orders for various products that we produced under a third party’s private brand. We are meeting with new potential customers for private label opportunities. We have had discussions with potential strategic alliance partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities, and can revisit those relationships as opportunities present themselves. We have a few opportunities that could expand to become large customers for our company. Success in these markets is highly dependent upon the willingness of the potential partners to invest in product support to continue marketing and expanding customer awareness.

Our sales in the CHAPP product category are nominal. Product development, sales, and marketing require significant financial resources that we currently have elected to invest elsewhere while, also, limiting our risk in these highly competitive and commodity markets.. As such, our progress in this area has been slower than we had hoped. We are marketing the technology for licensure to established companies in this industry segment, as the opportunities present themselves through our various independent agents and our key industry contacts, and we are continuing to expand our proof of claims and product designs for various odor and moisture control applications.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

In 2012 we formed a subsidiary Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, with an initial focus on advanced wound care. Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated by the gentle nature in which they can perform. We believe these benefits, along with its non-staining feature and reduced product costs as compared with other antimicrobials, give our products a competitive advantage in the marketplace.

In December 2015, we completed a financing transaction through which $750,000 was invested into Clyra in exchange for preferred stock comprising 40% of the total issued and outstanding shares. The investor committed to fund a $5,000,000 operating line of credit once Clyra’s initial products receive FDA Approval.

With new funding in place, Clyra re-initiated product development and testing for its wound gel and wound treatment products with experts and well established contract manufacturing companies from industry. It intends to apply for FDA 510(k) approval for these two products to be sold into the advanced wound care industry as soon as product development is complete. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward-looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process.  Given the timing of the FDA process, and the requirement for approval before product can be sold, we do not anticipate product sales until 2017. To date we have successfully formulated a number of product designs that we believe can meet the tests required for FDA approval and are working to conclude those technical validations now. In the interim, we will continue to refine our products, their roll out, marketing, and distribution plans. Where possible, we are continuing to expand patent coverage for the products in development. We are also evaluating potential product designs where our current product designs can be used or slightly modified/ enhanced to create new products for new medial related markets like dental, veterinary medicine, over the counter applications and the like.

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS. We intend to move forward as we are actively developing key relationships with people, service organizations, suppliers and trade groups that serve this industry. We will need to organize a strategy and additional resources, including capital and proper staffing to pursue business opportunities in and around the maritime industry that would incorporate BioLargo technologies. This subsidiary is not yet operational.

Results of Operations—Comparison of the three and nine-months ended September 30, 2016 and 2015

Revenue

Our revenue from product sales totaled $107,321 and $160,249 in the three and nine-months ended September 30, 2016, compared with $43,335 and $72,821 for the three and nine-months ended September 30, 2015, respectively. In calendar year 2016, our revenues have increased each quarter, from $13,942 in first quarter, to $38,986 in second quarter, to $107,321 in the third quarter. These increases are due to an increase in the volume of sales of, primarily, our Specimen Transport Solidifier pouches and Suction Canister Solidifiers to the U.S. Defense Logistics Agency, our CupriDyne Clean industrial odor control product to the waste management industry, and our Odor-No-More branded animal bedding additive to horse stables and equine products retailers.

While we are highly encouraged about the increases in the volume of sales of our odor control products, as well as feedback from our customers and potential customers, we are not yet able to forecast future sales of any single product or product category on a quarterly basis, especially in the short term. As we complete more successful customer trials and selling history over time, we believe that sales of our CupriDyne Clean products in particular, will expand and become more predictable, as will our selling experience with all of our odor control products. Therefore, until we have more sales history and experience in these markets, we will not be able to predict future sales revenue, and we may experience quarter-to-quarter fluctuations and volatility in the rate of increase and consistency of sales.

During the three-months ended September 30, 2016, we recorded as Royalty revenue a portion ($55,000) of the $100,000 deposit received (in 2014) from the license of our ISAN system. The $100,000 deposit was offset by $45,000 paid to Peter Holdings Pty. Ltd. (see Part II, Item 2, "Clarion Water").

Other Income

During the three and nine-months ended September 30, 2016, income received from Canadian grant agencies increased $10,349 and $55,397 over the three and nine-months ended September 30, 2015. Since January 2015, we have received approximately $210,000 in direct grant funds. Our wholly owned Canadian subsidiary has been awarded a total of 30 research grants, primarily from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The total value of grants awarded from inception through November 14, 2016 is approximately $1,100,000 Canadian dollars. Of that amount, we will receive approximately $380,000 in total, and are required to dedicate approximately $290,000 in cash support. The remainder of grant funds will be paid directly to third parties. We continue to apply for grants to support our research and development activities in Canada, and expect grant income to continue.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative ("SG&A") expenses include both cash and non-cash expenses. Our total SG&A decreased by $466,027 (32%) and $31,349 (1%) in the three and nine-months ended September 30, 2016 compared to the same periods in 2015. The decrease is due primarily to a non-cash expense incurred in 2015 associated with the extension of the expiration dates of stock options issued in 2011.

The largest components of our selling, general and administrative expenses for the three and nine-months ended September 30, 2015 and 2016 were:

	THREE MONTHS		NINE-MONTHS
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016

Officer salaries and payroll-related expenses	$323,196	$277,246	$720,045	$579,895
Consulting expense	441,008	301,094	857,367	889,974
Professional fees	404,737	63,443	619,508	342,243
Board of director expense	154,975	67,500	305,175	304,052

Research and Development

Research and development expenses increased $186,359 (115%) and $562,166 (120%) for the three and nine-months ended September 30, 2016, as compared to the same periods in 2015. For the nine-months ended September 30, 2016, we spent over $1,000,000 on our research and development activities. In December 2015, $750,000 was invested into our subsidiary Clyra Medical Technologies for the purpose of concluding the development of its advanced wound care products. The increase in research and development expenses is a result of increased activity at Clyra due to this investment, and increased activities at our research facility at the University of Alberta due in part to an increase in grant funding.

Interest expense

Interest expense increased $840,268 and $1,408,045 for the three and nine-months ended September 30, 2016, as compared to the same periods in 2015. Our interest expense increased significantly because of the increase in outstanding promissory notes and the amortization of the discount on the warrants issued in our 2015 Unit Offering. At the start of 2015, we had only $250,000 in outstanding promissory notes. This number increased by almost $3,000,000 during 2015 and as of the date of this report we have more than $5,000,000 in convertible notes payable on which we are paying interest.

Net Loss

Net loss for the three and nine-months ended September 30, 2016 was $2,484,103 and $5,796,831, a loss of $0.03 and $0.07 per share, compared to a net loss for the three and nine-months ended September 30, 2015 of $1,823,252 and $3,818,338, a loss of $0.02 and $0.05 per share. The increase in net loss is primarily due to the increase in interest expense related to the amortization of the discount recorded on our convertible notes payable and an increase in research and development expenses.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Until we are successful in commercializing products or negotiating and securing payments for licensing rights of our technologies, we expect to continue to have operating losses. Cash totaled $1,731,946 at September 30, 2016. We had working capital of $1,041,864 as of September 30, 2016, compared with working capital of $266,086 as of September 30, 2015. During the nine-months ended September 30, 2015 and 2016, we used cash flow from operating activities of $1,340,139 and $2,799,096, respectively. The significant increase in cash expended was in large part due to increased research and development activity, and our ability to pay our employees, consultants and vendors in cash, rather than stock, as a result of our increased capital on hand.

The differences from period-to-period in our net cash used in operating activities are dependent on our cash position during the period. If we have sufficient cash reserves from financing activities, we typically pay employees and vendors a larger portion in cash. This was the case in the nine-months ended September 30, 2016. Otherwise, we issue common stock or options to purchase common stock to compensate employees and vendors the remainder of what they are owed. We do so at the end of the quarter. When we issue options, we do so pursuant to a plan adopted by our board of directors that allows us to set a price based on the trading price of our common stock. The options we issue have a fair value greater than the cash owed, and that fact increases our non-cash expense.

We generally have not had enough cash or sources of capital to fully fund operations or accounts payable and expenses as they arise. The short-term demands on our liquidity consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities in Canada and in our medical subsidiary. In the past, because we had limited capital available, we have paid only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the remainder of the year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $5,796,831 for the nine-months ended September 30, 2016, and an accumulated stockholders’ deficit of $89,680,852 as of September 30, 2016. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2016, we had $5,447,876 in principal amounts due on various debt obligations (see Note 4). Of that amount, $4,834,305 is due on notes convertible into shares of our common stock at our option on their maturity dates on June 1, 2018, $283,571 is convertible into shares of our common stock at our option on their maturity dates on September 17, 2019, and $280,000, maturing July 8, 2017, is convertible by the holder at any time. We also had $50,000 principal amount outstanding due on a line of credit that is payable December 1, 2017. Interest continues to accrue on each of these notes. Additionally, we had $290,076 of accounts payable and accrued expenses (see Note 7).

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

See Note 2, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements.

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

Stock Issued for Services

During the three-months ended September 30, 2016, we issued 548,819 shares of common stock resulting in a weighted-average fair value of $201,574. The common stock was issued for services provided by consultants and is recorded in selling general and administrative expense in our consolidated statement of operations.

On September 30, 2016, we issued 263,918 shares of common stock to holders of our 2015 Unit Offering notes, resulting in a weighted-average fair value of $114,363. These shares were issued as payment of accrued interest and is recorded as interest expense in our consolidated statement of operations.

Issuance of Stock Options in exchange for payment of payables

On September 30, 2016, we issued options to purchase 162,406 shares of our common stock at an exercise price of $0.45 per share to our board of directors and vendors in satisfaction of accrued and unpaid obligations totaling $109,002 recorded as selling, general and administrative expenses.

2015 Unit Offering

During the three months ended September 30, 2016, we received an aggregate $1,405,000 and issued convertible promissory notes with a maturity date in June 1, 2018, which accrue interest at a rate of 12% per annum. Of the aggregate amount of notes issued, $358,333 are convertible in shares at $0.35 per share, and $1,046,667 are convertible into shares at $0.55 per share. Each investor, for no additional consideration, received a Series A stock purchase warrant which expires June 1, 2020. We issued Series A warrants in conjunction with these investments to purchase an aggregate 1,023,810 shares at $0.45 per share, and an aggregate 2,782,247 shares at $0.70 per share.

One-Year Convertible Notes

On July 8, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of December 1, 2017 to two accredited investors’ in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We also issued to the investors’ stock purchase warrants to purchase an aggregate 400,000 shares exercisable at $0.65 per share, which expire five years from the date of grant. We are required to include the shares underlying the warrants in any subsequent registration statement (piggy back registration rights). Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering.

Conversion of Line of Credit

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit plus accrued interest of $33,571 into convertible promissory notes totaling $283,571 on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.55 per share, with the exception that these newly issued notes mature June 17, 2019, rather than June 1, 2018. Additionally, the investors received a Series A stock purchase warrant to purchase 515,583 shares of our common stock at an exercise price of $0.70 per share. (See Note 6).

Stock Issued Pursuant to Warrant Exercise

During the three-months ended September 30, 2016, we issued 1,150,000 shares of our common stock and in exchange we received proceeds totaling $355,000 from the exercise of stock purchase warrants.

Stock Issued for Conversion of Promissory Notes

During the three-months ended September 30, 2016, we issued 1,341,301 shares of common stock per the request of noteholders’ to convert the principal balance and interest due on promissory notes totaling $352,566.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 6.      Exhibits

The exhibits listed below are attached hereto:

Exhibit No.	Description

4.1*	Securities Purchase Agreement (related to One-Year Convertible Promissory Note)

4.2*	Form of One-Year Convertible Promissory Note

4.3*	Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

Note: XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: November 14, 2016	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: November 14, 2016	By:	/s/ CHARLES K. DARGAN, II
Charles K. Dargan, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Securities Purchase Agreement (related to One-Year Convertible Promissory Note)

4.2*	Form of One-Year Convertible Promissory Note

4.3*	Form of Five-Year Stock Purchase Warrant (issued with One-Year Convertible Note)

31.1*	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2*	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32**	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

Note: XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.