Form 10-K
period 2016-12-31
BIOLARGO, INC.
filed 2017-03-30
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14921 Chestnut St., Westminster, CA	92683
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter  was $23,993,345.

The number shares outstanding of the issuer’s class of common equity as of March 30, 2017 was 94,945,211; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 19, 2017.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions, or the negative of such terms, although not all forward-looking statements contain these identifying words. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

The information contained in this Annual Report is as of December 31, 2016, unless expressly stated otherwise.

Our Company

BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board (now called the OTCQB – the OTC Markets “Venture Marketplace”) under the trading symbol “BLGO”.

When we refer in this Annual Report to “BioLargo,” the “company,” “our company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., to hold our intellectual property; Odor-No-More, Inc., to manufacture, market, sell and distribute our products; BioLargo Water USA, Inc. and its Canadian subsidiary BioLargo Water, Inc.,, to develop and market our AOS water treatment technology; BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies. We also own 53% of Clyra Medical Technologies, Inc., an entity we formed to commercialize our technologies in the medical and dental fields.

Our corporate offices are located at 14921 Chestnut St., Westminster, CA 92683. Our telephone number is (949) 643-9540. Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.biolargo.blogspot.com. Several of our products are offered at www.odornomore.com, www.cupridyne.com, www.naturesbestsolution.com and www.deodorallsport.com. We also maintain www.clyramedical.com, www.biolargowater.com and www.biolargowater.ca. The information on our websites and blog is not, and shall not be deemed to be, a part of this Report.

Our Business

Our goal is to make life better by delivering sustainable technology-based products that help solve some of the most widespread problems threatening the world's supply of water, food, agriculture, healthcare and energy. We create and refine intellectual property that forms a foundation from which to build and create break-through products and technology for licensure to commercial partners. Our products harness the power of iodine – “Nature’s Best Solution” – to eliminate contaminants that threaten our water, our health and our quality of life.

We invent, patent, prove and partner – to create best-of-class products and technology for commercialization as we build value for our stockholders and deliver benefits to our world.

Invent – Three Platform Technologies

We feature three patent protected platform technologies with diverse product opportunities across multiple industries – the Advanced Oxidation System (“AOS”), CupriDyne and Isan. Each features the use of the all-natural iodine molecule. While they all use iodine, they are quite different in terms of the methods by which they exploit the use of iodine and the form and composition of iodine used, and therefore their function and value proposition can be quite different for each commercial application.

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

The term “oxidation potential” refers to the measure of the performance by which an oxidant is able to “break down” a material through removing electrons, and sometimes by the addition of oxygen. Two commonly understood examples of oxidation are: the rusting of a shipyard anchor by salty air, and the breakdown and conversion of wood into ash by fire and oxygen. The key to our AOS is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water flowing through it. The extremely high oxidation potential enables the AOS to achieve disinfection performance results that some researchers at the University of Alberta refer to as “unprecedented.” Aside from its measurably superior disinfection rates, the AOS also boasts substantially lower power consumption rates than competing advanced water treatment technologies such as UV, electro-chlorination, or ozonation. For some applications, it is this value proposition that sets the AOS technology above other water treatment options, as the AOS may allow safe and reliable water treatment for a fraction of the cost of its competitors, and may even enable advanced water treatment in applications where it would have otherwise been prohibitively costly. Our AOS embodies a break-through in science which led to BioLargo's co-founding of multi-year research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Our work is continually expanding into a number of commercial applications with a key focus on waste-water treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in the maritime industry, storm drain recapture / recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada. Financial support is expanding concurrently with ongoing work to commercially develop the latest AOS designs. We believe the AOS has an important and substantial commercial opportunity in every segment of the water treatment industry and we believe it should find early market adoption in helping manage waste-water.

Following extensive validation testing and refinement of the basic operating system, we have begun a commercial prototype development project that includes important third party validation studies and the design of tis computer automation system. These next steps lead us to a product ready for commercial markets. The project is being executed in collaboration with technical personnel at the Northern Alberta Institute of Technology (“NAIT”)'s Center for Sensors and Systems Integration and with NAIT's Applied Bio/Nanotechnology Industrial Research Chair. Bolstered by financial support provided by the Alberta Innovates nanoPDP program, this project is focused on the development of a first-generation prototype system that incorporates a sensor platform to monitor various water parameters through online real-time data acquisition. The first “Alpha” prototype of the AOS was delivered at our annual technical symposium this past August. This Alpha AOS system enables further scale up and testing in industrial settings and work has commenced to develop a “Beta” unit for first stage commercial trials. Once this Beta prototype development phase is complete, we intend to focus on producing multiple commercial ready pilot units for testing with various interested industrial clients and on securing regulatory approvals where required. We are in the process of refining our strategic plan to more narrowly focus our efforts on markets where we believe we can make an important contribution, faster adoption rates, and meaningful economic inroads.

Our AOS is being developed as a flexible modular system to allow for a wide variety of sizes, configurations and functional uses to be deployed to meet a wide variety of unique and special requirements of customers across a wide range of industries.

In February 2017 Mark Lambert joined our team as a “strategic advisor” to help develop and refine our commercialization plan for AOS. Mr. Lambert has over 25 years of experience as a senior level executive with extensive experience in the water, renewable energy and environmental services industries.

CupriDyne® Technology

Our CupriDyne technology is used to efficiently deliver iodine in various products. It can be delivered in any physical form and can be combined with other ingredients, such as fragrances in our odor control products, and surfactants in our stain removal and odor control products. Additional ingredients can often be added without sacrificing its practical and safe functions as well its oxidation potential. Our product designs include liquids, sprays, gels, powders, coatings and absorbents.

Safety and efficacy are key for CupriDyne. Each of our product designs delivers iodine safely, and precisely, to achieve effective odor control, stain-removal, or surface washing, and in some applications at high doses, broad-spectrum disinfection. CupriDyne’s primary ingredients, as well as reaction by-products, are “generally recognized as safe” (“G.R.A.S”) by the U.S. Food and Drug Administration as food additives in their basic forms. CupriDyne’s commercial product opportunities are diverse and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” section.

We believe CupriDyne is unique. The iodine most of us are familiar with, sold in pharmacies and used by hospitals, has severe limitations – it is considered toxic, causes staining and contains a limited dose of the active oxidizing ingredient. Our CupriDyne technology, on the other hand, directly addresses many of these shortcomings – it delivers iodine’s oxidizing ingredient (“free iodine”) with precision, ranging from very small doses up to very large doses with more than 30 times the performance of chlorine. We can deliver iodine that is both non-toxic and non-staining, thus extending its usefulness well beyond historical product applications.

Our CupriDyne technology is flexible, allowing product designs to incorporate varying dosing levels. Some product designs focus on odor, and do not act as "disinfectants". Some product designs do, and would require regulatory approval to make such claims.

Isan System

The Isan System is a reliable and efficient automated iodine dosing system. It is the winner of a Top 50 Water Technology Award by the Artemis Project and a Dupont Innovation Award. Its precise dosing combined with a straight-forward “set-it-and-forget-it” automated computer controlled system are the keys to its success. The system features controlled measuring, flow rate, dosing and iodine extraction/removal technology as well as an automatic tracking system that precisely delivers iodine in calibrated doses into a water steam or container of water. The Isan system has been proven to substantially reduce the incidence of fungal growth, spoilage, microorganisms and pathogens in water and on food. The system is capable of functioning at the high flow rates commensurate with industrial disinfection needs.

First developed in Australia, the Isan system was initially registered with the Australian Pesticides and Veterinary Medicines Authority (“APVMA”) and Food Standards Australia and New Zealand (“FSANZ”) in Australia and New Zealand. The system has meaningful applications and commercial value in any industry that can benefit from precise and effecting dosing of iodine in water, such as: agriculture, food production and processing, manufacturing, industrial water processes and irrigation supply.

Our licensee, Clarion Water (see “Clarion Water” discussion below) obtained approval from the U.S. Environmental Protection Agency for sanitation of poultry drinking water in 2016.

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We believe our three technologies substantiate the following bold claims:

●	AOS - when we internally compared it to the best of class competition it appears that we are:

o	More effective

o	Less costly

o	Faster

●	CupriDyne

o	Thorough odor elimination

o	Non-toxic, gentle and safe

o	Non-staining (unlike other forms of iodine)

o	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.

o	Eliminates Sulfur compounds, Ammonia, Fatty Acids, Mercaptans

o	Potent (less than 1/20th the dose of chlorine to achieve similar results)

o	Increases holding power of absorbents by up to six times

o	Promotes rapid healing (animal care products)

o	De-scaling

o	Enhanced flocculation

o	Nutritive

●	Isan System

o	Precise iodine dosing

o	Anti-bacterial, anti-fungal, anti-viral

o	Effective against top five plant pathogens

o	Promotes extended shelf-life

o	Enhances root growth and foliage growth for healthier plants

Partner – a Smart Strategic Decision

We seek to develop commercial partnerships with other companies who will partner with us and pay us for a negotiated contractual right to use our intellectual property (patents, formulas, designs, claims, know-how, secrets) in order to expand their business for their own commercial purposes. In those instances, we seek a reasonable deposit, a minimum commitment to volume, some territorial rights and a percentage of sales for a mutually agreeable term and territory. We believe this licensing model will prove successful and meaningful for our company.

We have chosen to focus on business opportunities that we believe have some combination of the following attributes: a compelling commercial advantage, our products out-perform competing products, market segments in which we have the talent and resources or opportunity to succeed in executing our business plans and uses where we can identify a compelling cost savings or value offering to increase market share.

We choose to pursue a licensing strategy for its obvious and well-understood high margins, potential for explosive revenue potential and capital conserving features. While this business model can also be highly dependent upon macro-economic factors like the relative stability of the national and international economy as well as the cyclical nature of business, politics and climate for innovation and competing technical advances, we believe this is the most appropriate strategy for our company. When our commercial licensing partners are under financial pressure from macro-economic and political circumstances, including reorganizations, recapitalization or consolidation, they hold on to capital and are less likely to take any risk for new product offerings.

While we have waited out many of the uncertainties of the macro-economic marketplace, we have advanced our commercial purposes and made investments in various aspects of product design, marketing and distribution, but only at an early stage and small level. In those instances, we consider these efforts to be a prelude to an ultimate licensing strategy. This strategy also requires that we create and maintain a strong and defensible position relative to our intellectual property and proof of claims. We are diligent in this area as we have continued advancing our science and its related intellectual property. This strategy is exacting and deliberate. It has been slower than we prefer. However, it has created a substantial level of diversification and breadth of potential revenue streams that we believe can and will generate meaningful revenues as they find traction in the marketplace. As we improve our access to capital, strengthen our balance sheet and can begin to generate meaningful cash flow, we believe those commercial opportunities will generate revenue for years to come as our products find their way into the marketplace.

In many situations, our potential licensing partners would prefer that we advance products all the way through proof of claim, manufacturing, market acceptance, well-established distribution and commercial success. While this is obvious, can be intriguing, and the relative benefits that would accrue to our valuation are clear, the risks of failure are equally high, and this strategy would require substantially more capital than we have been able to secure during what many believe has been one of the most economically uncertain times in modern history. Therefore, we have chosen to invest our time and resources where we find leverage to move forward, knowing that our technical claims are proven, they are patented and that each product design has a high probability of success to find a partner and generate meaningful returns on our invested capital as our targeted licensing partners seek to deploy capital assets and begin taking advantage of our offering for their own commercial advancements.

Although our technology has commercial applications within many industries, we are focusing our efforts in four areas: water treatment; industrial odor control applications; commercial, household and personal care products (“CHAPP”); and “advanced wound care.”

Within these broad categories, we also narrow our product focus to exploit opportunities that we believe are of high value to potential customers and that present commercially significant opportunities.

We have a number of examples of strategic alliance or partnering initiatives whereby we are advancing both our science, our patents, our proof of claims, field trials and our commercial opportunities. There are a number of noteworthy examples:

The University of Alberta

We are engaged in a cooperative research relationship with the University of Alberta and its researchers in Edmonton, Canada. The offices and lab of our Canadian subsidiary, BioLargo Water, Inc., and our staff researchers, are located within the University of Alberta research center at Agri-Food Discovery Place. We are able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering, and partner with University professors on government and industry sponsored financial awards and grants to support our ongoing research and development as we refine the AOS in preparation of commercial pilots and commercial designs. We have received over 30 grants thus far. Generally, the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient and contracting party with the grant agency to support work on and around our technology; and second, direct grants in which our Canadian subsidiary is the contracting party to support ongoing science and engineering to advance our AOS towards commercialization, sometimes supporting the work of PhD students at the University. In both cases, the financial awards support much, but not all, of the research budget and related costs. Our research arrangement with the University has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs and (iii) independent and credible validation of our technical claims. Grant revenue recorded by BioLargo totaled $161,430 during the year ended December 31, 2016.

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

Per the terms of our license agreement, Clarion initially received the exclusive global manufacturing and distribution rights to the Isan system and use of all historical data to support its commercial focus. Clarion is obligated to pay BioLargo royalties on revenue equal to 10% paid quarterly in arrears. As we jointly own the Isan System with Peter Holdings, Ltd., any royalties we receive would be shared equally with Peter Holdings, Ltd. There were no minimum royalty payments for the first two years, but at year three (beginning July 1, 2016), to continue with exclusive rights, the minimum royalties were $50,000 per quarter, at year four $75,000 per quarter, and at year five and onward $100,000 per quarter. Clarion has elected not to make these minimum payments. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

BioLargo received a royalty advance of $100,000 upon execution of a letter of intent in February of 2014. Of this advance, $45,000 was paid to Peter Holdings, Ltd. under our joint venture agreement. BioLargo retains certain marketing rights to help develop clients for Clarion.

Since licensing the technology from BioLargo, Clarion completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2016, it received approval from the U.S. Environmental Protection Agency for use of Isan generated iodine, “BioMax A”, as it is delivered in poultry drinking water. Clarion has begun the process of expanding the approved uses under its EPA registration.

Clarion continues to pursue commercial opportunities for the Isan system. They have recently identified two distributors to work with directly to establish sales and customer trials. BioLargo and Peter Holdings have agreed to cooperate as Clarion more precisely narrows its commercial focus. Clarion has further offered to serve as a manufacturer of the Isan system for business opportunities that may develop for BioLargo in the future. While it narrows its commercial focus, Clarion has determined not to make further minimum payments under the license agreement and is operating on a non-exclusive basis. This election does not affect Clarion’s obligation to pay royalties on sales.

Downeast Logistics

In late 2013, we entered into a cooperative selling and distribution agreement with Downeast Logistics, a certified “Service-Disabled Veteran-Owned Small Business” (SDVOSB), as our distribution partner to facilitate our first order to the US Government. Downeast has been instrumental in developing ongoing sales to the United States Military. We have six products with unique “National Stocking Numbers.”

In March 2016, two of our product lines (consisting of 9 SKUs) of Nature’s Best Science products were awarded a five-year U.S. General Services Administration (GSA) supply contract, under schedule 65IIA for medical equipment and supplies. The award opens up access to these products through “GSA Advantage,” the online shopping and ordering system that provides government agencies access to thousands of contractors and millions of supplies (products) and services. We intend to apply for inclusion of additional existing and future products into GSA Advantage, including our industrial odor control product, CupriDyne Clean. In December of 2016 these same product lines as well as our CupriDyne Clean Industrial Odor Eliminator were accepted to the DOD eMALL which is another purchasing portal for the Defense Department and other State and Federal agencies. As of this date our products are approved for sale and available to all branches of government at the federal, state and local levels through 5 different purchasing portals.

Industrial Odor Control - CupriDyne Clean

In 2015 and 2016 we were invited by a number of potential customers to design a product for the industrial odor control industry segment and to begin trials for an odor control product in large-scale operations. As a result of these efforts, we have branded a product “CupriDyne Clean”, a non-staining and colorless blend of micronutrients designed for odor control. CupriDyne Clean has proven extremely effective at oxidizing volatile organic compounds (gases), while maintaining its low cost, safety and easy to use features. It is dispensed through atomization systems, portable sprayers and water trucks. CupriDyne Clean is highly effective at eliminating odorous gases, and is safe for use on a host of surfaces including the air, soils, metals, concrete and asphalt, docks, floors, walls, feed and water receptacles, waste receptacles, tanks, bins, liners and dumpsters. It can be delivered with or without fragrances since fragrances are not required for it to achieve odor elimination. The product is available in liquids and powders offered in various sizes for industrial uses and is ideal for waste transfer stations, composting facilities, landfill operations, sewage plants and lift stations, food processing plants and animal enclosures. In principle, any operations that must contend with gaseous odors generated from organic matter and decay, including the natural release of VOCs from this decay, can benefit by using CupriDyne Clean. Existing and prospective customers, as well as experts from these markets, tell us that effective odor control for these prospective customer groups is among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate. Our biggest challenge to increasing market share is the challenge of overcoming customer’s disbelief that any product, including ours, can actually eliminate the odors inherent in the waste handling industry. We are pursuing a multi-faceted marketing and sales program.

We continue to further develop and refine our customer trial program, attend industry conferences, join trade associations, advertise, and recruit leaders from these industries to help us refine, focus and break through to commercial success. We unconditionally guarantee each sale for complete satisfaction by the customer. In May 2016, we secured our first orders for CupriDyne Clean for the use at a Southern California waste handling facility. During the remainder of 2016 we conducted multiple customer trials with local, regional and national companies and municipalities in the waste handling industry. We continue to schedule customer trials in 2017 and we have expanded our marketing efforts to include environmental engineering and consulting firms that are active serving the waste and remediation industry. We now have multiple customers and continue to develop new agents and distributor relationships. We have applied for approved vendor status and have presented national purchasing agreements to multiple large corporate accounts. We are engaged in top-down and bottom up selling. We believe these relationships, and their ultimate successful creation, are critical to the long-term, commercial success of CupriDyne Clean. The response from our trial work with potential customers tell us that the product works better than any product they have used and is cost effective. They all indicate a desire to purchase and use the product. As exciting and validating as these trials are, we are still required to navigate what can sometimes be a time consuming and laborious task to bring trial customers into a final completed purchase order, especially with the larger multi-national customers and municipalities. These efforts are time consuming and continuing. We remain confident that our product is the top performing odor eliminator for the industry and its value proposition compelling.

Multinationals and Mid-Level Industry Participants

We held our first technical symposium held in August 2015 where we had more than 30 attendees representing industry, academia and funding agencies. We held a second technical symposium in August of 2016 to showcase the refinements to the technology, data showing efficacy, our “Alpha” AOS, and our first commercial prototype being designed and assembled by the Northern Alberta Institute of Technology. We have entered into technical non-disclosure agreements with multi-national and regional companies to evaluate AOS and discuss potential strategic alliances. Many of these companies have expressed interest in our technology as we finalize our commercial ready design. The technical claims we have put forth are well received. The focus of discussions in most cases has moved from efficacy, which is accepted, to a business case discussion relative to capital and time to market and the potential return on investment. While these discussions are ongoing, we continue to advance our science and proven claims. We are currently evaluating a number of waste-water treatment projects where our technology can be useful. We are highly encouraged that AOS has an important role in commerce.

Strategic Alliances and Engineering Support

In October 2016 we engaged Chicago Bridge & Iron (CB&I) to support implementation of our AOS and provide independent performance verification. In February of 2017 CB&I announced that they would be selling the business unit with whom we are working to Veritas Capital. This transition is likely to delay our work. In late 2016 we established a relationship with Carollo Engineering, one of the largest engineering firms in the United States dedicated solely to water related engineering. We are working with Carollo to provide independent third party oversight of some initial demonstration testing of AOS for potential municipal and food industry clients.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technologies. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, products that provide odor or infection control and stain removal all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently marketing products in this category under four brands – Odor-No-More, Nature’s Best Solution, Deodorall and NBS. Our primary product offerings include an animal-bedding additive that controls odor and moisture. We also sell liquid odor control products to private label (aka ‘White Label’) customers who then in turn sell product to consumers and industrial clients.

We are continuing our efforts to generate additional “private label” clients. We have fulfilled some small orders for various products that we produced under a third party’s private brand. We continue to meet with new potential customers for private label opportunities. We also have relationships and remain in discussions with potential strategic partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities or experience a rapid increase in any product whereby we need to supplement manufacturing to meet client delivery needs. Success in these markets is highly dependent upon the willingness of the potential partners to invest in product support to continue marketing and expanding customer awareness.

Our sales in the CHAPP product category are nominal. Product development, sales and marketing require significant financial resources that we currently have elected to invest elsewhere while, also, limiting our risk in these highly competitive and commodity markets. As such, our progress in this area has been slower than we had hoped. As opportunities present themselves, we market our technology for licensure to established companies in this industry segment. We rely upon independent agents and key industry contacts for this activity and it is not a top priority. We continue to expand our proof of claims and product designs for various odor and moisture control applications. We believe this segment will enjoy commercial success only after we prove the market viability for our CupriDyne Clean product. Therefore, we are more narrowly focused on the business to business sales and marketing activity to help gain exposure and build credibility for our consumer product designs and technology.

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS. We intend to move forward as we are actively developing key relationships with people, service organizations, suppliers and trade groups that serve this industry. We believe the various opportunities in this market would require the services and support from a company like CB&I. We will need to organize a strategy and additional resources, including capital and proper staffing, to pursue business opportunities. This subsidiary is not yet operational.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

In 2012 we formed Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, with an initial focus on advanced wound care. Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated by the gentle nature in which they can perform. We believe these benefits, along with its non-staining feature and reduced product costs as compared with other antimicrobials, give our products a competitive advantage in the marketplace.

In December 2015, we completed a financing transaction through which $750,000 was invested into Clyra in exchange for preferred stock comprising 40% of the total issued and outstanding shares. The investor committed to fund a $5,000,000 operating line of credit once Clyra’s initial products receive FDA approval. (Details regarding this transaction are below.)

With new funding in place, Clyra re-initiated product development and testing for its wound treatment products with experts and well-established contract manufacturing companies from industry. It has successfully formulated multiple product designs that its believes can meet the tests required for FDA approval and are working to conclude those technical validations now. It intends to apply for FDA 510(k) approval as soon as product development is complete. While no assurances can be made about the ultimate success any FDA applications once filed, Clyra has retained and engaged a team of experts in the area to guide it through the process.  In the interim, Clyra will continue to refine product roll out, marketing, and distribution plans. Given the timing of the FDA process, and the requirement for approval before product can be sold, management does not anticipate product sales until late 2017 or early 2018. We recently filed two patent applications based on Clyra’s further development work. We are also evaluating potential product designs where our current product designs can be used or slightly modified or enhanced to create new products for new medical related markets like dental, veterinary medicine, and over the counter applications.

Stock Purchase Agreement – Clyra Medical

On December 30, 2015, Clyra sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. Sanatio is beneficially owned by Jack B. Strommen. This sale was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as not involving a public offering of securities. Because of the sale, Sanatio owns 40% of Clyra’s issued and outstanding shares, BioLargo owns 54%, and the remainder is owned by management.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of Clyra has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid.

Holders of Preferred Shares are entitled to preferential payments in the event of a liquidation, dissolution or winding up of Clyra, in an amount equal to any accrued and unpaid dividends. After such preference, any remaining assets are distributed pro-rata between holders of Clyra common stock and Preferred Shares as if the Preferred Shares had converted to common stock. Holders of Preferred Shares may convert the shares to common stock initially on a one-to-one basis. The conversion formula is subject to change in the event Clyra sells stock at a lower price than the price paid by Sanatio.

In addition to the $750,000 investment, once Clyra receives FDA Approval for a product, Sanatio has agreed to provide Clyra a $5,000,000 credit facility for operating, warehouse, inventory and costs necessary to rapidly expand sales (“Line of Credit”). Terms of the Line of Credit are to be negotiated in good faith, be commercially reasonable and mutually agreeable to the parties. Should Sanatio fail to provide the Line of Credit, BioLargo has the right to do so under similar terms and conditions offered to Sanatio, and neither Clyra nor any of its shareholders, affiliates, successors or assigns will have any recourse or remedies against Sanatio for failing to provide the Line of Credit. If either BioLargo or an entity not affiliated with Sanatio provides the Line of Credit (either directly, through an affiliate, or third party), Clyra shall issue such lender a warrant to purchase an amount of Clyra common stock equal to 10% of Clyra’s capital stock on a fully-diluted basis, at an exercise price equal to the fair market value of Clyra’s common stock on the date of issuance, as determined by its board of directors in good faith.

Clyra Shareholder Agreement

BioLargo, Santatio and other Clyra shareholders entered into an agreement whereby the parties agreed to elect a three-member board of directors, consisting of Clyra’s president, BioLargo’s president, and a Sanatio representative, who shall initially be Mr. Strommen. The shareholders also agreed to restrict the sale of any stock in Clyra unless all holders of Preferred Shares are allowed to participate in such transaction and the consideration received pursuant to such transaction is allocated among the parties thereto in the manner specified in its articles of incorporation in effect immediately prior to the sale.

Amendment to Clyra License Agreement

By agreement dated December 30, 2015, BioLargo and Clyra amended (the “Amendment”) the December 17, 2012 License Agreement (“License Agreement”) by which BioLargo licensed to Clyra the exclusive world-wide right to make, have made, use, sell, offer for sale and import products for use within the field of human wound care (as defined in the agreement), expandable to include other medical products. The Amendment changes the events that trigger Clyra’s obligation to begin the $50,000 monthly “initial license fee” payments such that no such payments are due until both (i) a Clyra product has received FDA approval and (ii) Clyra has generated $4,000,000 in gross annual revenue. Additionally, the Amendment updated the licensed patents to include recently issued European patents, confirmed that the Sanatio investment transaction was not a “default” under the License Agreement, and that Sanatio was made an express third party beneficiary of the agreement.

Investors’ Rights Agreement

BioLargo entered into an “investors’ rights agreements” with Sanatio and Strommen whereby BioLargo committed to file a Form S-1 or S-3 registration statement for all registrable securities issued to investors in connection with BioLargo’s 2015 Unit Offering, and an additional 1,000,000 shares of BioLargo common stock that may be issued to Sanatio or Strommen in the future, if circumstances arise for such payment obligations. The agreement also provides Sanatio and Strommen “piggy back” registration rights.

Additionally, BioLargo granted to Strommen a “right of first refusal” to purchase its holdings in Clyra should it choose to sell those holdings and a right of “co-sale” in the event such shares are sold to a third party.

Strommen Consulting Agreement

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra. Mr. Strommen is a founder and leader of PD Instore (www.pdinstore.com), works with some of the world’s leading retailers, and has overseen many national ground-breaking marketing rollouts and initiatives. Mr. Strommen will be assisting Clyra in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,437.50 per month for a period of four years.

Intellectual Property

Patent - an Expanding Intellectual Property Estate

We have 15 patents issued and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

We regard our intellectual property as critical to our ultimate success. Our goal is to obtain, maintain and enforce patent protection for our products and technologies in geographic areas of commercial interest and to protect our trade secrets and proprietary information through laws and contractual arrangements.

Our Chief Science Officer, Mr. Kenneth R. Code, has been involved in the research and development of the technology since 1997. He has participated in the Canadian Federal Scientific Research and Experimental Development program, and he was instrumental in the discovery, preparation and filing of the first technology patents. He has worked with manufacturers, distributors and suppliers in a wide variety of industries to gain a full appreciation of the potential applications and the methodologies applicable to our technology for their manufacture and performance. He continues to research methods and applications to continue to expand the potential uses of our technology as well as work to uncover new discoveries that may provide additional commercial applications to help solve real world problems in the field of disinfection.

In 2015 and 2016, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed two U.S. patent applications, each comprised of multiple individual claims, and received notice of allowance or were granted five patents by the USPTO. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our technology.

During 2017 we plan to continue to advance our proof of claims, inventions and patent filings.

We incurred $684,554 in 2015 and $1,381,956 in 2016 in expense related to our research and development activities. Our research and development expenditures in 2017 could vary significantly and will depend upon our access to capital. Although we are actively pursuing such financing, no such commitment is yet in place.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, at present, is as follows:

Patents

●     U.S. Patent 8,846,067, issued on September 30, 2014, which encompasses a method of treating a wound or burn on tissue to reduce microbe growth about a wound comprising applying an antimicrobial composition to the wound or burn on tissue using a proprietary stable iodine gel or liquid. This patent covers our technology as used in products being developed by our subsidiary, Clyra Medical Technologies.

●     U.S. Patent 8,757,253, issued on June 24, 2014, relating to the moderation of oil extraction waste environments.

●     U.S. Patent 8,734,559, issued on May 27, 2014, relating to the moderation of animal waste environments.

●     U.S. Patent 8,679,515 issued on March 25, 2014, titled “Activated Carbon Associated with Alkaline or Alkali Iodide,” which provides protection for our BioLargo® AOS filter.

●     U.S. Patent 8,642,057, issued on February 14, 2014, titled “Antimicrobial and Antiodor Solutions and Delivery Systems,” relating to our liquid antimicrobial solutions, including our gels, sprays and liquids imbedded into wipes and other substrates.

●     U.S. Patent 8,574,610, issued on November 5, 2013, relating to flowable powder compositions, including our cat litter additive.

●     U.S. Patent 8,257,749, issued on September 4, 2012, relating to the use of our technology as protection of against antimicrobial activity in environments that need to be protected or cleansed of microbial or chemical material. These environments include closed and open environments and absorbent sheet materials that exhibit stability until activated by aqueous environments. The field also includes novel particle technology, coating technology or micro-encapsulation technology to control the stability of chemicals that may be used to kill or inhibit the growth of microbes to water vapor or humidity for such applications.

●     U.S. Patent 8,226,964, issued on July 24, 2012, relating to use of our technology as a treatment of residue, deposits or coatings within large liquid carrying structures such as pipes, drains, ducts, conduits, run-offs, tunnels and the like, using iodine, delivered in a variety of physical forms and methods, including using its action to physically disrupt coatings. The iodine’s disruptive activity may be combined with other physical removal systems such as pigging, scraping, tunneling, etching or grooving systems or the like.

●     U.S. Patent 8,021,610, issued on September 20, 2011, titled “System providing antimicrobial activity to an environment,” relating to the reduction of microbial content in a land mass. Related to this patent are patents held in Canada and the European Union.

●     U.S. Patent 7,943,158, issued on May 17, 2011, titled “Absorbent systems providing antimicrobial activity,” relating to the reduction of microbial content by providing molecular iodine to stabilized reagents.

●     U.S. Patent 7,867,510, issued on January 11, 2011, titled “Material having antimicrobial activity when wet,” relating to articles for delivering stable iodine-generating compositions.

●     U.S. Patent 6,328,929, issued on December 11, 2001, titled “Method of delivering disinfectant in an absorbent substrate,” relating to method of delivering disinfectant in an absorbent substrate.

●     U.S. Patent 6,146,725, issued on November 14, 2000, titled “absorbent composition,” relating to an absorbent composition to be used in the transport of specimens of bodily fluids.

Pending Patent Applications

Most recently, we filed two patent applications in the United States for our advanced wound care formulas. The inventions in these applications form the basis for the work at Clyra Medical and the products for which that subsidiary intends to seek FDA approval. In addition to these applications, we have filed patent applications in multiple foreign countries, including the European Union, pursuant to the PCT, and other provisional applications.

Subject to adequate financing, we intend to continue to expand and enhance our suite of intellectual property through ongoing focus on product development, new intellectual property development and patent applications, and further third-party testing and validations for specific areas of focus for commercial exploitation. We currently anticipate that additional patent applications will be filed during the next 12 months with the USPTO and the PCT, although we are uncertain of the cost of such patent filings, which will depend upon the number of such applications prepared and filed. The expense associated with seeking patent rights in multiple foreign countries is expensive and will require substantial ongoing capital resources. However, we cannot give any assurance that adequate capital will be available. Without adequate capital resources, we will be forced to abandon patent applications and irrevocably lose rights to our technologies.

Corporate

BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Since January 23, 2008, our common stock has been quoted on the OTC Bulletin Board (now called the OTCQB – the OTC Markets “Venture Marketplace”) under the trading symbol “BLGO”.

We operate through multiple wholly-owned subsidiary entities, including BioLargo Life Technologies, Inc., to hold our intellectual property, Odor-No-More, Inc., to manufacture, market, sell and distribute our products, BioLargo Water USA, Inc., to develop and market our AOS technology, a Canadian subsidiary called BioLargo Water, Inc., for our Canadian research and development operations, BioLargo Development Corp., through which our employees are employed, and BioLargo Maritime Service, Inc. Additionally, in 2012 we formed Clyra Medical Technologies, Inc. to develop and market medical products based on our technology. As of December 31, 2016, we own 54% of Clyra.

Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.biolargo.blogspot.com. A number of our products are offered at www.odornomore.com, www.cupridyne.com, www.naturesbestsolution.com, and www.deodorallsport.com. We also maintain www.clyramedical.com, and www.biolargowater.com, and biolargowater.ca. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report.

Executive Officers

As of December 31, 2016 our executive officers were:

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

Employees

As of the date hereof, we employed 19 employees, 16 of which are full-time, and three of which are Ph.D.’s doing research and development in Canada. We also utilize consultants on an as needed basis who provide certain specified services to us.

ITEM 1A.	RISK FACTORS

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” above.

Risks Relating to our Business

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

We have never generated any significant revenues, have a history of losses and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations, and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded the majority of our activities through the issuance of convertible debt or equity securities. We anticipate net losses and negative cash flow to continue for the foreseeable future until such time as licensing or operating revenue is generated in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, and our ability to successfully license our technology. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan.

Our cash requirements are significant. The failure to raise additional capital will have a significant adverse effect on our financial condition and our operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the years ended December 31, 2016 and 2015 was $3,720,912 sand $1,883,342, respectively. These negative cash flows are primarily related to operating losses and, to a lesser extent, fluctuations in working capital items. We continue to use cash in 2017 as it becomes available, and we anticipate that we will require significant additional financing for working capital requirements for the foreseeable future to continue the development, marketing and licensure of our technology and products based on our technology. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The failure to raise additional capital will have a significant adverse effect on our financial condition, our operations and our ability to market and sell our products. Our ability to continue as a going concern is dependent on our ability to raise capital, and ultimately to generate cash from operations.

From time to time, we issue stock, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. We routinely pay employees, vendors and consultants in stock or stock options, rather than cash, for services provided, and we anticipate doing so in the future. All such issuances are dilutive to our stockholders because they increase (or can increase in the future) the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow at a time of increasing operating expenses coupled with decreased and further decreasing liquidity.

Our stockholders face further potential dilution in any new financing.

Any additional equity that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our common stock, such dilution in any financing of a significant amount could be substantial.

Our stockholders face further potential adverse effects from the terms of any preferred stock that may be issued in the future.

In order to raise capital to meet expenses or to acquire a business, our board of directors may issue additional stock, including preferred stock. Any preferred stock that we may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holders of our common stock will be subject to, and in many respects subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company.

There are several specific business opportunities we are considering in further development of our business. None of these opportunities is yet the subject of a definitive agreement, and most or all of these opportunities will require additional funding obligations on our part, for which funding is not currently in place.

In furtherance of our business plan, we are presently considering a number of opportunities to promote our business, to further develop and broaden, and to license, our technology with third parties. While discussions are underway with respect to such opportunities, there are no definitive agreements in place with respect to any of such opportunities at this time. There can be no assurance that any of such opportunities being discussed will result in definitive agreements or, if definitive agreements are entered into, that they will be on terms that are favorable to us.

Moreover, should any of these opportunities result in definitive agreements being executed or consummated, we may be required to expend additional monies above and beyond our current operating budget to promote such endeavors. No such financing is in place at this time for such endeavors, and we cannot assure you that any such financing will be available, or if it is available, whether it will be on terms that are favorable to our company.

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

Although we are generating limited revenue from the sale of our products, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when or if sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional financings to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, then we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, then our business plans will suffer and may fail.

Because we have limited resources to devote to sales, marketing and licensing efforts with respect to our technology, any delay in such efforts may jeopardize future research and development of technologies and commercialization of our technology. Although our management believes that it can finance commercialization efforts through sales of our securities and possibly other capital sources, if we do not successfully bring our technology to market, our ability to generate revenues will be adversely affected.

If we are not able to manage our anticipated growth effectively, we may not become profitable.

We anticipate that expansion will continue to be required to address potential market opportunities for our technology and our products. Our existing infrastructure is limited, is not scalable and will not support future growth, if any. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that, if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations and on our operating results.

Some of the products incorporating our technology will require regulatory approval.

The products in which our technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and/or expensive to obtain. While our management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, if required, at the federal and state levels, as may be required are obtained, we may not be able to generate commercial revenues. Certain specific regulated applications and their use require highly technical analysis and additional third party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

We need to outsource and rely on third parties for the manufacture of the chemicals, material components or delivery apparatus used in our technology, and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources or capability to manufacture the chemicals that comprise our technology. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our technology or reduce its competitiveness even if it reaches the market. Any such delay related to such future agreements could adversely affect our business.

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

We rely on a small number of key supply ingredients in order to manufacture our products.

All of the supply ingredients used to manufacture our products are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly, and the margins that we are able to generate could decline if prices rise. If our manufacturing costs rise significantly, we may be forced to raise the prices for our products, which may reduce their acceptance in the marketplace.

If our technology or products incorporating our technology do not gain market acceptance, it is unlikely that we will become profitable.

The potential markets for products into which our technology can be incorporated are rapidly evolving, and we have many successful competitors including some of the largest and most well-established companies in the world (see, herein: “Description of Business—Competition.”) At this time, our technology is unproven in commercial use, and the use of our technology by others, and the sales of our products, is nominal. Although our industrial odor control product, CupriDyne Clean, has been through many commercial trials, few clients have purchased the product and we consider this experience to be early and not complete. The commercial success of products incorporating our technology will depend on the adoption of our technology by commercial and consumer end users in various fields.

Market acceptance may depend on many factors, including:

●	the willingness and ability of consumers and industry partners to adopt new technologies from a company with little or no history in the industry;

●	our ability to convince potential industry partners and consumers that our technology is an attractive alternative to other competing technologies;

●	our ability to license our technology in a commercially effective manner;

●

our ability to continue to fund operations while our products move through the process of gaining acceptance, prior to the time in which we are able to scale up production to obtain economies of scale; and

●	our ability to overcome brand loyalties.

If products incorporating our technology do not achieve a significant level of market acceptance, then demand for our technology itself may not develop as expected, and in such event, it is unlikely that we will become profitable.

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

•	delays in product development by us or third parties;
•	market acceptance of products incorporating our technology;
•	changes in the demand for, and pricing, of products incorporating our technology;
•	competition and pricing pressure from competitive products; and
•	expenses related to, and the results of, proceedings relating to our intellectual property.

We expect our operating expenses will continue to fluctuate significantly in 2017 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

We have limited product distribution experience, and we rely in part on third parties who may not successfully sell our products.

We have limited product distribution experience and rely in part on product distribution arrangements with third parties. In our future product offerings, we may rely solely on third parties for product sales and distribution. We also plan to license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and may devote insufficient sales efforts to our products. As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer, and Kenneth Reay Code, our chief science officer. The loss of the services of either of these officers or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit, key marketing, scientific and technical personnel, then the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management, although management is evaluating the potential of securing this type of insurance in the future as may be available.

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

As a business that manufactures and markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our company.

Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, shareholders, partners, customers or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits or actions could from time to time be filed against our company and/or or our executive officers and directors. Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to our company.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;
•	encounter significant delays in marketing our current and proposed product candidates;
•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;
•	lose patent protection for our inventions and products; or
•	find our patents are unenforceable, invalid or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block our company’s ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm our company. Litigation, regardless of outcome, could result in substantial cost to, and a diversion of efforts by, our company.

Our patents are expensive to maintain, our patent applications are expensive to prosecute, and thus we are unable to file for patent protection in many countries.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pending patent applications relating to our technology may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. We must employ patent attorneys to prosecute our patent applications both in the United States and internationally. International patent protection requires the retention of patent counsel and the payment of patent application fees in each foreign country in which we desire patent protection, on or before filing deadlines set forth by the International Patent Cooperation Treaty (“PCT”). We therefore choose to file patent applications only in foreign countries where we believe the commercial opportunities require it, considering our available financial resources and the needs for our technology. This has resulted, and will continue to result, in the irrevocable loss of patent rights in all but a few foreign jurisdictions.

Patents we receive may be challenged, invalidated or circumvented in the future, or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We are subject to risks related to future business outside of the United States.

Over time, we may develop business relationships outside of North America, and as those efforts are pursued, we will face risks related to those relationships such as:

•	foreign currency fluctuations;
•	unstable political, economic, financial and market conditions;
•	import and export license requirements;
•	trade restrictions;
•	increases in tariffs and taxes;
•	high levels of inflation;
•	restrictions on repatriating foreign profits back to the United States;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	less favorable intellectual property laws, and the lack of intellectual property legal protection;
•	regulatory requirements;
•	unfamiliarity with foreign laws and regulations; and
•	changes in labor conditions and difficulties in staffing and managing international operations.

The volatility of certain raw material costs may adversely affect operations and competitive price advantages for products that incorporate our technology.

Most of the chemicals and other key materials that we use in our business, such as minerals, fiber materials and packaging materials, are neither generally scarce nor price sensitive, but prices for such chemicals and materials can be cyclical. Super Absorbent Polymer (SAP) beads, which are a petrochemical derivative, have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present. Should the volume of our sales increase dramatically, we may have difficulty obtaining SAP beads or other raw materials at a favorable price. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Certain of our products sales historically have been highly impacted by fluctuations in seasons and weather.

Industrial odor control products have proven highly effective in controlling volatile organic compounds that are released as vapors produced by decomposing waste material. Such vapors are produced with the highest degree of intensity in temperatures between 40 degrees Fahrenheit (5 degrees Celcius) and 140 degrees Fahrenheit (60 degrees Celcius). When weather patterns are cold or in times of precipitation, our clients are less prone to use our products, presumably because such vapors are less noticeable or, in the case of precipitation, can be washed away or altered. This leads to unpredictability in use and sales patterns.

Risks Relating to our Common Stock

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the OTC Markets (OTCQB). Being quoted on the OTCQB has made it more difficult to buy or sell our stock and from time to time has led to a significant decline in the frequency of trades and trading volume. Continued trading on the OTCQB will also likely adversely affect our ability to obtain financing in the future due to the decreased liquidity of our shares and other restrictions that certain investors have for investing in OTCQB traded securities. While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another stock exchange when our company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq or another stock exchange.

The market price of our stock is subject to volatility.

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

•	developments with respect to patents or proprietary rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;
•	conditions and trends in our industry;
•	new accounting standards;
•	general economic, political and market conditions and other factors; and
•	the occurrence of any of the risks described in this Annual Report.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Because our common stock is not quoted on the Nasdaq National Market or Nasdaq Capital Market or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, which we expect for the foreseeable future, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer and current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell their shares.

Because our shares are deemed “penny stocks,” new rules make it more difficult to remove restrictive legends.

Rules put in place by the Financial Industry Regulatory Authority (FINRA) require broker-dealers to perform due diligence before depositing unrestricted common shares of penny stocks, and as such, some broker-dealers, including large national firms, are refusing to deposit previously restricted common shares of penny stocks. As such, it may be more difficult for purchases of shares in our private securities offerings to deposit the shares with broker-dealers and sell those shares on the open market.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings that may be generated in the future to finance operations. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

ITEM 2. PROPERTIES

Our company owns no real property. We currently lease approximately 9,000 square feet of office and industrial space at 14921 Chestnut St., Westminster, CA 92683. The current lease term is from September 1, 2016 to August 31, 2020, at a monthly base rent of $8,379 throughout the term. In addition to serving as our principal offices, it is also a manufacturing facility where we manufacture our products, including our CupriDyne Clean Industrial Odor, and Specimen Transport Solidifiers.

We also lease approximately 1,300 square feet of office and lab space from the University of Alberta. The current lease term expires June 30, 2018, at monthly fee of $5,380 Canadian dollars. These offices serve as our primary research and development facilities.

Our telephone number is (949) 643-9540.

ITEM 3. LEGAL PROCEEDINGS

Our company is not a party to any material legal proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”.

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2015		2016
	High	Low	High	Low
First Quarter	$0.46	$0.27	$0.49	$0.32
Second Quarter	$0.39	$0.26	$0.48	$0.31
Third Quarter	$0.72	$0.30	$0.96	$0.40
Fourth Quarter	$0.66	$0.43	$0.86	$0.64

The closing bid price for our common stock on March 28, 2017, was $0.52 per share. As of such date, there were approximately 680 registered owners of our common stock. We believe that the number of beneficial owners is substantially higher than this amount.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders (1)	9,916,586	$0.46	1,981,414
Equity compensation plans not approved by security holders (2)	20,148,766	$0.43	n/a
Total	30,065,352	$0.44	1,981,414

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

(2)

This includes various issuances to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our Board of Directors, or as part of their agreement for services. Additional detail is available in Note 5 of our financial statements.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Winter 2016 Unit Offering

On December 27, 2016, we commenced a private offering (the “Winter 2016 Unit Offering”) which offered the sale of $600,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant.

The promissory notes issued to investors were convertible at $0.57 cents per share, mature December 31, 2019, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.57 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.57 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.70 per share of common stock and the warrants expire on December 31, 2021. We may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) our common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to this Form S-1.

Our Winter 2016 Offering terminated on January 13, 2017. In the aggregate, we received $292,000 in investments from six accredited investors, and issued warrants to purchase 512,281 shares of our common stock. (See Note 6.) Of these amounts, $167,000 was received and warrants to purchase 292,983 shares were issued in the year ended December 31, 2016.

Conversion of 2015 Unit Offering

During the three-month period ended December 31, 2016, pursuant to the terms of the 2015 Unit Offering, two investors elected to convert $249,833 of principal amount of outstanding notes payable, plus outstanding interest, into an aggregate 897,654 shares of our common stock.

Stock for Service and Interest

On December 30, 2016, we issued 1,480,000 shares of our common stock as a result of the exercise of stock purchase warrants.

On December 29, 2016, we issued 50,314 shares of our common stock to a company providing ongoing services as payment for services totaling $36,000.

On December 21, 2016, we issued 209,506 shares of our common stock to investors in our 2015 Unit Offering as payment for interest due on their promissory notes.

On October 14, 2016, we issued 22,594 shares of our common stock to a company providing ongoing services pursuant to our contract.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2016 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2016 and 2015

Revenue

In 2016, our revenue increased 120% to $281,106, from $127,582 in 2015, comprised mainly from product revenue with the remainder from licensing revenue. Our revenue from product sales increased 77% in 2016 to $226,106. Our product revenue in 2016 consisted primarily of sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency, our Suction Canister Solidifiers to military hospitals, and our CupriDyne Clean Industrial Odor Eliminator. We also generated sales from our animal bedding additive and the private label of our liquid Stain and Odor Eliminator products. The increase in our sales in 2016 primarily from the increased volume of sales of our Specimen Transport Solidifier and the introduction of a new product, our CupriDyne Clean Industrial Odor Eliminator.

Almost half of our product sales were to the US Government through our distributor Downeast Logistics. The vast majority of these sales are made through a bid process in response to a request for bids to which any qualified vendor can respond, and approximately 75% of the sales were from only three transactions. We cannot know in advance the frequency or size of such requests from the US Government, or whether our bids will be successful and as such we are uncertain as to whether our 2017 revenue for these products will be less than, equal to, or more than that in 2016. With respect to our CupriDyne Clean Industrial Odor Control product, we do not have a long enough sales history to identify trends or uncertainties related to that product.

In 2016, we recognized $55,000 of licensing revenue from our license agreement with Clarion Water (see Note 3). We do not expect any licensing revenue from Clarion Water in 2017, nor do we currently have other licensing agreements with third parties in place.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 30 research grants from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The amount of grant income increased from $99,120 in 2015 to $161,430 in 2016. The total value of grants awarded during 2016 was approximately $1,100,000, although the majority of grant funds are paid directly to third parties. Amounts paid directly to third parties are not included as income in our financial statements.

Although we are continuing to apply for government and industry grants, and have been successful in so applying in the past, we cannot be certain of continuing those successes in the future.

Cost of Goods Sold

Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the manufacturing of our products. Because we have not achieved a meaningful product revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately. As a percentage of gross sales, our costs of goods was 38% in 2016 versus 49% in 2015.

Selling, General and Administrative Expense

 Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense. Our SG&A expenses increased by 5% ($162,873) in 2016. The largest components of our SG&A expenses included:

Category	2015	2016	Percent Increase (Decrease)
Salaries and payroll-related expenses	$871,870	$1,096,726	26%
Consulting expenses	$1,041,896	$780,217	(25%)
Professional fees	$725,762	$478,304	(34%)
Investor relations fees	$135,926	$274,968	102%
Board of Director Expenses	$372,675	$371,552	0%

Our salaries and payroll related expenses increased in 2016 due to an increased level of activities related to our operations, including sales. Approximately $200,000 of salaries and payroll expense in 2015 was related to the extension of stock options issued in 20101, and without that expense our salaries and payroll related expenses increased by 63% in 2016. Additionally, some vendors that were consultants were hired on as employees and thus their expenses are classified as salaries in 2016; this accounts for a portion of the decrease in consulting expenses.

With respect to our professional fees, approximately $360,000 of the 2015 expense was non-cash related to the extension of options issued in 2010, noted above. Without those expenses, our professional fees increased by 31% in 2016. This increase was a result of increased legal work for patent application and prosecutions and preparation of the Form S-1 filed on January 25, 2017.

Our investor relations fees increased due to increased efforts and activities at various conferences and with consultants promoting the BioLargo brand.

Research and Development

In 2016, we significantly expanded our research and development activities. Specifically, following the investment by Sanatio into our subsidiary Clyra Medical on December 30, 2015, we reinitiated our medical product development and testing activities, retaining experienced consultants and FDA certified laboratories to assist in the process. At our research lab in Canada, we hired more researchers and expanded our physical lab space. We also purchased lab equipment, and increased our efforts to obtain government and industry grants. In total, our R&D expenses increased 102% ($697,402) compared with 2015.

_____________________________

1 Our SG&A expenses in 2015 included a non-cash expense of approximately $700,000 for the extension of options issued in 2010 for reductions in payment of amounts owed. Although this $700,000 expense is recorded in 2015, it is not reflective of our level of activities in 2015. As such, management believes that a comparison of the 2015 and 2016 year periods is more instructive as to the increase or decrease in company activities without that expense.

Interest expense

Our interest expense significantly increased in the year ended December 31, 2016 (from $994,668 in 2015 to $3,129,104), due to an increase in outstanding debt earning 12% annual interest related to our 2015 Unit Offering. The aggregate principal amount due on notes owed to investors increased during 2016 by $2,614,696. The notes issued in our 2015 Unit Offering, and Winter 2016 Unit Offering, were issued with stock purchase warrants as “units”, and are convertible at our option into our common stock (see Part II, Item 2, “2015 Unit Offering”, “Conversion of Notes”, and “Summer 2014 Offering”). We expect our interest expense to increase in 2017 as compared with 2016, due to the significant increase in our end-of-year principal balance of note payables.

Additionally, our interest expense increased as a result of the issuance of stock purchase warrants in conjunction with our convertible promissory notes. We recorded the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which resulted in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to continue to increase because in 2017 we will have a full year of amortization.

Net Loss

Net loss for the year ended December 31, 2016 was $8,074,335 a loss of $0.09 per share, compared to a net loss for the year ended December 31, 2015 was $5,077,030, a loss of $0.06 per share. The increase in net loss per share for the year ended December 31, 2016 is primarily attributable to an expense associated with the features of warrants issued to our one-year note holders in July 8 and December 30, 2016, and an increase in our SG&A and Research and Development activities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, at December 31, 2016, we had working capital of $861,929 , current assets of $2,061,682, long-term (convertible) debt obligations of $5,250,668, and an accumulated stockholders’ deficit of $91,915,426 . The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technology. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $1,910,153 at December 31, 2016. In the year ended December 31, 2016, we recorded revenues of $281,106, received cash from government reimbursement grants for our Canadian research programs totaling $161,430, and had $200,103 of outstanding accounts payable and accrued expenses.

The short-term demands on our liquidity consist of our obligations to pay our employees, consultants, and for other ongoing operational obligations, including research and development activities. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the immediate future.

As of December 31, 2016, we had $5,860,668 in principal amounts due on various debt obligations (see Note 4, “Debt Obligations”, of the Notes to the Consolidated Financial Statements), all but $610,000 of which is convertible at our option at maturity. Of this amount, $4,800,097 is due on notes convertible into shares of our common stock at our option on their maturity dates on June 1, 2018, $283,571 is convertible into shares of our common stock at our option on their maturity dates on September 17, 2019, $167,000 is convertible into shares of our common stock at our option on their maturity dates on December 31, 2019, and $280,000, maturing July 8, 2017 and $280,000 maturing December 30, 2017 that is convertible by the holder at any time. After December 31, 2016 the holders of $280,000 notes maturing July 8, 2017 converted their notes to equity (see Note 10, “Subsequent Events”, of the Notes to the Consolidated Financial Statements). We also had $50,000 principal amount outstanding due on a line of credit that is payable December 1, 2017. Interest continues to accrue on each of these notes. Additionally, we had $200,103 of accounts payable and accrued expenses (see Note 7, “Accounts Payable and Accrued Expenses”, of the Notes to the Consolidated Financial Statements).

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of offerings of debt with equity or derivative features which include the valuation of the warrant component, any beneficial conversion feature and potential derivative treatment, and share-based payments. We base our estimates on anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

Valuation of Offerings of Debt with Equity or Derivative Features

The Company has established a policy relative to the methodology to determine the accounting treatment of equity or derivative features in a unit offering with a debt instrument. The Company initially determines whether specific features in a unit offering require separation from the unit and treatment as a derivative or equity component. The fair value of the derivative or equity component is calculated using option models. The derivative component is recorded as a liability while the equity component is recorded in stockholders’ equity. The equity component is further separated into an option component and a beneficial conversion feature component. Finally, the Company determines whether relative fair value treatment is appropriate for the option and beneficial conversion features.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2015 and 2016 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and through its evaluation of those internal control procedures, our management concluded that our internal controls over financial reporting are effective as of December 31, 2016.

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

Changes in Internal Control

During the year ended December 31, 2016 we continued to work to improve our internal control over financial reporting. Although management does not believe any of these changes by itself materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, it does believe these changes have improved those controls. These changes included implementation of Microsoft’s cloud based office products, refinement of procedures related to the issuance and conversions of securities, management of existing patents through Thomson’s web based system, refinement of procedures at our subsidiaries, implementation of a cloud based accounting system, and refinement of procedures related to expense reporting and third party contracts.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders, currently scheduled to be held on June 19, 2017 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.2	Certificate of Designations of BioLargo, Inc. creating Series A Preferred Stock	Form 10-KSB	11/16/2004
3.3	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Stock Option dated April 9, 2012 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	4/10/2012
4.4	Form of Warrant issued in Summer 2013 Offering	Form 10-K	3/31/2015
4.5	Stock Option dated July 17, 2013 issued to Chief Financial Officer Charles K. Dargan II.J10	Form 8-K	7/18/2013
4.6	$50,000 Line of Credit dated November 19, 2013	Form 10-K	3/31/2015
4.7	Form of Clyra Warrant issued in Clyra Spring 2014 Offering	Form 10-K	3/31/2015
4.8	Form of BioLargo Warrant issued in Clyra Spring 2014 Offering	Form 10-K	3/31/2015
4.9	Stock Option dated June 23, 2014 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	6/25/2014
4.10	Form of Warrant issued in Summer 2014 Offering	Form 10-Q	8/15/2014
4.11	Form of December/January Notes issued in December 2014/January 2015	Form 10-K	3/31/2015
4.12	Form of Warrant issued to December 2014/January 2015 noteholders	Form 10-K	3/31/2015
4.13	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.14	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.15	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.16	Stock Option dated September 29, 2015 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	10/2/2015
4.17	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016

4.18	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.19*	$300,000 Line of Credit issued June 2016
4.20	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.21	Securities Purchase Agreement dated July 8, 2016	Form 10-Q	11/14/2016
4.22	Form of Note issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.23	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.24	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.25	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.26	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.27	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.28	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Dennis P. Calvert	Form 10-KSB	5/4/2007
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code	Form 10-KSB	5/4/2007
10.3†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert	Form 8-K	12/31/2012
10.4†	Amendment to the April 30, 2007 Employment Agreement between the Company and Kenneth R. Code	Form 8-K	12/31/2012
10.5†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano	Form 8-K	1/16/2008
10.6†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.7†	February 1, 2010 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/5/2010
10.8†	February 1, 2011 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	3/23/2011
10.9†	July 17, 2013 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	7/18/2013
10.10†	June 23, 2014 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	6/25/2014

10.11†	September 29, 2015 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	10/2/2015
10.12†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.13	License Agreement with Insultech Manufacturing LLC dba Clarion Water	Form 10-Q	8/15/2014
10.14	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.15	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.16	Commercial Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.17	Commercial Lease Agreement for 3500 Garry Avenue, Santa Ana CA 92704	Form 8-K	5/2/2013
10.18	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Haskell & White LLP.
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

BIOLARGO, INC.

Date: March 30, 2017	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief Executive Officer	March 30, 2017
Dennis P. Calvert	and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 30, 2017
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 30, 2017
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary and Director	March 30, 2017
Joseph L. Provenzano

/s/ Gary A. Cox	Director	March 30, 2017
Gary A. Cox

/s/ Dennis E. Marshall	Director	March 30, 2017
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 30, 2017
Kent C. Roberts II

/s/John S. Runyan	Director	March 30, 2017
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2015 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioLargo, Inc. and Subsidiaries as of December 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2015 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations and has limited capital resources, and a net stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/HASKELL & WHITE LLP

Irvine, California

March 30, 2017

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2016

	DECEMBER 31, 2015	DECEMBER 31, 2016

Assets
Current assets:
Cash and cash equivalents	$1,763,114	$1,910,153
Accounts receivable	41,431	67,994
Inventories	37,435	34,446
Prepaid expenses and other current assets	49,167	4,089
Total current assets	1,891,147	2,016,682

Equipment, net of depreciation	—	59,315
Other non-current assets, net of amortization	19,157	36,729
Total assets	$1,910,304	$2,112,726

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$324,983	$200,103
Accrued officer bonus	—	80,000
Convertible notes payable	—	560,000
Discount on convertible notes payable, net of amortization	—	(398,910)
Derivative warrant liability	—	663,560
Line of credit	—	50,000
Deposits	135,000	—
Total current liabilities	459,983	1,154,753

Long-term liabilities:
Convertible notes payable	3,245,972	5,250,668
Discount on convertible notes payable and line of credit, net of amortization	(2,937,019)	(3,522,497)
Total liabilities	768,936	2,882,924

COMMITMENTS, CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2015 and December 31, 2016, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 85,648,015 and 92,975,970 Shares Issued, at December 31, 2015 and December 31, 2016, respectively.	57,236	62,179
Additional paid-in capital	84,410,821	90,609,774
Accumulated other comprehensive loss	(40,567)	(81,694)
Accumulated deficit	(84,075,695)	(91,915,426)

Total Biolargo Inc. and Subsidiaries stockholders’ equity (deficit)	351,795	(1,325,167)
Non-controlling interest (Note 8)	789,573	554,969

Total stockholders’ equity (deficit)	1,141,368	(770,198)

Total liabilities and stockholders’ equity	$1,910,304	$2,112,726

See accompanying notes to unaudited consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	DECEMBER 31, 2015	DECEMBER 31, 2016

Revenue
Product revenue	$127,582	$226,106
License revenue	—	55,000

Total revenue	127,582	281,106
Cost of revenue	(62,067)	(105,877)
Gross profit	65,515	175,229

Selling, general and administrative expenses	3,551,522	3,714,398
Research and development	684,554	1,381,956
Depreciation and amortization	10,920	13,736
Operating loss	(4,181,481)	(4,934,861)

Other (expense) income:
Grant income	99,122	161,430
Interest expense	(994,671)	(3,129,104)
Change in derivative liability	—	(171,800)
Total Other (expense) income	(895,549)	(3,139,474)

Net loss	(5,077,030)	(8,074,335)

Net loss attributable to noncontrolling interest	(21,054)	(234,604)

Net loss attributable to common stockholders	$(5,055,976)	$(7,839,731)

Net loss per share attributable to common stockholders:

Loss per share attributable to stockholders – basic and diluted	$(0.06)	$(0.09)
Weighted average number of common shares outstanding:	84,112,356	87,936,783

Comprehensive loss attributable to common stockholders

Net loss	$(5,077,030)	$(8,074,335)
Foreign translation adjustment	(40,567)	(41,127)

Comprehensive loss	(5,117,597)	(8,115,462)

Comprehensive loss attributable to noncontrolling interest	(21,054)	(234,604)

Comprehensive loss attributable to stockholders	$(5,096,543)	$(7,880,858)

See accompanying notes to unaudited consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, December 31, 2014	82,909,300	$55,293	$78,511,529	$(79,019,719)	$—	$60,627	$(392,270)
Issuance of stock in exchange for Clyra shares	1,640,000	1,099	(1,099)	—	—	—	—
Conversion of equity to notes payable	(530,000)	(355)	(211,662)	—	—	—	(212,017)
Issuance of common stock to vendors and interest to note holders	631,643	530	359,834	—	—	—	360,364
Conversion of 2015 Unit offering notes into shares of common stock	258,236	173	64,386	—	—	—	64,559
Issuance of common stock to vendors and interest to Officers	738,837	496	309,479	—	—	—	309,975
Stock option compensation expense	—	—	1,831,313	—	—	—	1,831,313
Warrants and conversion feature issued as discount on convertible notes payable	—	—	3,474,721	—	—	—	3,474,721
Fair value of warrants issued as fees for convertible notes payable	—	—	72,320	—	—	—	72,320
Investment into Clyra Medical Technologies	—	—	—	—	—	750,000	750,000
Net loss	—	—	—	(5,055,976)	—	(21,054)	(5,077,030)
Foreign currency translation	—	—	—	—	(40,567)	—	(40,567)
Balance, December 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$(40,567)	$789,573	$1,141,368
Issuance of common stock to vendors and interest to note holders	2,342,264	1,599	991,479	—	—	—	993,078
Conversion of 2015 Unit offering notes into shares of common stock	2,167,420	1,452	587,919	—	—	—	589,371
Exercise of warrants	2,818,271	1,892	862,117	—	—	—	864,009
Stock option compensation expense	—	—	751,113	—	—	—	751,113
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	3,006,325	—	—	—	3,006,325
Net loss	—	—	—	(7,839,731)	—	(234,604)	(8,074,335)
Foreign currency translation	—	—	—	—	(41,127)	—	(41,127)

Balance, DECEMBER 31, 2016	92,975,970	$62,179	$90,609,774	$(91,915,426)	$(81,694)	$554,969	$(770,198)

See accompanying notes to unaudited consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	DECEMBER 31, 2015	DECEMBER 31, 2016
Cash flows from operating activities
Net loss	$(5,077,030)	$(8,074,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,831,313	751,113
Common stock issued for interest and in lieu of salary to officers and fees for services from consultants and officers and board of directors	670,339	993,078
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	808,572	2,610,764
Change in fair value of derivative warrant liability	—	171,800
Amortization and depreciation expense	10,920	15,887
Changes in assets and liabilities:
Accounts receivable	(35,814)	(26,563)
Inventories	(11,921)	2,989
Accounts payable and accrued expenses	(110,554)	(124,880)
Accrued officer bonus	—	80,000
Deposits	35,000	(135,000)
Prepaid expenses and other assets	(4,167)	14,235

Net cash used in operating activities	(1,883,342)	(3,720,912)

Cash flows from investing activities
Equipment purchases	—	(61,931)

Net cash used in investing activities	—	(61,931)

Cash flows from financing activities
Proceeds from convertible notes payable	2,804,713	2,307,000
Proceeds from the sale of stock in majority-owned subsidiary	750,000	—
Proceeds from notes payable	—	500,000
Proceeds from line of credit	—	300,000
Proceeds from warrant exercise	—	864,009
Payment of financing costs	(22,150)	—

Net cash provided by financing activities	3,532,563	3,971,009

Net effect of foreign currency translation	(40,567)	(41,127)
Net change in cash	1,608,654	147,039
Cash at beginning of year	154,460	1,763,114

Cash at end of period	$1,763,114	$1,910,153

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,855	$—
Income taxes	$4,000	$7,681
Non-cash investing and financing activities
Fair value of warrants issued in conjunction with convertible notes and letter of credit	$3,474,721	$3,006,325

Fair value of warrants issued for financing fees	$72,320	$—

Conversion of convertible notes payable into common stock	$276,576	$589,371

Conversion of lines of credit into convertible notes payable	$—	$250,000

See accompanying notes to unaudited consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2016, we had a net loss of $8,074,335, and, at December 31, 2016, we had working capital of $861,929, current assets of $2,016,682, various debt obligations in principal amount of $5,860,668, an accumulated deficit of $91,915,426, and a net stockholders’ deficiency. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our BioLargo technology. These consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $1,910,153 at December 31, 2016. During the year ended December 31, 2016, we received $3,971,009 net proceeds from our private securities offerings, including the exercise of warrants issued in prior offerings We generated revenues of $281,106 in the year ended December 31, 2016. Although this was an increase over the prior year, it was not sufficient to fund our operations. We do not expect our operations will generate enough revenue to fund our operations in 2017. We believe our cash position is sufficient to maintain our current level of operations and research/development, we will be required to raise substantial additional capital to expand our operations and fund our future business plans.

Organization

We were initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. We operate six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc., organized under the laws of the State of California in 2016, and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we are majority owner of Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012 (see Note 9).

Business Overview

We feature three patent protected platform technologies with diverse product opportunities across multiple industries –AOS, CupriDyne, and Isan. Each features the use of the all-natural iodine molecule. While they all use iodine, they are quite different in terms of the methods by which they exploit the use of iodine, the form and composition of iodine used, and therefore their function and value proposition can be quite different for each commercial application.

Note 2. Summary of Significant Accounting Policies

In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, transaction gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents with one financial institution. As of December 31, 2016, our cash deposits were greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. From time to time during the year we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution, however, we do not anticipate non-performance.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts was $3,818 at December 31, 2015 and $0 at December 31, 2016.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	DECEMBER 31, 2015	DECEMBER 31, 2016

Raw material	$12,162	$14,555
Finished goods	25,273	19,891
Total	$37,435	$34,446

Other Assets

Other Assets consists of payments made to purchase patents related to our efforts in commercializing the Isan system and a security deposit of $27,467 related to our business offices.

For each of the years ended December 31, 2015 and 2016 we recorded amortization expense totaling $10,920.

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2015 and 2016, management determined that there was no impairment of its long-lived assets.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2015 and 2016, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, allowance for bad debt, asset depreciation and amortization, and payroll taxes, among others.

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our financial statements.

Share-based Payments

For stock and stock options issued to consultants and other non-employees for services, the Company measures and records an expense as of the earlier of the date at which either: a commitment for performance by the non-employee has been reached or the non-employee’s performance is complete. The equity instruments are measured at the current fair value, and for stock options, the instruments are measured at fair value using the Black Scholes options model.

For equity instruments issued and outstanding where performance is not complete, but the instrument has been recorded, those instruments are measured again at their then current fair market values at each of the reporting dates (they are “marked-to market”) until the performance and the contract are complete.

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

Revenue Recognition

Revenues are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Although we don’t have a history of returns, we guarantee satisfaction of many of our products and would accept returns if requested by our customer. We also may generate revenues from royalties and license fees from our intellectual property. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company's financial instruments as of December 31, 2015 and 2016 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 30 grants totaling approximately $1,100,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the impact of the standard and believes that it will not materially affect the financial statements and related disclosures.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines will not substantially impact our revenue presentation.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. The update gives guidance as to the treatment of debt issuance costs, which requires entities to present debt issuance costs to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has adopted this update and believes it does not have a material affect the financial statements and related disclosures.

Note 3. Deposits

Licensing Revenue

In 2012, we executed a joint venture agreement with Peter Holdings Pty. Ltd., the principal developer of the Isan System, whereby we jointly purchased the intellectual property associated with the Isan System, and agreed to share any royalties from any licensing revenue generated from the Isan System on an equal 50/50 basis.

In February 2014, we received a deposit of $100,000 from InsulTech Manufacturing, LLC, an Arizona limited liability company d/b/a Clarion Water (“Clarion Water”) towards a worldwide, exclusive license of the Isan System. On August 12, 2014, we entered into a license agreement with Clarion Water in which we granted an exclusive license to commercialize the Isan System for a term expiring the latter of 10 years or upon the expiration of the licensed patents. The license agreement provides that the $100,000 deposit is non-refundable, and is to be credited to future payments of royalties or sublicense fees due under the license agreement. The agreement further provides for a 10% royalty of licensee’s “net sales revenue”, and 40% of sublicensing fees. The Licensee was required to make minimum payments beginning July 1, 2016, of $50,000 per quarter to maintain exclusivity and as of July 1 and December 31, 2016, the Licensee is not making this payment and has relinquished exclusivity rights. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements. Clarion Water’s work to commercialize the Isan System continues. (See Part I, Item 2, “Our Business – Clarion Water”.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are obligated to share any revenues under the agreement on an equal basis with Peter Holdings Pty. Ltd. On July 1, 2016, per the terms of the agreement the $100,000 deposit received in 2014 was recorded to Royalty revenue, offset by the $45,000 share paid to Peter Holdings Pty. Ltd.

Investor Deposit

On December 18, 2015, we received $35,000 from a potential investor in our 2015 Unit Offering (see Note 4). We did not receive a subscription agreement from that individual until after December 31, 2015, and thus we recorded this amount as a deposit until we received the executed documents and formally accepted the investment in 2016.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of the dates indicated:

	DECEMBER 31, 2015	DECEMBER 31, 2016

Convertible notes, mature June 1, 2018	$3,245,972	$4,800,097
Convertible notes, mature September 17, 2019	—	283,571
Convertible notes, mature July 8, 2017	—	280,000
Convertible notes, mature December 30, 2017	—	280,000
Convertible notes, mature December 31, 2019	—	167,000
Line of credit, matures December 1, 2017	—	50,000
Total	$3,245,972	$5,860,668

The Unit Offerings of a convertible promissory note and a Series A stock purchase warrant are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model, and recorded as a liability on the balance sheet. The warrant is measured again at its then current fair value at each subsequent reporting dates (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The adjusted BCF value is accounted for as equity.

The warrant and BCF fair values are also recorded as a discount to the convertible promissory notes. As present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

For the years ended December 31, 2015 and 2016 we recorded $994,671 and $3,129,104 of interest expense related to the amortization of the discount on our convertible notes payable, and interest expense related to our outstanding convertible promissory notes and line of credit.

Convertible Notes, mature June 1, 2018

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
			$4,811,713

The closing stock price on December 30, 2016 (the last trading day of the year) was $0.83 per share.

During the year ended December 31, 2016, we received $2,140,000 and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible at the Unit price set forth in the investor’s subscription agreement. Of this amount, notes in the face amount of $985,000 were issued at a Unit price of $0.35, and $1,155,000 at a Unit price of $0.55. Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 6.)

During the year ended December 31, 2015, we received $2,671,713 and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at a rate of 12% per annum, and are convertible at the Unit price set forth in the investor’s subscription agreement. Of this amount, notes in the face amount of $1,535,000 were issued at a Unit price of $0.25, and $1,136,713 at a Unit price of $0.35. Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 6.)

During the year ended December 31, 2016, investors elected to convert an aggregate $589,371 principal amount promissory notes issued in our 2015 Unit Offering into 2,167,420 shares of our common stock (see Note 5, “Common Stock”). As of December 31, 2016, $4,140,213 of these notes remain outstanding.

December/January Notes

In January 2015, we received $133,000 and issued unsecured convertible promissory notes each with a one-year maturity date, which accrue interest at a rate of 12% per annum. Each noteholder, for no additional consideration, received a stock purchase warrant exercisable at $0.30 per share, which expires January 2018. (See Note 6).

The funds received as part of our December/January Notes totaled $333,000. During the year ended December 31, 2015, these investors converted their investments, including principal and interest in the aggregate amount of $383,913, into convertible promissory notes on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.25 per share, maturing June 1, 2018. Additionally, the investors received a Series A stock purchase warrant to purchase 1,909,301 shares of our common stock at an exercise price of $0.40 per share. (See Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summer 2014 Offering Conversions

During 2015, investors included in our Summer 2014 Offering exercised their right to convert their equity investment into the 2015 Unit Offering. In exchange for a note and warrant on the terms offered in our 2015 Unit Offering (see above), we agreed to cancel 530,000 shares of our common stock issued as part of the Summer 2014 Offering, such that the original equity investment $212,000 was cancelled and we issued new convertible promissory notes totaling $212,000 with an expiration date of June 1, 2018.

$50,000 Line of Credit

On November 19, 2013, we received $50,000 pursuant to a line of credit which accrues interest at a rate of 24%. We have pledged our inventory and accounts receivable as collateral. The maturity date of the line of credit was May 15, 2016.

 In September 2015, this line of credit, plus outstanding interest, was converted to a convertible promissory note in the principal amount of $58,530, and a Series A stock purchase warrant on the same terms as our 2015 Unit Offering, such that the note matures on June 1, 2018, and converts at a price of $0.25 per share, and the warrant allows the purchase of up to 234,120 shares at $0.40 per share.

One-Year Convertible Notes, mature July 8, 2017 and December 30, 2017

On December 30, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.57 per share) with a maturity date of December 30, 2017 to two accredited investors, in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. We are required to include the shares underlying the warrants in any registration statement (piggy back registration rights) subsequent to the Form S-1 filed January 24, 2017. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price. Thus, the warrants are presented as a derivative liability on our balance sheet. The fair value of these warrants was $331,760 at issuance, and this amount was recorded as a derivative liability. The remaining $280,000 was recorded as a debt discount.

On July 8, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of July 8, 2017 to two accredited investors’ in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.65 per share, which expire five years from the date of grant. We are required to include the shares underlying the warrants in any subsequent registration statement (piggy back registration rights). Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. Thus, the warrants are presented as a derivative liability on our balance sheet. The fair value of these warrants was $160,000 at issuance, and this amount was recorded as a derivative liability. The remaining $120,000 was recorded as a debt discount for the beneficial conversion feature embedded in the debt instrument. On December 31, 2016 we again calculated the fair value of the warrants, resulting in a change in the derivative liability of $171,800 and a total derivative liability of $331,800.

Line of Credit, matures December 1, 2017

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. The line of credit may be repaid following nine-months from the date of issuance or at the maturity date December 1, 2017.

Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 6). The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit into convertible promissory notes and stock purchase warrants on the same terms and notes issued in the 2015 Unit Offering (see section immediately below). As of December 31, 2016, $50,000 remains outstanding on this line of credit.

Convertible Notes, mature September 17, 2019

On September 17, 2016, investors in the line of credit (see “Line of Credit, matures December 1, 2017, above) converted $250,000 plus accrued interest of $33,571 into convertible promissory notes totaling $283,571 on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.55 per share, with the exception that these notes mature September 17, 2019, rather than June 1, 2018. Additionally, the investors received a Series A stock purchase warrant to purchase 515,583 shares of our common stock at an exercise price of $0.70 per share. (See Note 6).

Convertible Notes, mature December 31, 2019 – Winter 2016 Unit Offering

On December 27, 2016, we commenced a private securities offering (titled the “Winter 2016 Unit Offering”) which offered the sale of $600,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors were convertible at $0.57 cents per share, mature December 31, 2019, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.57 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.57 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.70 per share of common stock and expire on December 31, 2021.

The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to the Form S-1 filed January 24, 2017. The offering terminated on January 13, 2017 (see Note 10). We received $167,000 in investments from three accredited investors, and issued warrants to purchase 292,983 shares of our common stock. (See Note 6.)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 5. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue preferred stock, from time to time, on such terms and conditions as they shall determine. As of December 31, 2015 and December 31, 2016 there were no outstanding shares of our preferred stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the year ended December 31, 2016, we issued 2,342,264 shares of common stock in lieu of cash for fees for service provided by consultants and to settle our accrued interest liability, resulting in an aggregate grant date fair value of $993,078, which is recorded in selling general and administrative expense and interest expense.

During the year ended December 31, 2015 and 2016, we issued 258,236 and 2,167,420 shares of common stock per the request of noteholders’ to convert the principal balance due on promissory notes totaling $64,559 and $589,371, respectively.

During the year ended December 31, 2016, we issued 2,818,271 shares of our common stock and in exchange we received proceeds totaling $864,009 from the exercise of stock purchase warrants. There were no shares issued for the exercise of warrants during 2015.

During the year ended December 31, 2015, we issued 1,370,480 shares of common stock in lieu of cash for fees for service provided by consultants, to settle accrued and unpaid salary to officers and to settle our accrued interest liability, resulting in an aggregate grant date fair value of $670,339, which is recorded in selling general and administrative expense and interest expense.

Our total capitalization as of December 31, 2016 is:

Description	Shares
Outstanding Common Stock:	92,975,970
Outstanding Options:	30,065,352
Outstanding Warrants:	20,035,114
Subtotal:	143,076,436
Shares issuable upon conversion of Convertible Promissory Notes:	15,063,278
Total*	158,139,714

The total shares issued in the above table of 158,139,714 assumes that all options and warrants are exercised and that all convertible notes are converted to common stock. The total does not take into account future stock issuances related to the payment of interest.

Share-Based Compensation

During the year ended December 31, 2015 and 2016, we recorded an aggregate $1,831,313 and $751,113, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

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

On March 21, 2016, our Board of Directors extended by five years the expiration of options to purchase 307,777 shares of our common stock issued to our Board of Directors and vendors in March 2011. The options were originally issued in exchange for unpaid obligations and now expire on March 21, 2021. The fair value of the options resulted in additional $119,971 of selling, general and administrative expenses.

On September 30, 2015, our CFO Charles K. Dargan, II agreed to extend his engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been serving as our Chief Financial Officer. The Engagement Extension Agreement dated as of September 30, 2015 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2016 (the “Extended Term”), is retroactively effective to February 1, 2015. During the Extended Term, Mr. Dargan shall be compensated through the issuance of an option to purchase 300,000 shares of our common stock that vest over the term of the engagement with 120,000 shares vested as of September 30, 2015, and the remaining shares to vest 15,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date. During the year ended December 31, 2015 and 2016, we recorded $94,050 and $76,950 of selling, general and administrative expense. On February 10, 2017, we again extended Mr. Dargan’s agreement, and issued him an additional option to purchase 300,000 shares of our common stock, at a strike price of $0.69 per share which is equal to the closing price of our common stock on February 10, 2017. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his Agreement is in full force and effect.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2015, our board of directors extended by five years the expiration of options to purchase an aggregate 1,772,581 shares of our common stock issued to consultants, vendors and employees on August 4, 2010. The options were originally issued in exchange for accrued and unpaid amounts owed to the individuals, at an exercise price of $0.30 and now expire August 4, 2020. Fair value of the option totaled $620,403 of additional selling, general and administrative expenses.

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

On June 24, 2015, our board of directors extended by five years the expiration of an option to purchase 200,000 shares of our common stock issued to our Chief Science Officer in February 2010. The option was issued in exchange for unpaid salary obligation at an exercise price of $0.575 and now expires February 5, 2020. The fair value of the option totaled $68,000 and was recorded as a selling, general and administrative expense.

On April 20, 2015, we issued an option to purchase 700,000 shares of our common stock to a consultant. The option vests ratably over two years, expires ten years from the date of issuance, and is exercisable at $0.40 per share. The price of our common stock on the grant date was $0.34 per share. The fair value of this option totaled $238,000 and is being expensed as selling, general and administrative expense over the vesting period. During the year ended December 31, 2015 and 2016, we recorded $79,280 of selling, general and administrative expense. This contract ended August 2016 and the remaining unvested 262,500 options were cancelled.

Activity for our stock options under the 2007 Plan for the year ended December 31, 2015 and 2016 is as follows:

						Weighted
						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balance, December 31, 2014	8,601,086	3,398,914	$0.23	-	1.89	$0.44
Granted	1,040,000	(1,040,000)	0.30	-	0.58	0.35
Plan classification	600,000	(600,000)	0.30	-	0.60	0.33
Balance, December 31, 2015	10,241,086	1,758,914	$0.22	-	1.89	$0.44
Granted	40,000	(40,000)		0.45		0.45
Exercised	(102,000)	—		0.35		0.35
Cancelled	(262,500)	262,500		0.40		0.40
Balance, December 31, 2016	9,916,586	1,981,414	$0.22	-	1.89	$0.46

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2016.

				Weighted		Currently Exercisable
				Average	Weighted
Options				Remaining	Average	Number	Weighted
Outstanding				Contractual	Exercise	Of Shares	Average
at December 31, 2016	Exercise Price			Life	Price	December 31, 2016	Exercise Price
525,000	$0.40	-	1.89	1	$1.06	525,000	$1.06
892,135	0.28	-	0.99	2	0.51	892,135	0.51
1,020,000	0.25	-	0.70	3	0.55	1,020,000	0.55
3,650,528	0.22	-	0.57	4	0.37	3,650,528	0.37
1,656,262	0.34	-	0.40	5	0.36	1,656,262	0.36
715,161	0.28	-	0.40	6	0.36	715,161	0.36
640,000	0.30	-	0.65	7	0.48	640,000	0.48
477,500	0.38	-	0.40	8	0.42	477,500	0.42
340,000	0.45	-	0.57	9	0.56	340,000	0.56

9,916,586	$0.22	-	1.89	5	$0.46	9,916,586	$0.46

Options issued Outside of the 2007 Equity Incentive Plan

During the year ended December 31, 2016, we issued options to purchase 1,009,718 shares of our common stock at exercise prices ranging between $0.33 – $0.83 per share to vendors and to our members of our board of directors, in lieu of $316,007 in accrued and unpaid fees. The aggregate fair value of these options totaled $357,312 and is recorded as selling, general and administrative expenses.

During the year ended December 31, 2015, we issued options to purchase 2,075,934 shares of our common stock at exercise prices ranging between $0.33 – $0.65 per share to vendors and to our members of our board of directors, in lieu of $942,509 in accrued and unpaid fees. The fair value of these options totaled $887,864 and is recorded as selling, general and administrative expenses.

The grant-date fair value of the previously issued options that vested during the year ended December 31, 2015 and 2016 was $74,145 and $99,600, respectively.

Activity of our stock options issued outside of the 2007 Plan for the year ended December 31, 2015 and 2016 is as follows:

					Weighted
					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2014	17,965,291	$0.18	-	1.00	$0.40
Granted	2,075,931	0.25	-	0.65	0.40
Expired	(46,250)		0.30		0.30
Plan classification	(600,000)	0.30	-	0.63	0.33
Balance, December 31, 2015	19,394,975	$0.18	-	1.00	$0.40
Granted	1,009,718	0.33	-	0.83	0.48
Exercised	(255,927)		0.25		0.35
Balance, December 31, 2016	20,148,766	$0.18	-	1.00	$0.43

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2016.

				Weighted		Currently Exercisable
				Average	Weighted	Number of
Options				Remaining	Average	Shares at	Weighted
Outstanding at				Contractual	Exercise	December 31,	Average
December 31, 2016	Exercise Price			Life	Price	2016	Exercise Price
7,733,259		$0.18		.25	$0.18	7,733,259	$0.18
2,400,000		0.99		.25	0.99	2,400,000	0.99
691,975		0.55		2	0.55	691,975	0.55
800,000		1.00		5	1.00	800,000	1.00
168,750		0.40		6	0.40	168,750	0.40
1,497,986		0.30		6	0.30	1,497,986	0.30
3,122,093	0.25	-	0.65	7	0.32	3,122,093	0.32
2,120,947	0.33	-	0.47	8	0.37	2,120,947	0.37
1,388,166	0.33	-	0.65	9	0.47	1,238,116	0.47
225,641	0.60	-	0.83	10	0.76	225,641	0.76
20,148,766	$0.18	-	1.00	4	$0.40	19,998,766	$0.40

We recognize compensation expense for stock option awards on a straight-line basis for employees over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the year ended December 31:

	2015						2016
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.83	-	2.33%	1.60	-	2.38%	1.91	-	2.49%	1.36	-	2.14%
Expected volatility	794	-	821%	322	-	807%	623	-	738%	315	-	794%
Expected dividend yield		-			-			-			-
Forfeiture rate		-			-			-			-
Life in years		7		3	-	7		7			5

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

Series A Warrants

Pursuant to the terms of our 2015 Unit Offering, during the year ended December 31, 2016, we issued warrants to purchase up to an aggregate 5,429,872 shares of our common stock. Of this amount, warrants to purchase an aggregate 2,814,286 shares were issued at an exercise price of $0.45 per share, and warrant to purchase an aggregate 2,615,586 shares were issued at an exercise price of $0.70 per share. These warrants were issued to investors in our 2015 Unit Offering (see Note 4), as commissions to licensed brokers in conjunction therewith, and to other investors who converted their investors into notes on the same terms as the 2015 Unit Offering and Series A warrants. Series A Warrants totaling 4,059,744 expire June 1, 2020 and 854,545 expire July 31, 2021. The relative fair value of these warrants resulted in $2,115,874recorded as a discount on our convertible notes on our consolidated balance sheets in the periods presented.

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

Warrants Issued Concurrently with Line of Credit

During the year ended December 31, 2016 we issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire in June 2021. The relative fair value of warrants issued resulted in $237,405 discount on the letter of credit.

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

Warrants Issued Concurrently with One Year Convertible Notes

On July 8, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.65 per share and expire July 8, 2021. The fair value of warrants issued resulted in $160,000 discount on the one year convertible note. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. The warrant does not qualify for equity classification, therefore we have recognized the warrant as a derivative liability.

On December 30, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.75 per share and expire December 30, 2021. The fair value of warrants issued resulted in $280,000 discount on the one year convertible note. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. The warrant does not qualify for equity classification, therefore we have recognized the warrant as a derivative liability.

Warrants Issued Concurrently with Winter 2016 Unit Offering

On December 28, 2016 we issued warrants to purchase an aggregate 292,983 shares of our common stock to investors of our Winter 2016 Unit Offering (see Note 4). These warrants are initially exercisable at $0.70 per share and expire December 31, 2021. The fair value of warrants issued resulted in $167,000 discount on the convertible notes issued to the investors.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued Concurrently with December/January Notes

During the year ended December 31, 2015, we issued warrants to purchase an aggregate 266,000 shares of our common stock to holders of our December/January notes (see Note 5). These warrants are exercisable at $0.30 per share and expire January 2020. The fair value of warrants totaled $133,000 and was recorded as interest expense.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2014	8,838,122	$0.125	-	1.00
Issued	12,693,395	0.30	-	0.45
Exercised	—	0.30	-	0.50
Expired	(7,752,079)	0.25	-	0.75
Outstanding as of December 31, 2015	13,779,438	$0.125	-	1.00
Prior year extensions	4,634,637		0.30
Issued	6,822,855	0.35	-	0.75
Exercised	(2,818,271)	0.25	-	0.40
Expired	(2,383,545)	0.55	-	0.75
Outstanding as of December 31, 2016	20,035,114	$0.125	-	1.00

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

	2015			2016
Risk free interest rate	.97	-	1.60%	.95	-	1.96%
Expected volatility	255	-	332%	301	-	315%
Expected dividend yield		-			-
Forfeiture rate		-			-
Expected life in years	3	-	5	3	-	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	December 31,
	2015	2016
Accounts payable	$174,539	$22,231
Payroll tax liability	137,500	137,500
Officer bonus	—	80,000
Accrued interest	12,944	40,372

Total Accounts Payable and Accrued Expenses	$324,983	$280,103

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payroll tax liability is our estimate of payroll taxes due on the past services of independent contractors. We are currently attempting to reduce the liability to approximately $5,000 through the IRS Voluntary Classification Settlement Program.

On September 27, 2016, the board approved a $60,000 bonus for each of our Chief Executive and Chief Science Officers. As of December 31, 2016, $80,000 of this bonus remains to be paid. In January 2017, $40,000 was paid to each of our Chief Executive and Chief Science Officer.

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2015 we issued 738,837 shares of our common stock at a range of $0.35 - $0.36 per share in lieu of $309,975 of accrued and unpaid obligations to our officers. During 2016 we did not issue stock for service to our officers as their salaries were paid in cash.

Payment of Consultant Fees and Accrued Interest

During 2016, we issued 2,342,264 shares of our common stock at a range of $0.25 - $0.83 per share in lieu of $993,078 of accrued interest and accrued and unpaid obligations to consultants.

During 2015 we issued 631,643 shares of our common stock at a range of $0.35 - $0.36 per share in lieu of $360,364 of accrued interest and accrued and unpaid obligations to consultants.

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

At December 31, 2016, we had federal and California tax net operating loss carry-forwards of approximately $45 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of net operating loss carry-forwards may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted an analysis to determine the extent of any limitation. Such limitations could result in the permanent loss of a significant portion of the net operating loss carry-forwards. Additionally, net operating loss carry-forwards expire after 20 years. As such, ours will begin to expire in 2021. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2016, our U.S. Federal and California State income tax returns related to the years 2012-2015 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if/when we reach profitability and begin to utilize our net operating losses to offset taxable income.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Noncontrolling Interest

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

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to stockholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of December 31, 2016 is $60,000.

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of December 31, 2016, the Company has not presented any products to the FDA for FDA Approval.

For the year ended December 31, 2015 and 2016, Clyra generated no revenues and Clyra’s operations resulted in a net loss of $115,859 and $508,414.

Biolargo Maritime Solutions

The Company has an additional subsidiary, Biolargo Maritime Solutions, whereby if certain factors are met, a noncontrolling equity interest in this subsidiary has been pledged to its management.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Offering

During the three months ended March 31, 2017, we received $125,000 and issued unsecured convertible promissory notes to five investors pursuant to our Unit Offering (see Note 5). The notes mature December 31, 2019, accrue interest at a rate of 12% per annum, and are convertible at the Unit price of $0.70. Each investor, for no additional consideration, received a Series A stock purchase warrant to purchase 219,298 shares of common stock. (See Note 7.)

Conversion of Notes due July 8, 2017

On January 13, 2017, the holders of the notes maturing July 8, 2017, in the aggregate principal amount of $280,000 (see Note 4), exercised their right to convert their notes into 640,889 shares of our common stock.