Form 10-Q
period 2017-03-31
BIOLARGO, INC.
filed 2017-05-17
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14921 Chestnut St.

Westminster, CA 92683

(Address, including zip code, of principal executive offices)

(949) 643-9540

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2017 was 99,040,328 shares.

BIOLARGO, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND MARCH 31, 2017

	DECEMBER 31, 2016	MARCH 31, 2017 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,910,153	$1,175,525
Accounts receivable, net of allowance of $0 and $15,000	67,994	62,436
Inventories	34,446	24,628
Prepaid expenses and other current assets	4,089	147,382
Total current assets	2,016,682	1,409,971

Equipment, net of depreciation	59,315	54,121
Other non-current assets, net of amortization	36,729	33,999
Total assets	$2,112,726	$1,498,091

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$200,103	$236,699
Accrued officer bonus	80,000	—
Convertible notes payable	560,000	280,000
Discount on convertible notes payable, net of amortization	(398,910)	(267,860)
Derivative warrant liability	663,560	397,960
Line of credit	50,000	50,000
Total current liabilities	1,154,753	696,799
Long-term liabilities:
Convertible notes payable	5,250,668	5,255,668
Discount on convertible notes payable and line of credit, net of amortization	(3,522,497)	(3,007,423)
Line of Credit	—	175,000
Total liabilities	2,882,924	3,120,044

COMMITMENTS, CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, - no Shares Issued and Outstanding, at December 31, 2016 and March 31, 2017	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 92,975,970 and 94,988,597 Shares Issued, at December 31, 2016 and March 31, 2017	62,179	63,536
Additional paid-in capital	90,609,774	91,828,114
Accumulated deficit	(91,915,426)	(93,912,246)
Accumulated other comprehensive loss	(81,694)	(93,070)

Total Biolargo, Inc. and Subsidiaries stockholders’ deficit	(1,325,167)	(2,113,666)
Non-controlling interest (Note 8)	554,969	491,713
Total stockholders’ deficit	(770,198)	(1,621,953)
Total liabilities and stockholders’ deficit	$2,112,726	$1,498,091

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

(UNAUDITED)

	MARCH 31, 2016	MARCH 31, 2017

Revenues	$13,942	$46,017
Cost of revenues	(6,081)	(22,530)
Gross profit	7,861	23,487

Selling, general and administrative expenses	930,907	1,055,055
Research and development	351,050	391,336
Amortization	2,730	7,924
Total operating expenses	1,284,687	1,454,315

Operating loss	(1,276,826)	(1,430,828)

Other (expense) income:
Interest expense	(406,325)	(953,636)
Change in fair value of derivative warrant liability	—	265,600
Grant income	38,758	58,788
Total other expense:	(367,567)	(629,248)

Net loss	(1,644,393)	(2,060,076)

Net loss attributable to noncontrolling interest	(66,972)	(63,256)

Net loss attributable to common shareholders	$(1,577,421)	$(1,996,820)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:	85,847,219	94,444,945

Comprehensive loss:
Net loss	$(1,644,393)	$(2,060,076)
Foreign currency translation	(9,318)	(11,376)
Comprehensive loss	(1,653,711)	(2,071,452)

Comprehensive loss attributable to noncontrolling interest	(66,972)	(63,256)
Comprehensive loss attributable to common shareholders	$(1,586,739)	$(2,008,196)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2016	92,975,970	$62,179	$90,609,774	$(91,915,426)	$(81,694)	$554,969	$(770,198)
Conversion of notes	1,047,678	703	399,297	—	—	—	400,000
Vendors and Interest	454,949	311	261,098	—	—	—	261,409
Exercise of Warrants	510,000	343	152,657	—	—	—	153,000
Stock option compensation expense	—	—	280,288	—	—	—	280,288
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	125,000	—	—	—	125,000
Net loss	—	—	—	(1,996,820)	—	(63,256)	(2,060,076)
Foreign currency translation	—	—	—	—	(11,376)	—	(11,376)

Balance, March 31, 2017	94,988,597	$63,536	$91,828,114	$(93,912,246)	$(93,070)	$491,713	$(1,621,953)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

(UNAUDITED)

	March 31, 2016	March 31, 2017
Cash flows from operating activities
Net loss	$(1,644,393)	$(2,060,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	301,839	280,288
Common stock issued for interest and fees for services from consultants	173,150	261,409
Interest expense related to amortization of the discount on convertible notes payable	298,771	771,124
Bad debt expense	—	15,000
Change in derivative liability	—	(265,600)
Amortization expense	2,730	7,924
Changes in assets and liabilities:
Accounts receivable	14,382	(9,442)
Inventories	5,462	9,818
Prepaid expenses and other current assets	(43,366)	(143,293)
Deposits	(35,000)	—
Accounts payable and accrued expenses	(60,081)	36,596
Officer bonus	—	(80,000)
Net cash used in operating activities	(986,506)	(1,176,252)

Cash flows from financing activities
Proceeds from convertible notes	255,000	125,000
Proceeds from line of credit	—	175,000
Proceeds from exercise of warrants	—	153,000
Net cash provided by financing activities	255,000	453,000

Effect of foreign currency translation	(9,318)	(11,376)
Net change in cash and cash equivalents	$(740,824)	$(734,628)

Cash and cash equivalents at beginning of period	$1,763,114	$1,910,153
Cash and equivalents at end of period	$1,022,290	$1,175,525
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$4,000	$5,350

Non-cash investing and financing activities:
Conversion of accounts payable into stock options	$206,934	$141,763
Fair value of warrants issued in conjunction with convertible notes payable	$255,000	$125,000
Settlement of accounts payable and interest in shares of common stock	$173,150	$261,409
Convertible notes into shares of common stock	$—	$400,000

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, for the three months ended March 31, 2017 we had a net loss of $2,060,076, and used $1,176,252 cash in operations, and at March 31, 2017, had working capital of $713,172, current assets of $1,409,971, and an accumulated stockholders’ deficit of $93,912,246. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $1,175,525 at March 31, 2017. We had revenues of $46,017 in the three months ended March 31, 2017, which amount was not sufficient to fund our operations. At times in the past we have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. Although our cash position at the moment is stronger than in the past, our total cash decreased by over $700,000 from December 31, 2016 to March 31, 2017. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months.

As of March 31, 2017, we had $5,760,668 in principal amounts due on various debt obligations (see Note 4). Of that amount, $5,430,668 are long-term liabilities and convertible at our option into common stock at maturity. Interest continues to accrue on each of these notes. Additionally, we had $236,699 of accounts payable and accrued expenses (see Note 7).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Warrants

The Unit Offerings of our convertible promissory note and a Series A stock purchase warrant are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model, and recorded as a liability on the balance sheet. The warrant is measured again at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

Revenue Recognition

Revenues are recognized as risk and title to products transfers to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. We also may generate revenues from royalties and license fees from our intellectual property. In the event we do so, we anticipate a licensee would pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. We would recognize license fees over the estimated period of future benefit to the licensee.

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The grants typically provide for either (i) recurring monthly amounts, (ii) reimbursement of payroll costs for researchers for which we invoice to request payment, or (iii) ancillary cost reimbursement for research projects, including travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2016 and 2017, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Concentrations of Credit Risk

All highly liquid investments with original maturities of three months or less or money market accounts held at financial institutions are considered to be cash. Substantially all of the cash is placed with one financial institution. From time to time during the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance. At March 31, 2017 and December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $925,525 and $1,660,153, respectively.

Allowance for Uncollectible Receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At March 31, 2017, the allowance for uncollected receivables was $15,000.

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines currently will not substantially impact our revenue presentation.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based award transactions and adds two practical expedients for nonpublic entities. The new standards are effective for annual periods beginning after December 15, 2017. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines currently will not substantially impact our revenue presentation.

Note 3. Prepaid Expenses

Our payment system for vendors and employees requires we initiate payments a few business days prior to payment due dates. As such, we recorded $125,910 as prepaid expense to employees and vendors in advance for April 2017 services. The remaining $21,472 of prepaid expense as of March 31, 2017 relates to advertising services that will amortize monthly through September 30, 2017.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Convertible Notes Payable and Lines of Credit

	DECEMBER 31, 2016	MARCH 31, 2017

Current liabilities:
Convertible notes, mature July 8, 2017	$280,000	$—
Line of credit, matures December 1, 2017	50,000	50,000
Convertible notes, mature December 30, 2017	280,000	280,000
Subtotal:	$610,000	$330,000

Long-term liabilities:
Convertible notes, mature June 1, 2018	4,800,097	4,680,097
Line of credit, matures March 31, 2019	—	175,000
Convertible notes, mature September 17, 2019	283,571	283,571
Convertible notes, mature December 31, 2019	167,000	292,000
Subtotal:	$5,250,668	$5,430,668

Total:	$5,860,668	$5,760,668

For the three months ended March 31, 2016 and 2017, we recorded $406,325 and $953,636 of interest expense related to the amortization of our discount on our convertible notes payable and interest from our convertible notes, note payable and line of credit.

Convertible notes, mature July 8, 2017

On July 8, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of July 8, 2017 to two accredited investors’ in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.65 per share, which expire five years from the date of grant. (See Note 6.)

On January 13, 2017, the holders of these notes exercised their right to convert their notes in aggregate principal amount of $280,000 into 640,889 shares of our common stock.

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

As of December 31, 2016, and March 31, 2017, $50,000 remains outstanding on this line of credit.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes, mature December 30, 2017

On December 30, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.57 per share) with a maturity date of December 30, 2017 to two accredited investors, in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. (See Note 6).

Convertible Notes, mature June 1, 2018

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

Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 6).

As of March 31, 2017, the outstanding balance for notes issued in the 2015 Unit Offering, maturing June 1, 2018 is as follows:

Unit/Conversion Price	Warrant Exercise Price	Aggregate Outstanding
$0.25	$0.40	$1,652,384
$0.35	$0.45	1,881,046
$0.55	$0.70	1,146,667
		$4,680,097

During the three months ended March 31, 2017, investors elected to convert an aggregate $120,000 principal amount promissory notes issued in our 2015 Unit Offering and accrued interest into 406,789 shares of our common stock.

During the three months ended March 31, 2016, we received $255,000, and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at the rate of 12% per annum.

Line of Credit, matures March 31, 2019

On March 31, 2017, our subsidiary Clyra Medical Technologies, Inc., of which we hold 54% of the outstanding stock, obtained a $250,000 unsecured line of credit from Sanatio Capital LLC (see Note 8). On March 31, 2017, Clyra received $175,000 pursuant to this line of credit, accruing interest at a rate of 10% per annum and a 5% original issue discount. Sanatio may call the line of credit at any time on or after March 31, 2019, with 60 days’ written notice, at which time all principal and unpaid interest shall become due and payable. Subsequent to March 31, 2017, Clyra received the remaining $75,000 pursuant to the line of credit.

Convertible Notes, mature September 17, 2019

On September 17, 2016, investors in the line of credit (see “Line of Credit, matures December 1, 2017,” above), converted principal amount of $250,000 plus accrued interest of $33,571 into convertible promissory notes totaling $283,571 on the same terms and notes issued in the 2015 Unit Offering, convertible at $0.55 per share, with the exception that these notes mature September 17, 2019, rather than June 1, 2018. On the date of conversion, our common stock closed at $0.70. Additionally, the investors received a Series A stock purchase warrant to purchase 515,583 shares of our common stock at an exercise price of $0.70 per share. (See Note 6.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes, mature December 31, 2019

On December 27, 2016, we commenced a private securities offering (titled the “Winter 2016 Unit Offering”) which offered the sale of $600,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors were convertible at $0.57 cents per share, a discount to the market price of our stock on that date of $0.86, mature December 31, 2019, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.57 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.57 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.70 per share of common stock and expire on December 31, 2021 (see Note 6). The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to the Form S-1 filed January 24, 2017.

The offering terminated on January 13, 2017. During the three months ended March 31, 2017, we received $125,000 in investments from three accredited investors, and issued warrants to purchase 219,298 shares of our common stock. From inception of the offering through its closing, we received $292,000 from six investors, issued convertible notes in the aggregate of $292,000, and issued warrants to purchase 512,281 shares of our common stock.

Note 5. Share-Based Compensation

During the three-month periods ended March 31, 2016 and 2017, we recorded an aggregate $301,839 and $280,288 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

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

On February 10, 2017, we extended the engagement agreement with our Chief Financial Officer, retroactive to October 1, 2016. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000, during the three months ended March 31, 2017, $103,500 is recorded as selling, general and administrative expense on our statement of operations. The balance will vest monthly through September 30, 2017.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2016 and 2017 is as follows:

						Weighted
						Average
As of March 31, 2016:	Options	Options	Exercise			Price per
	Outstanding	Available	Price per share			share
Balance, December 31, 2015	10,241,086	1,758,914	$0.23	–	1.89	$0.44
Granted	—	—		—		—
Expired	—	—		—		—
Balance, March 31, 2016	10,241,086	1,758,914	$0.23	–	1.89	$0.44

						Weighted
						Average
As of March 31, 2017:	Options	Options	Exercise			Price per
	Outstanding	Available	Price per share			share
Balance, December 31, 2016	9,916,586	1,981,414	$0.23	–	1.89	$0.44
Granted	300,000	(300,000)		0.69		0.69
Expired	—	—		—		—
Balance, March 31, 2017	10,216,586	1,681,414	$0.23	–	1.89	$0.47

Options issued Outside of the 2007 Equity Incentive Plan

On February 1, 2017, as part of an agreement we executed with a strategic advisor, we issued an option to purchase 300,000 shares of our common stock with an exercise price of $0.67, the stock price on grant date. The option expires ten years from the date of issuance and the option vests in 12,500 equal amounts over 24 months. The agreement also calls for the strategic advisor to provide deliverables focused in the water industry such as business plans and strategic initiatives for the Company. During the three months ended March 31, 2017, 25,000 options vested resulting in a fair value of $15,000 recorded as selling, general and administrative expense on our statement of operations.

On March 31, 2017, we issued options to purchase 283,526 shares of our common stock at an exercise price of $0.50 per share to our board of directors, in lieu of $65,000 in fees and to vendors in lieu or accrued and unpaid fees $56,671. The weighted-average fair value of these options totaled $141,763 and an additional $20,092 was recorded as selling, general and administrative expenses.

On March 31, 2016, we issued options to purchase 263,523 shares of our common stock at an exercise price of $0.33 per share to our board of directors, in lieu of $67,500 in fees and to a vendor in lieu or accrued and unpaid fees $12,975. The weighted-average fair value of these options totaled $86,963 and is recorded as selling, general and administrative expenses.

The grant-date fair value of the previously issued options that vested during the three months ended March 31, 2016 and 2017 was $94,905 and $20,025, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity of our stock options issued outside of the 2007 Plan for the three months ended March 31, 2016 and 2017 is as follows:

					Weighted
					Average
As of March 31, 2016:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	263,523		0.33		0.33
Expired	—		—		—
Balance, March 31, 2016	19,658,498	$0.18	–	1.00	$0.40

					Weighted
					Average
As of March 31, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.40
Granted	583,526	0.50	–	0.67	0.59
Expired	—		—		—
Balance, March 31, 2017	20,732,292	$0.18	–	1.00	$0.41

For employees, we recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the three months ended March 31:

	2016		2017
	Non Plan	2007 Plan	Non Plan	2007 Plan
Risk free interest rate	1.91%	1.36%	2.40%	2.40%
Expected volatility	645%	315%	601%	601%
Expected dividend yield	—	—	—	—
Forfeiture rate	—	—	—	—
Expected life in years	7	5	7	7

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

Historically, we have not had significant forfeitures of unvested stock options. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

Note 6. Warrants

Warrants Issued Concurrently with Winter 2016 Unit Offering

During the three months ended March 31, 2017, pursuant to the terms of our Winter 2016 Unit Offering (see Note 4), we issued warrants to purchase up to an aggregate 219,298 shares of our common stock at an exercise price of $0.70 per share. These warrants expire December 31, 2021. The relative fair value of these warrants and the intrinsic value of the beneficial conversion feature resulted in $125,000 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Winter 2016 Unit Offering closed January 13, 2017, and in total we issued warrants to purchase up to an aggregate 512,281 shares of our common stock at an exercise price of $0.70 per share.

Warrants Issued Concurrently with One Year Convertible Notes

On July 8, 2016, we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.65 per share and expire July 8, 2021. The fair value of warrants issued resulted in $160,000 discount on the one year convertible note. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering (and, pursuant to a letter agreement dated December 30, 2016, through our Winter 2016 Unit Offering and the December 30, 2016 investment detailed in next paragraph). The warrant does not qualify for equity classification, therefore we have recognized the warrant as a derivative liability. As a result, we are required to calculate the fair value at each reporting period and record the change.

On December 30, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.75 per share and expire December 30, 2021. The stock price on the date of grant was $0.83. The fair value of warrants issued resulted in $280,000 discount on the one year convertible note. Additionally, the exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our Winter 2016 Unit Offering or to persons providing services to our company. The warrant does not qualify for equity classification, therefore we have recognized the warrant as a derivative liability. As a result, we are required to calculate the fair value at each reporting period and record the change.

The fair value of these warrants on March 31, 2017, totaled $397,960 and is recorded as a derivative liability on our balance sheet. The change in fair value for the three months ended March 31, 2017, resulted in other income of $265,600 recorded on our statement of operations.

Series A Warrants

During the three months ended March 31, 2016, pursuant to the terms of our 2015 Unit Offering (see Note 4), we issued warrants to purchase up to an aggregate 728,571 shares of our common stock at an exercise price of $0.45 per share. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020. The intrinsic and relative fair value of these warrants resulted in $255,000 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Exercise of Warrants

During the three months ended March 31, 2017, we issued 510,000 shares of our common stock and in exchange we received proceeds totaling $153,000 from the exercise of our outstanding stock purchase warrants. Of the warrants exercised, 370,000 shares were exercised at $0.30 per share and 140,000 shares were exercised at $0.25 per share. No warrants were exercised in the three months ended March 31, 2016.

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

As of March 31, 2016	Number of
	Shares	Price Range
Balance, December 31, 2015	13,779,438	$0.125	–	1.00
Issued	728,571		0.45
Expired	—		—
Balance, March 31, 2016	14,508,009	$0.125	–	1.00

As of March 31, 2017	Number of
	Shares	Price Range
Balance, December 31, 2016	20,035,114	$0.125	–	1.00
Issued	219,298		0.70
Exercised	(510,000)	0.25	–	0.30
Balance, March 31, 2017	19,744,412	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the three months ended March 31:

	2016	2017
Risk free interest rate	1.36%	1.93%
Expected volatility	315%	297%
Expected dividend yield	—	—
Forfeiture rate	—	—
Expected life in years	5	5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	March 31,
	2016	2017
Accounts payable and accrued expenses	$22,231	$57,363
Payroll tax liability	137,500	137,500
Officer bonus	80,000	—
Accrued interest	40,372	41,836
Total accounts payable and accrued expenses	$280,103	$236,699

The payroll tax liability is our estimate of payroll taxes due on the past services of independent contractors. We are currently attempting to reduce the liability to approximately $5,000 through the IRS Voluntary Classification Settlement Program.

On September 27, 2016, the board approved a $60,000 bonus for each of our Chief Executive and Chief Science Officers, $20,000 of which was paid to each immediately. In January 2017, the remaining $40,000 was paid to each.

During the three months ended March 31, 2016 and 2017, we issued 192,214 and 144,545 shares of common stock in lieu of fees for service provided by consultants, resulting in a grant date fair value of $73,658 and $82,480, respectively, and recorded in selling general and administrative expense.

During the three months ended March 31, 2016 and 2017 we issued 282,240 and 310,404 shares of common stock resulting in a grant date fair value of $99,492 and $178,929, respectively. The shares were issued to settle our accrued interest liability, which is recorded as interest expense in our consolidated statement of operations.

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

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. Management classifies the Preferred Shares dividend as a medium probability of occurring and as of March 31, 2017 the Preferred Shares dividend has an accrued and undeclared balance of $75,000.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of March 31, 2017, the Company has not presented any products to the FDA for FDA approval.

From inception, Clyra has generated no revenues and the financial impact of Clyra’s operations for the three months ended March 31, 2017, resulted in a net loss of $137,082.

Note 9. Commitments and Contingencies.

The office lease for our corporate office in Westminster California has a four-year term that commenced September 1, 2016. As of May 15, 2017, there remains 39 months on the lease, and a total obligation over the remainder of $326,781.

The office lease for our research offices and laboratory at the University of Alberta Agri-Food Discovery Place commenced July 1, 2015. It currently expires June 30, 2018. As of May 15, 2017, there remains 13 months on the lease, and a total obligation over the remainder of $66,690 Canadian dollars (plus the Canadian “goods and services” tax).

Note 10. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Calvert Employment Agreement

On May 2, 2017, BioLargo, Inc. (the “Company”) and its President and Chief Executive Officer Dennis P. Calvert entered into an employment agreement (the “Calvert Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Calvert dated April 30, 2007.

The Calvert Employment Agreement provides that Mr. Calvert will continue to serve as the President and Chief Executive Officer of the Company and receive base compensation equal to his current rate of pay of $288,603 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

The Calvert Employment Agreement provides that Mr. Calvert will be granted an option (the “Option”) to purchase 3,731,322 shares of the Company’s common stock. The Option shall be a non-qualified stock option, exercisable at $0.45 per share, which represents the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments over five years. Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The agreement also provides for a grant of 1,500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Calvert has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo contendre in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Calvert’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Exercise of 2007 Stock Option

On April 30, 2017, Mr. Calvert delivered a notice of exercise of 3,866,630 shares pursuant to his stock option agreement dated April 30, 2007. The exercise price was $0.18 per share, and the Company issued 2,501,937 shares, calculated by multiplying the difference between the market price of $0.51 and the exercise price of $0.18 with the number of shares exercised, and dividing that amount by the market price. No cash consideration was tendered with respect to the exercise. The remaining 3,866,629 shares available for purchase under the option agreement expired unexercised.

Pursuant to a “lock-up agreement” dated April 30, 2017, Mr. Calvert agreed to restrict the sales of the shares received until the earlier of (i) the consummation of a sale (in a single transaction or in a series of related transactions) of the Company by means of a sale of (a) a majority of the then outstanding common stock (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of its assets; and (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Calvert dated May 2, 2017 and resulting in Calvert’s termination.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2017, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Maritime Solutions, Inc., a California corporation, a Canadian subsidiary BioLargo Water, Inc., and its majority owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”).

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

AOS

The AOS is our invention that combines iodine, water filter materials and electricity within a water treatment device. Our AOS generates extremely high oxidation potential within the device to achieve extremely high rates of disinfection to eliminate infectious biological pathogens like Salmonella enterica, Listeria monocytogenes and Escherichia coli, as well as a model virus Bacteriophage T4. It is also able to oxidize and break-down, or otherwise eliminate, soluble organic contaminants like acids, solvents, sulfur compounds, oil and gas by-products, and pharmaceutical by-products commonly found in a wide variety of contaminated water sources. The AOS’ extremely high oxidation potential, generated using extremely low levels of energy, is the key.

The term “oxidation potential” refers to the measure of the performance by which an oxidant is able to “break down” a material through removing electrons, and sometimes by the addition of oxygen. Two commonly understood examples of oxidation are: the rusting of a shipyard anchor by salty air, and the breakdown and conversion of wood into ash by fire and oxygen. The key to our AOS is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water flowing through it. Aside from its measurably superior disinfection rates, the AOS also boasts substantially lower power consumption rates than competing advanced water treatment technologies such as UV, electro-chlorination, or ozonation. For some applications, it is this value proposition that sets the AOS technology above other water treatment options, as the AOS may allow safe and reliable water treatment for a fraction of the cost of its competitors, and may even enable advanced water treatment in applications where it would have otherwise been prohibitively costly. Our AOS embodies a break-through in science which led to BioLargo’s co-founding of multi-year research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. This project concluded in 2016. We believe at such time as the industry moves forward to solve these issues, the opportunity for our participation will present itself. Our work is continually expanding into a number of commercial applications with a key focus on waste-water treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in the maritime industry, storm drain recapture / recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada. Financial support is expanding concurrently with ongoing work to commercially develop the latest AOS designs. We believe the AOS has an important and substantial commercial opportunity in every segment of the water treatment industry and we believe it should find early market adoption in helping manage waste-water.

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

We are currently engaged in three commercial bench-scale pilot studies to validate performance of the AOS with industry-provided water. Two of these studies are being supervised and audited by a commercial engineering firm. The outcome of the studies will evaluate disinfection, destruction and removal of soluble organics in a potential client’s actual waste stream.

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

Safety and efficacy are key for CupriDyne. Each of our product designs delivers iodine safely, and precisely, to achieve effective odor control, stain-removal, or surface washing, and in some applications at high doses, broad-spectrum disinfection. CupriDyne’s primary ingredients, as well as reaction by-products, are “generally recognized as safe” (“G.R.A.S”) by the U.S. Food and Drug Administration as food additives in their basic forms. CupriDyne’s commercial product opportunities are diverse and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” and “CupriDyne Clean – Industrial Odor Control” sections.

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

Our CupriDyne technology is flexible, allowing product designs to incorporate varying dosing levels. Some product designs focus on odor, and do not act as “disinfectants.” Some product designs do, and would require regulatory approval to make such claims.

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

First developed in Australia, the Isan system was initially registered with the Australian Pesticides and Veterinary Medicines Authority (“APVMA”) and Food Standards Australia and New Zealand (“FSANZ”) in Australia and New Zealand. The system has meaningful applications and commercial value in any industry that can benefit from precise and effecting dosing of iodine in water, such as: agriculture, food production and processing, manufacturing, industrial water processes and irrigation supply. See “Clarion Water” below for information on our efforts of our licensee to commercialize the Isan system.

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

We recently filed two patent applications related to the medical products developed by our subsidiary Clyra. See “Advanced Wound Care – Clyra Medical Technologies Subsidiary” below.

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS- when we internally compared it to the best of class competition it appears that we are:
■	more effective
■	less costly
■	faster
o	CupriDyne
■	Oxidizes Volatile Organic Compounds like H2S, Sulfur Compounds, Ammonia, Fatty Acids, Mercaptans, Polyaromatic Compounds
■	Total odor elimination
■	Non-toxic and gentle
■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA.
■	Broad spectrum efficacy
■	Potent (less than 1/20th the dose of comparable disinfectant [like chlorine] to achieve similar results)
■	Increases holding power of absorbents by up to six times
■	Promotes healing (animal care products)
■	Enhanced flocculation
■	Nutritive
o	Isan System
■	Precise iodine dosing
■	Anti-bacterial, anti-fungal, anti-viral
■	Effective against top five plant pathogens
■	Promotes extended shelf-life
■	Enhances root growth and foliage growth for healthier plants

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

We choose to pursue a licensing strategy for its obvious and well-understood high margins, potential for explosive revenue potential and capital conserving features. While this business model can also be highly dependent upon macro-economic factors like the relative stability of the national and international economy as well as the cyclical nature of business, politics and climate for innovation and competing technical advances, we believe this is an appropriate strategy for our company.

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

Co-owned with Peter Holdings, Ltd. through a joint venture agreement, the Isan system leverages the power of iodine to provide the world’s most effective disinfection dosing systems. It has been referred to as one of the most important technical advancements in food safety in the past 20 years. It won a ‘top 50 water company award’ by the Artemis Project in 2010 and a DuPont Innovation Award for its excellence in science and innovation in 2004.

Per the terms of our license agreement, Clarion is obligated to pay royalties on revenue equal to 10%. As we jointly own the Isan System with Peter Holdings, Ltd., all royalties are to be shared equally with Peter Holdings. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

Since licensing the technology, Clarion completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2016, it received approval from the U.S. Environmental Protection Agency for use of Isan generated iodine, “IoMax,” as it is delivered in poultry drinking water. Clarion recently received approval for expanded uses of its IoMax iodine, including for the sanitizing livestock drinking water, livestock barns and vehicles, milking and dairy related equipment, food grade egg shells, retort cooling water, HVAC units, and general farm premises.

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

In March 2016 two of our product lines (consisting of 9 SKUs) of Nature’s Best Science products were awarded a five-year U.S. General Services Administration (GSA) supply contract, under schedule 65IIA for medical equipment and supplies. The award opens up access to these products through “GSA Advantage”, the online shopping and ordering system that provides government agencies access to thousands of contractors and millions of supplies (products) and services. We intend to apply for inclusion of additional existing and future products into GSA Advantage, including our industrial odor control product, CupriDyne Clean. In December of 2016 these same product lines as well as our CupriDyne Clean Industrial Odor Eliminator were accepted to the DOD eMALL which is another purchasing portal for the Defense Department and other State and Federal agencies. As of this date our products are approved for sale and available to all branches of government at the federal, state and local levels through five different purchasing portals.

Downeast Logistics has operated for more than thirteen years, and will continue to offer our products through multiple channels of the US Government. Its designation as a SDVOSB places Downeast Logistics within a group of highly sought after vendors to the US government. Odor-No-More has registered, and is in the process of registering, itself as well as its products with several procurement agencies of the US Government. (See “Results of Operations” below.)

Independent Sales Representatives

We are working with independent representatives developing selling channels for our odor control products. We are in customer trials for our smoke-odor eliminating products. The response from customers has been excellent and we have received the highest marks for performance that is superior to the competing products. We continue to support these selling efforts with samples, training, selling materials and competitive bulk pricing. While we cannot predict the timing or outcome of these efforts, we are confident in our products’ ability to outperform the competition. As our sales within the waste handling industry expand, we will narrow this activity to more carefully identify the high-volume producers and support their efforts to build sales. While we have not experienced meaningful results in this area, we do believe that as our products find commercial traction, this strategy will prove valuable.

Industrial Odor Control - CupriDyne Clean

Our CupriDyne Clean industrial products are designed to tackle tough odors in various industrial settings, such as waste processing and recycling operations, waste-water treatment facilities, waste to energy conversion operations, materials recovery facilities, food processing operations, and livestock production facilities with CupriDyne Clean. We have been told by prospective customers and experts from these markets that effective odor control for these prospective customer groups is in among the top on a list of priorities in their daily operations and their commitment to serve their local communities where they operate. We believe our product is unique and offers competitive advantages in many markets. At waste processing facilities, for example, many operators use fragrances to mask odors produced from processing and recycling waste. In contrast, our product eliminates odors on contact without fragrances, and at a lower price. Based on our test marketing and trials, we believe that many industries that must contend with odors that include, ammonia, fatty acids, sulfur, or mercaptans are dissatisfied with the current competing odor control products, place a high value on odor control solutions that actually work and are willing, with good evidence and testimonials to support our claims, to test and trial new products like our CupriDyne Clean as they search for a solution to these common and troublesome odor problems.

Our product web site can be seen at www.cupridyne.com. We have had some initial success selling CupriDyne Clean to solid waste and recycling companies and wastewater treatment companies that encourages us to continue our marketing and sales efforts in these areas. The operations of the companies in the waste handling industry segment often include transfer stations and landfill facilities. There are many large companies that dominate that marketplace. A leading information source for the waste handling industry named Waste 360 reports the revenues of the top 100 firms within the waste and recycling industry at roughly $46 billion in annual revenues based on 2015 figures. These companies often have layers of staff that participate in decision making related to using a new product like ours. They all deploy a menu of odor abatement strategies, systems, products and processes that are already in place. Often, as we present our new product and its claims, we are met with disbelief. So, while they all face an odor challenge by the very nature of their operations, they frequently are unable to believe that there is a product like ours that actually works and is safe and affordable. As a result, it has taken us more time, more work, and more money to assemble the track record, the data, and the third-party testimonials to begin breaking through to adoption in this industry. Recently, we broke through these barriers and signed “national purchasing agreements” with two top companies in the waste management industry. These agreements provide us “official” vendor status and authorize us to sell product to the customers’ local operations. Although there’s no obligation on the customer’s part to purchase a minimum amount or even any product, becoming an approved vendor is a major hurdle for a new vendor like us to overcome. We have sold product to facilities within these systems and we intend to focus our ongoing sales efforts to expand as rapidly as possible within these and other national accounts as they may develop. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

Multinationals and Mid-Level Industry Participants for our AOS

We believe there are a number of potential partners interested in working with us to exploit the commercial opportunities associated with the AOS technology. These opportunities are limited by common and obvious limitations, capital, the relative state of development and market readiness, and adoption rates in the marketplace. Given the significant value offerings, namely enhanced performance and lower cost, we believe we will be able to find industry partners to assist in commercialization of the AOS and are committed to pursue success in these markets. We are pursuing discussions with potential partners that can assist us in engineering the full-scale commercial model for the AOS as it would be deployed in a treatment train to decontaminate water in an industrial setting. To this end, we recently engaged a leading executive from the water industry, Mark Lambert, to facilitate a refinement of our focus and assist in finding and engaging companies to partner with us.

Strategic Alliances and Engineering Support

In October 2016 we engaged Chicago Bridge & Iron (CB&I) to support implementation of our AOS and provide independent performance verification. In February of 2017 CB&I announced that they would be selling the business unit with whom we are working to Veritas Capital. This transition is likely to delay our work. We maintain regular communication with the team, and intend to re-engage as soon as their corporate restructuring is complete.

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

We are continuing our efforts to generate additional “private label” clients. We have fulfilled some small orders for products that we produced under a third party’s private brand. We continue to meet with new potential customers for private label opportunities. We also have relationships and remain in discussions with potential strategic partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities or experience a rapid increase in any product whereby we need to supplement manufacturing to meet client delivery needs. Success in these markets is highly dependent upon the willingness of the potential partners to invest in product support to continue marketing and expanding customer awareness.

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

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS. We intend to move forward as we are actively developing key relationships with people, service organizations, suppliers and trade groups that serve this industry. We believe the various opportunities in this market would require the services and support from a company like Chicago Bridge & Iron, with whom we have an existing agreement through which CB&I could provide future support to this venture. We will need to organize a strategy and additional resources, including capital and proper staffing, to pursue business opportunities. This subsidiary is not yet operational.

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

With new funding in place, in 2016 Clyra re-initiated product development and testing with experts and well established contract manufacturing companies from industry. It has concluded development on two products and has retained a leading company to prepare documentation for pre-market notification to the FDA under Section 510(k) of the Food, Drugs and Cosmetics Act. It believes application will be made in the next 90 days, and that it will have product available for sale by year’s end. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward-looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. In the interim, Clyra is working with “key opinion leaders” and conducting clinical trials to further develop product claims, and their roll out, marketing, and distribution plans. Applications for U.S. patents were recently filed for these products under development and we intend to continue expanding patent coverage as we refine our products, as available. Clyra is also evaluating potential product designs where our current product designs can be used or slightly modified/enhanced to create new products for new medial related markets like dental, veterinary medicine, over the counter applications and the like.

Results of Operations—Comparison of the three months ended March 31, 2017 and 2016

Revenue

Our revenue from product sales increased to $46,017 for the three months ended March 31, 2017, compared with $13,942 for the three months ended March 31, 2016. The increase is due to an increase in the volume of sales of our CupriDyne Clean Industrial Odor Control product to landfills and waste processing operations, and of our Specimen Transport Solidifier pouches to the U.S. military.

Approximately one-third of our product sales were to the US military, primarily through our distributor Downeast Logistics. The vast majority of these sales are made through a bid process in response to a request for bids to which any qualified vendor can respond. We cannot know in advance the frequency or size of such requests, or whether our bids will be successful and as such we are uncertain as to whether our revenue for these products in any quarterly period in 2017, or 2017 in the aggregate, will be less than, equal to, or more than that in 2016. With respect to our CupriDyne Clean Industrial Odor Control product, we do not have a long enough sales history to identify trends or uncertainties related to that product, although it appears generally odors are less noticeable at waste processing facilities in colder climates and thus there appears to be less of a demand for odor control products in winter months.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 30 research grants from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The majority of grant funds awarded are paid directly to third parties. Amounts paid directly to third parties are not included as other income in our financial statements. We anticipate the receipt of approximately $80,000 in grant income for the remainder of 2017.

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

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased $124,148 (13%) in the three months ended March 31, 2017 compared to the same period in 2016. The largest components of our selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 included:

	2017	2016	% change

Salaries and payroll-related expenses	$325,526	$217,758	$49%
Consulting expense	197,330	272,301	(28%)
Professional fees	187,043	144,253	30%
Investor relations	40,086	36,737	9%

Our salaries and payroll related expenses increased in 2017 primarily due to the option issuance to our Chief Financial Officer. Additionally, some vendors that were consultants were hired on as employees and thus their expenses are classified as salaries in 2016; this accounts for a portion of the decrease in consulting expenses.

With respect to our professional fees, this increase was a result of increased legal work for patent application and prosecutions and audit and legal work needed with respect to the Form S-1 filed on January 25, 2017.

Our investor relations fees increased due to our efforts and activities at various conferences and with consultants promoting the BioLargo brand.

Research and Development

Research and development expenses increased $40,286 (11%) for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in research and development expenses is due to the increase of work associated with development of medical products at our subsidiary Clyra and research on our AOS technology by our Canadian subsidiary BioLargo Water.

Interest expense

Interest expense increased $547,314 (135%) for the three months ended March 31, 2017, as compared to the same period in 2016. Our interest expense increased significantly because of the increase in principal amount of outstanding convertible promissory notes and the amortization of the discount on the warrants issued in our 2015 Unit Offering and our Winter 2016 Unit Offering. From March 31, 2016, through March 31, 2017, we increased our debt balance by approximately $3,000,000 and now totals over $5,700,000 on which we are paying interest.

Net Loss

Net loss increased $415,686 (25%), a loss of $0.02 per share, for the three months ended March 31, 2017, as compared to the same period in 2016. The net loss increased mainly due to the increased interest expense and to increased compensation expense offset somewhat by the gain from the change in the value of the derivative liability. The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. We do not expect to generate revenues in amount significant enough for us to generate a profit in the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As reflected in the accompanying financial statements, we had a net loss of $2,060,076 for the three months ended March 31, 2017, and an accumulated stockholders’ deficit of $93,912,246 as of March 31, 2017. Our total cash balance was $1,175,525 at March 31, 2017, a decrease of $734,628 since December 31, 2016. We had revenues of only $46,017 during the period. Our working capital at March 31, 2017 was $713,172. The short-term demands on our liquidity consist of our obligations to pay our 19 employees, multiple consultants, and for other ongoing operational obligations, including research and development activities in Canada and in our medical subsidiary. In the past, because we had limited capital available, we have paid only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors.

As of March 31, 2017, we had $5,760,668 in principal amounts due on various debt obligations (see Note 4). Of that amount, $4,680,097 is due on notes convertible into shares of our common stock at our option on their maturity dates on June 1, 2018, $283,571 is convertible into shares of our common stock at our option on their maturity dates on September 17, 2019, $292,000 is convertible into shares of our common stock at our option on their maturity, and $280,000, maturing December 30, 2017, is convertible by the holder at any time. We also had $50,000 principal amount outstanding due on a line of credit that is payable December 1, 2017, and our subsidiary Clyra had $175,000 principal amount outstanding due on a line of credit that is payable January 1, 2019. Interest continues to accrue on each. Additionally, we had $236,699 of accounts payable and accrued expenses (see Note 7).

We will be required to raise substantial additional capital to continue our current level of operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the remainder of the year.

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

Critical Accounting Policies

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

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

Stock Issued for Services

During the three months ended March 31, 2016 and 2017, we issued 192,124 and 144,545 shares of common stock in lieu of fees for service provided by consultants, resulting in a grant date fair value of $73,658 and $82,480, respectively, and recorded in selling general and administrative expense.

During the three months ended March 31, 2016 and 2017 we issued 282,240 and 310,404 shares of common stock resulting in a grant date fair value of $99,492 and $178,929, respectively. The shares were issued to settle our accrued interest liability, which is recorded as interest expense in our consolidated statement of operations.

Issuance of Stock Options in exchange for payment of payables

On February 1, 2017, as part of an agreement we executed with a strategic advisor, we issued an option to purchase 300,000 shares of our common stock with an exercise price of $0.67, the stock price on grant date. The option expires ten years from the date of issuance and the option vests in 12,500 equal amounts over 24 months. The agreement also calls for the strategic advisor to provide deliverables focused in the water industry such as business plans, strategic initiatives for the Company. During the three-months ended March 31, 2017, 25,000 options vested resulting in a fair value of $15,000 recorded as selling, general and administrative expense on our statement of operations.

On March 31, 2017, we issued options to purchase 283,526 shares of our common stock at an exercise price of $0.50 per share to our board of directors, in lieu of $65,000 in fees and to vendors in lieu or accrued and unpaid fees $56,671. The weighted-average fair value of these options totaled $141,763 and an additional $20,092 was recorded as selling, general and administrative expenses.

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

The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to the Form S-1 filed January 24, 2017. The offering terminated on January 13, 2017. During the three-month period ended March 31, 2017, we received $125,000 in investments from three accredited investors, and issued warrants to purchase 219,298 shares of our common stock.

In this offering we received a total of $292,000 from six investors and issued warrants to purchase 512,281 shares of our common stock. (See Note 6.)

Exercise of Warrants

During the three-months ended March 31, 2017, we issued 510,000 shares of our common stock and in exchange we received proceeds totaling $153,000 from the exercise of stock purchase warrants. Of the warrants exercised, 370,000 shares were exercised at $0.30 per share and 140,000 shares were exercised at $0.25 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2017	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 17, 2017	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.4	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.5	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.6	$300,000 Line of Credit issued June 2016	Form 10-K	3/30/2017
4.7	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.8	Securities Purchase Agreement dated July 8, 2016	Form 10-Q	11/14/2016
4.9	Form of Note issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.10	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.11	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.12	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.13	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.14	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.15	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
4.16	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
10.1†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.2†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.3†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.4	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.5	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement