Form 10-Q
period 2017-06-30
BIOLARGO, INC.
filed 2017-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2017 was 100,585,385 shares.

BIOLARGO, INC.

FORM 10-Q

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND JUNE 30, 2017

	DECEMBER 31, 2016	JUNE 30, 2017 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,910,153	$433,539
Accounts receivable	67,994	78,105
Inventories	34,446	36,907
Prepaid expenses and other current assets	4,089	12,795
Total current assets	2,016,682	561,346

Equipment, net of depreciation	59,315	50,336
Other non-current assets, net of amortization	36,729	31,269
Total assets	$2,112,726	$642,951
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$200,103	$344,438
Accrued officer bonus	80,000	—
Convertible notes payable	560,000	4,830,097
Discount on convertible notes payable and line of credit, net of amortization	(398,910)	(2,108,435)
Derivative warrant liability	663,560	570,595
Line of credit	50,000	50,000
Deposit	—	50,000
Total current liabilities	1,154,753	3,736,695
Long-term liabilities:
Convertible notes payable	5,250,668	675,571
Line of credit	—	250,000
Discount on convertible notes payable and line of credit, net of amortization	(3,522,497)	(543,483)
Total liabilities	2,882,924	4,118,783

COMMITMENTS, CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2016 and June 30, 2017.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 92,975,970 and 99,898,718 Shares Issued, at December 31, 2016 and June 30, 2017, respectively.	62,179	66,885
Additional paid-in capital	90,609,774	92,533,290
Accumulated deficit	(91,915,426)	(96,256,129)
Accumulated other comprehensive loss	(81,694)	(97,680)

Total Biolargo stockholders’ deficit	(1,325,167)	(3,753,634)
Non-controlling interest (Note 6)	554,969	277,802
Total stockholders’ deficit	(770,198)	(3,475,832)
Total liabilities and stockholders’ deficit	$2,112,726	$642,951

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

(UNAUDITED)

	THREE-MONTHS		SIX-MONTHS
	JUNE 30, 2016	JUNE 30, 2017	JUNE 30, 2016	JUNE 30, 2017

Revenues	$38,986	$99,978	$52,928	$145,995
Cost of revenues	(15,757)	(73,399)	(21,838)	(95,929)
Gross profit:	23,229	26,579	31,090	50,066

Selling, general and administrative expenses	923,564	1,162,018	1,854,471	2,217,073
Research and development	329,968	324,280	681,018	715,616
Amortization and depreciation	2,845	6,515	5,575	14,439
Total operating expenses:	1,256,377	1,492,813	2,541,064	2,947,128

Operating loss:	(1,233,148)	(1,466,234)	(2,509,974)	(2,897,062)

Other (expense) income:
Interest expense	(478,525)	(1,119,273)	(884,850)	(2,072,829)
Change in fair value of derivative warrant liability	—	56,352	—	321,872
Grant income	43,338	11,361	82,096	70,149
Total other expense:	(435,187)	(1,051,560)	(802,754)	(1,680,808)

Net loss	(1,668,335)	(2,517,794)	(3,312,728)	(4,577,870)

Net loss attributable to noncontrolling interest	(54,859)	(173,911)	(121,831)	(237,167)

Net loss attributable to common shareholders	$(1,613,476)	$(2,343,883)	$(3,190,897)	$(4,340,703)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding:	86,419,573	97,770,161	86,133,395	94,718,273

Comprehensive loss:
Net loss	$(1,668,335)	$(2,517,794)	$(3,312,728)	$(4,577,870)
Foreign currency translation	(606)	32,150	(9,924)	(15,986)
Comprehensive loss	(1,668,941)	(2,485,644)	(3,322,652)	(4,593,856)

Comprehensive loss attributable to noncontrolling interest	(54,859)	(173,911)	(121,831)	(237,167)
Comprehensive loss attributable to common stockholders	$(1,614,082)	$(2,311,733)	$(3,200,821)	$(4,356,689)

 See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

See accompanying notes to unaudited consolidated financial statements.

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2016	92,975,970	$62,179	$90,609,774	$(91,915,426)	$(81,694)	$554,969	$(770,198)

Vendors and interest	2,491,704	1,734	502,259	—	—	—	504,263
Conversion of notes	1,419,107	952	529,048	—	—	—	530,000
Exercise of warrants	510,000	343	152,657	—	—	—	153,000
Exercise of stock options	2,501,937	1,677	(1,677)	—	—	—	—
Stock option compensation expense	—	—	515,959	—	—	—	515,959
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	225,000	—	—	—	225,000
Purchase of Clyra shares	—	—	—	—	—	(40,000)	(40,000)
Net loss	—	—	—	(4,340,703)	—	(237,167)	(4,577,870)
Foreign currency translation	—	—	—	—	(15,986)	—	(15,986)

Balance, June 30, 2017	99,898,718	$66,885	$92,533,290	$(96,256,129)	$(97,680)	$277,802	$(3,475,832)

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2017

(UNAUDITED)

	JUNE 30, 2016	JUNE 30, 2017
Cash flows from operating activities
Net loss	$(3,312,728)	$(4,577,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	491,440	515,959
Common stock issued for interest and in lieu of salary to officers and fees for services from consultants	489,107	504,263
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	668,257	1,723,396
Change in derivative liability	—	(321,872)
Amortization and depreciation expense	5,575	14,439
Bad debt expense	—	15,000
Changes in assets and liabilities:
Accounts receivable	(5,275)	(25,111)
Inventories	13,555	(2,461)
Prepaid expenses and other current assets	5,247	(8,706)
Accounts payable and accrued expenses	(13,839)	144,335
Officer bonus	—	(80,000)
Deposits	(35,000)	50,000
Net cash used in operating activities	(1,693,661)	(2,048,628)
Cash flows from investing activities
Equipment purchase	(5,500)	—
Net cash used in investing activities	(5,500)	—
Cash flows from financing activities
Proceeds from convertible notes	535,000	225,000
Proceeds from line of credit	300,000	250,000
Purchase of Clyra Shares	—	(40,000)
Proceeds from exercise of warrants	—	153,000
Net cash provided by financing activities	835,000	588,000

Effect of foreign currency translation	(9,924)	(15,986)
Net change in cash and cash equivalents	(874,085)	(1,476,614)

Cash and cash equivalents at beginning of period	1,763,114	1,910,153
Cash and equivalents at end of period	$889,029	$433,539
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$4,487
Income taxes	$4,000	$5,350

Non-cash investing and financing activities
Conversion of accounts payable into stock options	$183,159	$243,824
Fair value of warrants issued in conjunction with convertible notes payable	$772,405	$225,000
Settlement of accounts payable and interest into shares of common stock	$489,107	$504,263
Convertible notes into shares of common stock	$—	$530,000

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Outlook

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, for the six months ended June 30, 2017 we had a net loss of $4,577,870, and used $2,048,628 cash in operations, and at June 30, 2017, had negative working capital of $3,175,349, current assets of $561,346, and an accumulated stockholders’ deficit of $96,256,129. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $433,539 at June 30, 2017. Our cash decreased over $1,400,000 from December 31, 2016 to June 30, 2017. Although our revenues in the six months ended June 30, 2017 increased almost three-fold from the same period in 2016, they are not sufficient to fund our operations and our sales must increase substantially before they will be. At times in the past we have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise, and have relied on the issuance of stock options and common stock, as well as extended payment terms with our vendors, to continue to operate. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We continue to raise money through private securities offerings for the foreseeable future. Subsequent to June 30, 2017, we have received over $800,000 of investments (see Note 9.)

As of June 30, 2017, we had $5,805,668 in principal amounts due on various debt obligations (see Note 3). Of that amount, $4,830,097 are convertible at our option into common stock at maturity. Additionally, as of June 30, 2017, we had $344,438 of accounts payable and accrued expenses (see Note 6).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

We operate six wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc. organized under the laws of the State of California in 2016, and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own a controlling ownership interest in Clyra Medical Technologies, Inc., organized under the laws of the State of California in 2012.

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

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) which the effective convertible price of the note is less than the closing stock price on date of issuance. The adjusted BCF value is accounted for as equity.

The warrant and BCF fair values are also recorded as a discount to the convertible promissory notes. The equity features of the convertible promissory notes resulted in a discount to the convertible notes that is equal to the proceeds received.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government Grants

We have been awarded grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The government grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over thirty grants totaling approximately $1,100,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2016 and 2017, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations of Credit Risk

All highly liquid investments with original maturities of three months or less or money market accounts held at financial institutions are considered to be cash. Substantially all of the cash is placed with one financial institution. At June 30, 2017 and December 31, 2016, the year the cash accounts are exposed to credit loss for amounts in excess of insured limits of $250,000 in the event of non-performance by the institution, however, it is not anticipated that there will be non-performance. At June 30, 2017 and December 31, 2016, the Company had cash balances in excess of federally insured limits in the amount of approximately $183,539 and $1,660,153, respectively.

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At June 30, 2017, the allowance for uncollected receivables was $15,000.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based award transactions and adds two practical expedients for nonpublic entities. The new standards are effective for annual periods beginning after December 15, 2017. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines currently will not materially impact our balance sheet presentation.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Convertible Notes Payable and Lines of Credit

	DECEMBER 31, 2016	JUNE 30, 2017

Current liabilities:
Line of credit, matures December 1, 2017	$50,000	$50,000

Convertible notes payable
One-Year Convertible notes, mature July 8, 2017	$280,000	$—
One-Year Convertible notes, mature December 30, 2017	280,000	280,000
Convertible notes, mature June 1, 2018*	—	4,550,097
Total convertible notes payable	$560,000	$4,830,097

Long-term liabilities:
Clyra Line of credit, matures March 31, 2019	$—	$250,000

Convertible notes payable, net of current portion
Convertible notes, mature June 1, 2018*	$4,800,097	$—
Convertible notes, mature September 17, 2019	283,571	283,571
Convertible notes, mature December 31, 2019	167,000	292,000
Convertible notes, mature June 20, 2020	—	100,000
Total convertible notes payable , net of current portion	$5,250,668	$675,571

Total	$5,860,668	$5,805,668

 * The convertible notes that mature June 1, 2018, were considered “long-term” liabilities as of December 31, 2016, and “current” liabilities (due within one year) as of June 30, 2017. As such, those same liabilities are in both the “long-term” and “current” liabilities section in the above table.

For the three and six months ended June 30, 2016, we recorded $478,525 and $884,850 and for the three and six months ended June 30, 2017, we recorded $1,119,273 and $2,072,829 of interest expense related to the amortization of our discount on our convertible notes payable and interest from our convertible notes and lines of credit.

Line of Credit, matures December 1, 2017

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. The line of credit may be repaid following nine-months from the date of issuance or at the maturity date December 1, 2017.

Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 5.) The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit into convertible promissory notes and stock purchase warrants on the same terms and notes issued in the 2015 Unit Offering.

As of December 31, 2016, and June 30, 2017, $50,000 remains outstanding on this line of credit.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

One-Year Convertible Notes, mature July 8, 2017

On July 8, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.45 per share) with a maturity date of July 8, 2017 to two accredited investors’ in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.65 per share, which expire five years from the date of grant. (See Note 5.)

On January 13, 2017, the holders of these notes exercised their right to convert their notes in aggregate principal amount of $280,000 into 640,889 shares of our common stock.

One-Year Convertible Notes, mature December 30, 2017

On December 30, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.57 per share) with a maturity date of December 30, 2017 to two accredited investors, in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We also issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. (See Note 5.)

Subsequent to June 30, 2017, the conversion price of these notes were reduced, and the holders exercised their right to convert the notes. (See Note 9.)

Convertible Notes, mature June 1, 2018 (2015 Unit Offering)

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

Interest due may be paid quarterly in cash or shares of common stock; all interest due thus far has been paid in shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. The notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. On June 15, 2017, a registration statement registering the shares issuable upon conversion was deemed effective by the SEC.

Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 5).

As of June 30, 2017, the outstanding balance for notes issued in the 2015 Unit Offering, maturing June 1, 2018 is as follows:

Unit/Conversion Price	Warrant Exercise Price	Aggregate
$0.25	$0.40	$1,652,384
$0.35	$0.45	1,751,046
$0.55	$0.70	1,146,667
		$4,550,097

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2017, investors elected to convert an aggregate $250,000 principal amount promissory notes issued in our 2015 Unit Offering and accrued interest into 406,789 shares of our common stock.

During the six months ended June 30, 2016, we received $535,000, and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at the rate of 12% per annum.

Clyra Line of Credit, matures March 31, 2019

On March 31, 2017, our subsidiary Clyra Medical Technologies, Inc., of which we hold 54% of the outstanding stock, obtained a $250,000 line of credit from Sanatio Capital LLC, accruing interest at a rate of 10% per annum and a 5% original issue discount. The line of credit may be repaid at the maturity date March 31, 2019. Clyra received $175,000 of the line of credit in the three months ended March 31, 2017. Subsequent to March 31, 2017, Clyra received the remaining $75,000. Subsequent to June 30, 2017, Sanatio and Clyra agreed to convert the line of credit to equity at the same price as offered to Clyra investors. (See Note 9).

Convertible Notes, mature September 17, 2019

On September 17, 2016, investors in the line of credit (see “Line of Credit, matures December 1, 2017,” above), converted an aggregate principal amount of $250,000 plus accrued interest of $33,571 promissory notes convertible at 55 cents per share. Other than the maturity date of September 17, 2019, these notes contain the same terms as the notes issued in the 2015 Unit Offering. Our common stock closed at $0.70 on September 17, 2016. In addition to the convertible promissory note, the investors received a Series A stock purchase warrant to purchase an aggregate 515,583 shares of our common stock at an exercise price of $0.70 per share. (See Note 5.)

Convertible Notes, mature December 31, 2019 (Winter 2016 Unit Offering)

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

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.57 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.57 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.70 per share of common stock and expire on December 31, 2021 (see Note 5). The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to the Form S-1 filed January 24, 2017.

Subsequent to December 31, 2016, and prior to the offering’s termination on January 13, 2017, we received $125,000 in investments from three accredited investors, and issued warrants to purchase 219,298 shares of our common stock. From inception of the offering through its termination, we received $292,000 from six investors, issued convertible notes in the aggregate of $292,000, and issued warrants to purchase 512,281 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors are convertible at $0.42 cents per share, mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.42 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.42 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.65 per share of common stock and expire on June 20, 2022 (see Note 5). The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

Note 4. Share-Based Compensation

Common Stock

On May 2, 2017, pursuant to an employment agreement with the Company’s president, Dennis Calvert (see Note 9, “Calvert Employment Agreement”), we issued Mr. Calvert 1,500,000 shares of common stock. The shares are subject to a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Company will expense the fair value of the stock if and when it is probable that any of the conditions above are met.

Stock options

During the three and six months ended June 30, 2016, we recorded an aggregate $189,601 and $491,440, and during the three and six months ended June 30, 2017, we recorded an aggregate $235,671 and $515,959, in selling, general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 19, 2017, the date of our annual stockholders’ meeting, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Equity Plan which calls for an annual automatic issuance. The exercise price of $0.43 equals the price of our common stock on the grant date. The fair value of these options totaled $15,600 and was recorded as selling, general and administrative expense.

On February 10, 2017, we extended our engagement agreement with our Chief Financial Officer. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000, and during the three and six months ended June 30, 2017, we recorded $51,750 and $155,250 of selling, general and administrative expense on our statement of operations. The balance will vest monthly through September 30, 2017.

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

Activity for our stock options under the 2007 Plan for the six-months ended June 30, 2016 and 2017 is as follows:

						Weighted
Balance, June 30, 2016:						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.23	–	1.89	$0.44
Granted	40,000	(40,000)		0.45		0.45
Expired	—	—		—		—
Balance, June 30, 2016	10,281,086	1,718,914	$0.23	–	1.89	$0.44

						Weighted
						Average
Balance, June 30, 2017:	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2016	9,916,586	1,981,414	$0.23	–	1.89	$0.44
Granted	340,000	(340,000)	0.39	–	0.69	0.65
Exercised	—	—		—		—
Balance, June 30, 2017	10,256,586	1,641,414	$0.23	–	1.89	$0.44

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options issued Outside of the 2007 Equity Incentive Plan

During the three and six-months ended June 30, 2017, we issued options to purchase 237,353 and 820,879 shares of our common stock at exercise prices ranging between $0.43 – $0.67 per share to vendors and to members of our board of directors. The fair value of the options issued during the three and six months ended June 30, 2017, totaled $120,311 and $277,074 and is recorded as selling, general and administrative expenses.

On May 2, 2017, pursuant to his employment agreement, we granted to Mr. Calvert, an option (the “Option”) to purchase 3,731,322 shares of the Company’s common stock. The Option shall be a non-qualified stock option, exercisable at $0.45 per share, which represents the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments on the anniversary of the agreement for five years. Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,095 and will be amortized monthly through May 2, 2022. During the three months ended June 30, 2017, we recorded $27,985 of selling, general and administrative expense.

During the three and six months ended June 30, 2016, we issued options to purchase 220,554 and 484,077 shares of our common stock at exercise prices ranging between $0.33 – $0.45 per share to vendors and to members of our board of directors. During the three and six months ended June 30, 2016, the fair value of these options totaled $96,196 and $183,159 and is recorded as selling, general and administrative expenses.

The fair value of the options issued prior to 2016 that vested during the three and six-months ended June 30, 2016, was $75,405 and $170,310, and during the three and six months ended June 30, 2017, was $20,025 and $40,050.

Exercise of Stock Option

On April 30, 2017, the Company’s president, Dennis Calvert, delivered a notice of exercise of 3,866,630 shares pursuant to his stock option agreement dated April 30, 2007. The exercise price was $0.18 per share, and the Company issued 2,501,937 shares, calculated by multiplying the difference between the market price of $0.51 and the exercise price of $0.18 with the number of shares exercised, and dividing that amount by the market price. No cash consideration was tendered with respect to the exercise. The remaining 3,866,629 shares available for purchase under the option agreement expired unexercised.

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

Activity of our stock options issued outside of the 2007 Plan for the six-months ended June 30, 2016 and 2017 is as follows:

					Weighted
Balance, June 30, 2016:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	484,077	0.33	–	0.45	0.38
Exercised	(60,000)		0.25		0.25
Balance, June 30, 2016	19,819,052	$0.18	–	1.00	$0.41

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

					Weighted
					Average
Balance, June 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.43
Granted	4,552,201	0.43	–	0.67	$0.47
Expired	(3,866,629)		0.18		0.18
Exercised	(3,866,630)		0.18		0.18
Balance, June 30, 2017	16,967,708	$0.18	–	1.00	$0.41

We recognize employee compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the six-months ended June 30:

	2016						2017
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.77	–	1.91%	1.26	–	1.36%	2.29	–	2.40%	2.31	–	2.40%
Expected volatility	641	–	645%	311	–	315%	578	–	601%	578	–	601%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Expected life in years		7			5			7			7

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

Note 5. Warrants

We recorded $668,257 and $1,723,396 of interest expense related to the amortization of the discount on convertible notes, line of credit, deferred financing fees and for the extension of warrants set to expire during the six-months ended June 30, 2016 and 2017, respectively.

Warrants Issued Concurrently with the Summer 2017 Unit Offering

During the three months ended June 30, 2017, pursuant to the terms of our Summer 2017 Unit Offering (see Note 3), we issued warrants to purchase up to an aggregate 238,096 shares of our common stock at an exercise price of $0.65 per share. These warrants expire June 20, 2022. The relative fair value of these warrants resulted in $125,000 recorded as a discount on our convertible notes.

Warrants Issued Concurrently with the Winter 2016 Unit Offering

During the three months ended March 31, 2017, pursuant to the terms of our Winter 2016 Unit Offering (see Note 3), we issued warrants to purchase up to an aggregate 219,298 shares of our common stock at an exercise price of $0.70 per share. These warrants expire December 31, 2021. The relative fair value of these warrants resulted in $125,000 recorded as a discount on our convertible notes.

The Winter 2016 Unit Offering closed January 13, 2017, and in total we issued warrants to purchase up to an aggregate 512,281 shares of our common stock at an exercise price of $0.70 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants Issued Concurrently with One-Year Convertible Notes

On July 8, 2016, we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.65 per share and expire July 8, 2021. The fair value of warrants issued resulted in $160,000 discount on the one-year convertible note. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. On May 24, 2017, we initiated the Summer 2017 Unit Offering offering promissory notes convertible at $0.42 per share (see Note 3). Since these securities were sold at less than the exercise price of the July 8, 2016 warrants, the exercise price of the warrants were decreased from 65 to 42 cents per share, and the number of shares issuable under the warrant increased by 219,048 shares to a total of 619,048 shares. The warrants do not qualify for equity classification, therefore we recognize the warrants as a derivative liability. As a result, we are required to calculate the fair value at each reporting period and record the change.

On December 30, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock. These warrants are initially exercisable at $0.75 per share and expire December 30, 2021. The stock price on the date of grant was $0.83. The fair value of warrants issued resulted in $280,000 discount on the one-year convertible note. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. On May 24, 2017, we initiated the Summer 2017 Unit Offering offering promissory notes convertible at $0.42 per share (see Note 3). Since these securities were sold at less than the exercise price of the December 30, 2016 warrants, the exercise price of the warrants were decreased from 75 to 42 cents per share, and the number of shares issuable under the warrant increased by 314,285 shares to a total of 714,285 shares. The warrants do not qualify for equity classification, therefore we recognize the warrants as a derivative liability. As a result, we are required to calculate the fair value at each reporting period and record the change.

The fair value of these warrants on June 30, 2017, totaled $570,595 and is recorded as a derivative liability on our balance sheet. The change in fair value for the three and six months ended June 30, 2017, resulted in other income of $56,352 and $321,872, respectively, recorded on our statement of operations. For the additional warrants issued when the exercise price decreased, we recognized $228,000 of additional interest expense.

2015 Unit Offering Warrants

During the six-months ended June 30, 2016, pursuant to the terms of our 2015 Unit Offering (see Note 3), we issued warrants to purchase up to an aggregate 1,528,571 shares of our common stock at an exercise price of $0.45 per share. These warrants were issued to investors and as commissions, and are set to expire June 1, 2020.

During the six-months ended June 30, 2016, the intrinsic and relative fair value of these warrants resulted in $535,000, respectively, recorded as a discount on our convertible notes on our consolidated balance sheets.

Warrants Issued Concurrently with Line of Credit

During the six-months ended June 30, 2016 we issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire June 2021. The relative fair value of warrants issued resulted in $237,405 discount on the line of credit.

Exercise of Warrants

During the six months ended June 30, 2017, we issued 510,000 shares of our common stock and in exchange we received proceeds totaling $153,000 from the exercise of our outstanding stock purchase warrants. Of the warrants exercised, 370,000 shares were exercised at $0.30 per share and 140,000 shares were exercised at $0.25 per share. No warrants were exercised in the six months ended June 30, 2016.

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

Balance, June 30, 2016	Number of
	Shares	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Issued	1,828,571		0.45
Expired	(183,545)		0.55
Outstanding as of June 30, 2016	15,424,464	$0.125	–	1.00

Balance, June 30, 2017	Number of
	Shares	Price Range
Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	990,727	0.42	–	0.70
Exercised	(510,000)	0.25	–	0.30
Expired	—		—
Outstanding as of June 30, 2017	20,515,841	$0.125	–	1.00

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the six-months ended June 30:

	2016			2017
Risk free interest rate	1.26	–	1.36%	1.83	–	1.93%
Expected volatility	311	–	315%	293	–	297%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years		5			5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	June 30,
	2016	2017
Accounts payable and accrued expenses	$22,231	$158,690
Payroll tax liability	137,500	137,500
Accrued officer bonus	80,000	—
Accrued interest	40,372	48,248
Total accounts payable and accrued expenses	$280,103	$344,438

The payroll tax liability is the Company’s estimate of payroll taxes due on the past services of independent contractors. The Company is currently attempting to reduce the liability to approximately $5,000 through the IRS Voluntary Classification Settlement Program.

On September 27, 2016, the board approved a $60,000 bonus for each of our Chief Executive and Chief Science Officers, $20,000 of which was paid to each in 2016. Each were paid the remaining $40,000 in January 2017.

During the six months ended June 30, 2016 and 2017, we issued 746,943 and 1,807,829 shares of common stock in lieu of fees for services provided by vendors, consultants and an officer, resulting in a grant date fair value of $275,232 and $168,022, respectively, and recorded in selling, general and administrative expense.

During the six months ended June 30, 2016 and 2017 we issued 546,157 and 683,875 shares of common stock resulting in a grant date fair value of $213,875 and $337,246, respectively. The shares were issued to settle our accrued interest liability, which is recorded as interest expense in our consolidated statements of operations.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Noncontrolling Interest

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

On December 30, 2015, Clyra sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. This sale was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and Regulation D promulgated thereunder as not involving a public offering of securities. As a result of the sale, Sanatio owned 40% of Clyra’s issued and outstanding shares, BioLargo owned 54%, and the remainder is owned by management. Concurrent with the sale of the Preferred Shares, the shareholders entered into a shareholders’ agreement that provides for a three member board of directors, consisting of the company’s president, a person appointed by BioLargo, and a person appointed by Sanatio.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. Management classifies the Preferred Shares dividend as a medium probability of occurring and as of June 30, 2017 the Preferred Shares dividend has an accrued and undeclared balance of $90,000.

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

In addition to the foregoing, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to the company. Mr. Strommen is the founder of Beach House Consulting, LLC. Mr. Strommen will be assisting the company in its sales and marketing activities once it has FDA Approval on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. As of June 30, 2017, the Company has not presented any products to the FDA for FDA approval.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From inception, Clyra has generated no revenues and the financial impact of Clyra’s operations for the three and six months ended June 30, 2017, resulted in a net loss of $387,490 and $524,572.

Note 8. Commitments and Contingencies.

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

One-Year Convertible Notes, mature July 18, 2018

On July 18, 2017, we received $250,000 and issued convertible promissory notes (convertible at $0.42 per share) with a maturity date of July 18, 2018 to two accredited investors in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. We issued the investors stock purchase warrants to purchase an aggregate 400,000 shares exercisable at $0.65 per share, which expire July 18, 2023. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than securities issued through out Summer 2017 Unit Offering, for the payment of interest on promissory notes, for convertible notes, and warrants issued to the two investors. In the event we register the shares underlying the notes, under certain conditions we may call the warrants and require they be exercised or forfeited.

One-Year Convertible Notes, mature December 30, 2017

The promissory notes issued on December 30, 2016 convertible at $0.57 per share contain a provision that allows the investor to convert its note to the terms of a note subsequently issued by the company under more favorable terms. On July 18, 2017, we issued notes under similar terms as the December 30, 2016 notes, convertible at $0.42 per share, and provided notice to the investors of the reduction in the conversion price of the two notes issued December 30, 2016, to $0.42 per share.

On July 20, 2017, the holders of these notes exercised their right to convert their notes in aggregate principal amount of $280,000 into 686,667 shares of our common stock.

Two-Year Convertible Note

 On July 20, 2017, the company accepted $400,000 and issued a promissory note with a 10% original issue discount in the principal amount of $440,000, due in two years, that accrues interest at 12% paid quarterly. The note is convertible, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical Technologies common stock held by BioLargo, or any combination thereof. At maturity, the note automatically converts into shares of BioLargo common stock at $0.42 per share, unless otherwise instructed by the holder. Interest may be paid in cash, common stock, or options to purchase common stock, at the holder’s option.

Clyra Medical Technologies, Inc.

On August 4, 2017, Clyra commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares.

On July 22, 2017, Sanatio Capital LLC and Clyra agreed to convert the $250,000 line of credit held by Sanatio to common shares at a price per share equal to that offered to investors in the Clyra offering. As of the date of conversion, the outstanding amount due on the line of credit was $270,400. Once the offering price was established, Sanatio was issued 1,690 shares of Clyra common stock at $160 per share.

Subsequent to the issuance of shares to investors in the offering and to Sanatio, BioLargo owns 15,298 shares of Clyra common stock. These shares comprise 46.33% of the voting stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) are two of the three members of Clyra’s board of directors.

Summer 2017 Unit Offering

Subsequent to June 30, 2017, we accepted investments for our Summer 2017 Unit Offering (see Note 3) in the aggregate amount of $182,200 from five accredited investors, and issued convertible promissory notes in the face amount of the investments that mature June 20, 2020. We also issued warrants to these investors to purchase an aggregate 433,810 shares.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2017, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this Report, the term Company refers to BioLargo, Inc., a Delaware corporation, and its wholly-owned subsidiaries, BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Maritime Solutions, Inc., a California corporation, a Canadian subsidiary BioLargo Water, Inc.; and Clyra Medical Technologies, Inc. (“Clyra”), a subsidiary in which the Company owns a controlling ownership interest.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business

Our goal is to make life better by delivering sustainable technology-based products that help solve some of the most widespread problems threatening the world's supply of water, air, food, agriculture, healthcare and energy. We create and refine intellectual property that forms a foundation from which to build and create break-through products and technology for licensure to commercial partners. Our products harness the power of iodine – “Nature’s Best Solution” – to eliminate contaminants that threaten our water, our health and our quality of life.

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

AOS

The AOS is our invention that combines iodine, water filter materials and electricity within a water treatment device. Our AOS generates extremely high oxidation potential within the device to achieve extremely high rates of disinfection to eliminate infectious biological pathogens like Salmonella enterica, Listeria monocytogenes and Escherichia coli, as well as a model virus Bacteriophage T4. It is also able to oxidize and break-down, or otherwise eliminate, or remove, soluble organic contaminants like acids, solvents, sulfur compounds, oil and gas by-products, and pharmaceutical by-products commonly found in a wide variety of contaminated water sources. The AOS’ extremely high oxidation potential, generated using extremely low levels of energy, is the key.

The term “oxidation potential” refers to the measure of the performance by which an oxidant is able to “break down” a material through removing electrons, and sometimes by the addition of oxygen. Two commonly understood examples of oxidation are: the rusting of a shipyard anchor by salty air, and the breakdown and conversion of wood into ash by fire and oxygen. The key to our AOS is its ability to generate extremely high oxidation potential in a continuous flow device that attacks contaminants in water flowing through it. Aside from its measurably superior disinfection rates, the AOS also boasts substantially lower power consumption rates than competing advanced water treatment technologies such as UV, electro-chlorination, or ozonation. For some applications, it is this value proposition that sets the AOS technology above other water treatment options, as the AOS may allow safe and reliable water treatment for a fraction of the cost of its competitors, and may even enable advanced water treatment in applications where it would have otherwise been prohibitively costly. Our AOS embodies a break-through in science which led to BioLargo’s co-founding of multi-year research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. This project concluded in 2016. We believe at such time as the industry moves forward to solve these issues, the opportunity for our participation will present itself. Our work is continually expanding into a number of commercial applications with a key focus on wastewater treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in the maritime industry, storm drain recapture / recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada. Our first grant in the United States was recently awarded by the Metropolitan Water District of Southern California through their Innovative Conservation Program. Financial support is expanding concurrently with ongoing work to commercially develop the latest AOS designs. We believe the AOS has an important and substantial commercial opportunity in every segment of the water treatment industry and we believe it should find early market adoption in helping manage wastewater.

Following extensive validation testing and refinement of the basic operating system, we have begun a commercial prototype development project that includes important third party commercial validation studies and the design of its computer automation system. These next steps lead us to a product ready for commercial markets. In August 2016, we introduced our first “Alpha” prototype at our annual technical symposium. The “alpha” project was executed in collaboration with technical personnel at the Northern Alberta Institute of Technology (“NAIT”)'s Center for Sensors and Systems Integration and with NAIT's Applied Bio/Nanotechnology Industrial Research Chair. Bolstered by financial support provided by the Alberta Innovates nanoPDP program, this project focused on the development of a first-generation prototype system that incorporates a sensor platform to monitor various water parameters through online real-time data acquisition. The Alpha AOS system enables further scale up and testing in industrial settings, and work has commenced to develop a “Beta” unit for first stage commercial trials. Although we expect work on the Beta unit to continue for some time, we are ready now to design and engineer a working prototype for a commercial client. Once this Beta prototype development phase is complete, we intend to focus on producing multiple commercial ready pilot units for testing with various interested industrial clients and on securing regulatory approvals where required. We are in the process of refining our strategic plan to more narrowly focus our efforts on markets where we believe we can make an important contribution, faster adoption rates, and meaningful economic inroads.

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

In July of 2017 we hired Shan Yong, PhD as the Director of Business Development for the BioLargo AOS. Dr. Yong has more than 14 years of experience in international business development and technology consulting in the water and environmental sector.

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

Prove - a Continual Process

We have invested time and money in a wide array of third party testing, side-by-side comparisons and third party verifications to support our most important technical claims. The basic attributes of iodine are well understood by science and industry. We have evidence and experience to substantiate the following bold claims:

o	AOS- when we internally compared it to the best of class competition it appears that we are:
■	more effective
■	less costly
■	faster
o	CupriDyne
■	Oxidizes Volatile Organic Compounds like H2S, Sulfur Compounds, Ammonia, Fatty Acids, Mercaptans, Polyaromatic Compounds
■	Total odor elimination
■	Non-toxic and gentle
■	Generally Accepted As Safe (G.R.A.S.) – ingredients and by products are GRAS according to the FDA
■	Broad spectrum efficacy
■	Potent (less than 1/20th the dose of comparable disinfectant [like chlorine] to achieve similar results)
■	Increases holding power of absorbents by up to six times
■	Enhanced flocculation
■	Nutritive

Isan System

■	Precise iodine dosing
■	Anti-bacterial, anti-fungal, anti-viral
■	Effective against top five plant pathogens
■	Promotes extended shelf-life
■	Enhances root growth and foliage growth for healthier plants
■	Low corrosion

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

Since licensing the technology, Clarion completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2016, it received approval from the U.S. Environmental Protection Agency for use of Isan generated iodine, “IoMax,” as it is delivered in poultry drinking water. Clarion recently received approval for expanded uses of its IoMax iodine, including for the sanitizing livestock drinking water, livestock barns and vehicles, milking and dairy related equipment, food grade egg shells, retort cooling water, HVAC units, and general farm premises. As of June 30, 2017, we have yet to receive royalties from Clarion on this license agreement.

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

Downeast Logistics has operated for more than thirteen years, and will continue to offer our products through multiple channels of the US Government. Its designation as a SDVOSB places Downeast Logistics within a group of highly sought after vendors to the US government. Odor-No-More has registered itself as well as several products with several procurement agencies of the US Government. Downeast has purchased approximately $24,000 in product from us in the six months ended June 30, 2017.

Independent Sales Representatives

We are working with independent representatives developing selling channels for our odor control products. We are in customer trials for our smoke-odor eliminating products. The response from customers has been excellent and we have received the highest marks for performance that is superior to the competing products. We continue to support these selling efforts with samples, training, selling materials and competitive bulk pricing. While we cannot predict the timing or outcome of these efforts, we are confident in our products’ ability to outperform the competition. As our sales within the waste handling industry expand, we will narrow this activity to more carefully identify the high-volume producers and support their efforts to build sales. While we have not experienced meaningful results in this area, we do believe that our products are finding commercial traction and that this strategy will prove valuable.

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

Our product web site can be seen at www.cupridyne.com. We have had some initial success selling CupriDyne Clean to solid waste and recycling companies and wastewater treatment companies that encourages us to continue our marketing and sales efforts in these areas. The operations of the companies in the waste handling industry segment often include transfer stations and landfill facilities. There are many large companies that dominate that marketplace. A leading information source for the waste handling industry named Waste 360 reports the revenues of the top 100 firms within the waste and recycling industry at roughly $46 billion in annual revenues based on 2015 figures. These companies often have layers of staff that participate in decision making related to using a new product like ours. They all deploy a menu of odor abatement strategies, systems, products and processes that are already in place. Often, as we present our new product and its claims, we are met with disbelief. So, while they all face an odor challenge by the very nature of their operations, they frequently are unable to believe that there is a product like ours that actually works and is safe and affordable. As a result, it has taken us more time, more work, and more money to assemble the track record, the data, and the third-party testimonials to begin breaking through to adoption in this industry. Recently, we broke through these barriers and signed “national purchasing agreements” with three top companies in the waste management industry. These agreements provide us “official” vendor status and authorize us to sell product to the customers’ local operations. Although there’s no obligation on the customer’s part to purchase a minimum amount or even any product, becoming an approved vendor is a major hurdle for a new vendor like us to overcome. We have sold product to facilities within these systems and we intend to focus our ongoing sales efforts to expand as rapidly as possible within these and other national accounts as they may develop. While the success of these efforts cannot be assured, we are confident and highly encouraged to focus and invest time, energy, staff and capital in this area as resources permit.

Multinationals and Mid-Level Industry Participants for our AOS

We believe there are a number of potential partners interested in working with us to exploit the commercial opportunities associated with the AOS technology. These opportunities are limited by common and obvious limitations, capital, the relative state of development and market readiness, and adoption rates in the marketplace. Given the significant value offerings, namely enhanced performance and lower cost, we believe we will be able to find industry partners to assist in commercialization of the AOS and are committed to pursue success in these markets. We are pursuing discussions with potential partners that can assist us in engineering the full-scale commercial model for the AOS as it would be deployed in a treatment train to decontaminate water in an industrial setting. To this end, we recently engaged a leading executive from the water industry, Mark Lambert, as well as a seasoned business development executive Shan Yong, PhD, to facilitate a refinement of our focus and assist in finding and engaging companies to partner with us.

Strategic Alliances and Engineering Support

In October 2016 we engaged Chicago Bridge & Iron (CB&I) to support implementation of our AOS and provide independent performance verification. In February of 2017 CB&I announced that they would be selling the business unit with whom we are working to Veritas Capital. The company soon began a process of downsizing its engineering staff. This transition delayed our planned work. At this time we are unable to predict the outcome of our relationship with CB&I as we have worked diligently to secure alternative resources to fill that need.

We have initiated multiple conversations with engineering groups and are involved in negotiations now for the scale-up and commercialization of our AOS technology as well as distribution of our various products.

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

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS. This market segment is marked by delays in the adoption and enforcement of certain ballast water regulations that have been forcasted to spurn a major international market for on ship ballast water treatment systems. The market is delayed. While the trend and regulatory initiatives are continuing, the economics of current technical solutions and the business case has remained uncertain and fraught with what we believe to be high capital requirements and a less than optimal return on investment proposition. While we remain optimistic, we are hesitant to fully puruse this market segement until we are more confident in our fututure success. We will need to organize a strategy and additional resources, including capital and proper staffing, to pursue business opportunities. This subsidiary is not yet operational.

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

With new funding in place, in 2016 Clyra re-initiated product development and testing with experts and well-established contract manufacturing companies from industry. It has concluded development on two products and has retained a leading company to prepare documentation for pre-market notification to the FDA under Section 510(k) of the Food, Drug and Cosmetic Act. This process is almost complete and application is imminent. Clyra hopes to have FDA clearance and product available for sale by year’s end. While no assurances can be made about the ultimate success any FDA applications once filed, given the forward-looking nature of such events, Clyra has retained and engaged a team of experts in the area to guide it through the process. In the interim, Clyra is working with “key opinion leaders” and conducting clinical trials to further develop product claims, and their roll out, marketing, and distribution plans. Recently, Dr. Brock Liden, a renowned wound care expert, presented Clyra’s platform technology at the 15th annual Peter Sheehan Wound Healing: Science & Industry Conference in Puerto Rico, attended by leading wound care clinicians and researchers. Applications for U.S. patents were recently filed for these products under development and we intend to continue expanding patent coverage as we refine our products, as available. Clyra is also evaluating potential product designs where our current product designs can be used or slightly modified/enhanced to create new products for new medial related markets like dental, veterinary medicine, over the counter applications and the like.

As set forth in Part II, Item 5, Clyra recently conducted a private offering of its common stock. Subsequent to the offering, BioLargo owns 46% of Clyra’s issued and outstanding shares. Two of Clyra’s three board seats are filled by current members of BioLargo’s board of directors, and we continue to work closely with Clyra to advance the development of the platform technology and furtherance of its business plan. Our license agreement with Clyra remains in place, whereby Clyra is obligated to pay to BioLargo a royalty of 6% on sales.

Results of Operations—Comparison of the three and six months ended June 30, 2017 and 2016

Revenue

Our revenue from product sales are increasing, primarily due to an increase in the volume of sales of our CupriDyne Clean Industrial Odor Control products to landfills and waste processing operations. The volume of sales of our Specimen Transport Solidifier pouches to the U.S. military increased, although not to the extent as our CupriDyne Clean products. For the six months ended June 30, 2017, our total product sales increased by 176% over the comparable period in 2016. For the three months, it increased 156%.

With respect to our CupriDyne Clean Industrial Odor Control products, we do not have a long enough sales history to identify trends or uncertainties that would affect future sales. In the past few months, we have signed “national purchasing agreements” that authorize us to sell product to the operational facilities of three of the largest waste handling companies in the United States. None of those agreements require the company to purchase a minimum amount, or any, product. Our first such agreement was executed just prior to the beginning of our second fiscal quarter, and thus sales to companies for which we have national purchasing agreements increased significantly from the first quarter, and accounted for 44% of our total revenue in the three months ended June 30, 2017. With respect to sales of our odor control products to the waste handling industry in general, we are finding that in colder climates, odors are less noticeable at waste processing facilities, and thus there appears to be less of a demand for odor control products in winter months. Locations that are near populated areas are more likely to pursue the use of active odor control and abatement products like ours.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 30 research grants from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The majority of grant funds awarded are paid directly to third parties. Amounts paid directly to third parties are not included as other income in our financial statements. We also received a grant from the Metropolitan Water District of Southern California pursuant to its Innovative Conservation Program to test our AOS system with three wastewater matrices to determine its disinfection and decontamination capabilities.

Although we are continuing to apply for government and industry grants, and have been successful in so applying in the past, we cannot be certain of continuing those successes in the future.

Cost of Goods Sold

Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our products, including commissions. Because we have not achieved a meaningful product revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased $238,454 (26%) and $362,602 (20%) in the three and six months ended June 30, 2017 compared to the same period in 2016. The largest components of our selling, general and administrative expenses for the three and six months ended June 30, 2017 and 2016 included:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Salaries and payroll-related expenses	$244,287	387,221	$462,045	$712,747
Consulting expense	241,579	236,925	513,880	474,255
Professional fees	134,547	125,601	278,800	312,644
Investor relations	31,863	65,402	68,600	105,488

Our salaries and payroll related expenses increased in 2017 primarily due to the option issuance to our Chief Financial Officer, and generally to an increase in our operational activites.

With respect to our professional fees, this increase was a result of increased legal work for patent application and prosecutions and audit and legal work needed with respect to the Form S-1 filed on January 25, 2017.

Our investor relations fees increased due to our efforts and activities at various conferences and with consultants promoting the BioLargo brand.

Research and Development

Research and development expenses decreased $5,688 (2%) and increased $34,598 (5%) for the three and six-months ended June 30, 2017, as compared to the same periods in 2016. The level of activity in research and development expenses is consistent with the use of funds from the investment in Clyra, and increased activities at our research facility at the University of Alberta due in part to our grant funding.

Interest expense

Interest expense increased $640,748 and $1,187,979 for the three and six-months ended June 30, 2017, as compared to the same periods in 2016. Our interest expense increased significantly because of the increase in principal amount of outstanding convertible promissory notes and the amortization of the debt discount on the warrants issued in our 2015 Unit Offering and our Winter 2016 Unit Offering. From March 31, 2016, through June 30, 2017, we increased our debt balance by approximately $3,000,000. Our debt and now totals approximately $5,800,000 on which we are paying interest primarly through the issuance of common stock.

Net Loss

Net loss for the three and six-months ended June 30, 2017 was $2,517,794 and $4,577,870, a loss of $0.03 and $0.05 per share, compared to a net loss for the three and six-months ended June 30, 2016 of $1,668,335 and $3,312,728, a loss of $0.02 and $0.04 per share. The net loss increased mainly due to the increased interest expense and to increased compensation expense offset somewhat by the gain from the change in the value of the derivative liability. The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. We do not expect to generate revenues in amount significant enough for us to generate a profit in the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As reflected in the accompanying financial statements, we had a net loss of $4,577,870 for the six months ended June 30, 2017, and an accumulated stockholders’ deficit of $96,256,129 as of June 30, 2017. Our total cash balance was $433,539 at June 30, 2017, a decrease of $1,476,614 since December 31, 2016. Our working capital at June 30, 2017 was negative $3,175,349. The short-term demands on our liquidity consist of our obligations to pay our employees, multiple consultants, and for other ongoing operational obligations, including research and development activities in Canada and in our medical subsidiary. In the past, because we had limited capital available, we have paid only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors.

As of June 30, 2017, we had $5,805,668 in principal amounts due on various debt obligations (see Note 3). Of that amount, $4,830,097 are convertible at our option into common stock at maturity. Additionally, we had $344,438 of accounts payable and accrued expenses (see Note 6).

On June 15, 2017, our registration statement on Form S-1/A was deemed effective by the SEC. This registration statement registered the shares underlying the notes and warrants issued in our 2015 Unit Offering. The warrants contain a “call provision” that allows the company to require all or a portion of the warrant be exercised or forfeited if the closing price of the company’s common stock equals or exceeds two times the warrant exercise price for ten consecutive business days. The call provision is only available once the warrant shares are registered with the SEC. The warrants issued to investors in the 2015 Unit Offering have exercise prices that vary from 40 to 70 cents per share. Approximately $3.5 million of warrants are exercisable at 40 cents per share. Were the price of our common stock to increase to 80 cents per share such that we could “call” (all or a portion of) these warrants, there is no assurance that all of the investors would exercise their rights to purchase shares under the warrants, or that our stock price would remain at above 80 cents per share once we called the warrants.

We will be required to raise substantial additional capital to continue our current level of operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We have been, and will continue to be, required to financially support the operations of our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the remainder of the year.

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

We are continuing to explore numerous alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity. We recently concluded a successful raise of $1,000,000 at our subsidiary Clyra. And, we are in discussions to secure an equity line of credit. However, there can be no assurance that we will be able to raise any additional capital.

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

Critical Accounting Policies

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its consolidated financial statements.

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

Stock Issued for Services

During the three-months ended June 30, 2017, we issued 98,496 shares of common stock to two consultants. The common stock was issued for services provided by consultants and is recorded in selling general and administrative expense in our consolidated statement of operations.

Stock issued as payment for interest on convertible notes

On June 20, 2017, we issued 373,471 shares of common stock to holders of our convertible promissory notes. These shares were issued as payment of $158,267 in accrued interest at a price of $0.4235 per share, and is recorded as interest expense in our consolidated statement of operations.

Summer 2017 Private Securities Offering

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors thus far are convertible at $0.42 cents per share, mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.42 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.42 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.65 per share of common stock and expire on June 20, 2022. The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

During the three months ended June 30, 2017, we received an aggregate $100,000 from two investors and issued convertible promissory notes with a maturity date of June 20, 2020, convertible into our common stock at $0.42 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.65 per share, which right terminates June 20, 2022. We issued warrants to purchase an aggregate 238,096 shares to the two investors.

Issuance of Stock Options in exchange for payment of payables

On June 30, 2017, we issued options to purchase 237,353 shares of our common stock at an exercise price of $0.43 per share to our board of directors, in lieu of $62,500 in fees, and to vendors in lieu or accrued and unpaid fees $26,374.

Conversion of Notes

On June 6, 2017, an investor in our 2015 Unit Offering exercised the right to convert a promissory note in the principal amount of $130,000, plus $3,291 of interest, into 378,767 shares of our common stock.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

On August 8, 2017, the Company’s partially owned subsidiary Clyra Medical Technologies, Inc., received funds for a subscription of $750,000 to its private offering of 6,250 shares of its common stock at a price of $160 per share. Clyra issued 4,687.5 shares to the investor. It also received a $250,000 investment from BioLargo, Inc., and issued 1,562.5 shares to BioLargo. In conjunction with this offering, Sanatio Capital, holder of a $250,000 line of credit, the owner of 8,847 preferred shares of Clyra, and owned by Jack B. Strommen, a member of both Clyra and BioLargo’s board of directors, agreed to convert the amounts due under its line of credit, including interest, into shares of Clyra common stock at the same price as investors in the offering. As of the date Sanatio and Clyra agreed to convert the line of credit, the amount due on the line of credit was $270,400, and Sanatio was issued 1,690 shares of Clyra common stock in full satisfaction thereof.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.4	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.5	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.6	$300,000 Line of Credit issued June 2016	Form 10-K	3/30/2017
4.7	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.8	Securities Purchase Agreement dated July 8, 2016	Form 10-Q	11/14/2016
4.9	Form of Note issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.10	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016

4.11	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.12	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.13	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.14	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.15	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
4.16	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.17*	Form of Note issued in Summer 2017 Offering
4.18*	Form of Warrant issued in Summer 2017 Offering
4.19*	Form of One-Year Note issued July 2017
4.20*	Form of Warrant issued to One-Year Noteholder July 2017
4.21*	Two-year Note in face amount of $440,000 issued July 2017
10.1†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.2†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.3	License Agreement with Insultech Manufacturing LLC dba Clarion Water	Form 10-Q	8/15/2014
10.4	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.5	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.6	Commercial Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.7	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2017	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer