Form 10-Q
period 2017-09-30
BIOLARGO, INC.
filed 2017-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2017 was 102,364,539 shares.

BIOLARGO, INC.

FORM 10-Q

Exhibit Index

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND SEPTEMBER 30, 2017

	DECEMBER 31, 2016	SEPTEMBER 30, 2017 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,910,153	$1,251,951
Accounts receivable	67,994	113,643
Inventories	34,446	39,284
Prepaid expenses and other current assets	4,089	41,623
Total current assets	2,016,682	1,446,501

Equipment, net of depreciation	59,315	55,219
Other non-current assets, net of amortization	36,729	33,939
Deferred offering costs	—	205,536
Total assets	$2,112,726	$1,741,195

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$200,103	$455,547
Accrued officer bonus	80,000	—
Convertible notes payable	560,000	4,803,847
Discount on convertible notes payable and line of credit, net of amortization	(398,910)	(1,697,179)
Derivative warrant liability	663,560	—
Line of credit	50,000	50,000
Total current liabilities	1,154,753	3,612,215

Long-term liabilities:
Convertible notes payable	5,250,668	1,506,771
Discount on convertible notes payable, net of amortization	(3,522,497)	(976,461)
Total liabilities	2,882,924	4,142,525

COMMITMENTS, CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2016 and September 30, 2017.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 92,975,970 and 101,734,166 Shares Issued, at December 31, 2016 and September 30, 2017.	62,179	68,186
Additional paid-in capital	90,609,774	95,761,931
Accumulated deficit	(91,915,426)	(98,862,024)
Accumulated other comprehensive loss	(81,694)	(57,951)
Total Biolargo stockholders’ deficit	(1,325,167)	(3,089,858)
Non-controlling interest (Note 9)	554,969	688,528
Total stockholders’ deficit	(770,198)	(2,401,330)
Total liabilities and stockholders’ deficit	$2,112,726	$1,741,195

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016	SEPTEMBER 30, 2017

Revenues
Product revenue	$107,321	$172,045	$160,249	$318,040
License revenue	55,000	—	55,000	—
Total revenue	162,321	172,045	215,249	318,040
Cost of revenues	(47,112)	(123,278)	(68,950)	(219,207)

Gross profit:	115,209	48,767	146,299	98,833

Selling, general and administrative expenses	989,223	1,117,790	2,843,694	3,334,863
Research and development	348,619	425,670	1,029,637	1,141,286
Amortization and depreciation	3,005	6,647	8,580	21,086
Total operating expenses:	1,340,847	1,550,107	3,881,911	4,497,235
Operating loss:	(1,225,638)	(1,501,340)	(3,735,612)	(4,398,402)

Other (expense) income:
Interest expense	(1,087,578)	(848,735)	(1,972,428)	(2,921,564)
Change in fair value of derivative warrant liability	(202,110)	—	(202,110)	—
Grant income	31,223	103,949	113,319	174,098
Total other expense:	(1,258,465)	(744,786)	(2,061,219)	(2,747,466)
Net loss	(2,484,103)	(2,246,126)	(5,796,831)	(7,145,868)

Net loss attributable to noncontrolling interest	(69,843)	(89,414)	(191,674)	(326,581)
Net loss attributable to common shareholders	$(2,414,260)	$(2,156,712)	$(5,605,157)	$(6,819,287)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.07)
Weighted average number of common shares outstanding:	88,148,092	100,752,279	86,809,862	97,679,544

Comprehensive loss:
Net loss	$(2,484,103)	$(2,246,126)	$(5,796,831)	$(7,145,868)
Foreign currency translation	(606)	41,856	(9,924)	23,743
Comprehensive loss	(2,484,709)	(2,204,270)	(5,806,755)	(7,122,125)
Comprehensive loss attributable to noncontrolling interest	(69,843)	(89,414)	(191,674)	(326,581)
Comprehensive loss attributable to common stockholders	$(2,414,866)	$(2,114,856)	$(5,615,081)	$(6,795,544)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2016	92,975,970	$62,179	$90,609,774	$(91,915,426)	$(81,694)	$554,969	$(770,198)

Stock issued for services - vendors and consultants	480,625	331	251,986	—	—	—	252,317
Stock issued to CEO (Note 5)	1,500,000	1,005	(1,005)	—	—	—	—
Payment of interest	1,034,762	821	506,800				507,621
Conversion of notes	2,190,774	1,468	834,782	—	—	—	836,250
Exercise of warrants	510,000	343	152,657	—	—	—	153,000
Cashless exercise of stock options	2,501,937	1,677	(1,677)	—	—	—	—
Financing fee to Lincoln Park	488,998	328	205,672	—	—	—	206,000
Sales of stock to Lincoln Park	51,100	34	22,466	—	—	—	22,500
Stock option compensation expense	—	—	801,716	—	—	—	801,716
Fair value of warrants and conversion feature issued as discount on convertible notes payable	—	—	1,067,629	—	—	—	1,067,629
Purchase of Clyra shares	—	—	—	—	—	(40,000)	(40,000)
Issuance of Clyra shares	—	—	520,260	—	—	500,140	1,020,400
Deemed dividend for anti-dilution trigger (Note 3)	—	—	299,111	(299,111)	—	—	—
Cumulative effect from the change in accounting for derivative liability	—	—	491,760	171,800	—	—	663,560
Net loss	—	—	—	(6,819,287)	—	(326,581)	(7,145,868)
Foreign currency translation	—	—	—	—	23,743	—	23,743

Balance, September 30, 2017	101,734,166	$68,186	$95,761,931	$(98,862,024)	$(57,951)	$688,528	$(2,401,330)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

(UNAUDITED)

	SEPTEMBER 30, 2016	SEPTEMBER 30, 2017
Cash flows from operating activities
Net loss	$(5,796,831)	$(7,145,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	645,808	801,716
Common stock issued for services — vendors and consultants	387,806	252,317
Common stock issued for payment of interest	314,937	507,621
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	1,577,845	2,315,396
Change in fair value of derivative warrant liability	202,110	—
Deferred offering cost expense	—	464
Amortization and depreciation expense	8,580	21,086
Bad debt expense	—	2,500
Changes in assets and liabilities:
Accounts receivable	(41,856)	(48,149)
Inventories	11,815	(4,838)
Prepaid expenses and other assets	16,913	(42,734)
Accounts payable and accrued expenses	(62,681)	345,844
Officer bonus	100,000	(80,000)
Deposits	(135,000)	—
Other assets	(28,542)	—
Net cash used in operating activities	(2,799,096)	(3,074,645)
Cash flows from investing activities
Equipment purchases	(55,349)	(9,000)
Net cash used in investing activities	(55,349)	(9,000)
Cash flows from financing activities
Proceeds from convertible notes	2,190,000	1,266,200
Proceeds from line of credit	300,000	250,000
Proceeds from sale of Clyra stock	—	750,000
Proceeds from sale of common stock	—	22,500
Purchase of Clyra shares	—	(40,000)
Proceeds from exercise of warrants	355,000	153,000
Net cash provided by financing activities	2,845,000	2,401,700

Effect of foreign currency translation	(21,723)	23,743
Net change in cash and cash equivalents	$(31,168)	$(658,202)

Cash and cash equivalents at beginning of period	1,763,114	1,910,153
Cash and equivalents at end of period	$1,731,946	$1,251,951
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,551	$6,731
Income taxes	$6,509	$5,350

Non-cash investing and financing activities
Conversion of accounts payable into stock options	$272,032	$354,326
Fair value of warrants issued in conjunction with convertible notes payable	$2,460,975	$1,067,629
Fair value of stock issued for line of credit	$—	$250,000
Fair value of stock issued for financing fee	$—	$206,000
Settlement of accounts payable and interest into shares of common stock	$702,743	$759,938
Convertible notes into shares of common stock	$352,566	$836,250

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Business and Organization

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2017, we had a net loss of $7,145,868, and used $3,074,645 cash in operations, and at September 30, 2017, had negative working capital of $2,165,714, current assets of $1,446,501, and an accumulated stockholders’ deficit of $98,862,024. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies, and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Cash totaled $1,251,951 as of September 30, 2017 and decreased by over $650,000 from December 31, 2016. Our revenues for the nine months ended September 30, 2017 totaled $318,040. Although almost a 100% increase from the same period in 2016, and approximately a 70% increase over the prior three-month period, our revenues are not sufficient to fund our operations and must increase substantially before they will be. We will be required to raise substantial additional capital to expand our operations, including without limitation, hiring additional personnel, additional scientific and third-party testing, incurring costs associated with obtaining regulatory approvals and filing additional patent applications to protect our intellectual property, and possible strategic acquisitions or alliances, as well as to meet our liabilities as they become due for the next 12 months. We intend to continue to raise money through private securities offerings for the foreseeable future and through our agreement with Lincoln Park (see Note 7).

As of September 30, 2017, we had $6,360,618 in principal amounts due on various debt obligations, all but $50,000 of which are convertible into common stock (see Note 4). Additionally, as of September 30, 2017, we had $455,547 of accounts payable and accrued expenses (see Note 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

We have seven wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc. organized under the laws of the State of California in 2016, BioLargo Development Corp., organized under the laws of the State of California in 2016, and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennesse in 2017. Additionally, we own 46.3% of Clyra Medical Technologies, Inc. (“Clyra”), organized under the laws of the State of California in 2012 (see Note 9).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and entities in which management believes it has a controlling interest. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based compensation, equity components of financing transactions, uncollectible accounts receivable, asset impairment and amortization, and taxes, among others.

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

Government Grants

We have been awarded grants from government and industry orgnaizations in the United States and Canada. The government grants received are considered Other Income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over fifty grants totaling approximately $1,100,000. Some of the funds from these grants are given directly to third parties to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs.

The grants provide for (i) recurring monthly amounts, (ii) reimbursement of costs for research talent for which we invoice to request payment, and (iii) ancillary cost reimbursement for research talent travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead. These grants have substantially increased our level of research and development activities in Canada and the development of our AOS filter. We continue to apply for government and agency grants to fund research and development activities. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2016 and 2017, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States. From time to time, our cash account balances are greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our financial institution.

Our cash balances were made up of the following:

	DECEMBER 31, 2016	SEPTEMBER 30, 2017
Biolargo, Inc. and wholly owned subsidiaries	$1,671,857	$431,034

Clyra Medical Technologies, Inc.	238,296	820,917

Total	$1,910,153	$1,251,951

Allowance for uncollectible receivables

Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in income in the period in which they are determined. At September 30, 2017, the allowance for uncollected receivables was $2,500.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).” The relevant section for Biolargo is Topic 815 where it pertains to accounting for certain financial instruments with down round features. Until the issuance of this ASU, financial instruments with down round features required fair value measurement and subsequent changes in fair value were recognized in earnings. As a result of this ASU, financial instruments with down round features are no longer treated as a derivative liability measured at fair value. Instead, when the down round feature is triggered, the effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For public entities, the ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Biolargo has elected early adoption as of July 1, 2017. (See Note 3.)

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines currently will not substantially impact our revenue recognition. However, future licenses, if any, will require specific contract terms for the basis of royalty payments and for support and maintenance of the intellectual property that is the subject of the license.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based award transactions and adds two practical expedients for nonpublic entities.  The new standards are effective for annual periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines will not substantially impact our accounting for share based payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines will create a ROU asset and lease liability for the company’s lease agreements in place at the time the Update goes into effect. Currently, the company has two real property leases with terms longer than 12 months.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Change in Derivative Liability Treatment

As discussed in Note 2, “Recent Accounting Pronouncements”, Biolargo has adopted ASU 2017-11 as of July 1, 2017. With this adoption, we eliminated the derivative liability, and the changes in the fair value of the derivative liability. The derivative liability was caused by a down round feature in multiple warrants issued. The Company made a cumulative effect adjustment to the balance sheet as of January 1, 2017, which adjusted the beginning balance in the accumulated deficit account by $663,560. In May 2017, the down round feature in those warrants was triggered, and a $216,000 dividend was recognized in equity. In September 2017, the down round feature in those warrants was triggered, and a $83,111 dividend was recognized in equity.

Note 4.   Convertible Notes Payable and Lines of Credit

	DECEMBER 31, 2016	SEPTEMBER 30, 2017

Current liabilities:
Line of credit	$50,000	$50,000

Convertible notes payable
One-Year Convertible notes, mature July 8, 2017	$280,000	$—
One-Year Convertible notes, mature December 30, 2017	280,000	—
One-Year Convertible notes, mature July 18, 2018	—	280,000
Convertible notes, mature June 1, 2018*	—	4,523,847
Total convertible notes payable	$560,000	$4,803,847

Long-term liabilities:
Convertible notes payable, net of current portion
Convertible notes, mature June 1, 2018*	$4,800,097	$—
Convertible notes, mature September 17, 2019	283,571	283,571
Convertible notes, mature December 31, 2019	167,000	292,000
Convertible notes, mature July 20, 2019	—	440,000
Convertible notes, mature June 20, 2020	—	491,200
Total convertible notes payable, net of current portion	$5,250,668	$1,506,771

Total	$5,860,668	$6,360,618

 * The convertible notes that mature June 1, 2018, were considered “long-term” liabilities as of December 31, 2016, and “current” liabilities (due within one year) as of June 30, 2017. As such, those same liabilities are in both the “long-term” and “current” liabilities section in the above table.

For the three and nine months ended September 30, 2016, we recorded $1,087,578 and $1,972,428 and for the three and nine months ended September 30, 2017, we recorded $848,735 and $2,921,564 of interest expense related to the amortization of our discount on our convertible notes payable and interest from our convertible notes and lines of credit.

Line of Credit

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. At any time after December 1, 2017, the holder of the line of credit may call it due by providing 30 days’ notice of the due date, at which time all principal and outstanding interest is due and payable. Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 6.) The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit into convertible promissory notes and stock purchase warrants on the same terms and notes issued in the 2015 Unit Offering.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2016, and September 30, 2017, $50,000 remains outstanding on this line of credit.

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

Interest was charged upon issuance at 3% per annum. We also issued the two investors warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. (See Note 6.)

The notes contain a conversion price protection feature such that if the company issues a convertible promissory note at a lower conversion price, the holder may exchange the note for an investment on the same terms offered to the other investor. On July 18, 2017, because we issued notes at a $0.42 conversion price (see “One-Year Convertible Notes, mature July 18, 2018,” below), the holder elected to exchange these notes for notes on similar terms, reducing the conversion price of these notes from $0.57 to $0.42. Concurrently, the holders exercised their right to convert the principal and outstanding interest into 686,667 shares of our common stock.

One-Year Convertible Notes, mature July 18, 2018

On July 18, 2017, we received $250,000 and issued convertible promissory notes (convertible at $0.42 per share) with a maturity date of July 18, 2018 to two accredited investors in the aggregate principal amount of $280,000.  Interest was charged upon issuance at 3% per annum. The notes are convertible by the holders at any time. We have the right to convert the notes at any time after January 18, 2018, provided that our common stock closes at two times the conversion price for 10 consecutive business days. The notes contain a conversion price protection feature such that if the company issues a convertible promissory note at a lower conversion price, the holder may exchange the note for an investment on the same terms offered to the other investor.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 6).

As of September 30, 2017, the outstanding balance for notes issued in the 2015 Unit Offering, maturing June 1, 2018 is as follows:

Unit/Conversion Price	Warrant Exercise Price	Total
$0.25	$0.40	$1,626,134
$0.35	$0.45	1,751,046
$0.55	$0.70	1,146,667
		$4,523,847

During the nine months ended September 30, 2017, investors elected to convert an aggregate $276,250 principal amount promissory notes issued in our 2015 Unit Offering and accrued interest into 883,218 shares of our common stock.

During the nine months ended September 30, 2016, we received $1,940,000, and issued unsecured convertible promissory notes with maturity dates of June 1, 2018, which accrue interest at the rate of 12% per annum.

Clyra Line of Credit, matures March 31, 2019

On March 31, 2017, our subsidiary Clyra (see Note 9), obtained a $250,000 line of credit from Sanatio Capital LLC, accruing interest at a rate of 10% per annum and a 5% original issue discount.

On July 22, 2017, Sanatio Capital LLC and Clyra agreed to convert the $250,000 line of credit held by Sanatio to shares of Clyra common stock at a price per share equal to that offered to investors in the Clyra offering (see Note 9). As of the date of conversion, the outstanding amount due on the line of credit was $270,400. Once the offering price was established, Sanatio was issued 1,690 shares of Clyra common stock at $160 per share.

Convertible Notes, mature September 17, 2019

On September 17, 2016, investors in the line of credit (see “Line of Credit, matures December 1, 2017,” above), converted an aggregate principal amount of $250,000 plus accrued interest of $33,571 promissory notes convertible at $0.55 per share. Other than the maturity date of September 17, 2019, these notes contain the same terms as the notes issued in the 2015 Unit Offering. Our common stock closed at $0.70 on September 17, 2016. In addition to the convertible promissory notes, the investors received a Series A stock purchase warrant to purchase an aggregate 515,583 shares of our common stock at an exercise price of $0.70 per share (see Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes, mature December 31, 2019 (Winter 2016 Unit Offering)

On December 27, 2016, we commenced a private securities offering (titled the “Winter 2016 Unit Offering”) which offered the sale of $600,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors were convertible at $0.57 per share, a discount to the market price of our stock on that date of $0.86, mature December 31, 2019, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

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

From inception of the offering through its termination on January 13, 2017, we received $292,000 from six investors, issued convertible notes in the aggregate of $292,000, and issued warrants to purchase 512,281 shares of our common stock.

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors are convertible at $0.42 per share, mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.42 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.42 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.65 per share of common stock and expire on June 20, 2022 (see Note 6). The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Through September 30, 2017, we have received $491,200 in investments from nine accredited investors, and issued warrants to purchase 1,169,525 shares of our common stock.

Two-Year Convertible Note, matures July 20, 2019

On July 20, 2017, the company accepted $400,000 and issued a promissory note with a 10% original issue discount in the principal amount of $440,000, due in two years, that accrues interest at 12% paid quarterly. The note is convertible, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical Technologies common stock held by BioLargo, or any combination thereof. At maturity, the note automatically converts into shares of BioLargo common stock at $0.42 per share, unless otherwise instructed by the holder. Interest may be paid in cash, common stock, or options to purchase common stock, at the holder’s option. The fair value of the beneficial conversion feature resulted in a $171,429 dicount recorded on our balance sheet as a discount on convertible notes payable, net of current portion. The discount will be amortized monthly as interest expense through July 20, 2019.

Note 5. Share-Based Compensation

Common Stock

On May 2, 2017, pursuant to an employment agreement with the Company’s president, Dennis Calvert (see Note 11), we issued Mr. Calvert 1,500,000 shares of common stock. The shares are subject to a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Company will expense the fair value of the stock if and when it is probable that any of the conditions above are met.

Stock Option Expense

During the three and nine months ended September 30, 2017, we recorded an aggregate $285,757 and $801,716, respectively, and during the three and nine months ended September 30, 2016, we recorded an aggregate $154,368 and $645,808, respectively, in selling, general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

2007 Equity Incentive Plan

On September 7, 2007, and as amended April 29, 2011, the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years, which expired on September 7, 2017. The Board’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 10, 2017, we extended our engagement agreement with our Chief Financial Officer. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000, and during the three and nine months ended September 30, 2017, we recorded $51,750 and $207,000, respectively, of selling, general and administrative expense on our statement of operations. The option has fully vested.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2016 and 2017 is as follows:

						Weighted
Balance, September 30, 2016:						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	Price per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.22	–	1.89	$0.44
Granted	40,000	(40,000)		0.45		0.45
Expired	(262,500)	262,500		0.40		0.40
Balance, September 30, 2016	10,018,586	1,981,414	$0.22	–	1.89	$0.46

					Weighted
					Average
Balance, September 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balances as of December 31, 2016	9,916,586	$0.22	–	1.89	$0.44
Granted	340,000	0.39	–	0.69	0.65
Exercised	—		—		—
Balance, September 30, 2017	10,256,586	$0.22	–	1.89	$0.44

Options issued Outside of the 2007 Equity Incentive Plan

During the three and nine months ended September 30, 2017, we issued options to purchase 132,354 and 407,704 shares of our common stock at exercise prices ranging between $0.43 – $0.51 per share to members of our board of directors for fees for service for the three and nine months ended September 30, 2017 totaling $67,500 and $202,500, respectively.

During the three and nine months ended September 30, 2017, we issued options to purchase 144,317 and 689,846 shares of our common stock at exercise prices ranging between $0.43 – $0.67 per share to vendors and employees in lieu of accrued and unpaid fees for the three and nine months ended September 30, 2017 totaling $45,402 and $187,476, respectively.

On September 5, 2017, we issued options to purchase 2,000,000 shares of our common stock to the employees of our newly created engineering subsidiary (see Note 10). The options are non-qualified stock options, exercisable at $0.45 per share, the closing price of our common stock as of September 5th, exercisable for ten years from the date of grant and subject to vesting in five equal increments on the anniversary of the agreement for five years based on certain performance milestones related to the operations of the subsidiary. (See Note 10 for details of the performance milestones.) The options contain other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of these options totals $900,000. Management chose not to expense the fair value of the options at this time because the subsidiary is just beginning operations and therefore reaching the performance milestones by September 2018 is uncertain.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 2, 2017, pursuant to his employment agreement (see Note 11), we granted to our president, Dennis P. Calvert, an option to purchase 3,731,322 shares of the Company’s common stock. The option is a non-qualified stock option, exercisable at $0.45 per share, the closing price of our common stock as of May 2nd, exercisable for ten years from the date of grant, and vesting in equal increments on the anniversary of the agreement for five years. Any portion of the option which has not yet vested shall immediate vest in the event of, and prior to, a change of control, as defined in the employment agreement. The option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise.  The fair value of this option totaled $1,679,095 and will be amortized monthly through May 2, 2022.  During the three and nine months ended September 30, 2017, we recorded $83,955 and $111,940, respectively, of selling, general and administrative expense related to the option.

During the three and nine months ended September 30, 2016, we issued options to purchase 422,896 and 906,973 shares of our common stock at exercise prices ranging between $0.33 – $0.76 per share to vendors and to members of our board of directors. During the three and nine months ended September 30, 2016, the fair value of these options totaled $77,418 and $430,887, respectively, and is recorded as selling, general and administrative expenses.

The fair value of the options issued prior to 2016 that vested during the three and nine months ended September 30, 2016, was $0 and $170,310, and during the three and nine months ended September 30, 2017, was $37,150 and $77,200, respectively.

Exercise of Stock Option

On April 30, 2017, our president, Dennis P. Calvert, delivered a notice of exercise of 3,866,630 shares pursuant to his stock option agreement dated April 30, 2007. The exercise price was $0.18 per share, and the Company issued 2,501,937 shares, calculated by multiplying the difference between the market price of $0.51 and the exercise price of $0.18 with the number of shares exercised, and dividing that amount by the market price. No cash consideration was tendered with respect to the exercise. The remaining 3,866,629 shares available for purchase under the option agreement expired unexercised.

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

Activity of our stock options issued outside of the 2007 Plan for the nine months ended September 30, 2016 and 2017 is as follows:

					Weighted
Balance, September 30, 2016:					Average
	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	484,077	0.33	–	0.45	0.38
Exercised	(60,000)		0.25		0.25
Balance, September 30, 2016	19,819,052	$0.18	–	1.00	$0.41

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

					Weighted
					Average
Balance, September 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.40
Granted	6,828,872	0.43	–	0.67	0.46
Expired	(3,866,629)		0.18		0.18
Exercised	(3,866,630)		0.18		0.18
Balance, September 30, 2017	19,244,379	$0.18	–	1.00	$0.51

We recognize employee compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share based compensation for the nine months ended September 30:

	2016						2017
	Non Place			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.77	–	2,27%	1.36	–	1.77%	2.29	–	2.40%	2.31	–	2.40%
Expected volatility	641	–	738%	315	–	641%	571	–	601%	578	–	601%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Expected life in years		7			5			7			7

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

Note 6. Warrants

Warrants Issued to Summer 2017 Unit Offering Investors

Pursuant to the terms of our Summer 2017 Unit Offering (see Note 4), we issued warrants to purchase an aggregate 1,169,525 shares of our common stock, at an exercise price of $0.65 per share. Of this amount, we issued warrants to purchase 238,096 shares during the three months ended June 30, 2017, and 931,429 shares during the three months ended September 30, 2017. These warrants expire June 20, 2022. The relative fair value of these warrants resulted in $491,200 recorded as a discount on our convertible notes. This offering is open as of the date of this report.

Warrants Issued to Winter 2016 Unit Offering Investors

Pursuant to the terms of our Winter 2016 Unit Offering (see Note 4), we issued warrants to purchase an aggregate 512,281 shares of our common stock at an exercise price of $0.70 per share. Of this amount, warrants to purchase 292,983 shares were issued during the three months ended December 30, 2016, and 219,298 shares were issued during the three months ended March 31, 2017. These warrants expire December 31, 2021. The relative fair value of these warrants resulted in $125,000 recorded as a discount on our convertible notes. This offering is closed and no further warrants will be issued.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants Issued Concurrently with One-Year Convertible Notes

On July 8, 2016, we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of July 8, 2017 (see Note 4). These warrants are initially exercisable at $0.65 per share and expire July 8, 2021. The fair value of warrants issued resulted in $160,000 discount on the one-year convertible notes. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants at a lower price, other than through our 2015 Unit Offering. On May 24, 2017, we initiated the Summer 2017 Unit Offering offering promissory notes convertible at $0.42 per share (see Note 4). Since these securities were sold at less than the exercise price of the July 8, 2016 warrants, the exercise price of the warrants was decreased from $0.65 to $0.42 per share, and the number of shares issuable under the warrant increased by 219,048 shares to a total of 619,048 shares.

On December 30, 2016 we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of December 30, 2017 (see Note 4). These warrants are initially exercisable at $0.75 per share and expire December 31, 2021. The stock price on the date of grant was $0.83. The fair value of warrants issued resulted in $280,000 discount on the one-year convertible notes. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants with a lower price, other than through our Winter 2016 Unit Offering, or stock or stock options to persons providing services to our company. On May 24, 2017, we initiated the Summer 2017 Unit Offering offering promissory notes convertible at $0.42 per share (see Note 4). Since these securities were sold at less than the exercise price of the December 30, 2016 warrants, the exercise price of the warrants was decreased from $0.75 to $0.42 per share, and the number of shares issuable under the warrant increased by 314,285 shares to a total of 714,285 shares.

On July 18, 2017, we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of July 18, 2018 (see Note 4). These warrants are initially exercisable at $0.65 per share and expire July 31, 2022. The exercise price of the stock purchase warrant may be adjusted downward in the event we sell our common stock or issue warrants with a lower price, other than through our Summer 2017 Unit Offering, securities issued for the payment of interest on notes, any convertible note, warrants issued to these two investors, or stock or stock options issued for the reduction of accounts payable.  The fair value of these warrants resulted in a $280,000 discount recorded on our balance sheet as a discount on convertible note payable and will be amortized monthly as interest expense through July 18, 2022. On September 26, 2017, we sold shares of our common stock to Lincoln Park (see Note 7), and thus the exercise price of these warrants were decreased from $0.65 to $0.42 per share, and the number of shares issuable under the warrants increased by 177,777 shares to a total of 577,777 shares.

These warrants are no longer treated as derivative liabilities. Any adjustments in the warrant price and shares due to a down round will be treated as a dividend.

2015 Unit Offering Warrants

During the nine months ended September 30, 2016, we issued Series A warrants to purchase up to an aggregate 4,455,413 shares of our common stock to investors in the 2015 Unit Offering (see Note 4). Of this amount, warrants to purchase an aggregate 2,719,048 shares were issued at an exercise price of $0.45 per share, and warrant to purchase an aggregate 1,736,365 shares were issued at an exercise price of $0.70 per share. All Series A Warrants expire June 1, 2020. The relative fair value of these warrants resulted in $1,940,000 recorded as a discount on our convertible notes on our consolidated balance sheets in the periods presented.

Warrants Issued Concurrently with Line of Credit

During the nine months ended September 30, 2016, we issued warrants to purchase an aggregate 300,000 shares of our common stock to the investors in our line of credit (see Note 4). These warrants are exercisable at $0.35 per share and expire June 2021. The relative fair value of warrants issued resulted in $237,405 discount on the line of credit.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of our line of credit, five line of credit holders exchanged their line of credit and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling $283,571 (see Note 4). With the exchange, these note holders received additional warrants to purchase an aggregate 515,583 of our common stock at an exercise price of $0.70 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $283,571 recorded as a discount on convertible notes payable.

Exercise of Warrants

During the nine months ended September 30, 2017, we issued 510,000 shares of our common stock and in exchange we received proceeds totaling $153,000 from the exercise of outstanding stock purchase warrants.

During the three months ended September 30, 2016, we issued 1,150,000 shares of our common stock and in exchange we received proceeds totaling $355,000 from the exercise of outstanding stock purchase warrants.

We have certain warrants outstanding to purchase our common stock, at various prices, as summarized in the following tables:

Balance, September 30, 2016	Number of
	Shares	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Issued	5,670,996	0.35	–	0.70
Exercised	(1,150,000)	0.30	–	0.45
Expired	(263,545)	0.55	–	0.75
Outstanding as of September 30, 2016	18,036,889	$0.125	–	1.00

Balance, September 30, 2017	Number of
	Shares	Price Range
Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	2,499,933	0.42	–	0.70
Exercised	(510,000)		0.30
Expired	(250,000)	0.25	–	0.30
Outstanding as of September 30, 2017	21,775,047	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the nine months ended September 30:

	2016			2017
Risk free interest rate	0.95	–	1.36%	1.71	–	1.93%
Expected volatility	311	–	315%	293	–	297%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years		5			5

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.   Lincoln Park Transaction

On August 25, 2017, we entered into a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. Concurrently, we entered into a registration rights agreement with Lincoln Park, pursuant to which we were required to file with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was filed, and on September 22, 2017, it was deemed effective by the SEC. The Purchase Agreement allows us, from time to time and at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The volume of shares is limited to a maximum of 50,000 shares if our stock closes at less than $0.50 per share, 75,000 if it closes from $0.50 to $0.74 per share, 100,000 if it closes from $0.75 to $1.24 per share, and 200,000 if it closes at or above $1.25 per share. The maximum dollar amount for any single purchase is $500,000. There are no trading volume requirements under the Purchase Agreement, and we alone control the timing and amount of any sales of our common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement is the lower of (i) the lowest sale price on the date date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

In consideration for entering into the Purchase Agreement, on August 25, 2017, we issued to Lincoln Park 488,998 shares of common stock as an “initial commitment fee.” For no additional consideration, when and if Lincoln Park purchases (at the Company’s discretion) any portion of the $10,000,000 aggregate commitment, we are required to issue up to 488,998 shares, pro-rata, as “additional committment shares”. For example, if we elect, at our sole discretion, to require Lincoln Park to purchase $25,000 of our stock, then we would issue 1,222 additional commitment shares, which is the product of $25,000 (the amount we have elected to sell) divided by $10,000,000 (total amount we can sell Lincoln Park pursuant to the Purchase Agreement) multiplied by 488,998 (the total number of additional commitment shares). The additional commitment shares will only be issued pursuant to this formula as and when we elect at our discretion to sell stock to Lincoln Park.

During the three months ended September 30, 2017, we elected to sell Lincoln Park 50,000 shares of our common stock. We received $22,500, and issued Lincoln Park 51,100 shares, comprised of the 50,000 purchased shares and 1,100 “additional commitment shares”. We recorded the stock sale in our equity statement and the addional shares issued as a fee for the transaction was offset against the shares issued.

Subsequent to September 30, 2017, we elected to sell to Lincoln Park additional shares pursuant to the Purchase Agreement. (See Note 12.)

Note 8.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December 31,	September 30,
	2016	2017
Accounts payable and accrued expenses	$22,231	$277,411
Payroll tax liability	137,500	137,500
Accrued officer bonus	80,000	—
Accrued interest	40,372	40,636
Total accounts payable and accrued expenses	$280,103	$455,547

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9.   Noncontrolling Interest – Clyra Medical

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technologies, Inc. (“Clyra”). We initially owned 100% of this subsidiary, and then Clyra granted shares to management, such that we owned approximately 85% of Clyra’s shares.

On December 30, 2015, Clyra sold shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. As a result of the sale, Sanatio owned 40% of Clyra’s issued and outstanding shares, BioLargo owned 54%, and the remainder was owned by management. Concurrent with the sale of the Preferred Shares, the shareholders entered into a shareholders’ agreement that provides for a three-member board of directors, consisting of the company’s president, a person appointed by BioLargo, and a person appointed by Sanatio. BioLargo appointed its president, Dennis P. Calvert, to serve on Clyra’s board. Sanatio appointed its owner, Jack B. Stromment, to serve on the board. In June 2017, Mr. Strommen was elected to BioLargo’s board of directors.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. Management classifies the Preferred Shares dividend as a medium probability of occurring and as of September 30, 2017 the Preferred Shares dividend has a cumulative undeclared dividend balance of $105,000.

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

In April 2017, BioLargo purchased 500 shares of Clyra common stock from a former member of Clyra’s management.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2017, Clyra commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. On August 4, 2017, Clyra issued 1,690 shares of its common stock to Sanatio in exchange for payment of amounts outstanding under a line of credit held by Sanatio. Subsequent to the issuance of shares to investors in the offering, and to Sanatio for the conversion of the line of credit, BioLargo owns 15,297.5 shares of Clyra common stock, which is 46.3% of the outstanding stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) comprise a majority of the three-member Clyra board of directors. Based on the foregoing, management believes Biolargo, Inc. controls the activities of Clyra and has therefore consolidated Clyra’s accounts with BioLargo’s.

On September 27, 2017, Clyra submitted to the FDA an application for premarket notification under Section 510(k) for a wound care product. It is now in the formal 90-day review process by the FDA.

Note 10. Biolargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full service environmental engineering firm and formed a wholly owned subsidiary named BioLargo Engineering, Science & Technologies, LLC. In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville Tennessee area (see Note 11), and entered into employment agreements with seven scientists and engineers. These agreements and related operational obligations add approximately $100,000 to our monthly budget for payroll, taxes, benefits, insurance, and other related obligations. The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennesee law. However, over the succeeding five years, the the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018, collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects.  The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017.

Note 11. Commitments and Contingencies.

Calvert Employment Agreement

On May 2, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer Dennis P. Calvert (the “Calvert Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Calvert dated April 30, 2007.

The Calvert Employment Agreement provides that Mr. Calvert will continue to serve as our President and Chief Executive Officer and receive base compensation equal to his current rate of pay of $288,603 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Calvert has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo contendre in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Calvert’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one-half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one-half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Office Leases

We are parties to three real property agreements for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Our Westminster lease rquires a monthly payment of $8,630 (increasing 3% each year on September 1st) and expires September 1, 2020. Our Oak Ridge lease requires a monthly payment of $5,400 and expires September 1, 2020. Our Alberta Canada lease requires a monthly payment of CAD$5,130 (plus tax) and expires June 30, 2018. From October 1, 2017, through the expiration of our leases, our required payments are $500,477 for our U.S. facilities, and CAD$46,170 (plus tax) for our Canadian facility.

Clyra Consulting Agreement

Our partially owned subsidiary Clyra (see Note 9) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities once it has received FDA Approval (as defined in Note 9 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. Our total cash obligation related to the agreement is $1,125,024.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Lincoln Park Capital

Subsequent to October 1, 2017, and through November 8, 2017, we elected to sell to Lincoln Park 675,000 shares of our common stock (see Note 7). We received $308,745 in gross and net proceeds, and, in addition to the purchased shares, issued to Lincoln Park 15,097 “additional commitment shares” as required by the Purchase Agreement.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding BioLargo’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding BioLargo’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to BioLargo’s operating plans, BioLargo’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which BioLargo competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our Form most recent annual report on Form 10-K, and, from time to time, in other reports BioLargo files with the SEC. These factors may cause BioLargo’s actual results to differ materially from any forward-looking statement. BioLargo disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2017, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Water USA, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Maritime Solutions, Inc., a California corporation, BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iii) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

General Description of Our Business

 BioLargo, Inc. is a sustainable science, technology and full-service environmental engineering company that makes life better by delivering world-class products and services across a broad range of industries, with a drive to deliver clean water, clean air and advanced wound care. Our goal is deliver sustainable technology-based products and services that can help solve some of the most widespread problems threatening the world’s supply of water, air, food, agriculture, healthcare and energy. We create and refine intellectual property that forms a foundation from which to build and create break-through products and technology to serve our customers and to license to commercial partners.

We operate in three locations – our research and development team works in a laboratory at the University of Alberta in Canada; our corporate offices, manufacturing, and distribution are located in Westminster California; and our engineering team is located in the Knoxville Tennessee area. In all, we employ approximately 25 people, including Ph.Ds and licensed professional engineers.  We also have an extended network of contracted highly qualified professionals, advisors and consultants available to support our team when needed.

We are continuing to expand our ability to generate revenues. We recently formed a full service environmental engineering company. Our medical subsidiary has filed its first pre-market notification with the FDA and plans to be commercially active early next year. Sales of our industrial odor product, CupriDyne Clean, are increasing as we have begun servicing some of the largest solid waste companies in the United States.

Full Service Environmental Engineering

In September 2017 we formed a subsidiary for the purpose of offering full service environmental engineering to third parties, and to provide engineering support services to our internal teams to accelerate the commercialization of our AOS technologies. Its website is found at www.BioLargoEngineering.com.

The subsidiary, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), entered into a three-year office lease in the Knoxville Tennessee area, and entered into employment agreements with seven scientists and engineers with a combined 200+ years experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure. The other team members are also former employees of CB&I. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, marine engineering, AutoCAD, bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

We motivated our new team members by offering a profit sharing plan through which they can earn, over five years, a collective 30% profit interest in the subsidiary, and up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock through option agreements. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018, collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017.

Our engineering team plans to focus its efforts in two areas. First, servicing third party clients in similar roles as to what they did at CB&I and throughout their well-established careers. Their first client is a CB&I spin off that provides engineering services world wide, and they have already started providing services to local utilities. They are evaluating, bidding on, negotiating, and generally pursing other commercial opportunities immediately.

Second, our engineering team is working to assist BioLargo to scale-up, engineer and commercialize our AOS water treatment technologies, as well as support other technology and product development efforts within the BioLargo family of companies, including its industrial odor control solutions. By way of example, the team is working to engineer and design a portable misting system requested by a large waste handling company. BLEST will also pursue new inventions and be available to provide assistance where needed for any commercial opportunities that are presented by and through any and all operating units of BioLargo.

Advanced Wound Care - Clyra Medical

On September 27, 2017, Clyra submitted to the U.S. Food & Drug Administration an application for premarket notification under Section 510(k) of the Food, Drug, and Cosmetic Act for its woundcare technology. The application is now in the formal review process by the FDA. By statute, Clyra must wait 90 days after the initiation of the formal review process while the FDA evaluates the submission and determines whether to grant the product clearance to go to market. We can make no assurance or prediction as to the success of Clyra’s efforts to obtain pre-market notification. Clrya intends this to be the first of multiple FDA submissions for “advanced wound care” and other products.

Clyra presented the results of testing conducted for its FDA application at the SAWC international conference held in October in Las Vegas, Nevada (http://www.sawc.net/fall/). The semi-annual SAWC meeting is the premier interdisciplinary wound care program and the largest annual gathering of wound care clinicians in the United States.

Clyra’s management is actively engaged in arranging for clinical work and is in discussions with a number of potential strategic partners. It also continues to actively work on the development of new products.

Industrial Odor Control - CupriDyne Clean

Our CupriDyne Clean industrial products are designed to tackle tough odors in industrial settings such as landfills, waste processing and recycling operations, waste-water treatment facilities, waste to energy conversion operations, materials recovery facilities, food processing operations, and livestock production facilities. Our product website is found at www.CupriDyne.com.

We have entered into “national purchasing agreements” (NPA) with three of the largest waste handling companies in the United States, and are working with other large companies for similar agreements. An NPA is a formal corporate approval of our company and product, and authorizes us to sell product to an operational facility, such as a landfill, through a company’s regular vendor channels. For a new product such as ours, obtaining an NPA requires convincing the landfill to try the product, obtain the local management support once they see it works, and then use those relationships and support to push through approval through the company’s corporate office. Once an NPA is signed, we have had to integrate into the company’s online order processing system. Individual locations can purchase direct, but many prefer to use their online purchasing portals.  As a result, the opportunity to sell throughout an organization is substantially improved and the validation at the corporate level lends much more credibility to a product’s safety and performance. We have only recently concluded those efforts, and believe increased sales will result over time.

Within the solid waste industry, we are initially targeting primarily waste transfer stations and landfills. We have solved previously unsolvable odor problems at large facilities (and doing so is why we’ve had success signing national purchasing agreements). We are also actively engaged in multiple odor-control trials in the wastewater treatment industry and are enjoying early success with municipal clients. We believe this segment will also continue to expand resulting in increased sales over time. We are actively engaged in working directly with clients in the field to optimize the performance of our products, evaluate and assist in the use and design of various delivery methods and systems, and, generally we seek to offer whatever assisitance we can to help solve odor related problems. As a result of our in-field experience, our team has become highly skilled in these markets. Opportunities with our existing clients as well as new clients are expanding, and we expect the trend to continue. The addition of our engineering team is allowing us to expand our capabilities and open new opportunities.

In the near future, we plan to add additional sales people and independent sales representatives to service our expanding accounts.

Community

We believe it is part and parcel to our mission to make life better by supporting various socially important causes and events, and believe that doing so is a great way to help share our vision and purpose behind BioLargo, as well as our technologies. In addition to our sponsorship of scholarships with the Environmental Research and Education Foundation (EREF.org) and the National Water Research Institute (NWRI), we are often invited to be presenters and have even enjoyed recognition as award winners at multiple industry-related conferences. These include recent events such as the Metropolitan Water District of Southern California's Agriculture and Industry Relations Committee meeting; Bluetech Week in San Diego sponsored by The Maritime Alliance; an international trade mission hosted by the Canadian Embassy and Consulate in Beijing and Guangzhou that was sponsored by NRC-IRAP (National Research Council of Canada); and the Uptick Newswire “Uppie Award” for the "Most Promising Technology Growth" for 2017 and our CEO "Best CEO of the Year." We were honored to be the title sponsor along with Metropolitan Water District of Southern California at Sustain OC's recent Water Solutions 2 conference held at UC Irvine's Applied Innovation Center in Irvine, California. We are also honored to provide sponsorship support at the EREF Fall Classic Fund Raising Event to further their mission to fund and direct scientific research and educational initiatives for waste management practices to benefit industry participants and the communities they serve. We were honored guests at this year’s Clarke Prize Awards event sponsored by the National Water Research Institute. a highly prestigious event where NWRI honors the outstanding individual residing in the U.S. who has implemented exceptional water science research/and or policy development to solve real-world water challenges. We recently co-sponsored a Water Environment & Reuse Foundation ("WERF") onsite technical symposium where more than 80 technical leaders from around the United States joined together to discuss the current events and technical guidelines for water reuse, a growing trend in drought burdened and densely populated urban areas.

Results of Operations—Comparison of the three and nine months ended September 30, 2017 and 2016

Revenue

Our revenue is increasing, primarily due to an increase in the volume of sales of our CupriDyne Clean Industrial Odor Control products to landfills and waste processing operations. The volume of sales of our Specimen Transport Solidifier pouches to the U.S. military also increased, although not to the extent as our CupriDyne Clean products. For the nine months ended September 30, 2017, our total product sales increased by 98% over the comparable period in 2016. For the three months, it increased 60% as compared to 2016. In 2017, our product sales have increased each quarter – from approximately $50,000 in the first quarter, almost $100,000 in the second, and approximately $170,000 in this last quarter, representing approximately a 100% increase from Q1 to Q2, and a 70% increase in sales from Q2 to Q3. More than 50% of our total revenues thus far in 2017 were generated in this most recent quarterly period.

With respect to our CupriDyne Clean Industrial Odor Control products, while we are experiencing increases in sales, we do not have a long enough sales history to identify trends or uncertainties that would affect future sales. We have signed “national purchasing agreements” that authorize us to sell product to the operational facilities of three of the largest waste handling companies in the United States. None of those agreements require the client to purchase a minimum amount of, or any, product. Our first such agreement was executed just prior to the beginning of our second fiscal quarter, and thus sales to companies for which we have national purchasing agreements increased significantly from the first quarter, and accounted for 44% of our total revenue in the three months ended September 30, 2017. While we cannot predict their future with certainty, we are highly encouraged by the positive feedback from our customers and the expanding opporutnities that are being presented to us within the large systems that are continuing to adopt the use of our products. We believe the opportunities to increase sales to our customers are quite large and we continue to work diligently to provide high levels of service, exceptional product performance and value pricing. With respect to sales of our odor control products to the waste handling industry in general, we are finding that in colder climates, odors are less noticeable at waste processing facilities, and thus there appears to be less of a demand for odor control products in winter months. Locations that are near populated areas are more likely to pursue the use of active odor control and abatement products like ours, as compared with locations far away from populated areas.

We are also experiencing success in securing new sales with municipal wastewater treatment operators and we believe sales in this area will continue to expand. In a market like the solid waste industry, where the customers have generally come to believe that no product can adequately address very challenging odor related issues, the selling challenge is significant, in that until they witness it first hand, they do not believe a product can perform successfully to eliminate or control odors. We have and are continually required to prove our products performance, through multiple layers of management and ultimately win their trust and confidence. We are succeeding and fully expect our product sales to continue to grow.

As noted above, in September 2017 we started an engineering subsidiary that is providing professional services to third party clients. This subsidiary had not generated any revenue as of September 30, 2017. We do expect it to do so for the three months ending December 31, 2017, and, as it adds clients and projects, we expect its revenues will continue to increase over time.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 50 research grants from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The majority of grant funds awarded are paid directly to third parties. Amounts paid directly to third parties are not included as other income in our financial statements. We also received a grant from the Metropolitan Water District of Southern California pursuant to its Innovative Conservation Program to test our AOS system with three wastewater matrices to determine its disinfection and decontamination capabilities.

Although we are continuing to apply for government and industry grants, and have been successful in so applying in the past, we cannot be certain of continuing those successes in the future.

Cost of Goods Sold

Our cost of goods sold includes costs of raw materials, contract manufacturing, and proportions of salaries and expenses related to the sales and marketing efforts of our products, including commissions. Because we have not achieved a meaningful product revenue base, and our number of products is increasing, the inclusion of the fixed costs related to the product development and manufacturing increases our cost of goods disproportionately, resulting in high percentage fluctuations from period to period. Nevertheless, the decline in gross margin in the three and nine months ended September 30, 2017 versus 2016 is due to selling more Cupridyne Clean powder versus liquid, which does not have as favorable costs and margins. We believe that both our selling, markeing and cost of goods will lower as we achieve economies of scale and more purchasing power. We also believe that our customer acquisition costs will lower over time as we build our reputation and market awereness.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased $128,567 (13%) and $491,169 (17%) in the three and nine months ended September 30, 2017 compared to the same period in 2016. With the addition of seven employees in our engineering division, we expect our SG&A expenses to continue to increase. The largest components of our selling, general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 included:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Salaries and payroll-related expenses	$378,693	$433,920	$840,738	$1,146,667
Consulting expense	248,093	138,441	761,973	612,696
Professional fees	58,461	174,363	336,356	486,431
Investor relations	58,532	54,209	127,132	159,697

Our salaries and payroll related expenses increased in 2017 primarily due to the non-cash expense recorded due to the stock option issued to our Chief Financial Officer, and generally to an increase in our operational acitivites.

With respect to our professional fees, this increase was a result of increased legal work for patent application and prosecutions and audit and legal work needed with respect to our registration statements filed with the SEC.

Our investor relations fees increased due to our efforts and activities at various conferences and with consultants promoting the BioLargo brand.

Research and Development

Research and development expenses increased $77,051 (22%) and $111,649 (11%) for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The level of activity in research and development expenses is consistent with the use of funds from the investment in Clyra, and increased activities at our research facility at the University of Alberta due in part to our grant funding.

Interest expense

Interest expense decreased $238,843 and increased $949,136 for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Our interest expense for the three-month period decreased due to a cumulative change in accounting for the derivative liability. Our interest expense for the nine-month period significantly increased due to the increase in principal amount of outstanding convertible promissory notes and the amortization of the debt discount on the warrants issued in our 2015 Unit Offering and our Winter 2016 Unit Offering. From March 31, 2016, through September 30, 2017, we increased our debt balance by approximately $3,500,000. Our debt now totals approximately $6,300,000 on which we are paying interest primarly through the issuance of common stock.

Dividend

As discussed in Note 2, “Recent Accounting Pronouncements”, Biolargo has adopted ASU 2017-11 as of July 1, 2017. With this adoption, the derivative liability and the changes in the fair value of the derivative liability are eliminated. The derivative liability was caused by a down round feature in multiple warrants issued. The Company made a cumulative effect adjustment to the balance sheet as of January 1, 2017, which adjusted the beginning balance in the accumulated deficit account by $663,560. During 2017, the down round feature in those warrants was triggered and the treatment created a $299,111 dividend.

Net Loss

Net loss for the three and nine months ended September 30, 2017 was $5,796,831 and $7,145,868, a loss of $0.02 and $0.07 per share, respectively, compared to a net loss for the three and nine months ended September 30, 2016 of $2,484,103 and $5,796,831, a loss of $0.03 and $0.07 per share, respectively. The net loss increased mainly due to the increased interest expense and to increased compensation expenses across the various subsdiaries. Our net loss is primarily composed of non-cash expenses. The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. We do not expect to generate revenues in amount significant enough for us to generate a profit in the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. As reflected in the accompanying financial statements, we had a net loss of $7,145,868 for the nine months ended September 30, 2017, and an accumulated stockholders’ deficit of $98,862,024 as of September 30, 2017. Our total cash balance was $1,251,951 at September 30, 2017, a decrease of $658,202 since December 31, 2016. Of our cash balance at September 30, 2017, approximately two-thirds was held by Clyra.

Our working capital at September 30, 2017 was negative $2,165,714, largely due to the majority of the convertible notes issued that are within one year of maturity. The short-term demands on our liquidity consist of our obligations to pay our employees, multiple consultants, and for other ongoing operational obligations, including research and development activities in Canada. The addition of our engineering subsidiary has increased these obligations by approximately $100,000 per month. In the past, because we had limited capital available, we have paid only a portion of these obligations in cash, and the remainder by the issuance of common stock or options pursuant to the accounts payable conversion plan approved by our board of directors.

As of September 30, 2017, we had $6,360,618 in principal amounts due on various debt obligations, $6,310,618 of which are convertible at our option into common stock at maturity. Additionally, we had $455,547 of accounts payable and accrued expenses.

We are addressing our need for working capital to support our growing operations in multiple ways. First, we continue to accelerate our efforts to generate positive cash flow from operations. Second, we continue to raise money from private investors through the sale of promissory notes and warrants. Third, we entered into a financing agreement with Lincoln Park Capital (detailed below) through which we are able to sell stock to Lincoln Park on an as-needed basis. Fourth, we have outstanding warrants to purchase stock, some of which have provisions allowing us to require the holder exercise the warrant, or lose the rights to do so, under certain conditions that have not yet been met.

On August 25, 2017, we entered into an agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us up to $10,000,000 of our common stock (subject to certain limitations) from time to time over the term of the agreement (the “Purchase Agreement”). We have been able to require Lincoln Park to purchase stock pursuant to the Purchase Agreement since September 25, 2017. Since that time, through November 8, 2017, we have received $331,245 from Lincoln Park, through 13 transactions. Our right to sell Lincoln Park stock pursuant to the Purchase Agreement has limitations, including a maximum number of shares (200,000) purchased at any one time, and a maximum value ($500,000) of shares purchased at any one time. We have no right to require Lincoln Park purchase shares if our stock closes at or below $0.15.

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

Critical Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

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

Stock Issued for Services

During the three months ended September 30, 2017, we issued 172,796 shares of common stock to five consultants. The common stock was issued for services provided by consultants and is recorded in selling general and administrative expense in our consolidated statement of operations.

Stock issued as payment for interest on convertible notes

On June 20, 2017, we issued 373,471 shares of common stock to holders of our convertible promissory notes. These shares were issued as payment of $158,267 in accrued interest at a price of $0.4235 per share, and is recorded as interest expense in our consolidated statement of operations.

Summer 2017 Private Securities Offering

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. The promissory notes issued to investors thus far are convertible at $0.42 per share, mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election.

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

During the three months ended September 30, 2017, we received an aggregate $391,200 from seven investors and issued convertible promissory notes with a maturity date of June 20, 2020, convertible into our common stock at $0.42 per share. Each investor, for no additional consideration, received a stock purchase warrant exercisable at $0.65 per share, which right terminates June 20, 2022. We issued warrants to purchase an aggregate 931,429 shares to the two investors.

Issuance of Stock Options in exchange for payment of payables

On September 30, 2017, we issued options to purchase 276,671 shares of our common stock at an exercise price of $0.51 per share to certain members of our board of directors, in lieu of $67,500 in fees, and to vendors per an agreement and in lieu of accrued and unpaid fees totaling $45,402.

Conversion of Notes

On December 30, 2016, we received $250,000 and issued convertible promissory notes (convertible at $0.57 per share) with a maturity date of December 30, 2017 to two accredited investors, in the aggregate principal amount of $280,000. Interest is charged upon issuance at 3% per annum. The notes are convertible by the holders at any time. We have the right to convert the notes at any time after January 18, 2018, provided that our common stock closes at $0.84 per share for 10 consecutive business days. The note also provides that if the company issues a convertible promissory note in the future at a conversion price lower than the conversion price in this note, the holder may convert the current outstanding amount due under the note into an investment on the same terms offered to the other investor.

We also issued these investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. (See Note 6.)

On July 18, 2017, we issued notes under similar terms as the December 30, 2016 notes, convertible at a lower conversion price of $0.42 per share (disclosed immediately below), and provided notice to the investors of the reduction in the conversion price of the two notes issued December 30, 2016, to $0.42 per share.

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

Purusant to the terms of our agreement with Lincoln Park Capital Fund dated August 25, 2017 (the “Purchase Agreement”, disclosed on Form 8-K filed with the SEC on August 31, 2017), on September 26, 2017, we elected to sell to Lincoln Park 50,000 shares of our common stock. We received $22,500 in gross and net proceeds, and, in addition to the purchased shares, issued to Lincoln Park 1,100 “additional commitment shares” as required by the Purchase Agreement.

From October 1, 2017, through November 8, 2017, we elected to sell to Lincoln Park 675,000 shares of our common stock. We received $308,475 in gross and net proceeds, and, in addition to the purchased shares, issued to Lincoln Park 15,097 “additional commitment shares” as required by the Purchase Agreement.

Item 6.	Exhibits

The exhibits listed below are attached hereto:

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015

4.4	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.5	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.6	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.7	Form of Note issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.8	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.9	Securities Purchase Agreement (One Year Note Holder) dated July 8, 2016	Form 10-Q	11/14/2016
4.10	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.11	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.12	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.13	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.14	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
4.15	$300,000 Line of Credit issued June 2016	Form 10-K	3/30/2017
4.16	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.17	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.18	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.19	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.20	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.21	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
10.1	License Agreement with Insultech Manufacturing LLC dba Clarion Water	Form 10-Q	8/15/2014
10.2	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017

10.9	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
10.10	Registration Rights Agreement, dated as of August 25, 2017, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
10.11	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.12	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.13	Form of Option issued to founding employees of Engineering subsidiary	Form 8-K	9/8/2017
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: November 14, 2017	By: /s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: November 14, 2017	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer