Form 10-K
period 2017-12-31
BIOLARGO, INC.
filed 2018-03-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,373,426.

The number shares outstanding of the issuer’s class of common equity as of March 13, 2018 was 105,109,370; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 7, 2018.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this Annual Report, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made.

When we refer in this report to “BioLargo,” the “company,” “our company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., to hold our intellectual property; Odor-No-More, Inc., to manufacture, market, sell and distribute our odor and volatile organic compound control products; BioLargo Water USA, Inc. and its Canadian subsidiary BioLargo Water, Inc., to develop and market our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC, a professional engineering services division; BioLargo Maritime Solutions, Inc., to organize and evaluate business opportunities in and around the maritime industry for our technologies; and BioLargo Development Corp., which employs and provides benefits to our employees. We also own approximately 46% of Clyra Medical Technologies, Inc., an entity we formed to commercialize our technologies in the medical and dental fields.

The information contained in this Annual Report is as of December 31, 2017, unless expressly stated otherwise.

Our Business- A Sustainable Technology Incubator

We are an innovation company driven by our mission is to “make life better” by developing breakthrough platform technologies, nurturing and building businesses around the intellectual property, while providing capital and support along the journey from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies. We seek to unlock the value of the underlying technologies to both advance our purposeful mission while we create value for our stockholders.

Our first significant commercial success is unfolding now for our CupriDyne Clean odor and volatile organic compound “VOC” control products, sold through our subsidiary, Odor No More, Inc. Sales are increasing as we focus on serving the solid waste handling and wastewater treatment industries. We are gearing up for rapid growth as the product is experiencing market adoption.

Our second commercial operation provides professional engineering services, through our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”). Through BLEST, we provide a menu of professional engineering services to compliment and nurture our technologies as well as serve clients on a fee-for-service basis.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our “Advanced Oxidation System,” that we target to have commercially ready in late 2018 or early 2019, and our medical products, which will be ready for commercialization as soon as we pass FDA clearance.

Odor-No-More and CupriDyne Clean

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We also offer powders that can be mixed to create liquids on site for our customers. We believe the product is the number one performing odor-control product in the market. It is priced 25% to 50% below competing products.

We sell CupriDyne Clean for use in landfills, solid waste transfer stations, waste processing and recycling operations, waste-water treatment facilities, waste to energy conversion operations, materials recovery facilities, food processing operations, and livestock production facilities. Customers and experts from these markets report that effective odor control is a top priority in their daily operations and their commitment to serve their local communities where they operate.

In mid-2017, we signed “national purchasing agreements” with three of the largest waste management companies in the United States. These agreements provide us “official” vendor status and authorize us to sell product to the customers’ local operations. Two-thirds of our CupriDyne Clean revenues in 2017 were generated from these agreements (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). These customers are expanding the use of CupriDyne Clean, and requested our engineering division submit bids to design and build delivery systems for CupriDyne Clean, such as misting systems for transfer stations. We have begun the process of submitting bids, and as of the date of this Report, have not yet been awarded any contracts. We believe this is a significant opportunity to serve our customers with a high value service that is complimentary to our product offerings.

We believe our sales of CupriDyne Clean are expanding because our product works better than competing products by eliminating, rather than masking, odors. Our clients have expressed dissatisfaction with existing products, and have told us that as a result of using our product, neighbor complaints have decreased significantly. While we can’t guarantee that every operator will receive such amazing results, our clients are extremely happy, one commenting,

“Finally, a product that actually works.”

We estimate there are almost 2,000 active landfills1, almost 8,000 transfer stations2, and almost 16,000 public wastewater treatment facilities3 in the United States. We are very focused on selling to these three markets, and to our “national purchasing agreement” clients. We recently hired two additional sales staff, and intend to hire more staff throughout 2018. Our team has become highly skilled at understanding how to serve these customers as they seek to serve the communities in which they operate with best of class operations. While the future success of these efforts cannot be assured, we are extremely confident and highly encouraged to focus and invest time, energy, staff and capital in these areas as resources permit. Our odor control division has the very real potential to carry our entire company operations to cash flow positive status and beyond.

1 “Municipal Solid Waste Landfills - Economic Impact Analysis for the Proposed New Subpart to the New Source Performance Standards” (2014), by U.S. Environmental Protection Agency Office of Air and Radiation and Office of Air Quality Planning and Standards.

2 The top 5 Waste Management companies in the US, as of 2011, operated 624 transfer stations, and 565 landfills. “Municipal Solid Waste Landfills - Economic Impact Analysis for the Proposed New Subpart to the New Source Performance Standards” (2014), by U.S. Environmental Protection Agency Office of Air and Radiation and Office of Air Quality Planning and Standards. This is a ratio of 1:4 (landfill to transfer stations). The estimated number of transfer stations is this ratio multiplied by the approximate 1,900 total landfills, and rounded.

3 “Failure to Act, The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure” (2011), by American Society of Civil Engineers and Economic Development Research Group. Figure includes treatment facilities owned and operated by municipalities, as well as those owned and/or operated by private entities contracting with municipalities.

Engineering Division

In September 2017, we formed BioLargo Engineering, Science & Technologies, LLC (“BLEST”) for the purpose of offering engineering services to third parties, and to provide engineering support services to our internal teams to accelerate the commercialization of our technologies. Its website is found at www.BioLargoEngineering.com.

In the first few months since starting in late 2017, the team has secured 11 initial small clients for engineering services and have been highly active supporting our internal work around the scale-up and engineering associated with our AOS technology, as well as our industrial odor and VOC control product, CupriDyne Clean. They have multiple client project opportunities and proposals for external services that are material and well within the skill set of our team. We believe our early investment of working capital into BLEST has allowed us to secure their services to benefit our technologies at a highly cost-effective rate and at the same time developed a full menu of services to serve clients and grow our business.

At inception, the subsidiary entered into a three-year office lease in the Knoxville Tennessee area, and entered into employment agreements with six scientists and engineers and one on an as needed consulting basis, with a combined 200+ years’ experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure. The other team members are also former employees of CB&I and had longstanding careers at Shaw Engineering prior to CB&I. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, marine engineering, AutoCAD, bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

We motivated our new team members by offering a profit sharing plan through which they can earn, over five years, a collective 30% profit interest in the subsidiary, and up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock through option agreements. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018, collecting 90% of its accounts receivable, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017.

Our engineering team plans to focus its efforts in two areas. First, servicing third party clients in similar roles as to what they did at CB&I and Shaw Engineering and throughout their well-established careers. Their first client is a CB&I spin off that provides engineering services worldwide, and they have already started providing services to local utilities. They are evaluating, bidding on, negotiating, and generally pursing other commercial opportunities immediately.

Second, our engineering team is working to assist BioLargo to scale-up, engineer and commercialize our AOS water treatment technologies, as well as support other technology and product development efforts within the BioLargo family of companies, including its industrial odor control solutions. By way of example, the team has submitted multiple proposals to existing Odor-No-More clients to engineer and design comprehensive misting systems. They have also begun designing a portable spray system for use on bulldozers at the request of a client landfill operator. BLEST will also pursue new inventions and be available to provide assistance where needed for any commercial opportunities that are presented by and through any and all operating units of BioLargo.

Advanced Oxidation System - AOS

The Advanced Oxidation System (AOS) is a water treatment device in development that generates a series of highly oxidative species of iodine and other molecules that, because of the proprietary configuration and inner constituents of the AOS, eliminate pathogenic organisms with extreme efficacy, including:

●	Salmonella enterica
●	Listeria monocytogenes
●	Escherichia coli (E coli)
●	Pseudomonas aeruginosa
●	Fecal coliforms
●	Enterococci
●	Bacteriophage T4 (Virus surrogate)
●	Bacteriophage MS2 (Virus surrogate)

The AOS has also been shown capable to oxidize and break-down, or otherwise eliminate, or remove, soluble organic contaminants and oil and gas by-products like naphthenic acids and polyaromatic hydrocarbons, and there is preliminary evidence that it can eliminate pharmaceutical by-products (micropollutants) commonly found in a wide variety of contaminated water sources. There is also promising preliminary data that suggest the AOS may be effective against the protozoan parasites Giardia lamblia and Cryptosporidium muris.

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept and case studies have generated results that suggest the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

Our AOS was the result of break-throughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding a multi-year research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Based on recovering oil prices and our ongoing work in Canada, we recently reinitiated discussions with a number of stakeholders in the oil sands industry to begin commercial piloting for our AOS to help treat and remediate oil sands process-affected water (OSPW) found in tailings ponds in the Canadian oil sands, an application that currently has no good technical solution. We have recently applied for significant grant funding to re-initiate our work to help treat OSPW, and we will be notified about the status of our funding application in the coming months.

Our work is continually progressing to support a number of commercial applications, with a key focus on wastewater treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in in the storm drain recapture/recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada such as NSERC, NRC-IRAP, and Alberta Innovates.

In 2017, the Metropolitan Water District “MWD” of Southern California, through their Innovative Conservation Program, awarded a grant to our research team to study the AOS. MWD recently published an official report of the successful findings on their ICP web site (link here). Highlights of this report include:

●	To be at least 50% more energy-efficient in comparison to incumbent technologies (U.V. and Ozone);
●	Be forecasted to involve far less maintenance cost than chlorination; and
●

Could present an effective and cost-efficient alternative to market-available tertiary treatment technologies, and stands to afford major water and costs savings to the Californian municipal wastewater market.

These results complement the AOS’s prior proof-of-claim results that prove the AOS can:

●	Completely remove polyaromatic hydrocarbons;
●	Inactivate 6 logs of bacterial pathogens (Salmonella enterica and Escherichia coli);
●	Inactivate 4 logs of virus surrogate; and
●	Remove naphthenic acids (up to 80% in single pass)

Financial support is expanding concurrently with ongoing work to commercially develop the latest AOS designs. We believe the AOS has an important and substantial commercial opportunity for licensure into in many segments of the water treatment industry, and we believe it should find early market adoption in helping manage industrial wastewater, namely in the livestock industry.

Following extensive validation testing and refinement of the basic operating system, we began a commercial prototype development project that includes important third-party commercial validation studies and the design of its computer automation system. These next steps lead us to a product ready for commercial markets. This phase began in August 2016, when we introduced our first “Alpha” prototype at our annual technical symposium. The “Alpha” project was executed in collaboration with technical personnel at the Northern Alberta Institute of Technology (“NAIT”)'s Center for Sensors and Systems Integration and with NAIT's Applied Bio/Nanotechnology Industrial Research Chair. Bolstered by financial support provided by the Alberta Innovates nanoPDP program, this project focused on the development of a first-generation prototype system that incorporates a sensor platform to monitor various water parameters through online real-time data acquisition. The Alpha AOS system enables further scale up and testing in industrial settings, and work has commenced to develop a “Beta” unit for first stage commercial trials. Our AOS Beta unit is being developed as a flexible modular system to allow for a wide variety of sizes, configurations and functional uses to be deployed to meet a wide variety of unique and special requirements of customers across a wide range of industries.

Recent AOS Milestones

In February 2017, Mark Lambert joined our team as a “strategic advisor” to help develop and refine our commercialization plan for the AOS. Mr. Lambert has over 25 years of experience as a senior level executive with extensive experience in the water, renewable energy and environmental services industries.

In July 2017, we hired Shan Yong, PhD as our director of business development. Dr. Yong has more than 14 years of experience in international business development and technology consulting in the water and environmental sector. She has assisted us to review our strategic focus and narrow our work to commercially viable targets like micropollutants, disinfection, removal of polyaromatic hydrocarbons. These have application in the oils and gas industry, poultry wastewater and municipal wastewater, for example.

In August of 2017 we held our 3rd annual technical symposium. We presented to a host of academics, government representatives and collaborators the summary of test data validating the performance and energy-efficiency of the AOS. We shared results from three commercial bench-scale pilot studies to validate performance of the AOS with industry-provided water for poultry process water, municipal wastewater and dairy wastewater. Two of these studies were supervised and audited by a commercial engineering firm. The outcome of the studies confirmed high levels of efficacy for disinfection, destruction and removal of soluble organics in a potential client’s actual waste stream.

In late 2017 we acquired a team of engineers and formed our own engineering services company, BioLargo Engineering Science and Technologies, LLC, (“BLEST”) (see above for more details) to provide internal and external engineering services. BLEST is actively preparing a process engineering package for the AOS system.  Major components of the package will include: design basis, process flow diagrams, piping and instrumentation diagrams, process control strategy document and materials of construction specifications. This work is underway.

In early 2018 we have engaged in a series of important commercially focused activities around the AOS, including discussions with a series of industrial collaborators to do commercial piloting in 2018. We have also reengaged stakeholders in the Oil Sands industry for commercial piloting. We have begun negotiations with potential strategic partners from industry to perform commercial pilots with the intent use our AOS as a polishing step (replacing UV, electro-chlorination, or ozone) within their existing treatment trains (complete water treatment solutions). Importantly, we have designed and begun assembling our own proprietary water treatment train. We have also submitted and are currently submitting applications for a series of substantial government grants (totaling more than $4M USD) to focus on specific targets in industry, like wastewater, food processing and oil and gas applications. We are narrowly focused on validating efficacy for a few specific client challenges to offer a commercial solution, with a heavy focus on commercial piloting and demonstration.

The University of Alberta

The research and development of our AOS system has primarily been accomplished at our research facility at the University of Alberta campus in Edmonton, Canada. We are able to utilize the extensive resources of the University and its researchers on a contract for hire basis as needed. We work closely with the Department of Agricultural, Food and Nutritional Science at the University of Alberta and its Department of Engineering, and partner with University professors on government and industry sponsored financial awards and grants to support our ongoing research and development as we refine the AOS in preparation of commercial pilots and commercial designs. We have received over 55 grants thus far. Generally, the financial awards take on two common themes: first, science and engineering grants in which the University of Alberta is the primary recipient and contracting party with the grant agency to support work on and around our technology; and second, direct grants in which our Canadian subsidiary is the contracting party to support ongoing science and engineering to advance our AOS towards commercialization, sometimes supporting the work of PhD students at the University. In both cases, the financial awards support much, but not all, of the research budget and related costs. Our research arrangement with the University has three high value propositions for BioLargo: (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs and (iii) independent and credible validation of our technical claims. The total value of the grants awarded exceeds $1,500,000.

In part because of these grants, we have multiple ongoing collaborations with university researchers, all with the goal of validating and/or improving our AOS technology, and to expand the scope of its treatment ability to increase its potential market. These collaborations include:

Dr. Kerry McPhedran: Dr. McPhedran is an Assistant Professor in the Department of Civil and Geological Engineering at the University of Saskatchewan in Saskatoon, SK. His research collaboration with BioLargo Water aims to identify, quantify, and characterize the oxidative iodine-containing molecules produced in our AOS in order to better understand the chemistry that results in our powerful water disinfection and decontamination results. A better understanding of the iodine compounds produced in our AOS is important for us to fine-tune the performance to cost ratio generated by our technology. Dr. McPhedran’s research involves the use of Hard X-ray Microanalysis (HXMA) equipment at the world-renowned Canadian Light Source (CLS) in Saskatoon. This research is funded by an NSERC Engage grant.

Dr. Douglas Ivey: Dr. Ivey is a Professor in the Department of Chemical and Materials Engineering at the University of Alberta, and his research collaboration with BioLargo Water focuses on characterizing the materials that make up the AOS reactor at a microstructural level. This involves the use of cutting-edge electron microscopy equipment and techniques, and has so far provided important information about aspects of the AOS such as the useful lifetime of its inner constituents, and the effects of dissolved solids and organics on the materials that make up the AOS. This research is funded by an NSERC Engage grant as well as a grant from the Council Alliance for a Sustainable Built Environment (CASBE).

Dr. Edward Roberts: Dr. Roberts is a Professor in the Department of Chemical and Petroleum Engineering at the University of Calgary in Calgary, AB. His seminal work with the AOS was the first that independently validated the generation of iodine-containing oxidative compounds within the AOS, a key aspect of our technology’s value proposition. His collaboration was funded by an NSERC Engage and Engage plus.

Advanced Wound Care – Clyra Medical Technologies Subsidiary

We formed Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, which we believe can be disruptive to many existing product lines. Our initial product focus is in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds.

Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated from existing antimicrobials in multiple ways - by the gentle nature in which they can perform, reduced product costs, extended antimicrobial activity, and biofilm efficacy. In addition, iodine has no known acquired microbial resistance, unlike many competing products.

We believe the markets for these products will include infection control and wound therapy for chronic wounds. We also intend to pursue and study the use of our technology as a compliment to regenerative tissue therapy.

In 2017, Clyra completed product development on its first design with its advanced wound care technology, and retained Emergo, a global leader in the medical device regulatory field, to prepare and submit to the U.S. Food & Drug Administration (“FDA”) premarket notification of a medical device under Section 510(k) of the Food, Drug, and Cosmetic Act. The 510(k) notification was submitted to the FDA’s Center for Devices and Radiological Health (“CDRH”). The submission has been referred by the CDRH to the FDA Office of Combination Products (“OCP”), which has jurisdiction to classify a product as a drug, device, biological product, or combination product. We have asked the OCP for a determination whether our product should be regulated as a medical device, drug, or combination product. While we remain confident that we will ultimately receive premarket clearance for our products, we can make no assurance or prediction as to when we will receive a response from the OCP, whether OCP will agree that our first product should be regulated as a medical device, or, if OCP determines that our products are devices, the ultimate success of Clyra’s efforts to obtain premarket notification of this submission, and must wait patiently for the process with the FDA to conclude.

Clrya intends this to be the first of multiple FDA submissions for “advanced wound care” and other products, including products within the orthopedic field, specifically in the area of hip and knee replacement to minimize microbial contamination / infection post closure. It is currently preparing a second submission for premarket notification under Section 510(k).

While FDA applications are pending, Clyra’s management is actively engaged in arranging for clinical work in both the wound care and orthopedic field utilizing key opinion leaders, and is also in discussions with a number of potential strategic partners for commercialization and further development of the technology. Clyra presented the results of testing conducted for its FDA application at the SAWC international conference held in October 2017 (http://www.sawc.net/fall/). The semi-annual SAWC meeting is the premier interdisciplinary wound care program and the largest annual gathering of wound care clinicians in the United States.

In 2017, we filed a third patent application related to our technology for use in medical products. Two applications were filed in 2016. While these patent applications are pending, we intend to continue expanding patent coverage as we refine our medical products.

In addition to the Advanced Wound Care and orthopedic fields, we believe our technology has the potential for disruption in other key medical related fields, including dental and veterinary medicine.

Clyra Medical - Capitalization

We currently own 46.3% of Clyra’s outstanding common and preferred stock. Two of the members of our board of directors sit on the three-member Clyra board. Our ownership of Clyra has been diluted through investments in December 2015, and August 2017. In December 2015, Clyra sold 9,830 shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. Sanatio is beneficially owned by Jack B. Strommen, who was later elected to BioLargo’s board of directors. This sale was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as not involving a public offering of securities.

Clyra’s Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends begin to accrue immediately, Clyra has no obligation to declare a dividend until a product of Clyra has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid.

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

BioLargo, Sanatio and other Clyra shareholders entered into an agreement whereby the parties agreed to elect a three-member board of directors, consisting of Clyra’s president, BioLargo’s president, and a Sanatio representative, who shall initially be Mr. Strommen. The shareholders also agreed to restrict the sale of any stock in Clyra unless all holders of Preferred Shares are allowed to participate in such transaction and the consideration received pursuant to such transaction is allocated among the parties thereto in the manner specified in its articles of incorporation in effect immediately prior to the sale.

Clyra licenses our technology through a license agreement dated December 17, 2012, and amended December 30, 2015 (“License Agreement”). The License Agreement grants Clyra the exclusive world-wide right to make, have made, use, sell, offer for sale and import products for use within the field of human wound care (as defined in the License Agreement), expandable to include other medical products.

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

On March 31, 2017, Sanatio and Clyra agreed to a line of credit through which Clyra drew $250,000, accruing interest at a rate of 10%, and including a 5% original issue discount. On July 22, 2017, Sanatio Capital LLC and Clyra agreed to convert the line of credit to common shares at a price per share equal to that offered to investors in a new securities offering. As of the date of conversion, the outstanding amount due on the line of credit was $270,400. Once the offering price was established, Sanatio was issued 1,690 shares of Clyra common stock at $160 per share.

On August 4, 2017, Clyra commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares.

Subsequent to the issuance of shares to investors in the August 2017 offering, and to Sanatio for conversion of its line of credit, BioLargo owns 15,297.5 shares of Clyra common stock. These shares comprise 46.3% of the voting stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) are two of the three members of Clyra’s board of directors.

Additional Product Lines

Technology License - Isan System

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

The Isan System is a reliable and efficient automated iodine dosing system. It is the winner of a Top 50 Water Technology Award by the Artemis Project and a Dupont Innovation Award. Its combines precise dosing with a straight-forward “set-it-and-forget-it” automated computer-controlled system that features controlled measuring, flow rate, dosing and iodine extraction/removal technology, as well as an automatic tracking system that precisely delivers iodine in calibrated doses into a water stream or container of water. The Isan system has been proven to substantially reduce the incidence of fungal growth, spoilage, microorganisms and pathogens in water and on food. The system is capable of functioning at the high flow rates commensurate with industrial disinfection needs.

Per the terms of our license agreement, Clarion is obligated to pay royalties on revenue equal to 10%. As we jointly own the Isan System with Peter Holdings, Ltd., all royalties are to be shared equally with Peter Holdings, Ltd. The intellectual property subject to the license agreement includes all intellectual property related to the Isan System, including all patents, trademarks, proprietary knowledge, and other similar know-how or rights relating to or arising out of the Isan System or the patents related to the Isan System. The agreement contains other terms and conditions typically found in intellectual property license agreements.

Since licensing the technology, Clarion completed a comprehensive technical and engineering update to the Isan System, featuring a new automated touch screen user interface, enhanced security, enhanced control features for increased monitoring and sensing, and adding automated functionality providing users unmatched flexibility, reliability and control over this state-of-the-art disinfectant delivery system, and begun commercial trials. In 2016, it received approval from the U.S. Environmental Protection Agency for use of Isan generated iodine, “IoMax,” as it is delivered in poultry drinking water. In 2017, Clarion received approval for expanded uses of its IoMax iodine, including for sanitizing livestock drinking water, livestock barns and vehicles, milking and dairy related equipment, food grade egg shells, retort cooling water, HVAC units, and general farm premises. We do not believe Clarion intends to pursue any of those markets. Rather, Clarion has begun a process to expand regulatory coverage for additional uses in agriculture and for food safety. We believe Clarion is evaluating various high value applications that require additional regulatory approvals, proof of claims and investment. We have yet to receive royalties from Clarion pursuant to our license agreement. We continue to work with Clarion to evaluate various choices about how to move forward and to expand opportunities for the Isan and IoMax products.

Downeast Logistics

In late 2013, we entered into a cooperative selling and distribution agreement with Downeast Logistics, a certified “Service-Disabled Veteran-Owned Small Business” (SDVOSB), as our distribution partner to facilitate our first order to the United States government. Downeast has been instrumental in developing ongoing sales to the government and military. We have six products with National Stocking Numbers.

We offer two primary products through these channels. The first is our Specimen Transport Solidifer. We sell the product to the Defense Logistics Agency, which then delivers it to military installations all over the world. This product is used to transport hazardous materials such as blood and urine samples, which may need to be sent from a military base to a laboratory or hospital. It is designed to absorb liquids on contact and release our proprietary iodine technology. Our second primary product sold to the government and military is our Suction Canister Solidifer. It is sold to hospitals and to the Defense Logistics Agency, and is used during surgery to solidify and reduce odors of body fluids.

In March 2016, two of our product lines (consisting of 9 SKUs) of Nature’s Best Science products were awarded a five-year U.S. General Services Administration (GSA) supply contract, under schedule 65IIA for medical equipment and supplies.  The award opens up access to these products through “GSA Advantage”, the online shopping and ordering system that provides government agencies access to thousands of contractors and millions of supplies (products) and services. We intend to apply for inclusion of additional existing and future products into GSA Advantage, including our industrial odor control product, CupriDyne Clean. In December 2016, these same product lines as well as our CupriDyne Clean Industrial Odor Eliminator were accepted to the DOD eMALL which is another purchasing portal for the Defense Department and other State and Federal agencies. As of the date of this report, our products are approved for sale and available to all branches of government at the federal, state and local levels through five different purchasing portals.

Commercial, Household and Personal Care Products

CHAPP includes broad product categories and many opportunities for the application of our technologies. It is defined by the ability to utilize similar, if not identical, consumption products in multiple market segments. Detergents, single use absorbents, wipes, and products that provide odor, infection control or stain removal, all fall within this category. Packaging ranges from consumer sizes of a few ounces to bulk packaging for commercial or industrial use. We are currently offering products in this category under four brands – Odor-No-More, Nature’s Best Science, Deodorall and NBS. Our primary product offerings include an animal-bedding additive that controls odor and moisture. We also sell liquid odor control products to private label (aka “White Label”) customers who then in turn sell product to consumers and industrial clients, including a product that eliminates smoke odors.

We are continuing our efforts to generate additional “private label” clients, albeit on a passive basis, due to the increasing sales activities associated with CupriDyne Clean. We continue to meet with new potential customers from time to time, for private label opportunities. We also have relationships and remain in discussions with potential strategic partners to provide large scale manufacturing and distribution should we secure orders for the private label business opportunities or experience a rapid increase in any product whereby we need to supplement manufacturing to meet client delivery needs. Success in these markets is highly dependent upon the willingness of the potential partners to invest in product support to continue marketing and expanding customer awareness.

Our sales in the CHAPP product category are nominal. Product development, sales and marketing require significant financial resources that we currently have elected to invest elsewhere while, also, limiting our risk in these highly competitive and commodity markets. As such, our progress in this area has been slow and will likely continue to be slow until such time as we secure the appropriate commercial partners. As opportunities present themselves, we market our technology for licensure to established companies in this industry segment. We rely upon independent agents and key industry contacts for this activity, and it is not a top priority. We continue to expand our proof of claims and product designs for various odor and moisture control applications. We believe this segment will enjoy commercial success only as we continue to prove the market viability for our CupriDyne Clean product. Therefore, we are more narrowly focused on the business to business sales and marketing activity to help gain exposure and build credibility for our consumer product designs and technology. Because the core science is so effective, easy to use and safe, we are cautiously optimistic that this segment will also return to be a financially important opportunity for our company as we continue to expand sales and our market presence in the industrial odor control market.

BioLargo Maritime Solutions, Inc.

We formed BioLargo Maritime Solutions, Inc. to organize and evaluate business opportunities in and around the maritime industry for our technologies, including our AOS, with an emphasis on the ballast water treatment mandate set forth by the International Maritime Organization and the US Coastguard that had mandated an adoption by industry of new discharge standards by late 2017. As a result of the protest from industry and the lack of clarity over how the mandate standards for discharge requirements would be measured and enforced, the enforcement of mandates was extended by as much as five years. While the trend and regulatory initiatives are continuing, the economics of current technical solutions and the business case has remained uncertain and fraught with what we believe to be high capital requirements and a less than optimal return on investment proposition. While we remain interested given the right economic climate, we are hesitant to fully pursue this market segment until we are more confident in our future success. To continue, we will need to organize a strategy and additional resources, including capital and proper staffing, to pursue business opportunities. This subsidiary is not yet operational and we have no immediate plans to pursue the related opportunities until such time as the regulatory mandates are enforced and/or until such time as we find the appropriate pull from industry to justify any investment on our part.

Product Development Pipeline

Our CupriDyne technology is used to efficiently deliver iodine in various products. It can be delivered in any physical form and can be combined with other ingredients, such as fragrances in our odor control products, and surfactants in our stain removal and odor control products. Additional ingredients can often be added without sacrificing its practical and safe functions as well as its oxidation potential. Our product designs include liquids, sprays, gels, powders, coatings and absorbents.

Safety and efficacy are key for CupriDyne. Each of our product designs delivers iodine safely and precisely to achieve effective odor control, stain-removal, or surface washing, and in some applications at high doses, broad-spectrum disinfection. CupriDyne’s primary ingredients, as well as reaction by-products, are “generally recognized as safe” (“G.R.A.S.”) by the U.S. Food and Drug Administration as food additives in their basic forms. CupriDyne’s commercial product opportunities are diverse, and we have an extensive menu of product designs in various stages of commercialization and licensure development, discussed in detail below in the “Commercial, Household and Personal Care Products” and “CupriDyne Clean – Industrial Odor Control” sections.

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

Our CupriDyne technology is flexible, allowing product designs to incorporate varying dosing levels. Some product designs focus on odor, and do not act as disinfectants. Some product designs do act as disinfectants, and would require regulatory approval to make such claims.

We are continually listening to customers and industry to innovate new products based on our patented technologies, including CupriDyne.

We believe that as our company continues to advance its commercial success, many of the product opportunities that can include our CupriDyne technology will gain more attention and should expand our business with licensing or white label opportunities. In the mean time, we have narrowed our focus to advance sales of our CupriDyne Clean products.

Our Clya product development pipeline is equally robust in its diverse opportunities to be included in a long list of medical related products to deliver antimicrobial efficacy, odor control, support for healing, infection control across a broad range of delivery systems.

Intellectual Property

Patent - an Expanding Intellectual Property Estate

We have 17 patents issued, including 15 in the United States, and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

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

In 2016 and 2017, we continued improving our technology and creating new uses of our technology through further research and development efforts. During that time, we filed three U.S. patent applications, each comprised of multiple individual claims, and were granted one patent by the USPTO, with a second granted in 2018. Our technology also includes know-how and trade secrets, which, together with our intellectual property, contribute to our expertise in product design, manufacturing, product claims, safety features and competitive positioning of products that feature our technology.

During 2018 we plan to continue to advance our proof of claims, inventions and patent filings.

We incurred approximately $1,600,000 in expense related to our research and development activities in 2017, an increase of approximately $250,000 over the prior year. Our research and development expenditures in 2018 could vary significantly and will depend upon our access to capital.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, at present, is as follows:

U.S. Patents

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

●            US Patent 9,414,601 granted August 16, 2016, relating to the use of an article for application to a surface to provide antimicrobial and/or anti-odor activity. At least one of the reagents is coated with a water-soluble, water dispersible or water-penetrable covering that prevents ambient conditions of 50% relative humidity at 25ºC from causing more than 10% of the total reagents exposed to the ambient conditions from reacting in a twenty-four hour period

●            U.S. Patent 9,883,653 issued on February 8, 2018, which encompasses a litter composition used in the absorption of animal wastes.

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

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (949) 643-9540. We operate through multiple wholly-owned subsidiary entities, including: BioLargo Life Technologies, Inc., to hold our intellectual property; Odor-No-More, Inc., to manufacture, market, sell and distribute our odor control products; BioLargo Water USA, Inc., to develop and market our AOS technology; a Canadian subsidiary, BioLargo Water, Inc., for our Canadian research and development operations; BioLargo Development Corp., through which our employees are employed; BioLargo Maritime Service, Inc., a subsidiary exploring maritime applications of our technologies; BioLargo Engineering, Science & Technologies, LLC. Additionally, we own 46.3% of Clyra Medical Technologies, Inc., formed to develop and market medical products based on our technology.

Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.biolargo.blogspot.com. A number of our products are offered at www.odornomore.com, www.cupridyne.com, and www.deodorall.com. We also maintain www.clyramedical.com, www.biolargowater.com, biolargowater.ca, and www.biolargoengineering.com. The information on our websites and blog is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K.

Executive Officers

As of December 31, 2017 our executive officers were:

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

Employees

As of the date hereof, we had 29 full time employees. Our employees including professional engineers, masters of engineering, and PhDs. We also utilize consultants on an as-needed basis who provide certain specified services to us.

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

We have limited and only nominal historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Because our operations are not yet sufficient to fund our operational expenses, we rely on investor capital to fund operations. Our limited operational history make it difficult to forecast the need for future financing activities. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have never generated any significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations, and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses, and initial sales and marketing activities. We have funded the majority of our activities through the issuance of convertible debt or equity securities. Although sale of our CupriDyne Clean products are increasing, and we are devoting more energy and money to our sales and marketing activities, we continue to anticipate net losses and negative cash flow for the foreseeable future. We believe we have the opportunity to reach positive cash flow in 2018, although doing so depends on many factor, including our ability to fund sales and marketing activities, and the rate of client adoption. There can be no assurance that our revenues will be sufficient for us to become profitable or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan, including generally the need for odor control products in solid waste handling operations, which we may not fully understand or be able to predict.

Our cash requirements are significant. We will require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the year ended December 31, 2017 was approximately $4,300,000, over $350,000 per month. During that same period, we generated only $500,000 in total gross revenues. Thus, in order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our products and from our engineering division, we expect to continue to use cash in 2018 as it becomes available.

At December 31, 2017, we had working capital deficit of approximately $3,300,000. Our auditor’s report for the year ended December 31, 2017 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our net cash used in continuing operations for the year ended December 31, 2017 was approximately $4,300,000. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

In August 2017, we entered into a purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”) through which we may direct Lincoln Park to purchase shares of our common stock at prices that depend on the market price of our stock (the “LPC Agreement”). Over time, and subject to multiple limitations, we may direct Lincoln Park to purchase up to $10,000,000 of our common stock. Since inception of the LPC Agreement, through December 31, 2017, we directed Lincoln Park to purchase 1,175,000 shares of our common stock, and received $511,085 in proceeds. Since December 31, 2017, through March 9, 2018, we directed Lincoln Park to purchase 550,000 shares of our common stock, and received $143,165 in proceeds. The extent to which we rely on Lincoln Park as a source of funding in 2018 will depend on a number of factors, including the prevailing market price of our common stock, and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we were receive the full maximum commitment of $10,000,000 in aggregate gross proceeds from sales of our common stock to Lincoln Park during the 3 year term of the LPC Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

From time to time, we issue stock, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities in consideration for services provided to us. We include these provisions in agreements but it allows us to preserve cash. Additionally, we routinely pay employees, vendors and consultants in stock or stock options at a premium, rather than cash, for services provided, and we anticipate that we will continue to do so in the future. All such issuances are dilutive to our stockholders because they increase (and will increase in the future) the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow. These issuances also increase the expense amount recorded.

Our stockholders face further potential dilution in any new financing.

Our private securities offerings typically provide for convertible securities, including notes and warrants. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our common stock, such dilution in any financing of a significant amount could be substantial.

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

Some of our promissory notes due in 2018 have conversion features at more than our current stock price, and thus the holders of these notes may choose not to convert to stock, forcing us to pay the note at maturity with cash, or renegotiate terms.

July 18, 2018 is the maturity date for a convertible promissory note with $280,000 principal amount outstanding. September 18, 2018, is the maturity date for a convertible promissory note with $500,000 principal amount outstanding. October 16, 2018 is the maturity date for a convertible promissory note with $150,000 principal amount outstanding. The holder of these notes may convert the note to stock at any time, at varying prices, all of which are above the current market price of our common stock. Rather than choose to convert the note to stock at a loss, the investors may instead require us to pay them in cash, or renegotiate their terms. At December 31, 2017, we had approximately $1,000,000 in cash and cash equivalents. We can not predict our available cash at the maturity dates of these notes. If our stock price does not increase, and we do not have sufficient cash to pay these notes, or are unable to renegotiate the terms of these notes, we may be in default of the notes. A default on these notes could have cascading consequences, including causing defaults of other security agreements.

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

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

Our management team for financial reporting, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. Recognizing the dynamic nature and growth of the Company’s business in the year ended December 31, 2017, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. Until we have adequate resources to increase address these issues, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

If we are not able to manage our anticipated growth effectively, we may not become profitable.

We anticipate that expansion will continue to be required to address potential market opportunities for our technology and our products. Our existing infrastructure is limited While we believe our current manufacturing processes as well as our office and warehousing provides the basic resources to expand as we grow sales of Cupridyne Clean to more than $2 million per month, our infrastructure will need more staffing to support manufacturing, customer service, administration as well as sales/account executive functions. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that, if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and our operating results.

Some of the products incorporating our technology will require regulatory approval.

The products in which our technology may be incorporated have both regulated and non-regulated applications. The regulatory approvals for certain applications may be difficult, impossible, time consuming and/or expensive to obtain. While our management believes such approvals can be obtained for the applications contemplated, until those approvals from the FDA or the EPA or other regulatory bodies, at the federal and state levels, as may be required are obtained, we may not be able to generate commercial revenues for regulated products. Certain specific regulated applications and their use require highly technical analysis and additional third-party validation and will require regulatory approvals from organizations like the FDA. Certain applications may also be subject to additional state and local agency regulations, increasing the cost and time associated with commercial strategies. Additionally, most products incorporating our technology that may be sold in the European Union (“EU”) will require EU and possibly also individual country regulatory approval. All such approvals, including additional testing, are time-consuming, expensive and do not have assured outcomes of ultimate regulatory approval.

We need to outsource and rely on third parties for the manufacture of the chemicals, material components or delivery apparatus used in our technology, and part of our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources or capability to manufacture the chemicals that comprise our technology. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our technology or reduce its competitiveness even if it reaches the market. Any such delay related to such future agreements could adversely affect our business.

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

The potential markets for products into which our technology can be incorporated are rapidly evolving, and we have many successful competitors including some of the largest and most well-established companies in the world (see, herein: “Description of Business—Competition.”) At this time, our technology is unproven in commercial use, and the use of our technology by others, and the sales of our products, is nominal. Although our industrial odor control product, CupriDyne Clean, has been through many commercial trials, few clients have purchased the product, and we consider this experience to be early and not complete. The commercial success of products incorporating our technology will depend on the adoption of our technology by commercial and consumer end users in various fields.

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

●

our ability to continue to fund operations while our products move through the process of gaining acceptance, before the time in which we are able to scale up production to obtain economies of scale; and

●	our ability to overcome brand loyalties.

If products incorporating our technology do not achieve a significant level of market acceptance, then demand for our technology itself may not develop as expected, and, in such event, it is unlikely that we will become profitable.

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

•	delays in product development by us or third parties;
•	market acceptance of products incorporating our technology;
•	changes in the demand for, and pricing of, products incorporating our technology;
•	competition and pricing pressure from competitive products; and
•	expenses related to, and the results of, proceedings relating to our intellectual property.

We expect our operating expenses will continue to fluctuate significantly in 2018 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

Some of our revenue is dependent on the award of new contracts from the U.S. government, which we do not directly control.

A substantial portion of our revenue and is generated from sales to the U.S. defense logistics agency through a bid process in response to request for bids. The timing and size of requests for bids is unpredictable and outside of our control. The number of other companies competing for these bids is also unpredictable and outside of our control. In the event of more competition for these awards, we may have to reduce our margins. These variables make it difficult to predict when or if we will sell more products to the US government, which in turns makes it difficult to stock inventory and purchase raw materials.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Dennis P. Calvert, our president and chief executive officer. The loss of the services of Mr. Calvert or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized and technologically-oriented companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit, key marketing, scientific and technical personnel, then the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management, although management is evaluating the potential of securing this type of insurance in the future as may be available.

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

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, investors, stockholders, partners, customers or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. As a result of our financing activities over time, and by virture of the number of people that have invested in our company, we face increased risk of lawsuits from investors. Such lawsuits or actions could from time to time be filed against our company and/or our executive officers and directors. Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to our company.

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

Industrial odor control products have proven highly effective in controlling volatile organic compounds that are released as vapors produced by decomposing waste material. Such vapors are produced with the highest degree of intensity in temperatures between 40 degrees Fahrenheit (5 degrees Celsius) and 140 degrees Fahrenheit (60 degrees Celsius). When weather patterns are cold or in times of precipitation, our clients are less prone to use our odor control products, presumably because such vapors are less noticeable or, in the case of precipitation, can be washed away or altered. This leads to unpredictability in use and sales patterns.

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

Risks Relating to our Common Stock

The sale or issuance of our common stock to Lincoln Park may cause dilution, and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 25, 2017, we entered into the LPC Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our common stock. Concurrently with the execution of the LPC Agreement, we issued 488,998 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the LPC Agreement. The purchase shares that may be sold pursuant to the LPC Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing September 22, 2017. The purchase price for the shares that we may sell to Lincoln Park under the LPC Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. In addition, our company will issue up to an additional 488,998 commitment shares, pro rata for no additional consideration, when and if Lincoln Park purchases (at our discretion) the $10,000,000 aggregate commitment.  For example, if we elect, at our sole discretion, to require Lincoln Park to purchase $25,000 of our stock then we would issue 1,222 additional commitment shares, which is the product of $25,000 (the amount we have elected to sell) divided by $10,000,000 (total amount we can sell to Lincoln Park pursuant to the LPC Agreement) multiplied by 488,998 (the total number of additional commitment shares). The additional commitment shares will only be issued pursuant to this formula as and when we elect at our discretion to sell stock to Lincoln Park.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Sales of our common stock, if any, to Lincoln Park will depend on market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the LPC Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

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

Rules put in place by the Financial Industry Regulatory Authority (FINRA) require broker-dealers to perform due diligence before depositing unrestricted common shares of penny stocks, and as such, some broker-dealers, including many large national firms (such as eTrade and Charles Schwab), are refusing to deposit previously restricted common shares of penny stocks. As such, it may be more difficult for purchases of shares in our private securities offerings to deposit the shares with broker-dealers and sell those shares on the open market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We also lease approximately 13,000 square feet of office and warehouse space at 105 Fordham Road, Oak Ridge, Tennessee, 37830, for our professional engineering division. The lease term is from September 1, 2017 through August 31, 2020, at a monthly base rent of $5,400 throughout the term.

We also lease approximately 1,300 square feet of office and lab space from the University of Alberta. The current lease term expires June 30, 2018, at monthly fee of $5,380 Canadian dollars. These offices serve as our primary research and development facilities.

Our telephone number is (949) 643-9540.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceeding.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since January 23, 2008, our common stock has been quoted on the OTC Markets “OTCQB” marketplace (formerly known as the “OTC Bulletin Board”) under the trading symbol “BLGO”.

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2016		2017
	High	Low	High	Low
First Quarter	$0.49	$0.32	$0.83	$0.47
Second Quarter	$0.48	$0.31	$0.53	$0.39
Third Quarter	$0.96	$0.40	$0.66	$0.42
Fourth Quarter	$0.86	$0.64	$0.52	$0.39

The closing bid price for our common stock on March 13, 2018, was $0.27 per share. As of such date, there were approximately 650 registered owners of our common stock, and approximately 2,700 beneficial owners.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders (1)(2)	9,831,586	$0.44	---
Equity compensation plans not approved by security holders (3)(4)	29,018,408	$0.51	n/a
Total	29,849,994	$0.49	1,981,414

(1)

We have one equity compensation plan approved by our stockholders – the 2007 Equity Incentive Plan (the “2007 Equity Plan”). The 2007 Equity Plan was adopted by our board of directors on August 7, 2007 and approved by our stockholders at the 2007 Annual Meeting of Stockholders on September 6, 2007, and amended by our stockholders in 2011.

(2)	The 2007 Equity Plan expired September 6, 2017. No further awards under the plan will be made.
(3)

This includes various issuances to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our board of directors, or as part of their agreement for services. Of this amount, options to purchase 2,400,000 shares expired on January 10, 2018.

(4)	Does not include warrants issued to investors (see Note 7).

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities in the past three years not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Stock for Service and Interest

On November 21, 2017, we issued 48,781 shares of our common stock to a charitable organization involved in the research of water issues and protection of our environment.

On November 22, 2017, we issued 65,964 shares of our common stock to an individual providing consulting services to our company.

On November 24, 2017, we issued 35,714 shares of our common stock to a company providing consulting services to our company.

On December 4, 2017, we issued 100,000 shares of our common stock to a company providing technology services and computer equipment to our company.

On December 18, 2017, we issued 250,000 shares of our common stock as a commitment fee to Vista Capital as consideration of a Purchase Agreement. These shares have since been registered with the SEC.

On December 20, 2017, we issued 400,287 shares of our common stock to investors in our 2015 Unit Offering as payment for interest due on their promissory notes.

On December 21, 2017, we issued an aggregate 46,512 shares of our common stock to two charitable organizations associated with (the organization itself, or the founder of the organization) the medical wound care field.

On December 31, 2017, we issued an aggregate 148,705 shares of our common stock to two executive officers in exchange for a reduction of $57,994 of salary owed to the officers.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2017 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2017 and 2016

Revenue

In 2017, our annual revenue from product sales increased 123% from the prior year, to $503,982.

Sales of our CupriDyne Clean products generated approximately two-thirds of our revenue in 2017 (approximately $335,000), and increased significantly as compared with 2016. Of those sales, approximately three-quarters were pursuant to our “National Purchasing Agreements” with three of the largest waste handling companies in the United States. Our CupriDyne Clean sales revenue increased due to an increase in the volume of sales resulting from continued market penetration and ongoing marketing and sales efforts. We continue to receive extremely positive feedback from our customers about our service, our product’s effectiveness, and its cost savings. In 2018, we intend to hire additional sales personnel and increase marketing. Given the continued expansion with our national accounts, we expect higher sales volume in 2018. We do not yet have enough history or sales volume to identify trends or uncertainties related to our CupriDyne Clean sales, although we are discovering that landfills and transfer stations in colder climates generally have less of a need for odor control products during winter months. It is unclear whether this fact will materially effect our product sales.

Sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency generated approximately 27% of our revenue in 2017 (approximately $125,000), compared with approximately $100,000 in 2016. These sales were primarily through our distributor Downeast Logistics. The vast majority of these sales of our Specimen Transport Solidifier pouches are made through a bid process in response to a request for bids to which any qualified government vendor can respond. We cannot know in advance the frequency or size of such requests from the US Government, or whether our bids will be successful, and as such we are uncertain as to our future revenues through this system.

In 2016, we recognized $55,000 of licensing revenue from our license agreement with Clarion Water. We did not receive any licensing revenue from Clarion Water in 2017, and do not expect to receive any in 2018. We do not currently have other licensing agreements with third parties in place.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 50 research grants from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income on our income statement. The amount of grant income increased from $161,430 in 2016 to $210,679 in 2017. Amounts paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the year ended December 31, 2017, we received $71,130. Nothing was applied for or received in the year ended December 31, 2016. We intend to apply for these tax credits in future periods.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Cost of Goods Sold

Our cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of gross sales, our costs of goods was 64% in 2017 versus 47% in 2016. This increase is partially attributed to a large government order at a lower margin, and an increase in sales of our powdered CupriDyne Clean products, which are sold at a lower margin than our liquid products. With the increase in our sales volume, we are starting to purchase some raw materials directly from manufacturers at increasingly more attractive prices, and expect those savings to be reflected in higher margins in 2018.

Selling, General and Administrative Expense

 Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense. Our SG&A expenses increased by 23% (approximately $851,000) in 2017 to $4,429,100. The largest components of our SG&A expenses included (figures are rounded):

Category	2016	2017	Percent Increase (Decrease)
Salaries and payroll-related expenses	$1,189,000	$1,609,000	35%
Consulting expenses	$780,000	$810,000	4%
Professional fees	$491,000	$646,000	31%
Investor relations fees	$275,000	$201,000	(27%)
Board of Director Expenses	$372,000	$285,000	(23%)

Our salaries and payroll related expenses increased in 2017 due to an increased level of activities related to our operations, including the formation of our engineering subsidiary, and a general increase in our activities and operations, as reflected in our increase in sales revenue. Our professional fees increased in 2017 due to increased needs for legal and accounting as a result of the registration statements filed with respect to the 2015 Unit Offering and Lincoln Park Capital. Our investor relations fees decreased in 2017 compared with 2016 due to a reduction in the use of outside investor relation firms during that period. The Company has maintained investor relations support with internal personnel. Our board of director expenses were higher in 2016 than 2017 due to the extension of option agreements with members of our board.

Research and Development

In 2017, we again continued to expand our research and development activities, recording approximately $1,630,000 in research and development expense, an increase of approximately 18% compared with 2016. These expenses increased in part as a result of the formation of our engineering subsidiary, where we have accelerated the work related to the scale-up, engineering and testing of our AOS technology.

At our medical subsidiary, Clyra, we continue to research and develop new products incorporating our technologies. In 2017, we prepared and filed the first FDA application for pre-market clearance under Section 510(k). We expect to file additional applications in 2018.

At our research lab in Canada, in 2017 we expanded our staff and physical lab space.

Our level of research and development activities each year is in part dependent on our available cash.

Interest expense

Our interest expense significantly increased in the year ended December 31, 2017 (from approximately $3,130,000 in 2016 to $3,860,000 in 2017), due to an increase in outstanding interest bearing convertible debt. The aggregate principal amount due on promissory notes increased during 2017 by approximately $930,000. Almost all of this interest expense was non-cash. Additionally, most of our convertible notes were issued to investors as part of offerings that also included the issuance of stock purchase warrants to the investor. We record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which results in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes.

We expect our interest expense to decrease in 2018, as approximately two-thirds of our total debt matures June 1, 2018. We have the option to pay the principal and interest due on the maturing notes by issuing our common stock, and intend to do so. Once the notes are paid in full, no further interest will accrue.

Net Loss

Net loss for the year ended December 31, 2017 was approximately $9,680,000, a loss of $0.10 per share, compared to a net loss for the year ended December 31, 2016 of approximately $8,074,000, a loss of $0.09 per share. The increase in net loss per share for the year ended December 31, 2017 is primarily attributable to the non-cash expense associated with the features of warrants issued to our one-year note holders on July 8, 2016 and December 30, 2016, and an increase in our SG&A and Research and Development activities.

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were approximately $990,000 at December 31, 2017.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2017, we had a net loss of approximately $9,550,000. At December 31, 2017, we had current assets of approximately $1,160,000, convertible debt obligations with an aggregate principal balance of approximately $6,800,000, a working capital deficit of approximately $3,300,000, and an accumulated deficit of approximately $101,000,000. We expect our working capital deficit to decrease significantly in 2018 because approximately $4,470,000 of convertible notes are due June 1, 2018, and we intend to convert the principal and interest due on those notes to common stock. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies, and achieve profitable operations. These consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and profits from our product sales are not sufficient to fund our operations. We have been required to financially support the operations our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the immediate future. It is important to note that once FDA approvals are secured by Clyra, that subsidiary intends to pursue direct investment to support its go to market strategy. Sales of our CupriDyne Clean products are increasing, our engineering subsidiary has begun generating revenue.

Our cash position is insufficient to maintain our current level of operations and research and development activities, and that thus we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We intend to address our need to raise additional capital through our financing arrangement with Lincoln Park (see Note 4, of the Notes to the Consolidated Financial Statements), and through private securities offerings. During the year ended December 31, 2017, we received approximately $500,000 from sales of stock to Lincoln Park, and $3,460,000 net proceeds from our private securities offerings.

As of December 31, 2017, we had approximately $6,790,000 in principal amounts due on various debt obligations (see Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements). Of this amount, over $5,000,000 is due in 2018. Of the notes due in 2018, we intend to exercise our option to convert the approximately $4,470,000 in notes due on June 1, 2018 to stock at maturity. The remaining notes are convertible at the option of the holder. As of the date of this report, each of those notes converts at a higher price than our current stock price. We can make no assurance as to whether these holders will exercise their right to convert their notes to stock at maturity, or if they will agree to a renegotiated arrangement, or if we will have the cash sufficient to pay off these notes in cash. If they do not convert to stock, our total cash will be negatively impacted.

In addition to our financing arraignment with Lincoln Park, and the private securities offerings discussed above, we are continuing to explore alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity, and significant grant funding from government sources. It is unlikely that we will be able to qualify for bank or other financial institutional debt financing until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months or more.

If we are unable to raise sufficient capital, we may be required to curtail some of our operations, including efforts to develop, test, market, evaluate and license our technologies and products. If we were forced to curtail aspects of our operations, there could be a material adverse impact on our financial condition and results of operations.

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

Valuation of Offerings of Debt with Equity or Derivative Features

The Company has established a policy relative to the methodology to determine the accounting treatment of equity or derivative features in a unit offering with a debt instrument. The Company initially determines whether specific features in a unit offering require separation from the unit and treatment as a derivative or equity component. The equity component is further separated into an option component and a beneficial conversion feature component . The Company determines whether relative fair value treatment is appropriate for the option and beneficial conversion features. The fair value of the derivative or equity component is calculated using option models. Finally, The derivative component is recorded as a liability while the equity component is recorded in stockholders’ equity.

Share-based Payments

It is the Company’s policy to expense share-based payments as of the date of grant or over the term of the vesting period in accordance with Auditing Standards Codification Topic 718 “Share-Based Payment.” Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2016 and 2017 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2017 and 2016 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve. In 2017, we added an engineering division operating in Tennessee. The volume of our product sales continues to grow, increasing strain on our accounting systems. And, our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. In combination, these activities put stress on our overall controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ,  Recognizing the dynamic nature and growth of the Company’s business in the year ended December 31, 2017, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders, currently scheduled to be held on May 7, 2018 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit No. Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Certificate of Designations of BioLargo, Inc. creating Series A Preferred Stock	Form 10-KSB	11/16/2004
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.4	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.5	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.6	Form of Warrant issued in Summer 2013 Offering	Form 10-K	3/31/2015
4.7	$50,000 Line of Credit dated November 19, 2013	Form 10-K	3/31/2015
4.8	Form of December/January Notes issued in December 2014/January 2015	Form 10-K	3/31/2015
4.9	Form of Warrant issued to December 2014/January 2015 noteholders	Form 10-K	3/31/2015
4.10	Stock Option dated September 29, 2015 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	10/2/2015
4.11	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.12	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.13	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.14	Form of Note issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.15	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016

4.16	Securities Purchase Agreement (One Year Note Holder) dated July 8, 2016	Form 10-Q	11/14/2016
4.17	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.18	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.19	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.20	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.21	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
4.22	$300,000 Line of Credit issued June 2016	Form 10-K	3/30/2017
4.23	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.24	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.25	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.26	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.27	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.28	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
4.29	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.30	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.31	Note, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.32	Amendment, dated as of December 18, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.33	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	3-Jan
4.34	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.35	Registration Rights Agreement, dated as of August 25, 2017, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
10.1†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert	Form 8-K	12/31/2012
10.2†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code	Form 10-KSB	5/4/2007
10.3†	Employment Agreement dated as of January 1, 2008 between BioLargo, Inc. and Joseph L. Provenzano	Form 8-K	1/16/2008
10.4†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.5	License Agreement with Insultech Manufacturing LLC dba Clarion Water	Form 10-Q	8/15/2014
10.6†	September 29, 2015 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	10/2/2015

10.7	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.8	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.9	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.10	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.11†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.12†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.13†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.14†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.15	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.16	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.17	Form of Option issued to founding employees of Engineering subsidiary	Form 8-K	9/8/2017
10.18†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Haskell & White LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 16, 2018	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 16, 2018
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 16, 2018
Charles K. Dargan II	(principal financial officer and
principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 16, 2018
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 16, 2018
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 16, 2018
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 16, 2018
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 16, 2018
Kent C. Roberts II

/s/John S. Runyan	Director	March 16, 2018
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, has limited capital resources, and a net stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative liabilities in 2017 due to the early adoption of a new accounting pronouncement.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Report of Independent Registered Public Accounting Firm (continued)

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2011.

Irvine, California

March 16, 2018

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2017

	DECEMBER 31, 2016	DECEMBER 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,910,153	$990,457
Accounts receivable, net of allowance	67,994	94,413
Inventories	34,446	53,973
Prepaid expenses and other current assets	4,089	20,000
Total current assets	2,016,682	1,158,843

Equipment, net of depreciation	59,315	108,865
Other non-current assets, net of amortization	36,729	32,530
Deferred offering cost	—	195,182
Total assets	$2,112,726	$1,495,420
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$200,103	$224,105
Accrued officer bonus	80,000	—
Convertible notes payable	560,000	5,248,847
Discount on convertible notes payable, net of amortization	(398,910)	(1,257,182)
Derivative warrant liability	663,560	—
Line of credit	50,000	—
Total current liabilities	1,154,753	4,215,770

Long-term liabilities:
Convertible notes payable	5,250,668	1,539,271
Discount on convertible notes payable and line of credit, net of amortization	(3,522,497)	(850,000)
Total liabilities	2,882,924	4,905,041

COMMITMENTS, CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2016 and December 31, 2017, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 92,975,970 and 104,164,465 Shares Issued, at December 31, 2016 and December 31, 2017, respectively.	62,179	69,871
Additional paid-in capital	90,609,774	97,093,144
Accumulated other comprehensive loss	(81,694)	(62,489)
Accumulated deficit	(91,915,426)	(101,204,846)
Total Biolargo Inc. and Subsidiaries stockholders’ equity (deficit)	(1,325,167)	(4,104,320)
Non-controlling interest (Note 10)	554,969	694,699
Total stockholders’ equity (deficit)	(770,198)	(3,409,621)
Total liabilities and stockholders’ equity (deficit)	$2,112,726	$1,495,420

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	DECEMBER 31, 2016	DECEMBER 31, 2017

Revenue
Product revenue	$226,106	$503,982
Service revenue	—	12,231
License revenue	55,000	—
Total revenue	281,106	516,213
Cost of revenue	(105,877)	(322,717)
Gross profit	175,229	193,496

Selling, general and administrative expenses	3,714,398	4,429,100
Research and development	1,381,956	1,629,580
Depreciation and amortization	13,736	29,841
Operating loss	(4,934,861)	(5,895,025)

Other (expense) income
Grant income	161,430	139,549
Tax credit income	—	71,130
Interest expense	(3,129,104)	(3,862,173)
Change in derivative liability	(171,800)	—
Total Other (expense) income	(3,139,474)	(3,651,494)

Net loss	(8,074,335)	(9,546,519)

Net loss attributable to noncontrolling interest	(234,604)	(429,215)
Net loss attributable to common shareholders	$(7,839,731)	$(9,117,304)

Net loss per share attributable to common stockholders:

Loss per share attributable to shareholders – basic and diluted	$(0.09)	$(0.10)
Weighted average number of common shares outstanding:	87,936,783	98,941,169

Comprehensive loss attributable to common shareholders

Net Loss	$(8,074,335)	$(9,546,519)
Foreign translation adjustment	(41,127)	19,205
Comprehensive loss	(8,115,462)	(9,527,314)

Comprehensive loss attributable to noncontrolling interest	(234,604)	(429,215)
Comprehensive loss attributable to shareholders	$(7,880,858)	$(9,098,099)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity (deficit)
Balance, December 31, 2015	85,648,015	$57,236	$84,410,821	$(84,075,695)	$40,567	$789,573	$1,141,368
Issuance of common stock to vendors and interest to note holders	2,342,264	1,599	991,479	—	—	—	993,078
Conversion of 2015 Unit offering notes into shares of common stock	2,167,420	1,452	587,919	—	—	—	589,371
Exercise of warrants	2,818,271	1,892	862,117	—	—	—	864,009
Stock option compensation expense	—	—	751,113	—	—	—	751,113
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	3,006,325	—	—	—	3,006,325
Net loss	—	—	—	(7,839,731)	—	(234,604)	(8,074,335)
Foreign currency translation	—	—	—	—	(41,127)	—	(41,127)

Balance, December 31, 2016	92,975,970	$62,179	$90,609,774	$(91,915,426)	$(81,694)	$554,969	$(770,198)
Issuance of common stock for service	984,070	670	460,643	—	—	—	461,313
Issuance of common stock for interest	1,436,751	1,149	673,161	—	—	—	674,310
Stock to CEO	1,500,000	1,005	(1,005)	—	—	—	—
Conversion of notes	2,316,748	1,553	889,697	—	—	—	891,250
Exercise of warrants	510,000	343	152,657	—	—	—	153,000
Exercise of stock options	2,501,937	1,677	(1,677)	—	—	—	—
Financing fee in stock	738,998	496	304,004	—	—	—	304,500
Sale of stock for cash	1,199,991	799	510,286	—	—	—	511,085
Stock option compensation expense	—	—	1,103,090	—	—	—	1,103,090
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,145,383	—	—	—	1,145,383
Purchase of Clyra shares	—	—	—	—	—	(40,000)	(40,000)
Issuance of Clyra shares	—	—	411,455	—	—	608,945	1,020,400
Deemed dividend for the change in accounting for derivative liability	—	—	343,916	(343,916)	—	—	—
Cumulative effect of change in accounting for derivative liability (Note 3)	—	—	491,760	171,800	—	—	663,560
Net loss	—	—	—	(9,117,304)	—	(429,215)	(9,546,519)
Foreign currency translation	—	—	—	—	19,205	—	19,205

Balance, December 31, 2017	104,164,465	$69,871	$97,093,144	$(101,204,846)	$(62,489)	$694,699	$(3,409,621)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	DECEMBER 31, 2016	DECEMBER 31, 2017
Cash flows from operating activities
Net loss	$(8,074,335)	$(9,546,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	751,113	1,103,090
Common stock issued for interest, in lieu of salary to officers and fees for services from vendors	993,078	1,095,623
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	2,610,764	3,058,108
Change in fair value of derivative liability	171,800	—
Deferred offering expense	—	10,818
Amortization and depreciation expense	15,887	29,841
Bad debt expense	—	2,500
Changes in assets and liabilities:
Accounts receivable	(26,563)	(28,919)
Inventories	2,989	(19,527)
Accounts payable and accrued expenses	(124,880)	114,402
Accrued officer bonus	80,000	(80,000)
Deposits	(135,000)	—
Prepaid expenses and other assets	14,235	(22,432)
Net cash used in operating activities	(3,720,912)	(4,283,015)
Cash flows from investing activities
Equipment purchases	(61,931)	(28,671)
Net cash used in investing activities	(61,931)	(28,671)
Cash flows from financing activities
Proceeds from convertible notes payable	2,307,000	1,798,700
Proceeds from the sale of stock in Clyra	—	750,000
Proceeds from sale of stock to Lincoln Park Capital	—	511,085
Proceeds from notes payable	500,000	—
Proceeds from line of credit	300,000	250,000
Proceeds from warrant exercise	864,009	153,000
Repurchase of Clyra shares	—	(40,000)
Repayment of letter of credit	—	(50,000)
Net cash provided by financing activities	3,971,009	3,372,785
Net effect of foreign currency translation	(41,127)	19,205
Net change in cash	147,039	(919,696)
Cash at beginning of year	1,763,114	1,910,153
Cash at end of year	$1,910,153	$990,457
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,731	$8,708
Income taxes	$7,681	$5,350
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes and letter of credit	$3,006,325	$1,145,383
Conversion of lines of credit into convertible notes payable	$250,000	$—
Conversion of convertible notes payable into common stock	$589,371	$891,250
Convertible Notes issued with Original Issue Discount	$—	$70,000
Fair value of stock issued for equipment	$—	$40,000
Fair value of stock issued for financing fees	$—	$304,500
Fair value of stock issued for conversion of Clyra line of credit	$—	$250,000
Stock grant to CEO	$—	$1,005
Exercise of stock options	$—	$1,677
Issuance of Clyra shares	$—	$411,455
Deemed dividend	$—	$343,916
Cumulative effect of change in account for derivative liability	$—	$663,560

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2017, we had a net loss of $9,546,519, and, at December 31, 2017, we had a working capital deficit of $3,056,927, and current assets of $1,158,843. We have convertible debt obligations with an aggregate principal balance of $6,788,118, an accumulated deficit of $101,204,846, and a net stockholders’ deficiency. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by generating revenue from commercializing products incorporating our BioLargo technology. These consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were $990,457 at December 31, 2017. During the year ended December 31, 2017, we received $3,462,785 net proceeds from note payables and our private securities offerings, including the exercise of warrants issued in prior offerings. We generated revenues of $516,213 in the year ended December 31, 2017. Although this was an increase over the prior year, it was not sufficient to fund our operations. We believe our cash position is insufficient to maintain our current level of operations and research/development, and that we will be required to raise substantial additional capital to expand our operations and fund our future business plans. We intend to continue to raise money through private securities offerings for the foreseeable future, and through our agreement with Lincoln Park (see Note 4).

Organization

We were initially organized under the laws of the State of Florida in 1989, and in 1991 merged into a Delaware corporation. We have seven wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006, Odor-No-More, Inc., organized under the laws of the State of California in 2009, BioLargo Water USA, Inc., organized under the laws of the State of California in 2013, BioLargo Water, Inc., organized under the laws of Canada in 2014, BioLargo Maritime Solutions, Inc. organized under the laws of the State of California in 2016, BioLargo Development Corp., organized under the laws of the State of California in 2016, and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017. Additionally, we own 46.3% of Clyra Medical Technologies, Inc. (“Clyra”), organized under the laws of the State of California in 2012 (see Note 10).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Clyra. Management believes Clyra’s financial statements are appropriately consolidated with that of the Company because the Company is Clyra’s largest shareholder, owning 46.3% of its outstanding voting stock at December 31, 2017, and two members of BioLargo’s board of directors are two of three members of Clyra’s board of directors (see Note 10). All intercompany accounts and transactions have been eliminated.

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

Our cash balances were made up of the following:

	DECEMBER 31, 2016	DECEMBER 31, 2017

Biolargo, Inc. and wholly owned subsidiaries	$1,671,857	$461,914
Clyra Medical Technologies, Inc.	238,296	528,543
Total	$1,910,153	$990,457

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2016 and 2017 was $0 and $2,500, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	DECEMBER 31, 2016	DECEMBER 31, 2017

Raw material	$14,555	$34,104
Finished goods	19,891	19,869
Total	$34,446	$53,973

Other Assets

Other Assets consisted of payments made to purchase patents related to our commercialization efforts of the Isan system and a security deposit of $32,530 related to our business offices.

For each of the years ended December 31, 2016 and 2017, we recorded amortization expense totaling $10,920 and $10,920. As of December 31, 2017, the patents have been fully amortized.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2016 and 2017, management determined that there was no impairment of its long-lived assets.

Business segment information

During 2016 the Company operated as one business segment.  During 2017, the Company determined that it operates three business segments consisting of Odor-No-More, Clyra and Biolargo/other based on the manner in which the chief operating decision maker now manages these businesses, including resource allocation and performance assessment.

Odor-No-More is engaged in developing and selling products using the Biolargo technology. Clyra is engaged in developing medical products using the BioLargo technology, with an emphasis in advanced wound care.  Biolargo/Other includes certain functional roles that do not engage in revenue generating activities, such as corporate operations and oversight, research and development, and general corporate and administrative functions, including finance, human resources, marketing and legal. It also includes the Company’s engineering subsidiary, as it only recently commenced operations and does not have substantial activity as of December 31, 2017.

The 2017 Company segment information is as follows:

	Odor-No-More	Clyra	BioLargo / Other	Total
Revenues	$503,982	$—	$12,231	$516,213
Cost of goods/services	(315,203)	—	(7,514)	(322,717)
Depreciation and amortization	27,843	—	1,998	29,841
Interest expense	—	20,476	3,841,697	3,862,173
Expenditures for assets	4,200	—	24,471	28,671
Equipment, net of depreciation	46,392	—	62,473	108,865
Net loss	(500,000)	(914,622)	(8,267,912)	(9,546,519)
Tangible assets, net	210,725	528,543	756,152	1,495,420

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2016 and 2017, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

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

We are obligated to share any revenues under our license agreement on an equal basis with Peter Holdings Pty. Ltd. On July 1, 2016, per the terms of the agreement the $100,000 deposit received in 2014 was recorded to license revenue, offset by the $45,000 share paid to Peter Holdings Pty. Ltd.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company's financial instruments (excluding debt and equity instruments) as of December 31, 2016 and 2017 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

Government Grants

We have been awarded multiple research grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 50 grants totaling approximately $1,300,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

The grants typically provide for (i) recurring monthly amounts, (ii) reimbursement of costs for research talent for which we invoice to request payment, and (iii) ancillary cost reimbursement for research talent travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States. These grants have substantially increased our level of research and development activities in Canada. We continue to apply for Canadian government and agency grants to fund research and development activities. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded.

Tax Credits

Our research and development activities in Canada may entitle our Canadian subsidiary to claim benefits under the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses of all sizes and in all sectors to conduct research and development in Canada. Benefits under the program include credits to taxable income. If our Canadian subsidiary does not have taxable income in a reporting period, we instead receive a tax refund from the Canadian Revenue Authority. Those refunds are classified as Other Income on our statement of operations.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (topic 718)”. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified, (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management has analyzed the new guideline and it will not substantially impact our accounting for stock compensation awards.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual and interim periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines currently will not substantially impact our revenue recognition. However, future licenses, if any, will require specific contract terms for the basis of royalty payments and for support and maintenance of the intellectual property that is the subject of the license.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based award transactions and adds two practical expedients for nonpublic entities. The new standards are effective for annual periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines will not substantially impact our accounting for share-based payments.

In February 2016, the FASB issued ASU No. 2016-02, "Leases". The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although management is still evaluating the potential impact of the adoption of this standard, its preliminary analysis is that the new guidelines will create a ROU asset and lease liability for the Company’s lease agreements in place at the time the standard goes into effect. Currently, the Company has two real property leases with terms longer than 12 months (see Note 12).

Note 3. Change in Derivative Liability Treatment

As discussed in Note 2, “Recent Accounting Pronouncements,” Biolargo has adopted ASU 2017-11 as of July 1, 2017. With this adoption, we eliminated the derivative liability, and the changes in the fair value of the derivative liability, related to negative covenants in multiple warrants issued that required a reduction of warrant exercise price under certain circumstances. The Company made a cumulative effect adjustment to the balance sheet as of January 1, 2017, which adjusted the beginning balance in the accumulated deficit account by $663,560. During 2017, we adjusted downward the warrant exercise price three times, and each time a divided was recognized in equity, as follows: (i) May 2017, a $216,000 dividend was recognized; (ii) in September 2017, a $83,111 dividend was recognized; and, (iii) in December 2017, a $44,805 dividend was recognized.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Lincoln Park Financing

On August 25, 2017, we entered into a stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over a period of three years. Concurrently, we entered into a registration rights agreement with Lincoln Park (“LPC RRA”), pursuant to which we were required to file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the LPC Purchase Agreement. The registration statement was filed, and on September 22, 2017, it was deemed effective by the SEC. The LPC Purchase Agreement allows us, from time to time and at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The volume of shares is limited to a maximum of 50,000 shares if our stock closes at less than $0.50 per share, 75,000 if it closes from $0.50 to $0.74 per share, 100,000 if it closes from $0.75 to $1.24 per share, and 200,000 if it closes at or above $1.25 per share. The maximum dollar amount for any single purchase is $500,000. There are no trading volume requirements under the LPC Purchase Agreement, and we alone control the timing and amount of any sales of our common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the LPC Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the LPC Purchase Agreement or LPC RRA other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

In consideration for entering into the LPC Purchase Agreement, on August 25, 2017, we issued to Lincoln Park 488,998 shares of common stock as an “initial commitment fee.” For no additional consideration, when and if Lincoln Park purchases (at the Company’s discretion) any portion of the $10,000,000 aggregate commitment, we are required to issue up to 488,998 shares, pro-rata, as “additional commitment shares”. For example, if we elect, at our sole discretion, to require Lincoln Park to purchase $25,000 of our stock, then we would issue 1,222 additional commitment shares, which is the product of $25,000 (the amount we have elected to sell) divided by $10,000,000 (total amount we can sell Lincoln Park pursuant to the LPC Purchase Agreement) multiplied by 488,998 (the total number of additional commitment shares). The additional commitment shares will only be issued pursuant to this formula as and when we elect at our discretion to sell stock to Lincoln Park.

During the year ended December 31, 2017, we elected to sell Lincoln Park shares of our common stock for which we received $511,085, and issued Lincoln Park 1,175,000 shares, and 24,991 “additional commitment shares”. We recorded the stock sale in our equity statement and the additional shares issued as a fee for the transaction was offset against the shares issued. Subsequent to December 31, 2017, additional sales were made (see Note 13, “Subsequent Events”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2016 and 2017.

	2016	2017
Current liabilities
Line of credit	$50,000	$—
Convertible notes payable
One-year convertible notes, mature July 8, 2017	$280,000	$—
One-year convertible notes, mature December 30, 2017	280,000	—
One-year convertible notes, mature July 18, 2018	—	280,000
Convertible notes, mature June 1, 2018*	—	4,468,847
Nine-month convertible note, matures September 18, 2018	—	500,000
Total convertible notes payable	$560,000	$5,248,847

Long-term liabilities:
Convertible notes payable, net of current portion
Convertible notes, mature June 1, 2018*	$4,800,097	$—
Convertible notes, mature September 17, 2019	283,571	283,571
Convertible notes, mature December 31, 2019	167,000	292,000
Convertible notes, mature July 20, 2019	—	440,000
Convertible notes, mature June 20, 2020	—	523,700
Total convertible notes payable, net of current portion	$5,250,668	$1,539,271

Total	$5,860,668	$6,788,118

* The convertible notes that mature June 1, 2018, were considered “long-term” liabilities as of December 31, 2016, and “current” liabilities (due within one year) as of December 31, 2017. As such, those same liabilities are in both the “long-term” and “current” liabilities section in the above table.

For the years ended December 31, 2016 and 2017 we recorded $3,129,364 and $3,862,173 of interest expense related to the amortization of our discount on our convertible notes payable and interest from our convertible notes and line of credit.

Line of Credit

On June 6, 2016, we received $300,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. At any time after December 1, 2017, the holder of the line of credit may call it due by providing 30 days’ notice of the due date, at which time all principal and outstanding interest is due and payable. Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 7.) The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

On September 17, 2016, investors holding $250,000 of the line of credit converted their line of credit into convertible promissory notes and stock purchase warrants on the same terms and notes issued in the 2015 Unit Offering.

On December 20, 2017, we paid $51,907 to an investor holding $50,000 line of credit and $1,907 of accrued interest.

As of December 31, 2017, there are no lines of credit outstanding.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One-Year Convertible Notes, mature July 8, 2017

On July 8, 2016, we received $250,000 and issued convertible promissory notes, convertible at $0.45 per share, with a maturity date of July 8, 2017, to two accredited investors, in the aggregate principal amount of $280,000. Interest was charged upon issuance at 3% per annum. In addition, we issued the two investors stock purchase warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.65 per share, which expire five years from the date of grant. (See Note 7.)

On January 13, 2017, at the election of the holders of these notes, the principal amount was converted into 622,222 shares of our common stock.

One-Year Convertible Notes, mature December 30, 2017

On December 30, 2016, we received $250,000 and issued convertible promissory notes, convertible at $0.57 per share, with a maturity date of December 30, 2017, to two accredited investors, in the aggregate principal amount of $280,000. Interest was charged upon issuance at 3% per annum. The notes are convertible by the holders at any time. We have the right to convert the notes at any time after June 30, 2017, provided that our common stock closes at two times the conversion price for 10 consecutive business days. In addition, we issued the two investors warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.75 per share, which expire five years from the date of grant. (See Note 7.)

The notes contain a conversion price protection feature such that if the Company issues a convertible promissory note at a lower conversion price, the holder may exchange the note for an investment on the same terms offered to the other investor. On July 18, 2017, because we issued notes at a $0.42 conversion price (see “One-Year Convertible Notes, mature July 18, 2018,” below), the holder elected to exchange these notes for notes on similar terms, reducing the conversion price of these notes from $0.57 to $0.42. Concurrently, the noteholders exercised their right to convert the principal into 666,667 shares of our common stock.

One-Year Convertible Notes, mature July 18, 2018

On July 18, 2017, we received $250,000 and issued convertible promissory notes, convertible at $0.42 per share, with a maturity date of July 18, 2018, to two accredited investors in the aggregate principal amount of $280,000. Interest was charged upon issuance at 3% per annum. The notes are convertible by the holders at any time. We have the right to convert the notes at any time after January 18, 2018, provided that our common stock closes at two times the conversion price for 10 consecutive business days. In addition, we issued the two investors warrants to purchase an aggregate 400,000 shares of our common stock exercisable at $0.65 per share, which expire five years from the date of grant. (See Note 7.)

The notes contain a conversion price protection feature such that if the Company issues a convertible promissory note at a lower conversion price, the holder may exchange the note for an investment on the same terms offered to the other investor.

Convertible Notes, mature June 1, 2018 (2015 Unit Offering)

On January 15, 2015, we commenced a private securities offering of “Units”, each Unit consisting of a convertible promissory note and Series A stock purchase warrant (“2015 Unit Offering”), which was closed on September 16, 2016. The price and availability of the Units were set forth in five “Pricing Supplements” issued from time-to-time. Each note issued is convertible into the Company’s common stock, at our discretion, at the Unit price set forth in the particular pricing supplement, and matures June 1, 2018.

During the year ended December 31, 2016, we received $2,140,000 from investors in the 2015 Unit Offering, and issued unsecured convertible promissory notes with a maturity date of June 1, 2018, which accrue interest at the rate of 12% per annum.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest due may be paid quarterly in cash or shares of common stock at our discretion; all interest due thus far has been paid in shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the Unit price, as it is established at the time of the original investment by the applicable Pricing Supplement. The notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as all of the following conditions are met: (i) the shares issued as payment are registered with the SEC, (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. On June 15, 2017, a registration statement registering the shares issuable upon conversion was deemed effective by the SEC.

Each investor, for no additional consideration, received a Series A stock purchase warrant. (See Note 7.)

As of December 31, 2017, the outstanding balance for notes issued in the 2015 Unit Offering, maturing June 1, 2018 is as follows:

Unit/Conversion Price	Warrant Exercise Price	Total
$0.25	$0.40	$1,626,134
$0.35	$0.45	1,726,046
$0.55	$0.70	1,116,667
		$4,468,847

During year ended December 31, 2017, investors elected to convert an aggregate $331,250 principal amount of promissory notes issued in our 2015 Unit Offering into 1,009,192 shares of our common stock.

During the year ended December 31, 2016, investors elected to convert an aggregate $589,371 principal amount promissory notes issued in our 2015 Unit Offering into 2,167,420 shares of our common stock.

Convertible Note, matures September 18, 2018 (Vista Capital)

On December 18, 2017, we received $500,000 pursuant to a securities purchase agreement (the “Vista Purchase Agreement”) and a registration rights agreement (the “Vista RRA”) with Vista Capital Investments, LLC (“Vista Capital”), and issued a Note (the “Vista Note”) in the aggregate principal amount of $500,000 at 5% annual interest, which is convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions, set forth in the Vista Purchase Agreement and Vista Note. The Vista Note matures on September 18, 2018. The Company has reserved 1,269,036 shares of common stock for issuance upon conversion of the Vista Note.

Pursuant to the Vista Purchase Agreement, the Company issued 250,000 shares of common stock to Vista Capital as a commitment fee at $0.39 per share and $98,500 is recorded as a discount on convertible notes and will amortize to interest expense over the term of the note.

Pursuant to the Vista RRA, the Company agreed to file a registration statement with the SEC registering all shares of common stock into which the Vista Note is convertible, and the 250,000 shares issued as a commitment fee. The Vista Purchase Agreement requires additional shares be issued for the commitment fee in the event the closing price of our common stock on the date the registration statement is deemed effective is lower than the closing price on December 18, 2017, (which was $0.41). In such event, additional shares would be issued such that the aggregate shares issued have the same value as the 250,000 shares issued on December 18, 2017. The beneficial conversion feature resulted in a $20,305 relative fair value recorded as a discount. The discount will be amortized monthly to interest expense through September 18, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vista Capital represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended). The Vista Note, Vista Purchase Agreement, and Vista RRA contain customary representations, warranties, agreements and conditions including indemnification rights and obligations of the parties. The Vista Note contains a price protection provision such that if we issue a security with any term more favorable to the holder of such security that was not similarly provided in the Vista Note, then we shall notify Vista Capital of such additional or more favorable term and such term, at its option, shall become a part of the Vista Note.

Convertible Notes, mature September 17, 2019

On September 17, 2016, investors in the line of credit (see “Line of Credit” above), converted an aggregate principal amount of $250,000 plus accrued interest of $33,571 promissory notes convertible at $0.55 per share. Other than the maturity date of September 17, 2019, these notes contain the same terms as the notes issued in the 2015 Unit Offering. Our common stock closed at $0.70 on September 17, 2016. In addition to the convertible promissory notes, the investors received a Series A stock purchase warrant to purchase an aggregate 515,583 shares of our common stock at an exercise price of $0.70 per share (see Note 7).

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

When paid in shares, the number of shares to be issued shall be calculated by dividing the principal amount invested by the $0.57 conversion price. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price. In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by $0.57 (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of his original convertible note). The exercise price of the warrant is $0.70 per share of common stock and expire on December 31, 2021 (see Note 7). The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price. The shares underlying the warrants contain “piggy back” registration rights for any registrations subsequent to the Form S-1 filed January 24, 2017.

From inception of the offering through its termination on January 13, 2017, we received $292,000 from six investors, issued convertible notes in the aggregate of $292,000, and issued warrants to purchase 512,281 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1., setting the initial unit/conversion price at $0.42 per share, and the initial warrant exercise price at $0.65 per share. The promissory notes issued to investors mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note). (See Note 7.) The warrants expire on June 20, 2022. The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

Through December 31, 2017, we had received $523,700 in investments in the Summer 2017 Unit Offering, from ten accredited investors.

The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On December 29, 2017, we issued a second pricing supplement, lowering the conversion price to $0.394. As a result of this reduction, we notified each investor of the decrease in conversion price, and increased the number of warrant shares available to each investor. (See Note 7.)

Two-Year Convertible Note, matures July 20, 2019

On July 20, 2017, the Company accepted $400,000 and issued a promissory note with a 10% original issue discount in the principal amount of $440,000, due in two years, that accrues interest at 12%. Interest is to be paid quarterly beginning October 1, 2017, in either cash, common stock, or an option to purchase common stock, in the holder’s discretion. Subsequent to December 31, 2017, the terms of the payment of interest was modified in an amendment to the note (see Note 13).At maturity, the note automatically converts, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical Technologies common stock held by BioLargo, or any combination thereof. The fair value of the beneficial conversion feature resulted in a $171,429 discount recorded on our balance sheet as a discount on convertible notes payable, net of current portion. The discount will be amortized monthly as interest expense through July 20, 2019.

Note 6. Share-Based Compensation

Common Stock

On May 2, 2017, pursuant to an employment agreement with the Company’s president, Dennis Calvert (see Note 12), we issued Mr. Calvert 1,500,000 shares of common stock, subject to a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Company will expense the fair value of the stock if and when it is probable that any of the conditions above are met.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016 and 2017, we issued 2,342,264 and 2,420,821 shares of common stock in lieu of cash for fees for service provided by consultants, for equipment, to settle accrued and unpaid salary to officers and to settle our accrued interest liability, resulting in an aggregate grant date fair value of $993,078 and $1,135,623, which is recorded in selling general and administrative expense and as interest expense.

Stock Option Expense

During the year ended December 31, 2016 and 2017, we recorded an aggregate $751,113 and $1,103,090, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2007 Equity Incentive Plan and outside of our 2007 Equity Incentive Plan.

2007 Equity Incentive Plan

On September 7, 2007, and as amended April 29, 2011, the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years, which expired on September 7, 2017. The Board’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. As of September 2017, the Plan was closed to further stock option grants. The Company is in the process of implementing a new stock option plan for 2018.

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

On February 10, 2017, we extended our engagement agreement with our Chief Financial Officer. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000 and is recorded in selling, general and administrative expense on our statement of operations. The option has fully vested.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the years ended December 31, 2016 and 2017 is as follows:

						Weighted
						Average
	Options	Shares	Exercise			Price per
	Outstanding	Available	price per share			share
Balances as of December 31, 2015	10,241,086	1,758,914	$0.22	–	1.89	$0.44
Granted	40,000	(40,000)			0.45	0.45
Exercised	(102,000)	—			0.35	0.35
Expired	(262,500)	262,500			0.40	0.40
Balance, December 31, 2016	9,916,586	1,981,414	0.22	–	1.89	0.44
Granted	340,000	—	0.39	–	0.69	0.65
Expired	(425,000)	—	0.40	–	0.94	0.91
Not issued, 2007 Plan closed September 2017	—	(1,981,414)			—	—
Balance, December 31, 2017	9,831,586	—	$0.22	–	1.89	$0.44

The following table summarizes the stock options issued under the 2007 Equity Plan outstanding at December 31, 2017.

Options outstanding and exercisable at December 31, 2017	Exercise price per share			Weighted average remaining years contractual life	Weighted average exercise price	Aggregate intrinsic value

100,000	$1.10	–	1.89	.5	$1.67	$—
892,135	0.28	–	0.99	1	0.51	6,900
1,020,000	0.25	–	0.70	2	0.55	3,400
3,650,528	0.22	–	0.51	3	0.37	192,206
1,656,262	0.34	–	0.40	4	0.36	54,044
715,161	0.28	–	0.40	5	0.36	23,455
640,000	0.30	–	0.65	6	0.48	27,000
477,500	0.40	–	0.60	7	0.42	—
340,000	0.45	–	0.57	8	0.56	—
340,000	0.39	–	0.69	9	0.65	—
9,831,586	$0.22	–	1.89	4	$0.44	$307,005

Options issued Outside of the 2007 Equity Incentive Plan

During the year ended December 31, 2017, we issued options to purchase 580,702 shares of our common stock at exercise prices ranging between $0.39 – $0.51 per share to members of our board of directors for fees for services totaling $262,501.

During the year ended December 31, 2017, we issued options to purchase 853,297 shares of our common stock at exercise prices ranging between $0.39 – $0.67 per share to vendors and employees in lieu of accrued and unpaid fees and salary totaling $453,170.

On December 29, 2017, we extended our engagement agreement with our Chief Financial Officer. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.39 per share which was equal to the closing price of our common stock on the date of grant. The option expires December 19, 2027, and vests over the term of the engagement with 75,000 shares having vested as of December 19, 2017 and the remaining shares to vest 25,000 shares monthly through September 30, 2018, so long as his agreement is in full force and effect. The fair value of the option totaled $117,000, and during the year ended December 31, 2017, we recorded $29,250 of selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 23, 2017, we issued to our Secretary an option to purchase 100,000 shares of our common stock at $0.45 per share, which expires October 23, 2027, and vests monthly in 10,000 share increments beginning November 23, 2017. The fair value of this option totaled $45,000, of which $9,000 was recorded as selling, general and administrative expense during 2017. The remaining fair value will be expensed through August 2018.

On October 17, 2017, we issued to an employee of our BioLargo Maritime Solutions, Inc. an option to purchase 100,000 shares of our common stock at $0.47 per share, which expires October 17, 2027, and vests monthly in 10,000 share increments beginning November 23, 2017. The fair value of these options totaled $94,000, of which $18,800 was recorded as selling, general and administrative expense during 2017. The remaining fair value will be expensed through August 2018.

On September 5, 2017, we issued options to purchase 2,000,000 shares of our common stock to the employees of our newly created engineering subsidiary (see Note 11). The options are non-qualified stock options, exercisable at $0.45 per share, the closing price of our common stock as of September 5th, exercisable for ten years from the date of grant and subject to vesting in five equal increments on the anniversary of the agreement for five years based on certain performance milestones related to the operations of the subsidiary. (See Note 11 for details of the performance milestones.) The options contain other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of these options totals $900,000. Management chose not to expense the fair value of the options at this time because the subsidiary is just beginning operations and therefore reaching the performance milestones by September 2018 is uncertain.

On May 2, 2017, pursuant to his employment agreement (see Note 12), we granted to our president, Dennis P. Calvert, an option to purchase 3,731,322 shares of the Company’s common stock. The option is a non-qualified stock option, exercisable at $0.45 per share, the closing price of our common stock on the grant date, exercisable for ten years from the date of grant, and vesting in equal increments on the anniversary of the agreement for five years. Any portion of the option which has not yet vested shall immediate vest in the event of, and prior to, a change of control, as defined in the employment agreement. The option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,095 and will be expensed monthly through May 2, 2022. During the year ended December 31, 2017, we recorded $195,894, of selling, general and administrative expense related to the option.

During the year ended December 31, 2016, we issued options to purchase 1,009,718 shares of our common stock at exercise prices ranging between $0.33 – $0.83 per share to vendors and to our members of our board of directors, in lieu of $316,007 in accrued and unpaid fees. The aggregate fair value of these options totaled $357,312 and is recorded as selling, general and administrative expenses.

The compensation expense of the previously issued options that vested during the year ended December 31, 2016 and 2017 was $99,600 and $250,425, respectively.

Exercise of Stock Option

On April 30, 2017, our president, Dennis P. Calvert, delivered a notice of exercise of 3,866,630 shares pursuant to his stock option agreement dated April 30, 2007. The exercise price was $0.18 per share, and the Company issued to Mr. Calvert 2,501,937 shares, calculated by multiplying the difference between the market price of $0.51 and the exercise price of $0.18 with the number of shares exercised, and dividing that amount by the market price. No cash consideration was tendered with respect to the exercise. The remaining 3,866,629 shares available for purchase under the option agreement expired unexercised.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity of our stock options issued outside of the 2007 Plan for the year ended December 31, 2016 and 2017 is as follows:

					Weighted
					average
	Options	Exercise			price per
	outstanding	price per share			share
Balance, December 31, 2015	19,394,975	$0.18	–	1.00	$0.40
Granted	1,009,718	0.33	–	0.83	0.48
Exercised	(255,927)			0.25	0.25
Balance, December 31, 2016	20,148,766	0.18	–	1.00	0.40
Granted	7,765,401	0.39	–	0.69	0.46
Exercised	(3,866,630)			0.18	0.18
Expired	(4,029,129)			0.18	0.18
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51

The following table summarizes the stock options issued outside of the 2007 Equity Incentive Plan outstanding at December 31, 2017.

Number of shares outstanding at December 31, 2017	Exercise price range			Weighted average remaining years contractual life	Weighted average exercise price (outstanding)	Number of shares exercisable at December 31, 2017	Weighted average exercise price (exercisable)	Aggregate intrinsic value

2,400,000			$0.99	.04	$0.99	2,400,000	$0.99	$—
691,975			0.55	1	0.55	691,975	0.55	—
800,000			1.00	4	1.00	800,000	1.00	—
1,666,736	0.30	–	0.40	5	0.31	1,666,736	0.31	134,819
3,122,093	0.25	–	0.65	6	0.32	3,122,093	0.32	292,583
2,120,947	0.33	–	0.47	7	0.37	2,120,947	0.37	68,517
1,388,116	0.33	–	0.65	8	0.47	1,388,116	0.47	23,811
4,615,342	0.43	–	0.83	9	0.47	884,020	0.57	—
3,213,200	0.39	–	0.51	10	0.44	740,200	0.44	—
20,180,908	$0.22	–	1. 00	6.5	$0.51	13,882,086	$0.53	$519,731

We recognize compensation expense for stock option awards on a straight-line basis for employees over the applicable service period of the award, which is the vesting period. We recognize compensation expense for stock option awards for non-employees at the fair value on the grant date. Generally the options issued to non-employees have been earned upon issuance. For the instances that options are issued to non-employees with a vesting schedule, the fair value is recorded on each vesting date. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31:

	2016						2017
	Non Plan			2007 Plan			Non Plan			2007 Plan
Risk free interest rate	1.91	–	2.49%	1.36	–	2.14%	2.29	–	2.43%	2.31	–	2.40%
Expected volatility	623	–	738%	315	–	738%	563	–	601%	578	–	601%
Expected dividend yield			—			—			—			—
Forfeiture rate			—			—			—			—
Life in years			7	3	–	7			7			5

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option. Expected volatility is derived from the historical daily change in the market price of our common stock, as we believe that historical volatility is the best indicator of future volatility.

The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Historically, we have not had significant forfeitures of unvested stock options granted to employees and Directors. A significant number of our stock option grants are fully vested at issuance or have short vesting provisions. Therefore, we have estimated the forfeiture rate of our outstanding stock options as zero.

Note 7. Warrants

 We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
Outstanding as of December 31, 2015	13,779,438	$0.125	–	1.00
Prior year extensions	4,634,637			0.30
Issued	6,822,855	0.35	–	0.75
Exercised	(2,818,271)	0.25	–	0.40
Expired	(2,383,545)	0.55	–	0.75
Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	2,829,703	0.39	–	0.70
Exercised	(510,000)			0.30
Expired	(250,000)			0.40
Outstanding as of December 31, 2017	22,104,817	$0.125	–	1.00

Warrants Issued to Summer 2017 Unit Offering Investors

Pursuant to the terms of our Summer 2017 Unit Offering (see Note 5), we issued warrants to purchase an aggregate 1,246,906 shares of our common stock, at an exercise price of $0.65 per share. These warrants expire June 20, 2022. The relative fair value of these warrants resulted in $523,700 recorded as a long-term discount on our convertible notes.

The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On December 29, 2017, we issued a second pricing supplement, lowering the conversion price to $0.394. As a result of this reduction, we notified each investor of the decrease in conversion price, and increased the number of warrant shares available to each investor. In the aggregate, the number of warrant shares increased by 82,283, such that the warrants, in the aggregate, allow for the purchase of 1,329,189 shares. The relative fair value of these additional warrants resulted in $32,090 recorded as a long-term discount on our convertible notes.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued to Winter 2016 Unit Offering Investors

Pursuant to the terms of our Winter 2016 Unit Offering (see Note 5), we issued warrants to purchase an aggregate 512,281 shares of our common stock at an exercise price of $0.70 per share. Of this amount, warrants to purchase 292,983 shares were issued during the year ended December 30, 2016, and 219,298 shares were issued during the year ended March 31, 2017. These warrants expire December 31, 2021. The relative fair value of these warrants resulted in $167,000 and $125,000 in the years ended December 31, 2016 and 2017, respectively, recorded as a discount on our convertible notes. This offering is closed and no further warrants will be issued.

Warrants Issued Concurrently with One-Year Convertible Notes

On July 8, 2016, we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of July 8, 2017 (see Note 5). These warrants were initially exercisable at $0.65 per share, and are scheduled to expire on July 8, 2021. The fair value of these warrants resulted in $160,000 discount on the one-year convertible notes. The warrants contain a provision that the exercise price may be reduced in the event we sell our common stock or issue warrants to third parties at a lower price, other than through our 2015 Unit Offering. On May 24, 2017, we commenced the Summer 2017 Unit Offering (see Note 5), offering promissory notes convertible at $0.42 per share. Since these securities were sold at less than the exercise price of the July 8, 2016 warrants, the exercise price of the warrants was decreased from $0.65 to $0.42 per share, and the number of shares issuable under the warrant increased by 219,048 shares to a total of 619,048 shares.

On December 30, 2016, we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of December 30, 2017 (see Note 5). These warrants are initially exercisable at $0.75 per share and expire December 31, 2021. The stock price on the date of grant was $0.83. The fair value of warrants issued resulted in $280,000 discount on the one-year convertible notes. The warrants contain a provision that the exercise price may be reduced in the event we sell our common stock or issue warrants with a lower price, other than through our Winter 2016 Unit Offering, or stock or stock options to persons providing services to our company. On May 24, 2017, we commenced the Summer 2017 Unit Offering (see Note 5), offering promissory notes convertible at $0.42 per share. Since these securities were sold at less than the exercise price of the December 30, 2016 warrants, the exercise price of the warrants was decreased from $0.75 to $0.42 per share, and the number of shares issuable under the warrant increased by 314,285 shares to a total of 714,285 shares.

On July 18, 2017, we issued warrants to purchase an aggregate 400,000 shares of our common stock to two investors who received one-year convertible notes with a maturity date of July 18, 2018 (see Note 5). These warrants are initially exercisable at $0.65 per share and expire July 31, 2022. The warrants contain a provision that the exercise price may be reduced in the event we sell our common stock or issue warrants with a lower price, other than through our Summer 2017 Unit Offering, securities issued for the payment of interest on notes, any convertible note, warrants issued to these two investors, or stock or stock options issued for the reduction of accounts payable.  The fair value of these warrants resulted in a $280,000 discount recorded on our balance sheet as a discount on convertible note payable and will be amortized monthly as interest expense through July 18, 2022.

On September 26, 2017, we sold shares of our common stock to Lincoln Park (see Note 4) at $0.42 per share, and thus the exercise price of the warrants issued in July 2017 were decreased from $0.65 to $0.45 per share, and the number of shares issuable under the warrants increased by an aggregate 177,777 shares to a total of 577,777 shares. On October 23, 2017, we sold shares of our common stock to Lincoln Park (see Note 4) at $0.42 per share, and thus the exercise price of the warrants issued in July 2017, were decreased from $0.45 to $0.42 per share, and the number of shares issuable under the warrants increased by an aggregate 41,270  shares to a total of 619,047 shares. On December 11, 2017, we sold shares of our common stock to Lincoln Park (see Note 4) at $0.394 per share, and thus the exercise price of the warrants issued in July 2016, December 2016, and July 2017, were decreased from $0.42 to $0.394 per share, and the number of shares issuable under the warrants increased by an aggregate 128,838 shares to a total of 2,081,216 shares.

These warrants are no longer treated as derivative liabilities. Any adjustments in the warrant price and shares due to a down round will be treated as a dividend. (See Note 3).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Unit Offering Warrants

Pursuant to the terms of our 2015 Unit Offering, during the year ended December 31, 2016, we issued warrants to purchase up to an aggregate 5,429,872 shares of our common stock. Of this amount, warrants to purchase an aggregate 2,814,286 shares were issued at an exercise price of $0.45 per share, and warrant to purchase an aggregate 2,615,586 shares were issued at an exercise price of $0.70 per share. These warrants were issued to investors in our 2015 Unit Offering (see Note 5), as commissions to licensed brokers in conjunction therewith, and to other investors who converted their investments into notes on the same terms as the 2015 Unit Offering and Series A warrants. Series A Warrants totaling 4,059,744 expire June 1, 2020 and 854,545 expire July 31, 2021. The relative fair value of these warrants resulted in $2,115,874 recorded as a discount on our convertible notes on our consolidated balance sheets in the periods presented.

Warrants Issued Concurrently with Line of Credit

During the year ended December 31, 2016 we issued warrants to purchase an aggregate 300,000 shares of our common stock. These warrants are exercisable at $0.35 per share and expire in June 2021. The relative fair value of warrants issued resulted in $237,405 discount on the line of credit.

Pursuant to the terms of our line of credit, five line of credit holders exchanged their line of credit and accrued interest for notes and warrants on the terms offered in our 2015 Unit Offering totaling $283,571 (see Note 5). With the exchange, these note holders received additional warrants to purchase an aggregate 515,583 of our common stock at an exercise price of $0.70 which expire June 1, 2018. The fair value of the warrants and the intrinsic value of the beneficial conversion feature resulted in an aggregate $283,571 recorded as a discount on convertible notes payable.

Exercise of Warrants

During the year ended December 31, 2016 and 2017, we issued 2,818,271 and 510,000 shares, respectively, of our common stock from the exercise of outstanding stock purchase warrants and in exchange we received proceeds totaling $864,009 and $153,000, respectively.

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

	2016			2017
Risk free interest rate	.95	–	1.96%	1.71	–	2.10%
Expected volatility	301	–	315%	221	–	297%
Expected dividend yield			—			—
Forfeiture rate			—			—
Expected life in years	3	–	5	3	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December	December
	31, 2016	31, 2017
Accounts payable	$22,231	$171,872
Uncertain tax liability	137,500	1,485
Officer bonus	80,000	—
Accrued interest	40,372	50,748
Total accounts payable and accrued expenses	$280,103	$224,105

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payroll tax liability is our estimate of payroll taxes due on the past services of independent contractors. Subsequent to December 31, 2017, we entered into an agreement with the IRS pursuant to its “Voluntary Classification Settlement Program”, and paid a settlement amount of $1,485 to the IRS in full satisfaction of this obligation, thereby reducing the liability as of December 31, 2017 to the settlement amount we paid subsequent to December 31, 2017.

On September 27, 2016, the board approved a $60,000 bonus for each of our Chief Executive and Chief Science Officers. As of December 31, 2016, $80,000 of this bonus remains to be paid. In January 2017, $40,000 was paid to each of our Chief Executive and Chief Science Officer.

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2017 we issued 148,705 shares of our common stock at $0.39 per share in lieu of $57,994 of accrued and unpaid obligations to our officers. During 2016 we did not issue stock for service to our officers as their salaries were paid in cash.

Payment of Consultant Fees and Accrued Interest

During 2017 we issued 2,272,116 shares of our common stock at a range of $0.39 – $0.70 per share in lieu of $1,077,629 of accrued interest and accrued and unpaid obligations to consultants.

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

Note 9. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California.

At December 31, 2017, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $52.9 million. Due to changes in our ownership through various common stock issuances during 2002 and 2007, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Given the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017, the future expected corporate tax rate was reduced to 21%. Accordingly, the Company remeasured its deferred tax asset for these NOLS. Management’s best estimate of the NOL deferred tax asset is $11.1 million for federal, and $4.6 million for California. Additionally, NOLs expire after 20 years. As such, ours will begin to expire in 2021. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

At December 31, 2017, our U.S. Federal and California State income tax returns related to the years 2014 – 2016 remain open to examination by tax authorities. However, given our history of net operating losses, as discussed above, the statute of limitations could remain open to examine years prior to 2007 for the year(s) in which net operating losses were originally incurred if or when we reach profitability and begin to utilize our net operating losses to offset taxable income.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Noncontrolling Interest

Clyra Medical Technologies

In May 2012, we formed a subsidiary for the purpose of marketing and selling medical products containing our technology, Clyra Medical Technologies, Inc. (“Clyra”). We initially owned 100% of this subsidiary, and then Clyra granted shares to management, such that we owned approximately 85% of Clyra’s shares.

On December 30, 2015, Clyra sold shares of its Series A Preferred Stock (“Preferred Shares”) to Sanatio Capital, LLC (“Sanatio”) for $750,000. As a result of the sale, Sanatio owned 40% of Clyra’s issued and outstanding shares, BioLargo owned 54%, and the remainder was owned by management. Concurrent with the sale of the Preferred Shares, the shareholders entered into a shareholders’ agreement that provides for a three-member board of directors, consisting of the company’s president, a person appointed by BioLargo, and a person appointed by Sanatio. BioLargo appointed its president, Dennis P. Calvert, to serve on Clyra’s board. Sanatio appointed its owner, Jack B. Strommen, to serve on the board. In June 2017, Mr. Strommen was elected to BioLargo’s board of directors.

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of December 31, 2017 is $120,000.

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

In April 2017, BioLargo purchased 500 shares of Clyra common stock from a former member of Clyra’s management for $40,000.

Clyra Line of Credit

On March 31, 2017, Clyra obtained a $250,000 line of credit from Sanatio Capital LLC, accruing interest at a rate of 10% per annum and a 5% original issue discount. The line of credit was scheduled to mature on March 31, 2019, but was subsequently converted to Clyra stock in full payment (see below).

In August 2017, Clyra commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. On August 4, 2017, Clyra issued 1,690 shares of its common stock at $160 per share to Sanatio in exchange for payment of the $270,400 principal and interest outstanding under the line of credit held by Sanatio (see above). Subsequent to the issuance of shares to investors in the offering, and to Sanatio for the conversion of the line of credit, BioLargo owned 15,297.5 shares of Clyra common stock, which is 46.3% of the outstanding stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) comprise a majority of the three-member Clyra board of directors. Management has determined that Biolargo does control Clyra after reviewing the guidance of ASC Topic 810, “Consolidation”. While Biolargo does not have voting interest control through 50% ownership of Clyra, it does exercise control under the Variable Interest Model. Biolargo is the primary beneficiary since it has the power to direct Clyra’s activities that most significantly impact Clyra’s performance and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra. Biolargo has consolidated Clyra’s operations through December 31, 2017.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2017, Clyra submitted to the FDA an application for premarket notification under Section 510(k) for a wound care product. It is now in the formal review process by the FDA.

Biolargo Maritime Solutions

The Company has an additional subsidiary, Biolargo Maritime Solutions, whereby if certain factors are met, a noncontrolling equity interest in this subsidiary has been pledged to its management.

Note 11. Biolargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville Tennessee area (see Note 12), and entered into employment agreements with seven scientists and engineers. These agreements and related operational obligations add approximately $100,000 to our monthly budget for payroll, taxes, benefits, insurance, and other related obligations. The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018, collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. It is still too early to make a determination as to whether BLEST will meet some of the performance criteria. As of the end of 2017, BLEST has not met any of the criteria and therefore no portion of the Class B Units and stock options have been earned or vested.

Note 12. Commitments and Contingencies

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the consolidated statement of operations on a straight-line basis over the term of the operating lease agreement. For the years ended December 31, 2016 and 2017, total rental expense was $88,749 and $183,401.

Future minimum lease payments as of December 31, 2017 are as follows:

Total
2018	$190,753
2019	165,348
2020	88,632
Total lease	$444,733

Clyra Consulting Agreement

Our partially owned subsidiary Clyra (see Note 10) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities once it has received FDA Approval (as defined in Note 10 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. This agreement has not started, and the total cash obligation related to the agreement would be $1,125,024.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Sales of Stock to Lincoln Park

Subsequent to December 31, 2017, up to and including March 13, 2017, we sold to Lincoln Park (see Note 4) 600,000 shares of our common stock, and received $155,695. Associated with these sales, we issued Lincoln Park 7,614 “additional commitment shares.”

FirstFire Global Opportunity Fund Investment

On January 16, 2018, we entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) and a registration rights agreement (the “FirstFire RRA”) with FirstFire Global Opportunity Fund, LLC (“FirstFire”), and issued a convertible promissory note (the “FirstFire Note”) in the aggregate principal amount of $150,000 at 5% annual interest, which is convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions set forth in the FirstFire Purchase Agreement and FirstFire Note. FirstFire may convert the FirstFire Note at any time. The Company may require the conversion of the FirstFire Note in the event the Company’s common stock has traded at a price per share of $0.75 or above for the ten trading days immediately preceding the mandatory conversion, and the shares underlying the conversion are subject to an effective registration statement filed with the SEC. The FirstFire Note matures on October 16, 2018.

 Pursuant to the FirstFire Purchase Agreement, the Company issued 75,000 shares of common stock to FirstFire as a commitment fee (the “FirstFire Commitment Shares”).

 Under the Note and FirstFire Purchase Agreement, the Company has reserved 394,949 shares of common stock for issuance upon conversion of the Note. Pursuant to the FirstFire RRA, the Company agreed to file a registration statement with the SEC registering all shares of common stock into which the FirstFire Note is convertible, and the FirstFire Commitment Shares. The FirstFire Purchase Agreement allows for an adjustment to the number of FirstFire Commitment Shares in the event the closing price of our common stock, on the earlier of the date the registration statement is deemed effective and 20 trading days following the six-month anniversary of the FirstFire Note, is lower than the closing price on January 16, 2018 (which was $0.39). In such event, additional shares would be issued to FirstFire such that the aggregate FirstFire Commitment Shares issued have the same value as the shares issued on January 16, 2018.

FirstFire represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended). The FirstFire Note, FirstFire Purchase Agreement, and the FirstFire RRA contain customary representations, warranties, agreements and conditions including indemnification rights and obligations of the parties. The FirstFire Note contains a price protection provision such that if we issue a security with any term more favorable to the holder of such security that was not similarly provided in the FirstFire Note, then the Company shall notify FirstFire of such additional or more favorable term and such term, at its option, shall become a part of the FirstFire Note.

We expect that proceeds from the FirstFire Note will be used for working capital and general corporate purposes.

Registration of Shares underlying Vista and FirstFire Investments

On December 18, 2017, we entered into the Vista Purchase Agreement and Vista RRA (see Note 5, “Convertible Note, matures September 18, 2018 (Vista Capital)”.) On January 16, 2018, we entered into the FirstFire Purchase Agreement and FirstFire RRA on similar terms as the Vista Purchase Agreement and Vista RRA.(See Note 13, “FirstFire Global Opportunity Fund Investment”.)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the requirements set forth in the registration rights agreements, we filed a registration statement with the SEC which was deemed effective as of February 9, 2018. On February 9, 2018, our common stock last traded at $0.29 per share. Because the last traded price of our common stock on the date the registration statement was deemed effective was less than the price of our common stock on the dates of the Vista and FirstFire Purchase Agreements, at their option, we are required to issue additional “commitment shares”. Both companies have exercised that right, and we issued 140,849 and 36,536 additional shares of our common stock to Vista Capital and FirstFire, respectively.

Summer 2017 Offering

On February 12, 2018, we issued a third pricing supplement for our Summer 2017 Unit Offering (see Note 5), lowering the unit price (the conversion price of the notes) to $0.30, and the warrant exercise price to $0.48. As a result of this reduction in the unit price, pursuant to our commitment in the offering memorandum, we reduced the unit prior of the prior investors in the offering to $0.30, and issued amended notes reflecting the lower conversion price, and amended warrants, reflecting new share amounts and the lower exercise price. In the aggregate, the number of shares purchasable by the prior investors increased by 498,761, from the original amount of 1,246,906, to 1,745,667.

On March 8, 2018, we received a $50,000 investment from one investor, and issued a promissory note convertible at $0.30 per share, and a warrant to purchase 166,668 shares of common stock at $0.48 per share.

Two-Year Convertible Note, matures July 20, 2019

On January 25, 2018, we and the holder of the convertible note due July 20, 2019, agreed to modify the interest provisions in the note, such that the 12% annual simple interest is due at maturity, and payable pursuant to the conversion features of the note.

Additional Warrants to One-Year Note Holders

Subsequent to December 31, 2017, we issued stock to Lincoln Park pursuant to the LPC Purchase Agreement (see Note 4) at $0.25. Doing so triggers a reduction in the purchase price of the warrants issued concurrently with one-year convertible notes (see Note 7), and a corresponding increase in the number of shares available to purchase pursuant to those warrants.