Form 10-Q
period 2018-03-31
BIOLARGO, INC.
filed 2018-05-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒       No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2018 was 122,154,066 shares.

BIOLARGO, INC.

FORM 10-Q

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND MARCH 31, 2018

	DECEMBER 31, 2017	MARCH 31, 2018 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$990,457	$921,942
Accounts receivable, net of allowance of $2,500	94,413	102,310
Inventories	53,973	56,805
Prepaid expenses and other current assets	20,000	32,745
Total current assets	1,158,843	1,113,802

Leasehold improvement and equipment, net of depreciation	108,865	117,295
Other non-current assets	32,530	32,530
Deferred offering cost	195,182	191,494
Total assets	$1,495,420	$1,455,121

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$224,105	$351,000
Convertible notes payable	5,248,847	5,398,847
Discount on convertible notes payable, net of amortization	(1,257,182)	(697,231)
Total current liabilities	4,215,770	5,052,616

Long-term liabilities:
Line of credit	—	390,000
Convertible notes payable	1,539,271	1,769,271
Discount on convertible notes payable and line of credit, net of amortization	(850,000)	(1,141,478)
Total liabilities	4,905,041	6,070,409

COMMITMENTS, CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -no Shares Issued and Outstanding, at December 31, 2017 and March 31, 2018	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 104,164,465 and 106,406,584 Shares Issued, at December 31, 2017 and March 31, 2018	69,871	71,421
Additional paid-in capital	97,093,144	98,605,285
Accumulated deficit	(101,204,846)	(103,825,209)
Accumulated other comprehensive loss	(62,489)	(54,840)
Total Biolargo, Inc. and Subsidiaries stockholders’ equity (deficit)	(4,104,320)	(5,203,343)
Non-controlling interest (Note 9)	694,699	588,055
Total stockholders’ equity (deficit)	(3,409,621)	(4,615,288)
Total liabilities and stockholders’ equity (deficit)	$1,495,420	$1,455,121

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018

(UNAUDITED)

	MARCH 31, 2017	MARCH 31, 2018

Revenue
Product revenue	$46,017	$224,397
Service revenue	—	38,632
Total revenue	46,017	263,029
Cost of revenue
Cost of goods sold	(22,530)	(134,464)
Cost of service	—	(28,728)
Gross profit	23,487	99,837

Selling, general and administrative expenses	1,055,055	1,169,613
Research and development	391,336	521,730
Depreciation and amortization	7,924	10,323
Operating loss	(1,430,828)	(1,601,829)

Other (expense) income
Grant income	58,788	4,669
Interest expense	(953,636)	(832,408)
Total other (expense) income	(894,848)	(827,739)

Net loss	(2,325,676)	(2,429,568)

Net loss attributable to noncontrolling interest	(63,256)	(106,644)
Net loss attributable to common shareholders	$(2,262,420)	$(2,322,924)

Net loss per share attributable to common stockholders:

Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:	94,444,945	104,695,818

Comprehensive loss attributable to common shareholders

Net loss	$(2,325,676)	$(2,429,568)
Foreign translation adjustment	(11,376)	7,649
Comprehensive loss	(2,337,052)	(2,421,919)

Comprehensive loss attributable to noncontrolling interest	(63,256)	(106,644)
Comprehensive loss attributable to shareholders	$(2,273,796)	$(2,315,275)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2017	104,164,465	$69,871	$97,093,144	$(101,204,846)	$(62,489)	$694,699	$(3,409,621)
Issuance of common stock for service	714,436	482	195,569	—	—	—	196,051
Issuance of common stock for interest	617,072	458	164,609	—	—	—	165,067
Financing fee in stock	252,385	168	84,905	—	—	—	85,073
Sale of stock for cash	658,226	442	167,778	—	—	—	168,220
Stock option compensation expense	—	—	320,090	—	—	—	320,090
Warrants and conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	281,571		—	—	281,751
Deemed dividend	—	—	297,439	(297,439)	—	—	—
Net loss	—	—	—	(2,322,924)	—	(106,644)	(2,429,568)
Foreign currency translation	—	—	—	—	7,649	—	7,649

Balance, March 31, 2018	106,406,584	$71,421	$98,605,285	$(103,825,209)	$(54,840)	$588,055	$(4,615,288)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018

(UNAUDITED)

	March 31, 2017	March 31, 2018
Cash flows from operating activities
Net loss	$(2,325,676)	$(2,429,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	280,288	320,090
Common stock issued for interest and fees for services from consultants	261,409	361,118
Interest expense related to amortization of the discount on convertible notes payable	771,124	635,297
Deferred offering cost expense	—	3,688
Bad debt expense	15,000	—
Depreciation and amortization expense	7,924	10,323
Changes in assets and liabilities:
Accounts receivable	(9,442)	(7,897)
Inventories	9,818	(2,832)
Prepaid expenses and other current assets	(143,293)	(12,745)
Accounts payable and accrued expenses	36,596	126,895
Officer bonus	(80,000)	—
Net cash used in operating activities	(1,176,252)	(995,631)

Cash flows from investing activities
Leasehold improvements	—	(18,753)
Net cash used in investing activities	—	(18,753)

Cash flows from financing activities
Proceeds from line of credit	175,000	390,000
Proceeds from convertible notes	125,000	380,000
Proceeds from sale of stock to Lincoln Park Capital	—	168,220
Proceeds from exercise of warrants	153,000	—
Net cash provided by financing activities	453,000	938,220

Effect of foreign currency translation	(11,376)	7,649
Net change in cash and cash equivalents	$(734,628)	$(68,515)
Cash and cash equivalents at beginning of period	$1,910,153	$990,457
Cash and cash equivalents at end of period	$1,175,525	$921,942

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$5,350	$—
Non-cash investing and financing activities:
Conversion of accounts payable and salary into stock options	$141,763	$—
Fair value of common stock issued for cash for stock financing offering	$—	$85,073
Fair value of warrants issued in conjunction with convertible notes payable	$125,000	$281,751
Settlement of accounts payable and interest in shares of common stock	$261,409	$—
Deemed dividend	$—	$297,439
Convertible notes into shares of common stock	$400,000	$—

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Description of Business

We are an innovation company driven by our mission to “make life better” by developing breakthrough platform technologies, nurturing and building businesses around the intellectual property, while providing capital and support along the journey from “cradle” to “maturity”. We have two divisions generating operational revenue – Odor-No-More, selling odor control products, and BioLargo Engineering, Science & Technologies, LLC (“BLEST”), providing professional engineering services to third party clients as well as working on our product development projects. We have a research and development facility in Canada, and consolidate our financials with our partially owned subsidiary, Clyra Medical Technologies, Inc., a company focused on commercializing our technologies in the medical field (see Note 9).

Liquidity / Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2018 we had a net loss of $2,429,568, and used $995,631 cash in operations, and at March 31, 2018, had negative working capital of $3,938,814, current assets of $1,113,802, and an accumulated stockholders’ deficit of $103,825,209. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $921,942 at March 31, 2018. We had revenues of $263,029 in the three months ended March 31, 2018, which amount was not sufficient to fund our operations.  Although our revenue increased, it was not sufficient to fund our operations. We believe our cash position is insufficient to maintain our current level of operations and research/development, and that we will be required to raise substantial additional capital to expand our operations and fund our future business plans. We intend to continue to raise money through private securities offerings for the foreseeable future, and through our agreement with Lincoln Park (see Note 4).

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

In the opinion of management, the accompanying balance sheet and related statements of operations, cashflows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Clyra. Management believes Clyra’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation” and because the Company is Clyra’s largest shareholder, owning 46.3% of its outstanding voting stock at March 31, 2018, and two members of BioLargo’s board of directors are two of three members of Clyra’s board of directors (see Note 9). All intercompany accounts and transactions have been eliminated.

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

Our cash balances were made up of the following:

	DECEMBER 31, 2017	March 31, 2018
BioLargo, Inc. and wholly owned subsidiaries	$461,914	$574,106
Clyra Medical Technologies, Inc.	528,543	347,836
Total	$990,457	$921,942

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2017 and March 31, 2018 was $2,500, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Concentration

The Company had three customers during the three months ended March 31, 2017 and 2018 that each accounted for more than 10% of consolidated revenues in the respective periods as follows:

	March 31, 2017	March 31, 2018
Customer A	28%	39%
Customer B	17%	<10%
Customer C	12%	<10%
Customer D	<10%	18%
Customer E	<10%	18%

The Company had five customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2017 and three customers at March 31, 2018 as follows:

	December 31, 2017	March 31, 2018
Customer A	12%	23%
Customer B	19%	<10%
Customer C	12%	<10%
Customer D	10%	<10%
Customer E	10%	<10%
Customer F	<10%	13%
Customer G	<10%	11%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of:

	DECEMBER 31, 2017	MARCH 31, 2018
Raw material	$34,104	$48,211
Finished goods	19,869	8,594
Total	$53,973	$56,805

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, deemed dividends, allowance for bad debt, asset depreciation and amortization, among others.

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our consolidated financial statements.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model, and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

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

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. As present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

Revenue Recognition

We adopted ASU 2014-09, “Revenue from Contracts with Customers”, Topic 606, as of December 15, 2017 and applied for the fiscal year starting January 1, 2018. The guidance focuses on the core principle for revenue recognition.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1:   Identify the contract(s) with a customer.

Step 2:   Identify the performance obligations in the contract.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Step 3:   Determine the transaction price.

Step 4:   Allocate the transaction price to the performance obligations in the contract.

Step 5:   Recognize revenue when (or as) the entity satisfies a performance obligation.

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a purchase order whether in writing or verbal, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue when the order for its goods are shipped, wither FOB warehouse of FOB destination, depending on the customer’s choice of title transfer. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

BLEST, identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized when services are performed and completed. BLEST bills time and materials for the services it provides. To date, there have been no discounts or other financing terms for the contracts.

We also may generate revenues from royalties and license fees from our intellectual property. In the event we do so, we anticipate a licensee would pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. Upon entering into a licensing agreement, we will determine the appropriate method of recognizing the royalty and license fees.

Government Grants

We have been awarded multiple research grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 50 grants totaling approximately $1,600,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Business Segment Information

In 2017, the Company operated with three business segments - Odor-No-More, Clyra, and BioLargo/other.  In 2018, the Company determined that it operates a fourth business segment – BLEST, based on the manner in which the chief operating decision maker now manages the engineering division, including resource allocation and performance assessment.

Odor-No-More is engaged in developing and selling products using the BioLargo technology. Clyra is engaged in developing medical products using the BioLargo technology, with an emphasis in advanced wound care. BLEST is engaged in providing professional engineering services. BioLargo/Other includes certain functional roles that do not engage in revenue generating activities, such as corporate operations and oversight, research and development, and general corporate and administrative functions, including finance, human resources, marketing and legal.

The segment information for the three months ended March 31, 2018, is as follows:

	Odor-No- More	Clyra	BLEST	BioLargo / Other	Total
Revenues	$224,397	$—	$38,632	$—	$263,029
Cost of goods/services	(134,464)	—	(28,728)	—	(163,192)
Depreciation and amortization	4,093	—	6,230	—	10,323
Interest expense	—	—	—	832,408	832,408
Expenditures for assets	—	—	18,753	—	18,753
Equipment, net of depreciation	42,299	—	74,996	—	117,295
Net loss	(200,000)	(198,721)	(46,387)	(1,984,460)	(2,429,568)
Tangible assets, net	293,997	347,836	140,722	448,542	1,231,097

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The segment information for the three months ended March 31, 2017, is as follows (BLEST was not formed or operational during the three months ended March 31, 2017, and is thus not reflected in this table):

	Odor-No- More	Clyra	BioLargo / Other	Total
Revenues	$46,017	$—	$—	$46,017
Cost of goods/services	(22,530)	—	—	(22,530)
Depreciation and amortization	7,924	—	—	7,924
Interest expense	—	8,750	944,886	953,636
Expenditures for assets	—	—	—	—
Equipment, net of depreciation	54,121	—	—	54,121
Net loss	(175,000)	(137,082)	(2,013,594)	(2,325,676)
Tangible assets, net	180,292	268,771	1,015,039	1,464,092

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2017 and 2018, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (topic 718)”. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified, (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management has analyzed the new guideline and it has not substantially impacted our accounting for stock compensation awards upon adoption in the current period.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based award transactions and adds two practical expedients for nonpublic entities. The new standards are effective for annual periods beginning after December 15, 2017. An entity that elects early adoption must adopt all the amendments in the same period. Management has analyzed the new guideline and it has not substantially impacted our consolidated financial statements upon adoption during the current period.

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

Note 3. Change in Derivative Liability Treatment

BioLargo adopted ASU 2017-11 as of July 1, 2017. With this adoption, we eliminated the derivative liability, and the changes in the fair value of the derivative liability, related to negative covenants in multiple warrants issued that required a reduction of warrant exercise price under certain circumstances. The Company made a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2017, which adjusted the beginning balance in the accumulated deficit account by $663,560.

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

From inception of the contract in August 2017 through March 31, 2018, we elected to sell Lincoln Park shares of our common stock for which we received $679,305, and issued Lincoln Park 1,825,000 shares, and 33,217 “additional commitment shares”. We recorded the stock sale in our equity statement and the additional shares issued as a fee for the transaction was offset against the shares issued.

During the three-months ended March 31, 2018, we elected to sell to Lincoln Park 650,000 shares of our common stock for which we received $168,220. Additionally, we issued Lincoln Park 8,226 “additional commitment” shares.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2017 and March 31, 2018.

	December 31, 2017	March 31, 2018
Current liabilities
Convertible notes payable
One-year convertible notes, mature July 18, 2018	$280,000	$280,000
Convertible notes, mature June 1, 2018	4,468,847	4,468,847
Nine-month convertible note, matures September 18, 2018	500,000	500,000
Nine-month convertible note, matures October 16, 2018	—	150,000
Total convertible notes payable	$5,248,847	$5,398,847

Long-term liabilities:
Line of credit, matures September 1, 2019	$—	$390,000
Convertible notes payable
Convertible note, matures July 20, 2019	440,000	440,000
Convertible notes, mature June 17, 2019	283,571	283,571
Convertible notes, mature December 31, 2019	292,000	292,000
Convertible note, matures March 8, 2020	—	50,000
Convertible notes, mature June 20, 2020	523,700	603,700
Convertible notes, mature April 20, 2021	—	100,000
Total convertible notes payable	$1,539,271	$1,769,271

Total	$6,788,118	$7,558,118

For the three months ended March 31, 2017 and 2018, we recorded $953,636 and $832,408 of interest expense related to the amortization of our discount on our convertible notes payable, line of credit, and interest from our convertible notes and line of credit.

Subsequent to March 31, 2018, holders of notes representing $4,133,738 in the above table agreed to convert their notes prior to maturity (see Note 12).

See our Annual Report on Form 10-K for the year ended December 31, 2017, for a complete description of the debt obligations set forth in the above table. The following describes changes to the debt obligations for the three months ended March 31, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FirstFire Global Opportunity Fund Investment (matures October 16, 2018)

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

Pursuant to the FirstFire Purchase Agreement, the Company issued 75,000 shares of common stock to FirstFire as a commitment fee (the “FirstFire Commitment Shares”) at $0.39 per share and $29,250 is recorded as a discount on convertible notes and will amortize to interest expense over the term of the note.

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

Pursuant to the requirements set forth in the registration rights agreements, we filed a registration statement with the SEC which was deemed effective as of February 8, 2018. On February 8, 2018, our common stock last traded at $0.3147 per share. Because the last traded price of our common stock on the date the registration statement was deemed effective was less than the price of our common stock on the dates of the FirstFire Purchase Agreements, at their option, we are required to issue additional “commitment shares”. FirstFire exercised that right, and we issued 36,536 additional shares of our common stock and $11,498 is recorded as additional discount on convertible notes and will amortize to interest expense over the term of the note.

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

Line of credit, matures September 1, 2019

On March 1, 2018, we received $390,000 pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. Interest is paid quarterly, and, at the option of the holder, payable in either (i) cash, (ii) our common stock, calculated based on the 20-day average closing price, or (iii) options to purchase our common stock, priced at the 20-day average closing price, the number of shares doubled, and expiring 10 years from the date of grant. The holder of the line of credit has the right to call due the outstanding principal amount on 30-days’ notice at any time after September 1, 2019.

Each investor, for no additional consideration, received a warrant to purchase our common stock. (See Note 7). The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

Two-Year Convertible Note, matures July 20, 2019

On July 20, 2017, the Company accepted $400,000 and issued a promissory note with a 10% original issue discount in the principal amount of $440,000, matures July 20, 2019 and accrues interest at 12%. The note originally provided that interest was to be paid quarterly beginning October 1, 2017, in either cash, common stock, or an option to purchase common stock, in the holder’s discretion.  On January 25, 2018, the interest provisions in the note were modified such that the 12% annual simple interest is due at maturity.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At maturity, the principal amount of the note and any accrued and unpaid interest automatically converts, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical Technologies common stock held by BioLargo, or any combination thereof. The fair value of the beneficial conversion feature resulted in a $171,429 recorded on our consolidated balance sheet as a discount on convertible notes payable, net of current portion. The discount will be amortized monthly as interest expense through July 20, 2019.

Note payable, matures March 8, 2020

On March 8, 2018, we received $50,000 and entered into a note payable. The note is due on upon demand from the noteholder, with sixty days’ notice. The demand may not be made before June 30, 2018, and in the absence of the demand, the maturity date is March 8, 2023. In lieu of interest, we issued the note holder a warrant to purchase 150,000 shares of our common stock at an exercise price of $0.35. The warrant expires February 28, 2023. The shares available for purchase vest in increments of 6,250 shares per month. (See Note 7.)

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1 setting the initial unit/conversion price at $0.42 per share, and the initial warrant exercise price at $0.65 per share. The promissory notes issued to investors mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

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

Through December 31, 2017, we had received $523,700 in investments in the Summer 2017 Unit Offering, from ten accredited investors, all pursuant to Pricing Supplement No. 1. No investments were received pursuant to a second pricing supplement issued on December 11, 2017, setting the unit price at $0.394 per share. On February 22, 2018, we issued Pricing Supplement No. 3, setting the Unit price to $0.30 and the warrant exercise price at $0.48. During the three months ended March 31, 2018, we received $80,000 in investments from two accredited investors pursuant to this third pricing supplement. The offering was terminated at the conclusion of processing these two investments.

The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. Because we issued a third pricing supplement lowering the Unit price to $0.30 per share, the unit price for the prior investors was lowered to $0.30. As a result, the number of warrant shares available for purchase by each investor increased. (See Note 7.)

Subsequent to March 31, 2018, holders of $478,700 of Summer 2017 Offering notes elected to accept the Company’s offer of incentive shares to convert these notes prior to maturity (see Note 12).

Convertible Notes, mature April 20, 2021 (Spring 2018 Unit Offering)

On March 1, 2018, we commenced a private securities offering (titled the “Spring 2018 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1 setting the initial unit/conversion price at $0.30 per share, and the initial warrant exercise price at $0.48 per share. The promissory notes issued to investors mature April 20, 2021, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor will receive a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note). (See Note 7.)

Through March 31, 2018, we had received one investment for $100,000 in this offering, and issued a warrant to purchase 333,333 shares. This investment was received from an entity owned/controlled by a member of our board of directors.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Share-Based Compensation

During the three months ended March 31, 2017 and 2018, we recorded an aggregate $280,288 and $320,090, respectively, in selling general and administrative expense related to the issuance of stock options.

2007 Equity Incentive Plan

On September 7, 2007, and as amended April 29, 2011, the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants were made under this plan for a period of 10 years. It expired on its terms on September 7, 2017. The Board’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The Company is in the process of implementing a new stock option plan for 2018.

On February 10, 2017, we extended the engagement agreement with our Chief Financial Officer, retroactive to October 1, 2016. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000, during the three months ended March 31, 2017, $103,500 is recorded as selling, general and administrative expense on our statement of operations. The balance vested monthly through September 30, 2017.

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2017 and 2018 is as follows:

					Weighted
					Average
As of March 31, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	9,916,586	$0.23	–	1.89	$0.44
Granted	300,000		0.69		0.69
Expired	—		—		—
Balance, March 31, 2017	10,216,586	$0.23	–	1.89	$0.47

					Weighted
					Average
As of March 31, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Granted	—		—		—
Expired	(50,000)		1.89		1.89
Balance, March 31, 2018	9,781,586	$0.23	–	1.65	$0.43

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options issued Outside of the 2007 Equity Incentive Plan

On January 31, 2018, we issued options to purchase 18,071 shares of our common stock at an exercise price of $0.28 per share, expiring 10 years from the date of grant. The fair value of these options total $5,060 and is recorded as selling, general and administrative expenses.

On February 28, 2018, we issued options to purchase 21,429 shares of our common stock at an exercise price of $0.28 per share expiring 10 years from the date of grant. The fair value of these options total $6,000 and is recorded as selling, general and administrative expenses.

On March 31, 2018, we issued options to purchase 565,649 shares of our common stock at an exercise price of $0.26 per share to members of our board of directors for services, an employee in lieu of salary, and to consultants for services. The fair value of these options totaled $146,503 and is recorded as selling, general and administrative expenses.

On February 1, 2017, as part of an agreement we executed with a strategic advisor, we issued an option to purchase 300,000 shares of our common stock with an exercise price of $0.67, the stock price on grant date. The option expires ten years from the date of issuance and the option vests in 12,500 equal amounts over 24 months. The agreement also calls for the strategic advisor to provide deliverables focused in the water industry such as business plans and strategic initiatives for the Company. During the three months ended March 31, 2017, 25,000 options vested resulting in a fair value of $15,000 recorded as selling, general and administrative expense on our statement of operations. This agreement terminated in November 2017, and the remaining unvested 175,000 options were cancelled.

On March 31, 2017, we issued options to purchase 283,526 shares of our common stock at an exercise price of $0.50 per share to members of our board of directors, in lieu of $65,000 in fees and to vendors in lieu or accrued and unpaid fees $56,671. The weighted-average fair value of these options totaled $141,763 and an additional $20,092 was recorded as selling, general and administrative expenses.

Activity of our stock options issued outside of the 2007 Equity Incentive Plan for the three months ended March 31, 2017 and 2018 is as follows:

					Weighted
					Average
As of March 31, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.40
Granted	583,526	0.50	–	0.67	0.59
Expired	—		—		—
Balance, March 31, 2017	20,732,292	$0.18	–	1.00	$0.41

					Weighted
					Average
As of March 31, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	619,435	0.26	–	0.28	0.26
Expired	(2,400,000)		0.99		0.99
Balance, March 31, 2018	18,237,843	$0.25	–	1.00	$0.45

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For employees, we recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31:

	2017		2018
	Non Plan	2007 Plan	Non Plan
Risk free interest rate	2.40%	2.40%	2.43%
Expected volatility	601%	601%	563%
Expected dividend yield	—	—	—
Forfeiture rate	—	—	—
Expected life in years	7	7	7

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

Note 7. Warrants

Warrants Issued Concurrently with Spring 2018 Unit Offering

During the three months ended March 31, 2018, pursuant to the terms of our Spring 2018 Unit Offering (see Note 5), we issued a warrant to purchase up to an aggregate 333,333 shares of our common stock at an exercise price of $0.48 per share to the investor in the Spring 2018 Offering, a member of our board of directors. The warrant expires April 20, 2023. The relative fair value of the warrant resulted in $49,306 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

The Company may “call” these warrants, requiring the holder to exercise their warrants within 30 days or forever lose the rights to do so, if the following conditions have been met: (i) the shares of common stock underlying the warrants are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

Warrants Issued Concurrently with Line of Credit Offering

During the three months ended March 31, 2018, pursuant to the terms of our Line of Credit (see Note 5, “Line of Credit, matures September 1, 2019”), we issued warrants to purchase up to an aggregate 390,000 shares of our common stock at an exercise price of $0.35 per share. These warrants expire March 1, 2023. The relative fair value of these warrants resulted in $85,002 recorded as a discount on our “convertible notes payable and line of credit” on our consolidated balance sheet in the period issued.

The Company may “call” these warrants, requiring the holder to exercise their warrants within 30 days or forever lose the rights to do so, if the following conditions have been met: (i) the shares of common stock underlying the warrants are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants Issued Concurrently with Note Payable

During the three months ended March 31, 2018, pursuant to the terms of the note payable. (see Note 5, “Note payable, matures March 8, 2020”), we issued warrants to purchase up to an aggregate 150,000 shares of our common stock at an exercise price of $0.35 per share. At the end of each month 6,250 warrants vest as long as the note payable is outstanding. Although the note matures March 8, 2020, the investor may call the note at any time after June 30, 2018. Thus, a minimum of 25,000 warrants will vest, and the fair value of these warrants totaled $6,500. Of this amount $1,625 was recorded as interest expense and the remaining $4,875 is recorded as a discount on our consolidated balance sheet in the period issued. These warrants expire February 28, 2023.

Warrants Issued to Summer 2017 Unit Offering Investors

Pursuant to the Summer 2017 Unit Offering, we issued warrants to purchase the number of shares of stock equal to each investor’s investment amount, divided by the “unit price” set forth in a “pricing supplement”. The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On February 12, 2018, we issued a third pricing supplement, lowering the unit price to $0.30. As a result of this reduction, the number of shares purchasable pursuant to warrants issued to prior investors increased by an aggregate 416,478 shares. Additionally, during the three months ended March 31, 2018, we accepted two final investments in the aggregate amount of $80,000, pursuant to the third pricing supplement, and issued these investors warrants to purchase an aggregate 266,667 shares.  The relative fair value of these warrants, including the increase in purchasable shares, resulted in $103,322 recorded as a discount on our consolidated balance sheet in the period issued.

Warrants Issued Concurrently with One Year Convertible Notes

We have accepted $250,000 investments and issued one-year OID convertible notes on three occasions: July 8, 2016, December 30, 2016, and July 17, 2017. In addition to the notes, the investors received warrants on each of those three dates to purchase an aggregate 400,000 shares of our common stock. These warrants were initially exercisable at $0.65 per share (for July 2016 warrants), $0.70 per share (for December 2016 warrants), and $0.65 per share (for July 2017 warrants), and expire five years from the date of grant. Each of the warrants contain a provision that the exercise price may be reduced in the event we sell our common stock or issue warrants to third parties at a lower prices, with particular exclusions, the details of which are available in our Form 10-K. The exercise price of these warrants has decreased, and the number of shares increased, on multiple occasions prior to December 31, 2017, most recently on December 11, 2017, at which time the exercise price was reduced to $0.394 per share, and the number of shares issuable pursuant to the warrants, in the aggregate, increased from the original 1,200,000 shares, to 2,081,216.

On February 22, 2018, we sold shares of our common stock to Lincoln Park Capital at $0.25 per share (see Note 4).  Since these securities were sold at less that the then previously adjusted $0.394 warrant exercise price, the exercise price of the warrants were decreased from $0.394 to $0.25 per share, and the number of shares issuable pursuant to the warrants increased by an aggregate 1,198,784 shares. The fair value of the warrants issued totaled $297,439 and is recorded as a deemed dividend in our equity statement for the three months ended March 31, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
As of March 31, 2017
Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	219,298		0.70
Exercised	(510,000)		0.30
Outstanding as of March 31, 2017	19,744,412	0.125	–	1.00

As of March 31, 2018
Outstanding as of December 31, 2017	22,104,817	$0.125	–	1.00
Issued	2,611,513	0.25	–	0.48
Exercised	—		—
Outstanding as of March 31, 2018	24,716,330	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the three months ended March 31:

	2017	2018
Risk free interest rate	1.93%		2.54%
Expected volatility	297%		252%
Expected dividend yield	—		—
Forfeiture rate	—		—
Expected life in years	5	5	-	10

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December	March
	31, 2017	31, 2018
Accounts payable and accrued expenses	$173,357	$273,817
Accrued interest	50,748	77,183
Total accounts payable and accrued expenses	$224,105	$351,000

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 31, 2018, we issued 323,030 shares of our common stock at $0.26 per share in lieu of $83,665 of accrued and unpaid obligations to two of our officers. The price-per-share was based on the closing price of our common stock on the last day of the month.

Payment of Consultant Fees and Accrued Interest

During the three months ended March 31, 2018, we issued 391,406 shares of our common stock, at prices ranging between $0.26 - $0.41 per share, in lieu of $112,388 of accrued and unpaid obligations to consultants.

During the three months ended March 31, 2017, we issued 144,545 shares of our common stock, at prices ranging between $0.50 - $0.70, in lieu of $82,480 of accrued and unpaid obligations to consultants.

During the three months ended March 31, 2018, we issued 617,072 shares of our common stock, at $0.25 per share, in lieu of accrued interest totaling $165,067.

During the three months ended March 31, 2017, we issued 310,404 shares of our common stock, at prices ranging between, $0.53 - $0.70 per share, in lieu of accrued interest totaling $178,929.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra Private Securities Offering

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

As set forth in Clyra’s Amended and Restated Articles of Incorporation, Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of March 31, 2018 is $135,000.

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

In August 2017, Clyra commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. On August 4, 2017, Clyra issued 1,690 shares of its common stock at $160 per share to Sanatio in exchange for payment of the $270,400 principal and interest outstanding under the line of credit held by Sanatio (see above). Subsequent to the issuance of shares to investors in the offering, and to Sanatio for the conversion of the line of credit, BioLargo owned 15,297.5 shares of Clyra common stock, which is 46.3% of the outstanding stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) comprise a majority of the three-member Clyra board of directors. Management has determined that BioLargo does control Clyra after reviewing the guidance of ASC Topic 810, “Consolidation”. While BioLargo does not have voting interest control through 50% ownership of Clyra, it does exercise control under the Variable Interest Model. BioLargo is the primary beneficiary since it has the power to direct Clyra’s activities that most significantly impact Clyra’s performance and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra. BioLargo has consolidated Clyra’s operations through March 31, 2018.

On September 27, 2017, Clyra submitted to the FDA an application for premarket notification under Section 510(k) for a wound care product. It is now in the formal review process by the FDA.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BioLargo Maritime Solutions

The Company has an additional subsidiary, BioLargo Maritime Solutions, whereby if certain factors are met, a noncontrolling equity interest in this subsidiary has been pledged to its management.

Note 10. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville Tennessee area, and entered into employment agreements with seven scientists and engineers. These agreements and related operational obligations add approximately $100,000 to our monthly budget for payroll, taxes, benefits, insurance, and other related obligations. The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018, collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. It is still too early to make a determination as to whether BLEST will meet some of the performance criteria. Through March 31, 2018 and as of the end of 2017, BLEST has not met any of the criteria and therefore no portion of the Class B Units and stock options have been earned or vested.

Note 11. Commitments and Contingencies

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Calvert has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo ontender in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Calvert’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one-half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one-half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

The Calvert Employment Agreement requires Mr. Calvert to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Calvert Employment Agreement as “work made for hire”.

Clyra Consulting Agreement

Our partially owned subsidiary Clyra (see Note 9) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities once it has received FDA Approval (as defined in Note 9 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. This agreement has not started, and the total cash obligation related to the agreement would be $1,125,024 over four years.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Conversion of Unit Notes

On May 7, 2018, we (BioLargo, Inc., the “Company”) issued 15,747,482 shares of our common stock in satisfaction of $4,133,738 of convertible promissory notes issued in our “unit” offerings at varying conversion prices, maturing on the following dates:

Note Description	Principal Outstanding March 31, 2018	Amount Converted to Stock	Principal Amount Remaining
Convertible notes, mature June 1, 2018	$4,468,847	$(3,154,467)	$1,314,380
Convertible notes, mature June 17, 2019	$283,571	$(283,571)	---
Convertible notes, mature December 31, 2019	$292,000	$(217,000)	$75,000
Convertible notes, mature June 20, 2020	$603,700	$(478,700)	$125,000

These conversions were voluntary on the part of the noteholders and prior to the various maturity dates on notes that were issued in prior “unit” offerings conducted by the Company (2015 Unit Offering, Winter 2016 Unit Offering, and Summer 2017 Unit Offering). We offered these noteholders incentives to convert their notes early.  Noteholders with conversion prices of $0.25 and $0.30 were offered incentive shares equal to one and one-half times the number of shares issuable for the payment of interest that would accrue from the last interest payment date of March 20, 2018, through the maturity of the note, at a fixed price of $0.25 per share (for example, a note that would have yielded $1,000 in interest, would receive 1,000 times 1.5 divided by 0.25 equals 6,000 incentive shares). We offered holders of notes with conversion prices higher than $0.30 the ability to reduce their conversion price to $0.30 by paying additional funds equal to six or twenty percent of their original investment (6% for notes with original conversion prices of $0.35, and 20% for notes with original conversion prices of $0.55 and $0.57). The additional funds did not increase the amount of the note payable, nor did the reduced conversion price affect the number of shares purchasable under the warrant issued with their “unit” investment. Holders of 38 notes elected to pay an aggregate $261,781 to reduce the conversion prices of their notes to $0.30.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2018, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our Business- A Sustainable Technology Incubator

BioLargo, Inc. is an innovation company driven by our mission is to “make life better” by developing breakthrough platform technologies, nurturing and building businesses around the intellectual property, while providing capital and support along the journey from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies. We seek to unlock the value of the underlying technologies to both advance our purposeful mission while we create value for our stockholders

Our first significant commercial success is unfolding now for our odor control products sold through our subsidiary, Odor No More, Inc.  Sales are increasing as we focus on two areas: serving the solid waste handling and wastewater treatment industries with our CupriDyne Clean industrial odor control products, and the U.S. government through our Nature’s Best Solution products. We are gearing up for rapid growth as our products are experiencing market adoption.

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

Industrial Odor Control — CupriDyne Clean

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered as a liquid through misting systems, sprayers, water trucks and similar water delivery systems. We also offer powders that can be mixed to create liquids on site for our customers. We believe the product is the number one performing odor-control product in the market. It is priced 25% to 50% below competing products.

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

In mid-2017, we signed “national purchasing agreements” with three of the largest waste management companies in the United States. These agreements provide us “official” vendor status and authorize us to sell product to the customers’ local operations. These customers are expanding the use of CupriDyne Clean.

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

In the first quarter of 2018, we achieved a new record level of sales (see Results of Operations, below). Because of the expanding demand for our products, we also hired two new sales executives to focus on expanding our relationships with already existing national accounts, as well as an account support staff person that started May 1, 2018.  We intend to continue adding both sales and support staff as the demand for our product continues to expand and as capital resources allow.

We believe that our sales executive staff performs a number of critical functions while working to serve our customer’s needs.  They must be knowledgeable about the general operating procedures of our customers.  They need to understand how best to deploy our products to achieve maximum success and value.  They often are called upon to troubleshoot and offer suggestions to help our customers achieve optimal success with the use of our products.

As a result of our continued performance and attention to satisfying our customers, we were recently awarded the approvals to begin servicing all of the locations within a regional marketplace operated one of our national accounts. We are also expanding our work within these national accounts around the country.  We also have been asked by a number of our customers, both national and municipal, to develop bids to provide design, build and install proposals for equipment and systems that would be used deliver our product within the local operating environment for our current accounts. We have tasked our engineering team to take the lead on these projects.

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

The subsidiary, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), entered into a three-year office lease in the Knoxville Tennessee area, and entered into employment agreements with seven scientists and engineers with a combined 200+ years’ experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure. The other team members are also former employees of CB&I. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, marine engineering, AutoCAD, bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

Our engineering team has focused its efforts in two areas. First, servicing third party clients in similar roles as to what they did at CB&I and throughout their well-established careers. Their first client is a CB&I spin off that provides engineering services world wide, and they have already started providing services to local utilities. They are evaluating, bidding on, negotiating, and generally pursing other commercial opportunities immediately.

Second, our team is working to assist BioLargo to scale-up, engineer and commercialize our AOS water treatment technologies, as well as support other technology and product development efforts within the BioLargo family of companies, including its industrial odor control solutions. By way of example, the team is working with Odor-No-More and its customers to customize misting systems to deliver the CupriDyne Clean liquid products. BLEST will also pursue new inventions and be available to provide assistance where needed for any commercial opportunities that are presented by and through any and all operating units of BioLargo.

During the three months ended March 31, 2018, BLEST secured a new relationship and was retained to serve as “Owner’s Engineer” for a proposed $687 million integrated biofuels production project to be built on the east coast. The proposed facility would convert hundreds of tons per day of municipal solid wastes and plastics into high-grade fuels and paraffin waxes, while diverting hundreds of thousands of tons of waste from landfills per year. Our team’s initial role in this project is to provide the project’s ownership team with consulting engineering support as the project becomes finalized. BLEST is now under contract to be paid for engineering services rendered for the pre-project phase, and assuming the project moves ahead, we anticipate that our contractual relationship will expand to an important multi-year role in the project’s overall engineering management. BLEST has developed a long list of projects and bids with prospective clients, tracking more than 40 projects and associated bids to supply engineering services to outside clients. The menu includes a long list of projects that would include odor and VOC control, wastewater management, AOS related projects and a host of traditional environmental engineering services. Internal capabilities have also been extended to include research into a new method of lithium refining through strategic relationships. In addition to the ongoing work with the Odor No More division representing more than $300,000 in new business already out to bid, it has secured ongoing work with the APTIM Picatinny Arsenal and it was recently notified that it was in final consideration as a preferred supplier/vendor to one of the largest oil and gas companies in the world to help solve a series of challenges to process and clean up produced water at one facility.  If successfully awarded, the project is estimated to be worth approximately $1.3 million in revenue to BLEST, which would include roughly 50% for materials and equipment and 50% for engineering services. Management believes that any one or two of the prospective projects will carry the BLEST organization to positive cash flow.

Recent client requests have presented opportunities to serve a number of clients with specific interest in managing high concentrations of ammonia and polyaromatic hydrocarbons, wastewater for breweries and legionella management / mitigation strategies for high traffic buildings.

Advanced Wound Care - Clyra Medical

We formed Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, which we believe can be disruptive to many existing product lines. Our initial product focus is in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds.

Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated from existing antimicrobials in multiple ways - by the gentle nature in which they can perform, reduced product costs, extended antimicrobial activity, and biofilm efficacy. In addition, iodine has no known acquired microbial resistance, unlike many competing products. We believe the markets for these products will include infection control and wound therapy for chronic wounds. We also intend to pursue and study the use of our technology as a compliment to regenerative tissue therapy. In 2017, we filed a third patent application related to our technology for use in medical products. Two applications were filed in 2016. While these patent applications are pending, we intend to continue expanding patent coverage as we refine our medical products. In late 2017, Clyra completed product development on its first design with its advanced wound care technology, and retained Emergo, a global leader in the medical device regulatory field, to prepare and submit to the U.S. Food & Drug Administration (“FDA”) premarket notification of a medical device under Section 510(k) of the Food, Drug, and Cosmetic Act. The 510(k) notification was submitted to the FDA’s Center for Devices and Radiological Health (“CDRH”). The submission was referred by the CDRH to the FDA Office of Combination Products (“OCP”), which has jurisdiction to classify a product as a drug, device, biological product, or combination product. We asked the OCP for a determination whether our product should be regulated as a medical device, drug, or combination product, and the OCP replied requesting significant additional information. Clyra is evaluating this request and its options on how to move forwarded. While doing so, Clyra has prepared an application for a second product for submission to the FDA under Section 510(k), and has additional products in development. Clyra intends these submissions to be the first two of multiple future FDA submissions for “advanced wound care”, and believes our technology has the potential for disruption in other key medical related fields, including dental and veterinary medicine.

 While we remain confident that we will ultimately receive premarket clearance for our products, we can make no assurance or prediction as to success of Clyra’s efforts, and must wait patiently for the process with the FDA to conclude.

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta that has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is a water treatment device in development that generates a series of highly oxidative species of iodine and other molecules that, because of the proprietary configuration and inner constituents of the AOS, eliminate pathogenic organisms with extreme efficacy.

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept and case studies have generated results that suggest the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro- chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

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

Our work is continually progressing to support a number of commercial applications, with a key focus on wastewater treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in in the storm drain recapture/recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates.

Recent AOS Milestones

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

In early 2018 we have engaged in a series of important commercially focused activities around the AOS, including discussions with a series of industrial collaborators to do commercial piloting in 2018. We have also reengaged stakeholders in the Oil Sands industry for commercial piloting. We have begun negotiations with potential strategic partners from industry to perform commercial pilots with the intent use our AOS as a polishing step (replacing UV, electro-chlorination, or ozone) within their existing treatment trains (complete water treatment solutions). Importantly, we have designed and begun assembling our own proprietary water treatment train. We have also submitted and are currently submitting applications for a series of substantial government grants (totaling more than $4M USD) to focus on specific targets in industry, like wastewater, food processing and oil and gas applications. We are narrowly focused on validating efficacy for a few specific client challenges to offer a re awarded a CA$235,000 grant from the Canadian Government’s Industrial Research Assistance Program (NRC-IRAP) to fund our first on-site pilot project. The pilot is intended to demonstrate the AOS’ ability to disinfect and decontaminate water at high flow-rates, allowing for recycling, reuse, and/or safe water discharge.  Moreover, continuous treatment and recycling of the processed water in this pilot project will allow for a comprehensive assessment of the long term economic advantage (both operating and capital costs) and conservation benefits of the AOS for both energy and water, in comparison with conventional wastewater treatment technologies. Ultimately, we expect the results of this pilot to lay an important foundation for the technical and business case that convinces future customers to purchase the AOS.

This is an important step for our AOS technology, as well as for our company. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab ad nauseum. However, a pilot project for the AOS, as with any technology, is crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. And, we have many other pilots in evaluation. Our R & D team has developed a novel configuration for the AOS that features a spiral design.  Testing for the new design has been highly encouraging.  Management believes it will continue to advance the scale-up to higher volume throughputs of water flow and enhances the AOS ability to be more compact and longer lasting in the field.  This work is not complete, but management believes it does represent a significant step forward to achieving high throughput quality results.

Results of Operations—Comparison of the three months ended March 31, 2018 and 2017

Revenue

Our revenue from product sales for the three months ended March 31, 2018 increased by over 400% - to approximately $225,000 - compared with the three months ended March 31, 2017 of approximately $45,000. . The increase is due to an increase in the volume of sales of our CupriDyne Clean Industrial Odor Control product to landfills and waste processing operations, and of our Specimen Transport Solidifier pouches to the U.S. military. And, we are pleased to report that total sales generated in the first four and a half months of 2018 are approximately $425,000. Our average monthly revenue has increased from approximately $25,000 the first half of 2017, to almost $60,000 the second half of 2017, to approximately $95,000 per month thus far in 2018. Assuming sales continue at this level, we would expect total revenue for Odor No More to exceed $1,100,000 in 2018. However, we are expanding our sales force and infrastructure and attempting to scale our operations to increase sales significantly.

While management is optimistic that it can succeed in doing so, no assurances can be made of future revenues. We are optimistic for multiple reasons. First, we have experienced an increase in our government orders. Second, we were recently approved as the supplier for 100% of the regional locations operated by one of our large national waste management accounts. Sales for these locations are just now beginning. Third, we have been asked by multiple clients to submit bids to design, construct, install and service equipment and systems to expand the use of our product within their operations. If accepted, these bids will result in revenues from engineering services for the design/build aspects, as well as our future CupriDyne Clean sales. We have more than $300,000 in bids out at the request of our clients and once completed, assuming we are awarded these bids, product sales would naturally increase as our clients expand the use of our products in these locations. Fourth, we are expanding our sales staff, and intend to continue to do so the remainder of the year. It is important to note that our sales staff is a combination of sales, account relationship management and operations field support. We are actively working with our customers to insure that our customers experience the optimal success with our products and our clients are appreciative and supportive of our company. While these new sales staff additions have already contributed to improving incremental sales, they are early and still in training. We would normally expect them to be able to generate meaningful revenues as they complete their training program over the first 5 - 6 months of work with the company. We plan to continue to grow our sales staff over the next 9 - 12 months assuming the continued demand for our products with our national accounts continues to expand and capital resources continue to be available.

 Sales of our CupriDyne Clean products generated approximately 50% of our revenue in the three months ended March 31, 2018 (approximately $115,000), which is a comparable percentage to our year ended December 31, 2017 results. The majority of these sales are pursuant to our “National Purchasing Agreements” with two of the largest waste handling companies in the United States. Our CupriDyne Clean sales revenue increased due to an increase in the volume of sales resulting from continued market penetration and ongoing marketing and sales efforts. We continue to receive extremely positive feedback from our customers about our service, our product’s effectiveness, and its cost savings. In 2018, we have hired additional sales personnel and staff to support additional sales. Given the continued expansion with our national accounts, we continue to expect higher sales volume for the remainder of 2018. We do not yet have enough history or sales volume to identify trends or uncertainties related to our CupriDyne Clean sales, although we are discovering that landfills and transfer stations in colder climates generally have less of a need for odor control products during winter months. It is unclear whether this fact will materially affect our product sales.

Sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency generated approximately 45% of our revenue in the three months ended March 31, 2018 (approximately $100,000), compared with approximately $18,000 in the three months ended March 31, 2017. These sales were primarily through our distributor Downeast Logistics. The vast majority of these sales of our Specimen Transport Solidifier pouches are made through a bid process in response to a request for bids to which any qualified government vendor can respond. We cannot know in advance the frequency or size of such requests from the U.S. Government, or whether our bids will be successful, and as such we are uncertain as to our future revenues through this system.

Our engineering division generated approximately $38,000 in revenue for the three months ended March 31, 2018. As this division started in late 2017, the three months ended March 31, 2017 does not provide a comparison; however, compared with the prior three months ended December 31, 2017, revenue increased by approximately 300% or $26,000. The increase in this quarter over last is due to an increase in the number of client contracts and hours billed by our professional staff. Although we expect our engineering division to continue to increase revenues in the future, we do not expect similar quarter-to-quarter percentage increases.

Cost of Goods Sold and Services

Our cost of goods sold includes costs of raw materials, contract manufacturing, and other direct expenses related to the manufacturing of our products. As a percentage of gross sales, our costs of goods was 60% in the three months ended March 31, 2018, versus 49% in the three months ended March 31, 2017. This increase is partially attributed to the fact that a larger percentage of our sales came from government orders through our distributor at a lower margin than our other products. With the increase in our sales volume, we are starting to purchase some raw materials directly from manufacturers at increasingly more attractive prices, and we expect those savings to be reflected in higher margins in 2018.

Our cost of services includes costs of employee time, a portion of overhead, and, when applicable, cost of subcontractors.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our total SG&A increased approximately $115,000 (11%) in the three months ended March 31, 2018 compared to the same period in 2017. The largest components of our selling, general and administrative expenses included:

	March 31, 2017	March 31, 2018	% change
Salaries and payroll-related expenses	$326,193	$450,964	38%
Consulting expense	197,330	162,700	(18%)
Professional fees	193,418	191,976	(1%)
Investor relations	40,086	32,680	(18%)

Our salaries and payroll related expenses increased in the three months ended March 31, 2018 due to an increased level of activities related to our operations, including the formation of our engineering subsidiary and hiring of associated personnel in the second half of 2017, and a general increase in our activities and operations, as reflected in the increase in our sales revenue. Our consulting fees decreased in the three months ended March 31, 2018 due a reduction in the use of outside investor relation firms during that period. The Company has maintained investor relations support with internal personnel.

Research and Development

Research and development expenses increased $130,393 (33%) for the three months ended March 31, 2018, as compared to the same period in 2017. These expenses increased in part as a result of the formation of our engineering subsidiary, where we have accelerated the work related to the scale-up, engineering and testing of our AOS technology.

Interest expense

 Interest expense decreased $121,228 (13%) for the three months ended March 31, 2018, as compared to the same period in 2017. Our interest expense decreased as we adjusted the discount on our convertible notes and line of credit which reduced interest expense for the three-month period.  The decrease was offset by an increase in interest expense related to our outstanding debt.  From March 31, 2017 through March 31, 2018, we increased our debt balance by approximately $2,000,000. It now totals over $7,500,000 on which we are paying interest. Subsequent to March 31, 2018 we converted $5,447,758 debt to equity, and thus will no longer be incurring interest on these obligations. This amount is comprised of $4,133,738 that was recently converted into equity, and $1,314,380 that matures June 1, 2018, and for which we have the option to convert to equity.  Our interest expense will be significantly higher during the three months ended June 30, 2018 as we will expense any remaining discount on the converted notes.  Thereafter, we expect our interest expense to decrease by approximately $150,000 per quarter, assuming no new debt agreement is entered into.

Net Loss

Net loss increased $103,892 (4%) for the three months ended March 31, 2018, as compared to the same period in 2017. The net loss was somewhat offset by an increase in revenue, nevertheless, the net loss increased mainly due to the increased interest expense and to increased research and development expense. The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. We do not expect to generate revenues in amount significant enough for us to generate a profit in the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents were approximately $920,000 at March 31, 2018, a decrease of approximately $70,000 since December 31, 2017.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2018, we had a net loss of approximately $2,430,000. At March 31, 2018, we had current assets of approximately $1,114,000, debt obligations maturing in 2018 for which we cannot compel the conversion to stock, except in limited circumstances, of $930,000, additional debt obligations for which we can compel conversion into stock at maturity of approximately $6,200,000, a working capital deficit of approximately $3,939,000, and an accumulated deficit of approximately $103,825,000. We expect our working capital deficit to decrease significantly in the three months ending June 30, 2018 as a result of the conversion of $4,470,000 of convertible notes into stock on or prior to June 1, 2018. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies, and achieve profitable operations. These consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash and profits from our product sales are not sufficient to fund our operations. We have been required to financially support the operations of our subsidiaries, none of which are operating at a positive cash flow. Only one subsidiary, Clyra, has financing in place to fund operations for the immediate future. It is important to note that Clyra intends to pursue direct investment to support its further product development and go to market strategy. Sales of our CupriDyne Clean products are increasing, and our engineering subsidiary has begun generating revenue, but we do not expect those divisions to support the general corporate overhead in the immediate future. As such, we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We are continually take steps to raise capital to fund our operations, including a current private securities offering, and a recent offer to holders of unit offering notes to reduce conversion and warrant exercise prices (see Part II, Item 2, below). Although we have in place a financing arrangement with Lincoln Park (see Note 4, of the Notes to the Consolidated Financial Statements), we are reluctant to utilize that instrument while our stock price is below $0.25. During the three months ended March 31, 2018, we received approximately $168,000 from sales of stock to Lincoln Park, and $770,000 net proceeds from our private securities offerings.

As of March 31, 2018, we had approximately $5,400,000 in principal amounts due on various debt obligations due in 2018 (see Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements), including approximately $4,500,000 due on June 1, 2018, which we have the discretion to pay through the issuance of common stock, and $930,000 due later in the year, for which our discretion to convert to equity is restricted by the price of our common stock. Since March 31, 2018, holders have agreed to convert to equity $3,154,467 of obligations due June 1, 2018 (see Part II Item 2, “Conversion of Unit Offering Notes”, below). The remaining amount we intend to convert to equity at maturity. For the notes due later in the year in the aggregate amount of $930,000, we are negotiating with the holders of those notes for extensions and/or alternative payment arrangements, and if unsuccessful, intend to refinance these obligations.

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

Critical Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim consolidated financial statements included in Part I, Item 1 of this report.

The methods, estimates, and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the prior 12 months, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management is making progress related to remediating the material weakness, noted at December 31, 2017, it has not yet completed the work. There was no further change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Issued for Services

During the three months ended March 31, 2018, we issued 144,545 shares of common stock in lieu of fees for service provided by consultants, resulting in a grant date fair value of $82,480.

During the three months ended March 31, 2018, we issued 310,404 shares of common stock as payment for interest due on unit offering notes, resulting in a grant date fair value of $178,929.

Issuance of Stock Options in exchange for payment of payables

On January 31, 2018, we issued options to purchase 18,071 shares of our common stock at an exercise price of $0.28 per share, expiring 10 years from the date of grant. The fair value of these options total $5,060 and is recorded as selling, general and administrative expenses.

On February 28, 2018, we issued options to purchase 21,429 shares of our common stock at an exercise price of $0.28 per share expiring 10 years from the date of grant. The fair value of these options total $6,000 and is recorded as selling, general and administrative expenses.

On March 31, 2018, we issued options to purchase 565,649 shares of our common stock at an exercise price of $0.26 per share to members of our board of directors for services, an employee in lieu of salary, and to consultants for services. The fair value of these options totaled $146,503 and is recorded as selling, general and administrative expenses.

Summer 2017 Unit Offering

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. On February 12, 2018, we issued Pricing Supplement No. 3, setting the unit/conversion price at $0.30 per share, and the warrant exercise price at $0.48 per share. The promissory notes issued to investors mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor receives a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note). (See Note 7.) The warrants expire on June 20, 2022. The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

The offering was terminated on March 16, 2018. During the three months ended March 31, 2018, we received $80,000 in investments from two accredited investors, and issued warrants to purchase 266,667 shares of common stock at $0.48 per share.

The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. As a result of the issuance of the third pricing supplement, the unit prices for previous investors was reduced to $0.30, and warrant exercise prices reduced to $0.48. As a result of this reduction, the number of warrant shares available to each investor increased. (See Note 7.)

Spring 2018 Unit Offering

On March 26, 2018, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1., setting the initial unit/conversion price at $0.30 per share, and the initial warrant exercise price at $0.48 per share. The promissory notes issued to investors mature April 20, 2021, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor received a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note). (See Note 7.) The warrants expire on April 20, 2023. The Company may “call” the warrants, requiring the investor to exercise their warrants within 30 days or forever lose the rights to do so, only if the following conditions have been met: (i) the underlying Shares are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

From the inception of the offering through March 31, 2018, we had received $100,000 in investments from one accredited investor. In addition to the convertible promissory note in face amount of $100,000, this investor received a warrant to purchase 333,334 shares of our common stock at $0.48 per share.

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

Conversion of Unit Offering Notes

On May 7, 2018, we (BioLargo, Inc., the “Company”) issued 15,747,482 shares of our common stock in satisfaction of $4,133,738 of convertible promissory notes issued in our “unit” offerings at varying conversion prices, maturing on the following dates:

Note Description	Principal Outstanding March 31, 2018	Amount Converted to Stock	Principal Amount Remaining
Convertible notes, mature June 1, 2018	$4,468,847	$(3,154,467)	$1,314,380
Convertible notes, mature June 17, 2019	$283,571	$(283,571)	---
Convertible notes, mature December 31, 2019	$292,000	$(217,000)	$75,000
Convertible notes, mature June 20, 2020	$603,700	$(478,700)	$125,000

These conversions were voluntary on the part of the noteholders and prior to the various maturity dates on notes that were issued in prior “unit” offerings conducted by the Company (2015 Unit Offering, Winter 2016 Unit Offering, and Summer 2017 Unit Offering). We offered these noteholders incentives to convert their notes early.  Noteholders with conversion prices of $0.25 and $0.30 were offered incentive shares equal to one and one-half times the number of shares issuable for the payment of interest that would accrue from the last interest payment date of March 20, 2018, through the maturity of the note, at a fixed price of $0.25 per share (for example, a note that would have yielded $1,000 in interest, would receive 1,000 times 1.5 divided by 0.25 equals 6,000 incentive shares). We offered holders of notes with conversion prices higher than $0.30 the ability to reduce their conversion price to $0.30 by paying additional funds equal to six or twenty percent of their original investment (6% for notes with original conversion prices of $0.35, and 20% for notes with original conversion prices of $0.55 and $0.57). The additional funds did not increase the amount of the note payable, nor did the reduced conversion price affect the number of shares purchasable under the warrant issued with their “unit” investment. Holders of 38 notes elected to pay an aggregate $261,781 to reduce the conversion prices of their notes to $0.30.

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

Pursuant to the requirements set forth in the registration rights agreements, we filed a registration statement with the SEC which was deemed effective as of February 8, 2018. On February 8, 2018, our common stock last traded at $0.31 per share. Because the last traded price of our common stock on the date the registration statement was deemed effective was less than the price of our common stock on the dates of the Vista and FirstFire Purchase Agreements, at their option, we are required to issue additional “commitment shares”. Both companies have exercised that right, and we issued 140,849 and 36,536 additional shares of our common stock to Vista Capital and FirstFire, respectively.

Item 5.	Other Information

Sales of Registered Stock to Lincoln Park

During the three months ended March 31, 2018, we sold to Lincoln Park (see Note 4) 650,000 shares of our common stock, and received $168,220 in proceeds. Associated with these sales, we issued Lincoln Park 8,226 “additional commitment shares.”

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

Date: May 14, 2018	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 14, 2018	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.6	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.7	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.8	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.9	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.10	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.11	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.12	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.13	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.14	$440,000 convertible note, matures July 20, 2019	Form 10-Q	8/14/2017
4.15	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.16	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.17	Note, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.18	Amendment, dated as of December 18, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.20	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.21	Registration Rights Agreement, dated as of August 25, 2017, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.22*	Line of credit, matures September 1, 2019
4.23*	Warrant issued with Line of credit that matures September 1, 2019
4.24*	$50,000 convertible note, matures March 8, 2020
4.25*	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)
4.26*	Form of warrant issued with Convertible notes that mature April 20, 2021 (Spring 2018 Offering)
4.27*	Amendment to $440,000 convertible notes that matures July 20, 2019
10.1†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.2†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.3†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.4†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.5†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement