Form 10-Q
period 2018-06-30
BIOLARGO, INC.
filed 2018-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2018 was 130,545,731 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND JUNE 30, 2018

	DECEMBER 31, 2017	JUNE 30, 2018 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$990,457	$651,061
Accounts receivable, net of allowance of $2,500 and $3,500, at December 31, 2017 and June 30, 2018	94,413	89,977
Inventories	53,973	25,639
Prepaid expenses and other current assets	20,000	56,625
Total current assets	1,158,843	823,302

Leasehold improvements and equipment, net of depreciation	108,865	122,362
Other non-current assets	32,530	35,213
Deferred offering cost	195,182	186,731
Total assets	$1,495,420	$1,167,608

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$224,105	$254,657
Convertible notes payable	5,248,847	782,214
Discount on convertible notes payable, net of amortization	(1,257,182)	(93,382)
Total current liabilities	4,215,770	943,489

Long-term liabilities:
Line of credit	—	390,000
Convertible notes and note payable	1,539,271	872,500
Discount on convertible notes and note payable and line of credit, net of amortization	(850,000)	(393,930)
Total liabilities	4,905,041	1,812,059

COMMITMENTS, CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at December 31, 2017 and June 30, 2018	—	—
Common stock, $.00067 Par value, 200,000,000 and 400,000,000 shares authorized, 104,164,465 and 128,359,007 shares issued, at December 31, 2017 and June 30, 2018	69,871	86,150
Additional paid-in capital	97,093,144	106,167,819
Accumulated deficit	(101,204,846)	(107,329,788)
Accumulated other comprehensive loss	(62,489)	(61,356)
Total Biolargo, Inc. and Subsidiaries stockholders’ equity (deficit)	(4,104,320)	(1,137,175)
Non-controlling interest (Note 9)	694,699	492,724
Total stockholders’ equity (deficit)	(3,409,621)	(644,451)
Total liabilities and stockholders’ equity (deficit)	$1,495,420	$1,167,608

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2018

(UNAUDITED)

	THREE-MONTHS		SIX-MONTHS
	JUNE 30, 2017	JUNE 30, 2018	JUNE 30, 2017	JUNE 30, 2018

Revenues
Product revenue	$99,978	$315,553	$145,995	$539,950
Service revenue	—	11,185	—	49,817
Total revenue	99,978	326,738	145,995	589,767

Cost of revenue
Cost of goods sold	(73,399)	(194,000)	(95,929)	(328,464)
Cost of service	—	(6,912)	—	(35,640)
Gross profit	26,579	125,826	50,066	225,663

Selling, general and administrative expenses	1,162,018	1,316,605	2,217,073	2,486,218
Research and development	324,280	425,576	715,616	947,306
Amortization and depreciation	6,515	12,536	14,439	22,859
Operating loss:	(1,466,234)	(1,628,891)	(2,897,062)	(3,230,720)

Other (expense) income:
Interest expense	(1,119,273)	(1,728,799)	(2,072,829)	(2,561,207)
Debt conversion expense	—	(275,534)	—	(275,534)
Grant income	11,361	33,314	70,149	37,983
Total other expense:	(1,107,912)	(1,971,019)	(2,002,680)	(2,798,758)

Net loss	(2,574,146)	(3,599,910)	(4,899,742)	(6,029,478)

Net loss attributable to noncontrolling interest	(173,911)	(95,331)	(237,167)	(201,975)
Net loss attributable to common shareholders	$(2,400,235)	$(3,504,579)	$(4,662,575)	$(5,827,503)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding:	97,770,161	118,748,451	94,718,273	111,760,954

Comprehensive loss:
Net loss	$(2,574,146)	$(3,599,910)	$(4,899,742)	$(6,029,478)
Foreign currency translation	32,150	13,325	(15,986)	1,133

Comprehensive loss	(2,541,966)	(3,586,585)	(4,915,728)	(6,028,345)
Comprehensive loss attributable to noncontrolling interest	(173,911)	(95,331)	(237,167)	(201,975)

Comprehensive loss attributable to common stockholders	$(2,368,085)	$(3,491,254)	$(4,678,561)	$(5,826,370)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2017	104,164,465	$69,871	$97,093,144	$(101,204,846)	$(62,489)	$694,699	$(3,409,621)
Conversion of principal due on notes	19,298,723	12,939	6,215,280	—	—	—	6,228,219
Issuance of common stock for services	1,448,257	976	445,512	—	—	—	446,488
Issuance of common stock for interest	1,919,806	1,341	492,486	—	—	—	493,827
Financing fee in stock	252,385	168	84,905	—	—	—	85,073
Sale of stock for cash	1,275,371	855	379,948	—	—	—	380,803
Warrant exercise price reduction for cash	—	—	148,853	—	—	—	148,853
Stock option compensation expense	—	—	696,001	—	—	—	696,001
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	314,251	—	—	—	314,251
Deemed dividend	—	—	297,439	(297,439)	—	—	—
Net loss	—	—	—	(5,827,503)	—	(201,975)	(6,029,478)
Foreign currency translation	—	—	—	—	1,133	—	1,133
Balance, June 30, 2018	128,359,007	$86,150	$106,167,819	$(107,329,788)	$(61,356)	$492,724	$(644,451)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2018

(UNAUDITED)

	JUNE 30, 2017	JUNE 30, 2018
Cash flows from operating activities
Net loss	$(4,899,742)	$(6,029,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	515,959	696,001
Common stock issued for interest and fees for services from consultants	504,263	930,315
Interest expense related to amortization of the discount on convertible notes payable	1,723,396	2,019,193
Debt conversion expense	—	275,534
Deferred offering cost expense	—	8,451
Bad debt expense	15,000	1,000
Depreciation and amortization expense	14,439	22,859
Changes in assets and liabilities:
Accounts receivable	(25,111)	3,436
Inventory	(2,461)	28,334
Prepaid expenses and other current assets	(8,706)	(39,308)
Accounts payable and accrued expenses	144,335	30,552
Officer bonus	(80,000)	—
Deposit	50,000	—
Net cash used in operating activities	$(2,048,628)	$(2,053,111)

Cash flows from investing activities
Leasehold improvements	$—	$(26,356)
Net cash used in investing activities	$—	$(26,356)

Cash flows from financing activities
Proceeds from line of credit	$250,000	$390,000
Proceeds from convertible notes	225,000	462,500
Proceeds from conversion inducement	—	356,781
Proceeds from warrant exercise-price reduction	—	148,854
Proceeds from sale of stock to Lincoln Park Capital	—	380,803
Purchase of Clyra shares	(40,000)	—
Proceeds from exercise of warrants	153,000	—
Net cash provided by financing activities	$588,000	$1,738,938

Effect of foreign currency translation	(15,986)	1,113
Net change in cash and cash equivalents	$(1,476,614)	$(339,396)
Cash and cash equivalents at beginning of period	$1,910,153	$990,457
Cash and cash equivalents at end of period	$433,539	$651,061

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,487	$5,489
Income taxes	$5,350	$5,719
Non-cash investing and financing activities:
Fair value of common stock issued for financing commitments	$—	$85,073
Fair value of warrants issued in conjunction with convertible notes payable	$225,000	$314,251
Deemed dividend	$—	$297,439
Fair value of stock issued for equipment	$—	$10,000
Exercise of stock options	$1,677	$—
Conversion of notes into shares of common stock	$530,000	$5,595,904

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Description of Business

We are an innovation company driven by our mission to “make life better” by developing breakthrough platform technologies, nurturing and building businesses around the intellectual property, while providing capital and support along the journey from “cradle” to “maturity”. We currently have two segments generating operational revenue: (i) Odor-No-More, selling odor and volatile organic compound (“VOC”) control products and services, and (ii) BioLargo Engineering, Science & Technologies, LLC (“BLEST”), providing professional engineering services to third party clients as well as working on our product development projects. We have a research and development facility in Canada, and consolidate our financials with our partially owned subsidiary, Clyra Medical Technologies, Inc., a company focused on commercializing our technologies in the medical field (see Note 9).

Liquidity / Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2018 we had a net loss of $6,029,478, and used $2,053,111 cash in operations, and at June 30, 2018, had negative working capital of $120,187, current assets of $823,302, and an accumulated stockholders’ deficit of $107,329,788. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $651,061 at June 30, 2018. We had revenues of $589,767 in the six months ended June 30, 2018, which amount was not sufficient to fund our operations. We believe our current cash position is insufficient to maintain our current level of operations and research/development, and that we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We intend to continue to raise money through private securities offerings for the foreseeable future, and through our agreement with Lincoln Park (see Note 4).

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

In the opinion of management, the accompanying balance sheet and related statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Clyra. Management believes Clyra’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, because the Company owns 46.3% of its outstanding voting stock at June 30, 2018, and two members of BioLargo’s board of directors are two of three members of Clyra’s board of directors (see Note 9). All intercompany accounts and transactions have been eliminated.

Foreign Currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States. Our cash account balances are typically greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our financial institution.

Clyra Medical is not a wholly owned subsidiary. Our cash balance held in Clyra and BioLargo and other subsidiaries are reflected in the following table:

	December 31, 2017	June 30, 2018

Biolargo, Inc. and wholly owned subsidiaries	$461,914	$467,258
Clyra Medical Technologies, Inc.	528,543	183,803
Total	$990,457	$651,061

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2017 and June 30, 2018 was $2,500 and $3,500, respectively.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the six months ended June 30, 2017 and 2018, we had three and two customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	June 30, 2017	June 30, 2018
Customer A	17%	43%
Customer B	16%	15%
Customer C	14%	<10%

In addition, our customers include many of the largest solid waste handling companies in the United States. We generally do business with these companies through “national purchasing agreements” entered into with the company, and then sell our products and services to their local operations such as transfer stations and landfills. Although none of those individual locations arose to more than 10% of our consolidated revenues during the six months ended June 30, 2018, two of these national companies accounted for 37% of our total revenues.

We had five customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2017 and three customers at June 30, 2018 as follows:

	December 31, 2017	June 30, 2018
Customer A	12%	<10%
Customer B	19%	<10%
Customer C	12%	<10%
Customer D	10%	<10%
Customer E	10%	<10%
Customer F	<10%	13%
Customer G	<10%	12%
Customer H	<10%	10%

Inventory

Inventory is stated at the lower of cost and net realizable value using the average cost method. All inventory is related to our Odor-No-More business segment. Inventory consisted of:

	December 31, 2017	June 30, 2018
Raw material	$34,104	$23,515
Finished goods	19,869	2,124
Total	$53,973	$25,639

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based Payments

For stock and stock options issued to consultants and other non-employees for services, the Company measures and records an expense as of the earlier of the date at which either: a commitment for performance by the non-employee has been reached or the non-employee’s performance is complete. The equity instruments are measured at the current fair value, and for stock options, the instruments are measured at fair value using the Black Scholes option model.

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

Revenue Recognition

We adopted ASU 2014-09, “Revenue from Contracts with Customers”, Topic 606, on January 1, 2018. The guidance focuses on the core principle for revenue recognition.

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a purchase order whether in writing or verbal, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized over a period of time as services are performed and completed. BLEST’s contracts typically call for invoicing on a time and materials basis. To date, there have been no discounts or other financing terms for the contracts.

In the future, we may generate revenues from royalties or license fees from our intellectual property. In the event we do so, we anticipate a licensee would pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. Upon entering into a licensing agreement, we will determine the appropriate method of recognizing the royalty and license fees.

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

While the FASB has issued a proposed Accounting Standards Update, Not-for-Profit Entities - (Topic 958): “Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made”, there has been no guidance related to for profit entities such as BioLargo. In reviewing Topic 606, “Revenue from Contracts with Customers”, and its potential application to the Canadian government grants, the Management concluded that these grants do not meet the requirements for revenue recognition. Specifically, these grants typically provide reimbursement for research personnel working on the BioLargo technology. For some grants, funds are given directly to third parties for research on our technology and are not controlled by the Company. In this structure, the grants are not revenue, but rather a reimbursement.

Business Segment Information

In 2017, the Company operated with three business segments. In 2018, given the increased operations of the engineering division formed in late 2017, we determined that it should be considered our fourth business segment. This decision was based on the manner in which the chief operating decision maker now manages the engineering division, including resource allocation and performance assessment.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our four business segments include: (i) Odor-No-More, which is engaged in developing and selling odor and VOC control products and services; (ii) BLEST, which is provides professional engineering services; (iii) Clyra, which is engaged in developing medical products utilizing our technology, with an emphasis in the medical field and advanced wound care; and (iv) our corporate operations (labeled in the below table as “BioLargo/Other”), which includes certain functional roles that do not engage in revenue generating activities, such as general corporate and administrative functions, including finance, human resources, marketing, legal, and research and development.

The segment information for the three and six months ended June 30, 2017 and 2018, is as follows:

	Three months June 30,		Six months June 30,
	2017	2018	2017	2018
Revenues
Odor-No-More	$99,978	$315,553	$145,995	$539,950
BLEST	—	11,185	—	49,817
Consolidated revenue	$99,978	$326,738	$145,995	$589,767

Cost of goods/services
Odor-No-More	$(73,399)	$(194,000)	$(95,929)	$(328,464)
BLEST	—	(6,912)	—	(35,640)
Consolidated costs of goods/services	$(73,399)	$(200,912)	$(95,929)	$(364,104)

Net loss
Odor-No-More	$(100,000)	$(53,688)	$(275,000)	$(253,688)
BLEST	—	(70,339)	—	(116,726)
Clyra	(347,490)	(177,641)	(484,572)	(376,362)
BioLargo/Other	(2,126,656)	(3,298,242)	(4,140,170)	(5,282,702)
Consolidated net loss	$(2,574,146)	$(3,599,910)	$(4,899,742)	$(6,029,478)

The segment information as of December 31, 2017 and June 30, 2018, is as follows:

	December	June
	31, 2017	30, 2018
Assets, net
Odor-No-More	$210,725	$260,421
BLEST	—	131,558
Clyra	528,543	183,803
BioLargo/Other	726,152	591,826
Consolidated assets, net	$1,495,420	$1,167,608

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the six months ended June 30, 2017 and 2018, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Recent Accounting Pronouncements

In June 2018, The FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation (topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts and Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Management has not concluded its evaluation of the guidance. Its initial analysis is that it does not believe the new guidelines will substantially impact the company’s financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation – Stock Compensation (topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified, (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management has analyzed the new guideline and it has not substantially impacted its accounting for stock compensation awards upon adoption in the current period.

Note 3. Change in Derivative Liability Treatment

Biolargo adopted Accounting Standards Update (“ASU”) No. 2017-11 as of July 1, 2017. With this adoption, we eliminated the derivative liability, and the changes in the fair value of the derivative liability, related to negative covenants in multiple warrants issued that required a reduction of warrant exercise price under certain circumstances. The Company made a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2017, which adjusted the beginning balance in the accumulated deficit account by $663,560. The comparable unaudited prior year periods for the three and six months ended June 30, 2017 are being presented to reflect the adoption of this ASU for all interim periods in 2017.

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

From inception of the contract in August 2017 through June 30, 2018, we elected to sell Lincoln Park shares of our common stock for which we received $891,888, and issued Lincoln Park 2,431,751 shares, and 43,611 “additional commitment shares”. We recorded the stock sale in our equity statement and the additional shares issued as a fee for the transaction was offset against the shares issued.

During the six-months ended June 30, 2018, we elected to sell to Lincoln Park 1,256,751 shares of our common stock for which we received $380,803 in gross and net proceeds. As a result of these purchases, we issued Lincoln Park 18,260 “additional commitment” shares pursuant to the LPC Purchase Agreement.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2017 and June 30, 2018.

	December 31, 2017	June 30, 2018
Current liabilities
Convertible notes payable
One-year convertible notes, mature July 18, 2018 *	$280,000	$280,000
Convertible notes, mature June 1, 2018	4,468,847	—
Nine-month convertible note, matures September 18, 2018	500,000	447,975
Nine-month convertible note, matures October 16, 2018 *	—	54,239
Total convertible notes payable	$5,248,847	$782,214

Long-term liabilities:
Line of credit, matures September 1, 2019	$—	$390,000
Convertible notes payable
Convertible note, matures July 20, 2019	$440,000	$440,000
Convertible notes, mature June 17, 2019	283,571	—
Convertible notes, mature December 31, 2019	292,000	75,000
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	—	50,000
Convertible notes, mature June 20, 2020	523,700	125,000
Convertible notes, mature April 20, 2021		100,000
Convertible notes, mature June 15, 2021	—	82,500
Total convertible notes payable	$1,539,271	$872,500

Total	$6,788,118	$2,044,714

* Subsequent to June 30, 2018 these notes were converted to common stock (see Note 12 “Subsequent Events”).

See our Annual Report on Form 10-K for the year ended December 31, 2017, for a complete description of the debt obligations set forth in the above table.

Early Conversion of Unit Notes

Prior to their maturity dates, we issued 17,255,811 shares of our common stock in satisfaction of $4,626,238 of convertible promissory notes issued in our “unit” offerings at varying conversion prices, maturing on the following dates:

Debt converted to stock
Current liabilities
Convertible notes, mature June 1, 2018	$3,646,967
Long-term liabilities
Convertible notes, mature June 17, 2019	283,571
Convertible notes, mature December 31, 2019	217,000
Convertible notes, mature June 20, 2020	478,700
Total debt converted May 2018	$4,626,238

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

These conversions were voluntary on the part of the noteholders and prior to the various maturity dates on notes that were issued in prior “unit” offerings conducted by the Company (2015 Unit Offering, Winter 2016 Unit Offering, and Summer 2017 Unit Offering). We offered these noteholders incentives to convert their notes early.  Noteholders with conversion prices of $0.25 and $0.30 were offered incentive shares equal to one and one-half times the number of shares issuable for the payment of interest that would accrue from the last interest payment date of March 20, 2018, through the maturity of the note, at a fixed price of $0.25 per share (for example, a note that would have yielded $1,000 in interest, would receive 1,000 times 1.5 divided by 0.25 equals 6,000 incentive shares). We offered holders of notes with conversion prices higher than $0.30 the ability to reduce their conversion price to $0.30 by paying additional funds equal to six or twenty percent of their original investment (6% for notes with original conversion prices of $0.35, and 20% for notes with original conversion prices of $0.55 and $0.57). The additional funds did not increase the amount of the note payable, nor did the reduced conversion price affect the number of shares purchasable under the warrant issued with their “unit” investment. Holders of 40 notes elected to pay an aggregate $356,781 to reduce the conversion prices of their notes to $0.30. As a result of the reduction in conversion prices, an additional 2,749,197 shares were issuable pursuant to the notes upon conversion. The fair value of these additional shares was $632,315.  Additional interest expense of $275,534 is recorded as part of the debt conversion and is the amount by which the fair value of the additional shares exceeded the cash received by the Company. Holders of 41 notes with original conversion prices of $0.30 and $0.25 elected to convert early and received 966,318 additional “incentive shares” for their agreement to do so.

Conversion of Unit Notes

On June 1, 2018, we (BioLargo, Inc., the “Company”) elected to convert the $821,880 outstanding promissory notes remaining in our 2015 Unit Offering on their June 1, 2018 maturity date into 2,488,819 shares of our common stock. Of the shares issued, 2,411,004 were issued in satisfaction of principal amounts due on notes with conversion prices of $0.25, $0.35, and $0.55, and 77,815 were issued in satisfaction of $19,725 of accrued and unpaid interest.

Convertible Note, matures September 18, 2018 (Vista Capital)

On December 18, 2017, we received $500,000 pursuant to a securities purchase agreement (the “Vista Purchase Agreement”) and a registration rights agreement (the “Vista RRA”) with Vista Capital Investments, LLC (“Vista Capital”), and issued a Note (the “Vista Note”) in the aggregate principal amount of $500,000 at 5% annual interest, which was originally convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions, set forth in the Vista Purchase Agreement and Vista Note. The Vista Note matures on September 18, 2018. The Company reserved 1,269,036 shares of common stock for issuance upon conversion of the Vista Note.

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

Vista Capital represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended). The Vista Note, Vista Purchase Agreement, and Vista RRA contain customary representations, warranties, agreements and conditions including indemnification rights and obligations of the parties. The Vista Note contains a price protection provision such that if we issue a security with any term more favorable to the holder of such security that was not similarly provided in the Vista Note, then we shall notify Vista Capital of such additional or more favorable term and such term, at its option, shall become a part of the Vista Note. As a result of our sale of common stock at $0.25, the conversion price of the Vista Note was reduced from $0.394 to $0.25.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2018, Vista Capital elected to convert $52,025 of the outstanding principal balance of the Vista Note and we issued 208,100 shares, plus shares for interest that had accrued through the date of conversion. As of June 30, 2018, the outstanding balance on the Vista Note is $447,975.

FirstFire Investment (was scheduled to mature October 16, 2018)

On January 16, 2018, we entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) and a registration rights agreement (the “FirstFire RRA”) with FirstFire Global Opportunity Fund, LLC (“FirstFire”), and issued a convertible promissory note (the “FirstFire Note”) in the aggregate principal amount of $150,000 at 5% annual interest, which is convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions set forth in the FirstFire Purchase Agreement and FirstFire Note. FirstFire may convert the FirstFire Note at any time. The FirstFire Note was scheduled to mature on October 16, 2018. In June 2018, FirstFire elected to convert $95,761 of the outstanding principal balance of the FirstFire Note and we issued 383,047 shares. As of June 30, 2018, the FirstFire Note outstanding balance is $54,239. Subsequent to June 30, 2018, FirstFire elected to convert the remaining amount due on its note (see Note 12).

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

FirstFire represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended). The FirstFire Note, FirstFire Purchase Agreement, and the FirstFire RRA contain customary representations, warranties, agreements and conditions including indemnification rights and obligations of the parties. The FirstFire Note contains a price protection provision such that if we issue a security with any term more favorable to the holder of such security that was not similarly provided in the FirstFire Note, then the Company shall notify FirstFire of such additional or more favorable term and such term, at its option, shall become a part of the FirstFire Note. As a result of our sale of common stock at $0.25, the conversion price of the FirstFire Note was reduced from $0.394 to $0.25.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Through December 31, 2017, we had received $523,700 in investments in the Summer 2017 Unit Offering, from ten accredited investors, all pursuant to Pricing Supplement No. 1. No investments were received pursuant to a second pricing supplement issued on December 11, 2017, setting the unit price at $0.394 per share. On February 22, 2018, we issued Pricing Supplement No. 3, setting the Unit price to $0.30 and the warrant exercise price at $0.48. Prior to the offering’s termination on March 26, 2018, we received $80,000 in investments from two accredited investors pursuant to this third pricing supplement.

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

Convertible Note, matures April 20, 2021 (Spring 2018 Unit Offering)

On March 26, 2018, we commenced a private securities offering (titled the “Spring 2018 Unit Offering”) which offered the sale of $1,500,000 of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1 setting the initial unit/conversion price at $0.30 per share, and the initial warrant exercise price at $0.48 per share. The promissory notes issued to investors mature April 20, 2021, and incurs interest at the rate of 12% per annum on the amount invested. Interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor will receive a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note). (See Note 7.)

Through March 31, 2018, we had received one investment for $100,000, and issued a warrant to purchase 333,333 shares. This investment was received from an entity owned/controlled by a member of our board of directors. We did not receive any investments in this offering during the three months ended June 30, 2018.

Convertible Note, matures June 15, 2021 (OID Note)

On June 15, 2018, we received $75,000 and we issued a convertible promissory note (titled the “OID Note”) for 100% of the funds received, or $82,500. The convertible promissory note is convertible into shares of the company’s common stock at a conversion price of $0.30 per share. The original issuance discount totaled $7,500, recorded as a discount on convertible notes on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the note. The convertible promissory note matures June 15, 2021 and incurs interest at the rate of 15% per annum on the OID Note. Interest due will be paid quarterly in arrears in shares of common stock, paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The OID Note is convertible by the investor at any time, and convertible by the Company (i) at maturity, (ii) in the event the Company’s stock price closes at two times the conversion price for 20 consecutive days, provided that either the shares underlying the convertible note are registered with the SEC, or more than six months has elapsed since the date of the investment.

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

Stock Options

During the six months ended June 30, 2017 and 2018, we recorded an aggregate $515,959 and $696,001, respectively, in selling general and administrative expense related to the issuance of stock options.

2018 Equity Incentive Plan

On June 22, 2018, the BioLargo, Inc. 2018 Equity Incentive Plan (“2018 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is forty million shares. The number of shares available under the 2018 Plan can increase up to 5% each year at the discretion of the board.

On June 29, 2018, we issued options to purchase 296,976 shares of our common stock at an exercise price of $0.43 per share to members of our board of directors for services, to employees in lieu of salary, and to consultants for services, pursuant to the 2018 Plan. The fair value of these options totaled $127,700 and is recorded as selling, general and administrative expenses.

Activity for our stock options under the 2018 Plan for the six months ended June 30, 2018 is as follows:

As of June 30, 2018:	Options Outstanding	Exercise Price per share	Weighted Average Price per share
Inception, June 22, 2018
Granted	296,976	$0.43	$0.43
Expired	—	—	—
Balance, June 30, 2018	296,976	$0.43	$0.43

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

On February 10, 2017, we extended the engagement agreement with our Chief Financial Officer, retroactive to October 1, 2016. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000. During the six months ended June 30, 2017, we recorded $155,250 as selling, general and administrative expense on our statement of operations. The remaining fair value balance vested monthly through September 30, 2017.

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2017 and 2018 is as follows:

					Weighted
					Average
As of June 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	9,916,586	$0.23	–	1.89	$0.44
Granted	340,000	0.39	–	0.69	0.65
Expired	—		—		—
Balance, June 30, 2017	10,256,586	$0.23	–	1.89	$0.44

					Weighted Average
As of June 30, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Granted	—		—		—
Expired	(70,000)	1.45	–	1.89	1.79
Balance, June 30, 2018	9,761,586	$0.23	–	1.65	$0.43

Options issued Outside of the 2007 Equity Incentive Plan

During the six-months ended June 30, 2018, we issued options to purchase 1,008,268 shares of our common stock at exercise prices ranging between $0.23 – $0.43 per share to vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $260,671 and is recorded as selling, general and administrative expenses.

During the six-months ended June 30, 2017, we issued options to purchase 820,879 shares of our common stock at exercise prices ranging between $0.43 – $0.67 per share to vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $277,074 and is recorded as selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 2, 2017, pursuant to his employment agreement, we granted to Mr. Calvert, an option (the “Option”) to purchase 3,731,322 shares of the Company’s common stock. The Option shall be a non-qualified stock option, exercisable at $0.45 per share, which represents the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments on the anniversary of the agreement for five years. Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,095 and will be amortized monthly through May 2, 2022. During the six months ended June 30, 2017, we recorded $27,985 and during the six months ended June 30, 2018 we recorded $167,910 of selling, general and administrative expense.

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

Activity of our stock options issued outside of the 2007 Equity Incentive Plan for the six months ended June 30, 2017 and 2018 is as follows:

					Weighted
					Average
As of June 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.43
Granted	4,552,201	0.43	–	0.67	0.47
Expired	3,866,629		0.18		0.18
Exercised	(3,866,630)		0.18		0.18
Balance, June 30, 2017	16,967,708	$0.18	–	1.00	$0.41

					Weighted
					Average
As of June 30, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	1,008,268	0.23	–	0.43	0.26
Expired	(2,400,000)		0.99		0.99
Balance, June 30, 2018	18,626,676	$0.25	–	1.00	$0.45

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For employees, we recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30:

	2017						2018
	Non Plan			2007 Plan			Non Plan			2018 Plan
Risk free interest rate	2.29	-	2.40%	2.31	-	2.40%	2.43	–	2.91%	2.91%
Expected volatility	578	-	601%	578	-	601%	548	–	563%	548%
Expected dividend yield		—			—			—		—
Forfeiture rate		—			—			—		—
Expected life in years		7			7			7		7

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

Note 7. Warrants

Reduction of Warrant Exercise Price

During the three months ended June 30, 2018, certain holders of outstanding warrants to purchase common stock received in prior unit offerings paid us cash in exchange for a reduction of the exercise price in their warrant(s).  In the aggregate, we received $148,854 from holders of 37 warrants which allow for the purchase of an aggregate 4,326,358 shares of our common stock. Exercise prices of these warrants were reduced to $0.30. Management determined that the appropriate accounting treatment for the reduction in the exercise price of the warrants was a capital transaction rather than a contract modification treatment analogous to changes in stock option contracts. As such, the fair market value was equal to the cash received, $148,854.

Warrants Issued Concurrently with Spring 2018 Unit Offering

During the three months ended March 31, 2018, pursuant to the terms of our Spring 2018 Unit Offering (see Note 5), we issued a warrant to purchase up to 333,333 shares of our common stock at an exercise price of $0.48 per share to the investor in the Spring 2018 Offering. The warrant expires April 20, 2023. The relative fair value of the warrant resulted in $49,306 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

The Company may “call” the warrants issued in the Spring 2018 Offering, requiring the holder to exercise their warrant within 30 days or forever lose the rights to do so, if the following conditions have been met: (i) the shares of common stock underlying the warrants are registered with the SEC and (ii) the Company’s common stock closes for 10 consecutive trading days at or above two times the exercise price.

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

On February 22, 2018, we sold shares of our common stock at $0.25 per share (see Note 4). Since these securities were sold at less that the then previously adjusted $0.394 warrant exercise price, the exercise price of the warrants were decreased from $0.394 to $0.25 per share, and the number of shares issuable pursuant to the warrants increased by an aggregate 1,198,784 shares. The fair value of the warrants issued totaled $297,439 and is recorded as a deemed dividend in our equity statement for the six months ended June 30, 2018.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
As of June 30, 2017
Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	990,727	$0.42	–	0.70
Exercised	(510,000)		$0.30
Outstanding as of June 30, 2017	20,515,841	$0.125	–	1.00

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2018
Outstanding as of December 31, 2017	22,104,817	$0.125	–	1.00
Issued	2,611,513	$0.25	–	0.48
Exercised	—		—
Expired	(2,683,400)		$0.40
Outstanding as of June 30, 2018	22,032,930	$0.125	–	1.00

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the six months ended June 30:

	2017			2018
Risk free interest rate	1.83	–	1.93%		2.54%
Expected volatility	293	–	297%		252%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years		5		5	-	10

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December	June
	31, 2017	30, 2018
Accounts payable and accrued expenses	$88,381	$149,338
Accrued interest	50,748	72,926
Accrued payroll	84,976	32,393
Total accounts payable and accrued expenses	$224,105	$254,657

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 31, 2018, we issued 323,030 shares of our common stock at $0.26 per share in lieu of $83,665 of accrued and unpaid obligations to two of our officers. The price-per-share was based on the closing price of our common stock on the last day of the month.

On June 29, 2018, we issued 176,947 shares of our common stock at $0.43 per share in lieu of $75,968 of accrued and unpaid obligations to two of our officers. The price-per-share was based on the closing price of our common stock on the last day of the month.

Payment of Consultant Fees

During the six months ended June 30, 2018, we issued 948,280 shares of our common stock, at prices ranging between $0.23 - $0.41 per share, in lieu of $246,966 of accrued and unpaid obligations to consultants.

During the six months ended June 30, 2017, we issued 307,829 shares of our common stock, at prices ranging between $0.43 - $0.52, in lieu of $493,827 of accrued and unpaid obligations to consultants.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Payment of Accrued Interest

During the six months ended June 30, 2018, we issued 1,919,806 shares of our common stock, at prices ranging between $0.31 – 0.42 per share, in lieu of accrued interest totaling $493,783.

During the six months ended June 30, 2017, we issued 683,875 shares of our common stock, at prices ranging between, $0.41 – $0.70 per share, in lieu of accrued interest totaling $337,246.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 9. Noncontrolling Interest

Clyra Medical Technologies

Our subsidiary Clyra Medical Technologies, Inc. (“Clyra”) was formed to develop and sell medical products containing our technology,. Although we initially owned 100% of this subsidiary, we have issued shares to management and to investors. As of June 30, 2018, we own 46.3% of Clyra’s outstanding shares. Clyra’s three-member board of directors includes BioLargo president Dennis P. Calvert, BioLargo board member (and also an owner of Clyra’s Series A preferred shares) Jack B. Strommen, and Clyra’s president.

Clyra’s Series A preferred shares (“Preferred Shares”) accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of June 30, 2018 is $150,000.

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

In August 2017, Clyra commenced a private offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. On August 4, 2017, Clyra issued 1,690 shares of its common stock at $160 per share to Sanatio in exchange for payment of the $270,400 principal and interest outstanding under the line of credit held by Sanatio (see above). Subsequent to the issuance of shares to investors in the offering, and to Sanatio for the conversion of the line of credit, BioLargo owned 15,297.5 shares of Clyra common stock, which is 46.3% of the outstanding stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) comprise a majority of the three-member Clyra board of directors. Management has determined that BioLargo does control Clyra after reviewing the guidance of ASC Topic 810, “Consolidation”. While BioLargo does not have voting interest control through 50% ownership of Clyra, it does exercise control under the Variable Interest Model. BioLargo is the primary beneficiary since it has the power to direct Clyra’s activities that most significantly impact Clyra’s performance and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra. BioLargo has consolidated Clyra’s operations through June 30, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Biolargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with seven scientists and engineers. These agreements and related operational obligations add approximately $100,000 to our monthly budget for payroll, taxes, benefits, insurance, and other related obligations. The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2,000,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by a committee of the company (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. It is still too early to make a determination as to whether BLEST will meet some of the performance criteria. Through June 30, 2018 and as of the end of 2017, BLEST has not met any of the criteria and therefore no portion of the Class B Units and stock options have been earned or vested.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Calvert Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Calvert Employment Agreement provides that Mr. Calvert’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Calvert Employment Agreement means physical or mental incapacity or illness rendering Mr. Calvert unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Calvert has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or pled guilty or nolo contendere in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Calvert’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one-half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one-half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

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

Conversion of Debt Obligations

One-year convertible notes, mature July 18, 2018

On July 2, 2018, the holders of two one-year notes in the aggregate principal amount of $280,000, which were due to mature on July 18, 2018, tendered an offer to the Company to convert 100% of the balance due on the outstanding notes into shares of our common stock in lieu of receiving cash. We accepted the offer and agreed to convert the principal balance of $280,000 and $8,400 outstanding interest into an aggregate 1,153,600 shares of our common stock, at $0.25 per share. The notes were issued July 18, 2017, and originally provided for a conversion price of $0.42 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine-month convertible note, matures October 16, 2018

On July 16, 2018, the holder of a nine-month note with an original principal amount of $150,000 maturing October 16, 2018 submitted a notice to convert the remaining principal due on the note of $54,239. We issued an aggregate 217,960 shares at $0.25 per share, consisting of 216,950 shares for payment of principal, and 1,010 for payment of accrued interest. As of the date of this Report, this note is paid in full.

Subsequent to these conversions our outstanding debt obligations are as follows:

	June 30, 2018	August 14, 2018
Current liabilities
Convertible notes payable
One-year convertible notes, mature July 18, 2018 *	$280,000	$—
Convertible notes, mature June 1, 2018	—	—
Nine-month convertible note, matures September 18, 2018	447,975	447,975
Nine-month convertible note, matures October 16, 2018 *	54,239	—
Total convertible notes payable	$782,214	$447,975

Long-term liabilities:
Line of credit, matures September 1, 2019	$390,000	$390,000
Convertible notes payable
Convertible note, matures July 20, 2019	440,000	440,000
Convertible notes, mature December 31, 2019	75,000	75,000
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	50,000	50,000
Convertible notes, mature June 20, 2020	125,000	125,000
Convertible notes, mature April 20, 2021	100,000	100,000
Convertible notes, mature June 15, 2021	82,500	82,500
Total convertible notes payable	$872,500	$872,500

Total	$2,044,714	$1,710,475

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2018, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our Business- A Sustainable Technology Incubator

BioLargo, Inc. is an innovation company driven by our mission is to “make life better” by developing breakthrough platform technologies, nurturing and building businesses around the intellectual property, while providing capital and support along the journey from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.  We seek to unlock the value of our portfolio of underlying technologies to both advance our purposeful mission while we create value for our stockholders.

Our first significant commercial success is currently unfolding for our CupriDyne Clean odor and volatile organic compound (“VOC”) control products, sold through our subsidiary, Odor No More, Inc. Sales are increasing as we focus on serving the solid waste handling and wastewater treatment industries. We are gearing up for rapid growth as the product is experiencing more widespread market adoption.

Our second commercial operation provides professional engineering services, through our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”). Through BLEST, we provide a menu of professional engineering and consulting services to compliment and nurture our technologies as well as serve clients on a fee-for-service basis.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our Advanced Oxidation System (“AOS”), that we target to have commercially ready in 2019, and our medical products, which will be ready for commercialization as soon as we pass Food and Drug Administration (“FDA”) clearance.

We believe our current success with our industrial odor and VOC control products serves to validate our overall business strategy which is focused on technology-based products and services capable of disrupting the status quo in their applicable industry market segment.  We believe that the future of our medical and clean water technologies has similar and also very large market opportunities ahead as they are introduced commercially.

Industrial Odor and VOC Control – CupriDyne Clean

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number one performing odor-control product in the market, and we offer substantial savings to our customers when they use our product and services.

Market Opportunity Validated

Revenues from sales of our CupriDyne Clean products continue to expand. We are now selling product to four of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry.

Many of our customers have adopted CupriDyne Clean as a replacement for a non-performing competitive product. We are realizing systematic adoption by our very large corporate customers. Our experience has helped refine our value proposition and assemble a comprehensive menu of products and services. Our success in this market has validated the market opportunity for our products and services and encourages us to continue investing in infrastructure and sales and marketing to increase revenues in these very large markets. We estimate there are approximately 2,000 active landfills1 and 8,000 transfer stations2 in the United States and 15,000 waste water treatment agencies3. While all may not have ongoing odor problems or neighbor complaints, many of the facilities have needed for a disruptive odor solution like CupriDyne Clean.

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

3 1“Failure to Act, The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure” (2011), by American Society of Civil Engineers and Economic Development Research Group.

Figure includes treatment facilities owned and operated by municipalities, as well as those owned and/or operated by private entities contracting with municipalities.

Turn-key Full-service Solutions

At the request of our clients, we have begun offering a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our product in the field (such as misting systems at landfills, transfer stations, and wastewater treatment facilities). We have recently begun providing engineering design, construction and installation services related to the various water-based delivery systems used to deploy our products. Our engineering team at BLEST has been instrumental in supporting these operations. We have applied for licensure from the California Contractors State License Board (“CSLB”). We currently have more than 30 “design build” bids out to clients for CupriDyne Clean delivery systems.

We have recently hired two employees that hold licenses from the California Contractors State License Board (“CSLB”) and are in the process of transferring these licenses to our Odor-No-More subsidiary. Upon completion we will hold a General Contractors license, a Plumbing Contractors license and a Low Voltage Electrical Contractors license. We plan to test for and secure a High Voltage Electrical Contractors license in the near term. These licenses will allow us to offer a full-service solution to our current and future customers within the state of California.

Regional Adoption

Sales of our CupriDyne Clean products and related services were initially made at the local level. We would demonstrate our product to the manager of operations at a particular transfer station or landfill, and he or she would ultimately decide whether to use our products. If owned by a national company, in some instances we have been required to obtain official “vendor” status with the company and sign a “national purchasing agreement”. Doing so required a tremendous amount of effort and time. Some of these accounts are now introducing us to their regional managers who have the ability to direct the facilities in their region to use our product. In the second quarter of 2018, we received direction from one such regional manager to begin servicing all the locations within his region. We are in advanced discussions with six additional area managers for the same client and anticipate we will begin servicing these additional regions prior to the end of the year.

We believe that “regional adoption” is a scalable approach for the larger solid waste handling companies that, with sufficient resources, we can implement nationwide. Based on our experience that trend will continue and we need to invest in more personnel to meet these expanding and very large market opportunities.

Wastewater Treatment Facilities

We have begun selling products and services to wastewater treatment facilities in our local markets.  Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas.  As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the waste water treatment industry at a national water quality conference hosted by the Water Environment Federation.  We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe significant capital and high levels of service will be required for our ultimate success.  We are highly encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market.

Infrastructure and Capital Needs for Odor-No-More

We recognize the scope of the opportunity for CupriDyne Clean and related services, and understand the task of building the personnel and infrastructure to become a disruptive company in the solid waste industry. In the United States, we currently operate out of two locations – Southern California, and Tennessee. We expect to expand our manufacturing and staffing in our Tennessee operation as we achieve critical mass in that region. In the meantime, as a result of the rapid adoption we are experiencing in our local Southern California market, we are focused on adding staff and infrastructure to meet the obvious need for our products and services. Since January 1, 2018, we have added five people in both sales and support roles.

We believe that a significant number of personnel will be required to fully service the solid waste handling and wastewater treatment industries. We plan to expand as adequate capital to fund these needs becomes available.

Full Service Environmental Engineering

In September 2017 we formed a subsidiary for the purpose of offering full service environmental engineering to third parties, and to provide engineering support services to our internal teams to accelerate the commercialization of our AOS technologies. Its website is found at www.BioLargoEngineering.com.

The subsidiary, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), opened its office in Oak Ridge (a suburb  of Knoxville Tennessee), and entered into employment agreements with seven scientists and engineers who collectively have over two hundred years of experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm.  The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, marine engineering, AutoCAD, bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

Our engineering team has focused its efforts in two areas. First, servicing third party clients in similar roles as to what they did at CB&I and Shaw, and throughout their well-established careers. Second, they are working to scale-up, engineer and commercialize our AOS water treatment technologies, as well as support other technology and product development efforts within the BioLargo family of companies, including our industrial odor control solutions (CupriDyne Clean). By way of example, the team has recently engineered and designed a portable misting system requested by a large waste handling company. BLEST will also pursue new inventions and be available to provide engineering support where needed for any commercial opportunities that are presented by and through any and all operating units of BioLargo.

Business Development at BLEST

The selling cycle for BLEST to new outside clients can be anywhere from a few months up to nine months or longer. The nature of their work with outside clients is highly constrained by relationships, reputation, budgeting, bidding and client timing. In light of the long selling cycle that is prevalent in this industry, we are highly encouraged by the most recent developments that have taken months to mature and now appear to be well in process to begin generating financial results. A few noteworthy examples are:

During the first quarter of 2018, BLEST secured a new relationship and was retained to serve as “Owner’s Engineer” for a proposed $687 million integrated biofuels production project to be built on the east coast. The proposed facility would convert hundreds of tons per day of municipal solid wastes and plastics into high-grade fuels and paraffin waxes, while diverting hundreds of thousands of tons of waste from landfills per year. Our team’s initial role in this project is to provide the project’s ownership team with consulting engineering support as the project becomes finalized. BLEST is now under contract to be paid for approximately $195,000 of engineering services rendered for the pre-project phase. We expect our role to expand once the client acquires a final piece of real property necessary for the project and additional funding. Assuming it moves ahead, we anticipate that the scope of our services will significantly expand to an important multi-year role in the project’s overall engineering management. We believe this project will require rapid and detailed response and require that we increase of our Oak Ridge staff to fully meet the demands of the project.

BLEST has recently secured a time and materials contract to perform a compliance review of a leading natural gas utility in Tennessee’s operating, maintenance, and emergency response activities, and to ensure the overall integrity of the facilities review relating to new rules established by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PMMSA) regulation pertaining to the use of natural underground storage of national gas. The BLEST effort will involve preparing a program implementation plan, conducting a risk assessment, and preparing operational and maintenance procedures to prevent and mitigate facility natural gas leaks and failures caused by corrosion, chemical damage, mechanical damage, or other material deficiencies in piping, tubing, casing, valves, and associated facilities. The work is estimated not to exceed $35,000.

BLEST has recently been notified that as a result of its recent audit work on to assist a leading healthcare products company in transitioning to the 2015 revision of the ISO 14001 standard for environmental management systems (EMS) it is being awarded another small project from the client. The new time and materials project involves preparing a detailed GAP analysis, and subsequently updating the client’s EMS procedures to reflect the significant changes to the new EMS standard which places new emphasis on upper management involvement, the life cycle of products and services, emergency preparedness and response, and sustainability. There is also a new focus on evaluating risks and opportunities and integrating this assessment into the EMS program.

BLEST recently began a time and materials contract of work estimated not to exceed $100,000 to plan and test to demonstrate that emissions from an energetic materials incinerator at a large U.S. military installation on the East coast are meeting EPA regulatory standards. An “energetic materials incinerator” allows the military to safely dispose propellants, explosives, and munitions that have aged beyond their shelf life. This facility must meet numerous emission standards including regulations that limit emissions of chemical compounds called “dioxins” and “furans”, which are tightly regulated chemicals in nearly every developed country.

BLEST has recently been notified that it is to receive a time and materials contract to provide regulatory analysis of the ongoing plant expansion for a chemical company based in the port areas west of Houston, Texas.

BLEST has expanded its services offering as a direct result of a recently acquired new equipment called a custom-fabricated Rotary Thermal Apparatus (“RTA”) which expands the capabilities of the company to outside clients and creates host of new business opportunities. The RTA has proven indispensable in providing data directly applicable to the design of thermal treatment systems (i.e. incinerators, thermal desorbers, catalytic oxidation units, etc.). The RTA can also prove useful in the development of various chemical production processes and optimization of process reactions. And last but not least, the RTA can be used by BLEST to conduct treatability studies (more on that below) on contaminated solids (i.e. soils, sludges, slurries) for its clients, providing design data to engineers to develop procedures, predict outcomes and control costs for remediation projects (including soil remediation). The RTA opens up an area of practice for BLEST that includes an entire subset of remediation technologies, including thermal oxidation, thermal desorption, thermal vitrification and thermally enhanced chemical fixation. We expect the acquisition of this equipment to result in new contracts that we otherwise would not be able to execute effectively.

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta that has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is a water treatment device in development that generates a series of highly oxidative species of iodine and other molecules that, because of the proprietary configuration and inner constituents of the AOS, allow the AOS to eliminate pathogenic organisms and organic contaminants with extreme efficacy while consuming very little electricity.

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro- chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

The AOS has the potential to allow reliable and cost-effective water treatment in numerous industries and applications where high-level disinfection or elimination of hard-to-treat organic contaminants is required. We are first targeting commercialization of the AOS in three key industries: 1) livestock processing wastewater treatment and reuse; 2) municipal wastewater tertiary treatment; 3) oil and gas process affected water treatment, remediation, and/or reuse. These industries were chosen as a result of extensive market research which highlighted them as areas where current water treatment technologies fall short of industry needs, and/or where the AOS has the potential to provide economic advantages over incumbent water treatment technologies.

Our AOS was the result of breakthroughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding of a multi-year industrial research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Based on recovering oil prices and our ongoing work in Canada, we recently reinitiated discussions with a number of stakeholders in the oil sands industry to support the completion of AOS development for oil and gas water treatment and to discuss the initiation of pre-commercial and commercial pilots for our AOS to help treat and remediate oil sands process-affected water (“OSPW”) found in tailings ponds in the Canadian oil sands, an application that currently has no good economically viable solution. We have recently applied for significant grant funding to re-initiate our work to help treat OSPW and other oil and gas wastewaters using the AOS, and we will be notified about the status of our funding application in the coming months.

Our work is continually progressing to support a number of commercial applications, with a key focus on wastewater treatment, food processing, agriculture, and oil and gas. We are also at the early stages of evaluating opportunities in in the storm drain recapture/recycling, and drinking water. Our AOS is an award-winning invention that is supported by science and engineering financial support and grants from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates and in the USA by the Metropolitan Water District and National Water Research Institute.

Recent AOS Milestones

The most important advances in AOS development in recent months have been 1) the planning and design of two confirmed pre-commercial field pilot projects, and 2) design and engineering advances and changes to the AOS in preparation for piloting and scale-up for industrial flow-rates and conditions. Two pre-commercial pilots have been confirmed and are planned to take place in Fall of 2018. The first is a pre-commercial pilot to treat poultry wastewater on-site at a poultry producer’s facility in Alberta, where the AOS will be assessed for its ability to eliminate bacteria and other contaminants from the wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. The pilot is intended to demonstrate the AOS’ ability to disinfect and decontaminate water at high flow-rates, allowing for recycling, reuse, and/or safe water discharge.  Moreover, continuous treatment and recycling of the processed water in this pilot project will allow for a comprehensive assessment of the long-term economic advantage (both operating and capital costs) and conservation benefits of the AOS for both energy and water, in comparison with conventional wastewater treatment technologies. Ultimately, we expect the results of this pilot to lay an important foundation for the technical and business case that convinces future customers to purchase the AOS. The second is a pre-commercial pilot where the AOS will be used on-site at a Californian brewery as a polishing step treatment regimen to eliminate bacteria and enable wastewater discharge in compliance with Californian regulatory standards. Again, this pilot will help establish not only the efficacy of the AOS in a field setting, but also the OPEX and CAPEX of the system which will be used in preparation of future pilots, trials, and sales of the AOS. These pilot projects represent an important step for our AOS technology, as well as for our company. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab ad nauseum. However, pilot projects for the AOS, as with any technology, are crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. As a reminder, we have many other pilots in evaluation to support this same cause.

Several advances and improvements to the AOS have also been made in recent months with the purpose of preparing the technology for pre-commercial piloting, commercial piloting, and subsequent mass production, as well as to prepare it for scale-up to allow industrial flow rates. These advancements have largely been proprietary physical improvements to the AOS, including the transitioning of the AOS to using inner substrates more amenable to mass-production and greater flow rates and pressures. Management believes it will continue to advance the scale-up to higher volume throughputs of water flow and enhances the AOS ability to be more compact and longer lasting in the field.  This work is not complete, but management believes it does represent a significant step forward to achieving high throughput quality results. Importantly, we have also designed and begun assembling our own proprietary water treatment train that will be used in pilots for the AOS and that will pave the way for complete wastewater treatment in industrial settings.

To support the planned pilots for the AOS, BioLargo Water has secured public funding from the Government of Canada, including a CA$235,000 grant from the Industrial Research Assistance Program (NRC-IRAP) to fund our first on-site pilot project in the Canadian poultry industry. We have also submitted and are currently submitting applications for a series of substantial government grants (totaling more than $4M USD) to fund all our development and piloting efforts in wastewater, food processing and oil and gas applications.

Our engineering team in Tennessee is actively preparing a process engineering package for the AOS system. Major components of the package will include: design basis, process flow diagrams, piping and instrumentation diagrams, process control strategy document and materials of construction specifications. This work is underway.

Advanced Wound Care - Clyra Medical

We formed Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines. Our initial product designs focus in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds. We are presently seeking approval for an advanced wound care product and have recently filed an application with the U.S. Food & Drug Administration (“FDA”) premarket notification of a medical device under Section 510(k) of the Food, Drug, and Cosmetic Act.

Our advanced wound care products combine broad-spectrum antimicrobial capabilities with iodine’s natural and well-understood metabolic pathway to promote healing. Our products are highly differentiated from existing antimicrobials in multiple ways - by the gentle nature in which they can perform, reduced product costs, extended antimicrobial activity, and biofilm efficacy. In addition, iodine has no known acquired microbial resistance, unlike many competing products. We believe the future markets for some of our product designs may also include infection control and wound therapy for chronic wounds. We also intend to pursue and study the use of our technology as a compliment to regenerative tissue therapy.

We have three patent applications pending for medical products, and are preparing additional applications. While these patent applications are pending, we intend to continue expanding patent coverage as we refine our medical products.

In late 2017, Clyra completed product development on its first design with its advanced wound care technology, and retained Emergo, a global leader in the medical device regulatory field, to prepare and submit to the U.S. Food & Drug Administration (“FDA”) premarket notification of a medical device under Section 510(k) of the Food, Drug, and Cosmetic Act. The 510(k) notification was submitted to the FDA’s Center for Devices and Radiological Health (“CDRH”). The submission was subsequently referred by the CDRH to the FDA Office of Combination Products (“OCP”), which has jurisdiction to classify a product as a drug, device, biological product, or combination product. We asked the OCP for a determination whether our product should be regulated as a medical device, drug, or combination product, and the OCP replied requesting significant additional information. The responses required to respond to the OCP requests for additional information would have required a substantial investment of time and money and as a consequence, we are not presently pursuing approval of this first product. Rather than proceed with premarket clearance for the product at this time, we chose to submit a second product for premarket notification under Section 510(k) in late June of 2018. While we remain confident that we will ultimately receive premarket clearance for this second product, we can make no assurance or prediction as to success of these efforts, and must wait patiently for the process with the FDA to conclude. The company has numerous medical device product designs that it intends to pursue as resources permit.

Clyra’s management is actively engaged in arranging for clinical work and is in discussions with a number of potential strategic partners. It also continues to actively work on the development of new products. It recently added Julian Bejarano, PhD to its executive team as an expert scientific researcher with more than 11 years of experience leading fundamental and applied research projects related to materials science and nanotechnology. In particular, Dr. Bejarano has six years of experience in projects related to biomaterials for regenerative medicine and multifunctional nanoparticles for controlled drug delivery. He holds a Materials Engineering degree and a Masters in Materials Engineering from the Universidad del Valle, Colombia. He also holds a PhD in Engineering Sciences with emphasis in Materials Science from the Universidad de Chile, Chile. Dr. Bejarano was a visiting researcher during his PhD studies at the Institute of Biomaterials at the University of Erlangen-Nuremberg, Germany. Following his doctorate studies, Dr. Bejarano was a postdoctoral fellow at the Advanced Center for Chronic Diseases in Chile for three years and Research Advisor for the Group of Polymer Engineering at the Universidad de Chile. Moreover, he has outstanding skills in project management, R&D, and innovation. His projects have been focused on the development and characterization of composites materials based on metals, polymers and ceramics, synthesis of multifunctional nanoparticles, encapsulation of therapeutic agents, and biological evaluation of materials. His findings in materials research have been published by prestigious international journals and he has presented at several international events related to biomaterials and materials science.

Community

We believe it is part and parcel to our mission to make life better by supporting various socially important causes and events, and believe that doing so is a great way to help share our vision and purpose behind BioLargo, as well as our technologies. In addition to our sponsorship of scholarships with the Environmental Research and Education Foundation (EREF.org) and the National Water Research Institute (NWRI), we are often invited to be presenters and have even enjoyed recognition as award winners at multiple industry-related conferences. These include recent events such as the Metropolitan Water District of Southern California's Agriculture and Industry Relations Committee meeting; Bluetech Week in San Diego sponsored by The Maritime Alliance; an international trade mission hosted by the Canadian Embassy and Consulate in Beijing and Guangzhou that was sponsored by NRC-IRAP (National Research Council of Canada). We are honored to be the title sponsor along with Metropolitan Water District of Southern California at Sustain OC's upcoming Water Solutions 2 conference held at UC Irvine's Applied Innovation Center in Irvine, California. We have also hosted a seminar at Fresno State to share with their community the latest developments of our AOS for the treatment of livestock processing water as well as the advances of CupriDyne Clean for livestock odor control. We are also honored to provide sponsorship support at the EREF Fall Classic Fund Raising Event to further their mission to fund and direct scientific research and educational initiatives for waste management practices to benefit industry participants and the communities they serve. We were honored guests at this year’s Clarke Prize Awards event sponsored by the National Water Research Institute. a highly prestigious event where NWRI honors the outstanding individual residing in the U.S. who has implemented exceptional water science research/and or policy development to solve real-world water challenges. We recently co-sponsored a Water Environment & Reuse Foundation ("WERF") onsite technical symposium where more than 80 technical leaders from around the United States joined together to discuss the current events and technical guidelines for water reuse, a growing trend in drought burdened and densely populated urban areas.

Results of Operations—Comparison of the three and six months ended June 30, 2017 and 2018

Revenue

Our revenue from product sales for the three and six months ended June 30, 2018 increased by 216% and 270%, respectively, compared with the three and six months ended June 30, 2017. Our $315,553 in revenues from product sales for the three months ended June 30, 2018 was a 41% increase in revenue over the prior three-month period. These increases are due to increased client adoption of our CupriDyne Clean Industrial Odor Control products and an increase in volume of sales of our Specimen Transport Solidifier pouches to the U.S. military.

Sales of our CupriDyne Clean products generated approximately 60% and 57% of our revenue from product sales in the three and six months ended June 30, 2018, which is a comparable percentage to our year ended December 31, 2017 results. The majority of these sales are to leading waste handling companies with whom we have “National Purchasing Agreements”. Our CupriDyne Clean sales revenue increased due to an increase in the volume of sales resulting from continued market penetration and ongoing marketing and sales efforts. We continue to receive extremely positive feedback from our customers about our service, our product’s effectiveness, and its cost savings. To meet this demand, we are continuing to hire sales and support staff. Given the continued expansion with our national accounts, we continue to expect higher sales volume for the remainder of 2018. We do not yet have enough history or sales volume to identify trends or uncertainties related to our CupriDyne Clean sales, although we are discovering that landfills and transfer stations in colder climates generally have less of a need for odor control products during winter months. We suspect that this fact will affect our product sales during colder months, although the extent of that effect is yet unknown and difficult to predict given the continued increase in market adoption we are experiencing.

Sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency generated approximately 40% and 43% of our revenue in the three and six months ended June 30, 2018. Sales of this product increased by approximately $114,000 and $200,000 for the three and six months ended June 30, 2018 compared to the same period for 2017. These sales were primarily through our distributor Downeast Logistics. The vast majority of sales of our Specimen Transport Solidifier pouches are made through a bid process in response to a request for bids to which any qualified government vendor can respond. Although the number of these bids was higher in the six months ended June 30, 2018 as compared with the same period in 2017, we do not know if this trend will continue, and cannot know in advance the frequency or size of such requests from the U.S. Government, or whether our bids will be successful. As such, we are uncertain as to our future revenues of this product through this system.

Our engineering segment generated approximately $11,000 in revenue for the three months ended June 30, 2018. As this division started in the fourth quarter of 2017, the six months ended June 30, 2017 does not provide a comparison. For the six months ended June 30, 2018, revenue totaled approximately $50,000. Our engineering division is working closely with our odor control division to submit proposals for the design, build and installation of misting odor control systems at client transfer station and landfills. As of the date of this Report, dozens of such proposals are outstanding. In addition to these proposals, our engineer division has multiple proposals out with other third parties to provide engineering and other services. Although we expect our engineering division to increase revenues in the future, we are unable to predict if they will have success in winning client contracts.

Cost of Goods Sold and Services

Our cost of goods sold includes costs of raw materials, contract manufacturing, and other direct expenses related to the manufacturing of our products. As a percentage of gross sales, our costs of goods was 61% in the three and six months ended June 30, 2018, versus 73% and 66% in the three and six months ended June 30, 2017. The decrease in our cost of goods is primarily attributed to our higher volume of sales and the resulting increased purchasing power with our component suppliers.

Our cost of services includes costs of employee time, a portion of overhead, and, when applicable, cost of subcontractors.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our SG&A increased approximately $115,000 (10%) and $230,000 (10%) in the three and six months ended June 30, 2018 compared to the same periods in 2017. The largest components of our selling, general and administrative expenses included:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Salaries and payroll related	$394,412	$562,298	$720,605	$971,562
Professional fees	133,776	185,694	327,194	377,670
Consulting	276,925	191,685	474,255	354,385
Office expense	157,996	260,646	346,867	470,334
Sales and marketing	49,861	63,310	91,517	117,415

Our SG&A expenses are increasing due primarily to the expansion of our business, both in terms of product sales and market adoption, and through the increase of service offerings. For example, the formation of our engineering subsidiary and hiring of associated personnel in the second half of 2017 resulted in increased legal and accounting fees, additional office expense related to the new office in Tennessee, and additional salaries and payroll, reflected in the three and six months ended June 30, 2018, but not for the same periods in 2017. As sales increase, we have added sales and support personnel. Our consulting fees decreased in the three and six months ended June 30, 2018 due a reduction in the use of outside business development firms during that period.

Research and Development

Research and development expenses increased $101,297 (31%) and $231,690 (32%) for the three and six months ended June 30, 2018, as compared to the same periods in 2017. These expenses increased in part as a result of the formation of our engineering subsidiary, where we have accelerated the work related to the scale-up, engineering and testing of our AOS technology.

Interest expense

Interest expense increased $1,046,912 (94%) and $925,764 (45%) for the three and six months ended June 30, 2018, as compared to the same periods in 2017. Our interest expense increased for primarily two reasons. First, from June 30, 2017 through June 30, 2018, our outstanding debt balance increased by approximately $2,000,000. Second, during the three months ended June 30, 2018, we recorded $275,534 interest expense related to the early conversion of promissory notes.

We recently have reduced our liabilities by over $5,800,000 through the conversion of debt to common stock, and thus in future periods we expect our interest expense to decrease significantly (by approximately $150,000 per quarter, assuming no new additional debt).

Net Loss

Net loss increased $1,147,727 (45%) and $1,251,699 (26%) for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The net loss was somewhat offset by an increase in revenue, nevertheless, the net loss increased mainly due to the increased interest expense and to increased research and development expense. The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. Although our sales continue to increase, we expect to continue to incur a net loss for the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $651,061 at June 30, 2018, a decrease of approximately $339,000 since December 31, 2017. We had revenues of $589,767 in the six months ended June 30, 2018. Our gross profits are not sufficient to fund our operations. We have been required to financially support the operations of our subsidiaries, none of which are operating at a positive cash flow.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2018 we had a net loss of $6,029,478, used $2,053,111 cash in operations, and at June 30, 2018 had negative working capital of $120,187, current assets of $823,302, and an accumulated stockholders’ deficit of $107,329,788. As of June 30, 2018, we had $2,044,714 in principal amounts due on various debt obligations, of which $334,239 was subsequently converted to common stock, and one note, in the amount of $447,975, is scheduled to mature September 18, 2018. At our current stock prices, we cannot compel the conversion of the note into stock and are examining alternatives to refinance the obligation. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies, and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Only one subsidiary, Clyra, has financing in place to fund operations for the immediate future. It is important to note that Clyra intends to pursue direct investment to support its further product development and go to market strategy. Sales of our CupriDyne Clean products are increasing, and our engineering subsidiary has begun generating revenue, but we do not expect those divisions to support the general corporate overhead in the immediate future. As such, we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We are continuing our efforts to raise capital through our purchase agreement with Lincoln Park (see Note 4, of the Notes to the Consolidated Financial Statements), a current private securities offering (see Note 5, of the Notes to the Consolidated Financial Statements), and in association with our plan to uplist our stock to Nasdaq. We are reluctant to utilize the Lincoln Park instrument when our stock price is below $0.25 because doing so would trigger the reduction of warrant exercise prices on some outstanding warrants. During the six months ended June 30, 2018, we received $380,803 from sales of stock to Lincoln Park, and an aggregate $852,500 net proceeds from our private securities offerings (including Lincoln Park).

In addition to our financing arraignment with Lincoln Park, and the private securities offerings discussed above, we are continuing to explore alternatives for our current and longer-term financial requirements, including additional raises of capital from investors in the form of convertible debt or equity, a fully underwritten public offering associated with our plan to uplist our stock to Nasdaq, and significant grant funding from government sources. It is unlikely that we will be able to qualify for bank or other financial institutional debt financing until such time as our operations are considerably more advanced and we are able to demonstrate the financial strength to provide confidence for a lender, which we do not currently believe is likely to occur for at least the next 12 months or more.

If we are unable to raise sufficient capital, we may be required to curtail some of our operations, including efforts to develop, test, market, evaluate and license our technologies and products. If we were forced to curtail aspects of our operations, there could be a material adverse impact on our financial condition and results of operations.

Critical Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim consolidated financial statements included in Part I, Item 1 of this report.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve in 2018, as we have added a new accounting manager for Odor No More and the engineering division and implemented more detailed reviews of the accounting records. In late 2017, we added an engineering division operating in Tennessee. The volume of our product sales continues to grow, increasing strain on our accounting systems. And, our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. These activities put stress on our overall controls and procedures. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that as of the evaluation date our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the prior 12 months, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management believes progress was made related to remediating the material weakness noted at December 31, 2017 by adding a new accounting manager and implementing more detailed reviews of the accounting records, it believes additional changes will be necessary to alleviate its concerns as the company grows. There was no further change in our internal control over financial reporting that occurred during the six-month period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Issued for Services

During the three months ended June 30, 2018, we issued 733,821 shares of common stock in lieu of fees for service provided by consultants, resulting in a grant date fair value of $210,548. Of the shares issued, 309,390 were issued under the Company’s 2018 Equity Incentive Plan and registered with the SEC on Form S-8.

During the three months ended June 30, 2018, we issued 1,302,734 shares of common stock as payment for interest due on unit offering notes, resulting in a grant date fair value of $328,760.

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

We filed a registration statement with the SEC on February 8, 2018, that was deemed effective on February 8, 2018, registering 394,949 shares to be sold by FirstFire. In June 2018, FirstFire elected to convert $95,761 of the outstanding principal balance of the FirstFire Note and we issued 383,047 shares as payment of principal, and an additional 11,902 in payment of interest. Subsequent to June 30, 2018, FirstFire elected to convert the remainder of its note to stock, and we issued 217,960 shares as payment of principal and interest to satisfy that obligation. The 217,960 shares were not registered with the SEC.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Uplist of Common Stock to NADSAQ

On July 25, 2018, we submitted an application for listing on The Nasdaq Capital Market, commonly known as NASDAQ. We believe that listing our common stock on a national exchange will offer a series of benefits to both the company and our stockholders, including making our stock more attractive to a larger pool of investors, removing restrictions that currently prohibit many investors from purchasing our stock (because it is currently traded on the OTCQB), increasing liquidity for our stockholders, and through increased financial and governance requirements, by enhancing the Company’s profile to potential investors. If successful, the company’s stockholders will also benefit from expanded awareness by inclusion in a number of indexes that are tracked by buy-side institutions and that will increase the likelihood of analyst coverage.

We do not currently meet certain Nasdaq listing requirements, including $5,000,000 in stockholder equity and a minimum bid price of $4.00 per share. We have engaged a New York based investment banking firm to underwrite a public offering to raise the capital necessary for us to meet the stockholder equity requirement, and have scheduled a special meeting of our stockholders on September 26, 2018 to approve an amendment to our Certificate of Incorporation that would effectively raise the price of our common stock to meet the minimum bid price requirement. We intend to work on these requirements in tandem with our listing application. There is no assurance that Nasdaq will approve our listing application even if we meet all of its initial listing requirements, and we will not proceed with the contemplated underwritten offering or reverse stock split if we are not assured that our stock will be listed on a national exchange.

Issuance of Stock Options in exchange for payment of payables

During the three months ended June 30, 2018, we issued options to purchase 685,809 shares of our common stock at exercise prices ranging between $0.23 – $0.43 per share to employees, vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $226,807 and is recorded as selling, general and administrative expenses.

Sales of Registered Stock to Lincoln Park

During the three months ended June 30, 2018, we sold to Lincoln Park (see Note 4) 606,751 shares of our common stock, and received $212,583 in proceeds. Associated with these sales, we issued Lincoln Park 10,394 “additional commitment shares.”

Convertible Note, matures June 15, 2021 (OID Note)

On June 15, 2018, we received $75,000 and we issued a convertible promissory note (titled the “OID Note”) for 100% of the funds received, or $82,500. The convertible promissory note is convertible into shares of the company’s common stock at a conversion price of $0.30 per share. The original issuance discount totaled $7,500, recorded as a discount on convertible notes on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the note. The convertible promissory note matures June 15, 2021 and incurs interest at the rate of 15% per annum on the OID Note. Interest due will be paid quarterly in arrears in shares of common stock, paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The OID Note is convertible by the investor at any time, and convertible by the Company (i) at maturity, (ii) in the event the Company’s stock price closes at two times the conversion price for 20 consecutive days, provided that either the shares underlying the convertible note are registered with the SEC, or more than six months has elapsed since the date of the investment.

Amendment to Bylaws

On August 14, 2018, our board of directors amended our bylaws to modify Section 1.4 such that the holders of one-third of the Company’s outstanding shares of each class of stock entitled to vote at a stockholder meeting shall be present in person or by proxy in order to constitute a quorum. Prior to the amendment, Section 1.4 required holders of one-half the outstanding shares of each class of stock entitled to vote at a stockholder meeting be present in person or by proxy in order to constitute a quorum.

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

Date: August 14, 2018	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2018	By: /s/ CHARLES K. DARGAN, II
Charles K. Dargan II
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.2	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.3	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.4*	Amendment to bylaws	N/A	N/A
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.6	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.7	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.8	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.9	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.10	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.11	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.12	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.13	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.14	$440,000 convertible note, matures July 20, 2019	Form 10-Q	8/14/2017
4.15	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.16	Registration Rights Agreement, dated as of August 25, 2017, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.17	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.18	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Note, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.20	Amendment, dated as of December 18, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.21	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018

4.22	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.23	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.24	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.25	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.26	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.27	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.28	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.29	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.30	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.31	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.32	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
10.1†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.2†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.3†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.4†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.5†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement