Form 10-Q
period 2018-09-30
BIOLARGO, INC.
filed 2018-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2018 was 132,292,528 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND SEPTEMBER 30, 2018

	DECEMBER 31, 2017	SEPTEMBER 30, 2018 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$990,457	$533,542
Accounts receivable, net of allowance of $2,500 and $0, at December 31, 2017 and September 30, 2018	94,413	112,419
Inventories	53,973	46,194
Prepaid expenses and other current assets	20,000	60,173
Total current assets	1,158,843	752,328

Leasehold improvements and equipment, net of depreciation	108,865	125,219
Other non-current assets	32,530	35,215
Deferred offering cost	195,182	176,123
Total assets	$1,495,420	$1,088,885

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$224,105	$361,063
Convertible notes and notes payable	5,248,847	1,383,108
Lines of credit	—	430,000
Discount on debt obligations, net of amortization	(1,257,182)	(345,858)
Total current liabilities	4,215,770	1,828,313

Long-term liabilities:
Convertible notes and note payable	1,539,271	460,000
Discount on debt obligations, net of amortization	(850,000)	(218,556)
Total liabilities	4,905,041	2,069,757

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, no Shares Issued and Outstanding, at December 31, 2017 and September 30, 2018	—	—
Common stock, $.00067 Par value, 200,000,000 and 400,000,000 shares authorized, 104,164,465 and 132,036,574 shares issued, at December 31, 2017 and September 30, 2018	69,871	88,617
Additional paid-in capital	97,093,144	108,214,683
Accumulated deficit	(101,204,846)	(109,591,476)
Accumulated other comprehensive loss	(62,489)	(67,373)
Total Biolargo, Inc. and Subsidiaries stockholders’ equity (deficit)	(4,104,320)	(1,355,549)
Non-controlling interest (Note 8)	694,699	374,677
Total stockholders’ equity (deficit)	(3,409,621)	(980,872)
Total liabilities and stockholders’ equity (deficit)	$1,495,420	$1,088,885

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

(UNAUDITED)

	THREE-MONTHS		NINE-MONTHS
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018

Revenues
Product revenue	$172,045	$245,979	$318,040	$785,929
Service revenue	—	31,047	—	80,864
Total revenue	172,045	277,026	318,040	866,793

Cost of revenue
Cost of goods sold	(123,278)	(97,578)	(219,207)	(426,042)
Cost of service	—	(23,968)	—	(59,608)
Total cost of revenue	(123,278)	(121,546)	(219,207)	(485,650)
Gross profit	48,767	155,480	98,833	381,143

Selling, general and administrative expenses	1,117,790	1,365,980	3,334,863	3,852,198
Research and development	425,670	443,359	1,141,286	1,390,665
Amortization and depreciation	6,647	13,443	21,086	36,302
Operating loss:	(1,501,340)	(1,667,302)	(4,398,402)	(4,898,022)
Other (expense) income:
Interest expense	(848,735)	(265,632)	(2,921,564)	(2,826,839)
Debt conversion expense	—	—	—	(275,534)
Loss on extinguishment of debt	—	(578,312)	—	(578,312)
Tax credit income	71,130	73,316	71,130	73,316
Grant income	32,819	58,195	102,968	96,178
Total other expense:	(744,786)	(712,433)	(2,747,466)	(3,511,191)
Net loss	(2,246,126)	(2,379,735)	(7,145,868)	(8,409,213)
Net loss attributable to non-controlling interest	(89,414)	(118,047)	(326,581)	(320,022)
Net loss attributable to common shareholders	$(2,156,712)	$(2,261,688)	$(6,819,287)	$(8,089,191)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Weighted average number of common shares outstanding:	100,752,279	130,445,351	97,679,544	118,057,635
Comprehensive loss:
Net loss	$(2,246,126)	$(2,379,735)	$(7,145,868)	$(8,409,213)
Foreign currency translation	41,856	46,975	23,743	(4,884)
Comprehensive loss	(2,204,270)	(2,332,761)	(7,122,125)	(8,414,098)
Comprehensive loss attributable to non-controlling interest	(89,414)	(118,047)	(326,581)	(320,022)
Comprehensive loss attributable to common stockholders	$(2,114,856)	$(2,214,714)	$(6,795,544)	$(8,094,076)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2017	104,164,465	$69,871	$97,093,144	$(101,204,846)	$(62,489)	$694,699	$(3,409,621)
Conversion of principal due on notes	20,635,675	13,834	6,548,624	—	—	—	6,562,458
Issuance of common stock for services	2,140,048	1,439	643,459	—	—	—	644,898
Issuance of common stock for interest	2,002,868	1,399	513,560	—	—	—	514,959
Financing fee in stock	252,385	168	84,905	—	—	—	85,073
Sale of common stock for cash	2,841,133	1,906	824,373	—	—	—	826,279
Warrant exercise price reduction for cash	—	—	148,853	—	—	—	148,853
Stock option compensation expense	—	—	984,157	—	—	—	984,157
Warrants and beneficial conversion feature issued as discount on convertible notes payable, notes payable and line of credit	—	—	570,462	—	—	—	570,462
Fair value of warrants for extension of debt	—	—	505,707	—	—	—	505,707
Deemed dividend	—	—	297,439	(297,439)	—	—	—
Net loss	—	—	—	(8,089,191)	—	(320,022)	(8,409,213)
Foreign currency translation	—	—	—	—	(4,884)	—	(4,884)
Balance, September 30, 2018	132,036,574	$88,617	$108,214,683	$(109,591,476)	$(67,373)	$374,677	$(980,872)

See accompanying notes to unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

(UNAUDITED)

	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018
Cash flows from operating activities
Net loss	$(7,145,868)	$(8,409,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	801,716	984,157
Common stock issued for interest and fees for services from consultants	759,988	1,162,919
Interest expense related to amortization of the discount on convertible notes payable	2,315,396	2,212,612
Debt conversion expense	—	275,534
Loss on extinguishment of debt	—	578,312
Deferred offering cost expense	464	19,059
Bad debt expense	2,500	1,000
Depreciation and amortization expense	21,086	36,302
Changes in assets and liabilities:
Accounts receivable	(48,149)	(19,006)
Inventory	(4,838)	7,779
Prepaid expenses and other current assets	(42,734)	(42,856)
Accounts payable and accrued expenses	345,844	142,113
Officer bonus	(80,000)	—
Net cash used in operating activities	$(3,074,645)	$(3,051,288)

Cash flows from investing activities
Equipment and Leasehold improvements	$(9,000)	$(42,656)
Net cash used in investing activities	$(9,000)	$(42,656)

Cash flows from financing activities
Proceeds from convertible notes and notes payable	$1,266,200	$880,000
Proceeds from line of credit	250,000	430,000
Proceeds from sale of Clyra shares	750,000	—
Proceeds from notes payable conversion inducement	—	356,781
Proceeds from warrant exercise-price reduction	—	148,854
Proceeds from sale of stock to Lincoln Park Capital	22,500	826,279
Purchase of Clyra shares	(40,000)	—
Proceeds from exercise of warrants	153,000	—
Net cash provided by financing activities	$2,401,700	$2,641,914

Effect of foreign currency translation	23,743	(4,885)

Net change in cash and cash equivalents	$(658,202)	$(456,915)
Cash and cash equivalents at beginning of period	$1,910,153	$990,457
Cash and cash equivalents at end of period	$1,251,951	$533,542

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,731	$5,489
Income taxes	$5,350	$5,719
Non-cash investing and financing activities:
Fair value of common stock issued for financing commitments	$—	$85,073
Fair value of warrants issued in conjunction with convertible notes payable	$1,067,629	$570,462
Original issue discount	$—	$10,000
Fair value of stock issued for line of credit	$250,000	$—
Fair value of stock issued for financing fee (Lincoln Park)	$206,000	$—
Deemed dividend	$299,111	$297,439
Fair value of stock issued for equipment	$—	$10,000
Common stock to CEO	$1,005	$—
Exercise of stock options	$1,677	$—
Issuance of Clyra shares	$411,455	$—
Cumulative effect of change in accounting	$663,560	$—
Conversion of notes payable into shares of common stock	$836,250	$5,930,143

See accompanying notes to unaudited consolidated financial statements

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Description of Business

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air, and advanced wound care. We develop and commercialize disruptive technologies by providing the capital, support, and expertise to expedite them from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies. We seek to unlock the value of our portfolio of underlying technologies to both advance our purposeful mission while we create value for our stockholders.

Liquidity / Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2018 we had a net loss of $8,409,213, and used $3,051,288 cash in operations, and at September 30, 2018, had negative working capital of $1,075,985, current assets of $752,328, and an accumulated stockholders’ deficit of $109,591,476. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash balance was $533,542 at September 30, 2018. We had revenues of $866,793 in the nine months ended September 30, 2018, which amount was not sufficient to fund our operations. We believe our current cash position is insufficient to maintain our current level of operations and research/development, and that we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We intend to continue to raise money through public and private securities offerings for the foreseeable future, and through our agreement with Lincoln Park (see Note 3).

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

In the opinion of management, the accompanying consolidated balance sheet and related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Clyra. Management believes Clyra’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, because the Company owns 46.3% of its outstanding voting stock at September 30, 2018, and two members of BioLargo’s board of directors are two of three members of Clyra’s board of directors (see Note 8). All intercompany accounts and transactions have been eliminated.

Foreign Currency

The Company has designated the functional currency of Biolargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income (loss).

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

Clyra Medical is not a wholly owned subsidiary. Our cash balance held in Clyra and BioLargo and other subsidiaries are reflected in the following table:

	December 31, 2017	September 30, 2018
Biolargo, Inc. and wholly owned subsidiaries	$461,914	$511,095
Clyra Medical Technologies, Inc.	528,543	22,447
Total	$990,457	$533,542

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2017 and September 30, 2018 was $2,500 and $0, respectively.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the nine months ended September 30, 2017 and 2018, we had three and two customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	September 30, 2017	September 30, 2018
Customer A	26%	44%
Customer B	11%	12%
Customer C	11%	<10%

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We had five customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2017 and three customers at September 30, 2018 as follows:

	December 31, 2017	September 30, 2018
Customer A	<10%	23%
Customer B	<10%	17%
Customer C	<10%	10%
Customer D	12%	<10%
Customer E	19%	<10%
Customer F	12%	<10%
Customer G	10%	<10%
Customer H	10%	<10%

Inventory

Inventory is stated at the lower of cost and net realizable value using the average cost method. All inventory is related to our Odor-No-More business segment. Inventory consisted of:

	December 31, 2017	September 30, 2018
Raw material	$34,104	$26,767
Finished goods	19,869	19,427
Total	$53,973	$46,194

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. To date, there have been no discounts or other financing terms for the contracts.

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

Government Grants

We have been awarded multiple research grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 60 grants totaling approximately $1,600,000. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

While the FASB has issued a proposed Accounting Standards Update, Not-for-Profit Entities - (Topic 958): “Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made”, there has been no guidance related to for profit entities such as BioLargo. In reviewing Topic 606, “Revenue from Contracts with Customers”, and its potential application to the Canadian government grants, our management concluded that these grants do not meet the requirements for revenue recognition. Specifically, these grants typically provide reimbursement for research personnel working on the BioLargo technology. For some grants, funds are given directly to third parties for research on our technology and are not controlled by the Company. In this structure, the grants are not revenue, but rather a reimbursement.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our four business segments include: (i) Odor-No-More, which is engaged in developing and selling odor and VOC control products and services; (ii) BLEST, which provides professional engineering services; (iii) Clyra, which is engaged in developing medical products utilizing our technology, with an emphasis in the medical field and advanced wound care; and (iv) our corporate operations (labeled in the below table as “BioLargo/Other”), which includes certain functional roles that do not engage in revenue generating activities, such as general corporate and administrative functions, including finance, human resources, marketing, legal, and research and development.

The segment information for the three and nine months ended September 30, 2017 and 2018, is as follows:

	Three months September 30,		Nine months September 30,
	2017	2018	2017	2018
Revenues
Odor-No-More	$172,045	$245,979	$318,040	$785,929
BLEST	—	31,047	—	80,864
Consolidated revenue	$172,045	$277,026	$318,040	$866,793

Cost of goods/services
Odor-No-More	$(123,278)	$(97,578)	$(219,207)	$(426,042)
BLEST	—	(23,968)	—	(59,608)
Consolidated costs of goods/services	$(123,278)	$(121,546)	$(219,207)	$(485,650)

Net loss
Odor-No-More	$(112,500)	$(111,963)	$(387,500)	$(365,651)
BLEST	—	(63,555)	—	(180,281)
Clyra	(223,610)	(219,971)	(708,182)	(596,333)
BioLargo/Other	(1,910,016)	(1,984,246)	(6,050,186)	(7,266,948)
Consolidated net loss	$(2,246,126)	$(2,379,735)	$(7,145,868)	$(8,409,213)

The segment information as of December 31, 2017 and September 30, 2018, is as follows:

	December	September
	31, 2017	30, 2018
Assets, net
Odor-No-More	$210,725	$231,216
BLEST	—	150,087
Clyra	528,543	25,807
BioLargo/Other	756,152	681,775
Consolidated assets, net	$1,495,420	$1,088,885

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the nine months ended September 30, 2017 and 2018, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

During the three- and nine-months ended September 30, 2018, we elected to sell to Lincoln Park 1,543,982 and 2,800,733 shares of our common stock, respectively, for which we received $445,476 and $826,279 in gross and net proceeds, respectively. As a result of these purchases, we issued Lincoln Park 21,780 and 40,400 “additional commitment” shares, respectively, pursuant to the LPC Purchase Agreement. We recorded the stock sale in our equity statement and the additional shares issued as a fee for the transaction was offset against the shares issued.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2017 and September 30, 2018.

	December 31, 2017	September 30, 2018
Current liabilities
Lines of credit, matures September 1, 2019	$—	$430,000
Notes payable, mature January 5, 2019	—	400,000
Convertible notes payable
Convertible notes, mature July 18, 2018	280,000	—
Convertible notes, mature June 1, 2018	4,468,847	—
Convertible note, matures December 18, 2018*	500,000	543,108
Convertible note, matures July 20, 2019	—	440,000
Total convertible notes payable	$5,248,847	$983,108
Total current liabilities	$5,248,847	$1,813,108

Long-term liabilities:
Convertible notes, mature June 17, 2019	$283,571	$—
Convertible note, matures July 20, 2019	440,000	—
Convertible notes, mature December 31, 2019	292,000	75,000
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	—	50,000
Convertible notes, mature June 20, 2020	523,700	125,000
Convertible notes, mature April 20, 2021	—	100,000
Convertible notes, mature June 15, 2021	—	110,000
Total long-term liabilities	$1,539,271	$460,000

Total	$6,788,118	$2,273,108

* The original maturity date of September 18, 2018 was extended to December 18, 2018 (see “Convertible Note, matures December 18, 2018 (Vista Capital)”, below)

See our Annual Report on Form 10-K for the year ended December 31, 2017, for a complete description of the debt obligations set forth in the above table.

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

FirstFire Investment

On January 16, 2018, we entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) and a registration rights agreement (the “FirstFire RRA”) with FirstFire Global Opportunity Fund, LLC (“FirstFire”), and issued a convertible promissory note (the “FirstFire Note”) in the aggregate principal amount of $150,000 at 5% annual interest, which is convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions set forth in the FirstFire Purchase Agreement and FirstFire Note. FirstFire may convert the FirstFire Note at any time. The FirstFire Note was scheduled to mature on October 16, 2018. In June 2018, FirstFire elected to convert $95,761 of the outstanding principal balance of the FirstFire Note and we issued 383,047 shares. On July 15, 2018, FirstFire elected to convert the remaining outstanding principal and interest balance of $54,239. We issued an aggregate 217,960 shares at $0.25.

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

Convertible Note, matures December 18, 2018 (Vista Capital)

On December 18, 2017, we received $500,000 pursuant to a securities purchase agreement (the “Vista Purchase Agreement”) and a registration rights agreement (the “Vista RRA”) with Vista Capital Investments, LLC (“Vista Capital”), and issued a Note (the “Vista Note”) in the aggregate principal amount of $500,000 at 5% annual interest, which was originally convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions, set forth in the Vista Purchase Agreement and Vista Note. The Vista Note originally matured on September 18, 2018.

Pursuant to the Vista Purchase Agreement, the Company issued 250,000 shares of common stock to Vista Capital as a commitment fee at $0.39 per share and $98,500 is recorded as a discount on convertible notes and was amortized to interest expense over the term of the note.

Pursuant to the Vista RRA, the Company agreed to file a registration statement with the SEC registering all shares of common stock into which the Vista Note is convertible, and the 250,000 shares issued as a commitment fee. The Vista Purchase Agreement requires additional shares be issued for the commitment fee in the event the closing price of our common stock on the date the registration statement is deemed effective is lower than the closing price on December 18, 2017, (which was $0.41). In such event, additional shares would be issued such that the aggregate shares issued have the same value as the 250,000 shares issued on December 18, 2017. The beneficial conversion feature resulted in a $20,305 relative fair value recorded as a discount. The discount was amortized monthly to interest expense through September 18, 2018.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2018, Vista Capital elected to convert $52,025 of the outstanding principal and interest balance of the Vista Note and we issued 208,100 shares.

On September 12, 2018, Vista Capital agreed to extend the maturity date of this note to December 18, 2018.  In return, we increased the principal outstanding balance by 20% or $90,518. In addition, we issued the note holder a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share, which was fair valued using the Black Scholes Option Model at $488,344 (see Note 6). As of September 30, 2018, the outstanding balance on the Vista Note totaled $543,108.  The Company reserved 2,172,432 shares of common stock for issuance upon conversion. Per the guidance of ASC 470-50, Debt Modifications and Extinguishments, modified terms are considered substantially different, if the present value of the cash flows after modification differ by at least 10% prior to the modification. With the increase in principal, the Vista Note met the 10% cash flow test and therefore the Company accounted for the transaction as an extinguishment of debt. The increased principal, and the warrant fair value treated as a fee for the extension, produced a $578,942 loss on extinguishment of the convertible debt. The new 5% Convertible Note is recorded at principal value with a 90-day maturity.

Notes payable, mature January 5, 2019

On September 19, 2018, we received $400,000 and issued promissory notes and stock purchase warrants to two investors. The promissory notes mature January 5, 2019, and incur interest at an annual rate of 12%. We may extend the maturity date of the notes by 60 days by giving written notice at any time prior to the maturity date, and in such event the principal amount of the notes will increase by 10%, effective as of the date of the notice. The stock purchase warrants allow the purchase of up to an aggregate 1,387,500 shares of our common stock for $0.25 per share until September 19, 2023. We may “call” the warrants if the closing price of our common stock equals or exceeds $2.50 for 10 consecutive trading days and the shares underlying the warrant are subject to an effective registration statement with the Securities and Exchange Commission. If we call the warrants, each investor would have 30 days to exercise its rights to purchase shares under the warrant or forever forfeit such rights. (See Note 6.)

Lines of credit, mature September 1, 2019

On March 1, 2018, we received $390,000, and on September 1, 2018, we received $40,000, pursuant to a line of credit, accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. Interest is paid quarterly, and, at the option of the holder, payable in either (i) cash, (ii) our common stock, calculated based on the 20-day average closing price, or (iii) options to purchase our common stock, priced at the 20-day average closing price, the number of shares doubled, and expiring 10 years from the date of grant. The holder of the line of credit has the right to call due the outstanding principal amount on 30-days’ notice at any time after September 1, 2019.

Each creditor, for no additional consideration, received a warrant to purchase our common stock. (See Note 6). The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Through March 31, 2018, we had received one investment for $100,000, and issued a warrant to purchase 333,333 shares. This investment was received from an entity owned/controlled by a member of our board of directors. We did not receive any investments in this offering during the three months ended September 30, 2018.

During September 2018 we issued a second pricing supplement, which reduced the convertible note conversion price from $0.30 to $0.25 and reduced the warrant exercise price from $0.48 to $0.40. As a result, the number of warrant shares available for purchase by each investor increased from 333,333 to 400,000. (See Note 6.)

Convertible Note, matures June 15, 2021 (OID Note)

On June 15, 2018, we received $75,000, and on August 7, 2018, we received an additional $25,000 and we issued a convertible promissory note (titled the “OID Note”) for 100% of the funds received, or $110,000. The convertible promissory note is convertible into shares of the company’s common stock at a conversion price of $0.30 per share. The original issuance discount totaled $10,000, recorded as a discount on convertible notes on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the note. The convertible promissory note matures June 15, 2021 and incurs interest at the rate of 15% per annum on the OID Note. Interest due will be paid quarterly in arrears in shares of common stock, paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The OID Note is convertible by the investor at any time, and convertible by the Company (i) at maturity, (ii) in the event the Company’s stock price closes at two times the conversion price for 20 consecutive days, provided that either the shares underlying the convertible note are registered with the SEC, or more than six months has elapsed since the date of the investment.

Note 5. Share-Based Compensation

Stock Options

During the nine months ended September 30, 2017 and 2018, we recorded an aggregate $801,716 and $984,157, respectively, in selling general and administrative expense related to the issuance of stock options.

2018 Equity Incentive Plan

On June 22, 2018, the BioLargo, Inc. 2018 Equity Incentive Plan (“2018 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is forty million shares. The number of shares available to be issued under the 2018 Plan can increase up to 5% each year at the discretion of the board.

During the three months ended September 30, 2018, we issued options to purchase 493,111 shares of our common stock at an exercise price ranging between $0.25 – $0.31 per share to members of our board of directors for services and to employees in lieu of salary, pursuant to the 2018 Plan. The fair value of these options totaled $136,150 and is recorded as selling, general and administrative expenses.

On June 29, 2018, we issued options to purchase 296,976 shares of our common stock at an exercise price of $0.43 per share to members of our board of directors for services and to employees in lieu of salary, pursuant to the 2018 Plan. The fair value of these options totaled $127,700 and is recorded as selling, general and administrative expenses.

Activity for our stock options under the 2018 Plan for the nine months ended September 30, 2018 is as follows:

					Weighted
					Average
As of September 30, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Inception, June 22, 2018
Granted	790,087	$0.25	–	0.43	$0.34
Expired	—		—		—
Balance, September 30, 2018	790,087	$0.25	–	0.43	$0.34

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On February 10, 2017, we extended the engagement agreement with our Chief Financial Officer, retroactive to October 1, 2016. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares vested as of September 30, 2017. The fair value of the option totaled $207,000 and is recorded as selling, general and administrative expense on our statement of operations during the nine months ended September 30, 2017.

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2017 and 2018 is as follows:

					Weighted
					Average
As of September 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	9,916,586	$0.23	–	1.89	$0.44
Granted	340,000	0.39	–	0.69	0.65
Expired	—		—		—
Balance, September 30, 2017	10,256,586	$0.23	–	1.89	$0.44

					Weighted Average
As of September 30, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Granted	—		—		—
Expired	(110,000)	0.99	–	1.89	1.60
Balance, September 30, 2018	9,721,586	$0.23	–	1.65	$0.43

Options issued Outside of the 2007 Equity Incentive Plan

During the nine-months ended September 30, 2018, we issued options to purchase 1,211,527 shares of our common stock at exercise prices ranging between $0.23 – $0.43 per share to vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $315,551 and is recorded as selling, general and administrative expenses.

During the nine-months ended September 30, 2017, we issued options to purchase 1,097,550 shares of our common stock at exercise prices ranging between $0.43 – $0.67 per share to vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $389,976 and is recorded as selling, general and administrative expenses.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 2, 2017, pursuant to his employment agreement, we granted to Mr. Calvert, an option (the “Option”) to purchase 3,731,322 shares of the Company’s common stock. The Option shall be a non-qualified stock option, exercisable at $0.45 per share, which represents the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments on the anniversary of the agreement for five years. Notwithstanding the foregoing, any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,095 and will be amortized monthly through May 2, 2022. During the nine months ended September 30, 2017 and 2018, we recorded $111,940 and $251,865, respectively, of option expense included in selling, general and administrative expense.

On September 5, 2017, we issued options to purchase 2,000,000 shares of our common stock to the employees of our newly created engineering subsidiary (see Note 9). The options are non-qualified stock options, exercisable at $0.45 per share, the closing price of our common stock as of September 5th, exercisable for ten years from the date of grant and subject to vesting in five equal increments on the anniversary of the agreement for five years based on certain performance milestones related to the operations of the subsidiary. (See Note 9 for details of the performance milestones.) The options contain other terms standard in option agreements issued by the Company, including provisions for a cashless exercise.

BLEST’s Compensation Committee met on September 26, 2018 for the purpose of evaluating the operating performance of the engineering subsidiary to determine whether profit sharing interests in the subsidiary would vest for any of the employee members, and correspondingly whether up to 20% of the options issued September 5, 2017 would vest. The committee determined that due to factors largely outside of the control of the individual employee, the operations had progressed slower the first year than anticipated, and thus decided to delay the determination of vesting for a period of one year. As a result, no compensation expense has yet been recognized for these options.

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

Activity of our stock options issued outside of the 2007 Equity Incentive Plan for the nine months ended September 30, 2017 and 2018 is as follows:

					Weighted
					Average
As of September 30, 2017:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.43
Granted	6,828,872	0.43	–	0.67	0.46
Expired	(3,866,629)		0.18		0.18
Exercised	(3,866,630)		0.18		0.18
Balance, September 30, 2017	19,244,379	$0.18	–	1.00	$0.51

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

					Weighted
					Average
As of September 30, 2018:	Options	Exercise			Price per
	Outstanding	Price per share			share
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	1,211,527	0.23	–	0.43	0.26
Expired	(2,400,000)		0.99		0.99
Balance, September 30, 2018	18,829,935	$0.25	–	1.00	$0.45

For employees, we recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30:

	2017						2018
	Non Plan			2007 Plan			Non Plan			2018 Plan
Risk free interest rate	2.29	-	2.40%	2.31	-	2.40%	2.43	–	2.91%		2.91%
Expected volatility	571	-	601%	578	-	601%	538	–	563%	538	–	548%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Expected life in years		7			7			7			7

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

Note 6. Warrants

Warrants issued concurrently with Notes payable

On September 19, 2018, pursuant to the terms of the convertible note payable. (see Note 4, “Convertible Note, matures January 5, 2019”), we iss ued warrants to purchase up to an aggregate 1,987,500 shares of our common stock at an exercise price of $0.25 per share. These warrants expire January 5, 2024. The relative fair value of these warrants resulted in $217,394 recorded as a discount on our consolidated balance sheet in the period issued. The discount will amortize to interest expense through the maturity date of the convertible note, January 5, 2019.

Extension of Convertible Note Maturity Date, December 18, 2018 (Vista Capital)

On September 12, 2018, Vista Capital agreed to extend the maturity date of this note to December 18, 2018 (See Note 4).  In return, we issued the note holder a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share.  These warrants expire September 12, 2023.  The fair value of these warrants resulted in $488,334 of loss on extinguishment of debt for the three months ended September 30, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reduction of Warrant Exercise Price

In May 2018, certain holders of outstanding warrants to purchase common stock received in prior unit offerings paid us cash in exchange for a reduction of the exercise price in their warrant(s). In the aggregate, we received $148,854 from holders of 37 warrants which allow for the purchase of an aggregate 4,326,358 shares of our common stock. Exercise prices of these warrants were reduced to $0.30. Management determined that the appropriate accounting treatment for the reduction in the exercise price of the warrants was a capital transaction rather than a contract modification treatment analogous to changes in stock option contracts. As such, the fair market value was equal to the cash received, $148,854.

Warrants Issued Concurrently with Spring 2018 Unit Offering

During the three months ended March 31, 2018, pursuant to the terms of our Spring 2018 Unit Offering (see Note 4), we issued a warrant to purchase up to 333,333 shares of our common stock at an exercise price of $0.48 per share to the investor in the Spring 2018 Offering. The warrant expires April 20, 2023. The relative fair value of the warrant resulted in $49,306 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued.

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

Pursuant to the Summer 2018 Unit Offering, we issued warrants to purchase the number of shares of stock equal to each investor’s investment amount, divided by the “unit price” set forth in a “pricing supplement”. The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On September 14, 2018, we issued a second pricing supplement, lowering the unit price to $0.25. As a result of this reduction, the number of shares purchasable pursuant to warrants issued to prior investors increased by an aggregate 67,777 shares. The fair value of these warrants resulted in $17,373 recorded as interest expense during the three-months ended September 30, 2018.

Warrants Issued Concurrently with Line of Credit Offering

During the nine months ended September 30, 2018, pursuant to the terms of our Line of Credit (see Note 4, “Line of Credit, matures September 1, 2019”), we issued warrants to purchase up to an aggregate of 430,000 shares of our common stock. Of this amount 390,000 shares of our common stock are at an exercise price of $0.35 per share and 40,000 shares are at an exercise price of $0.25 per share. These warrants expire March 1, 2023. The relative fair value of these warrants resulted in $97,966 recorded as a discount on our “convertible notes payable and line of credit” on our consolidated balance sheet in the period issued.

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

Warrants Issued Concurrently with Note Payable

During the three months ended March 31, 2018, pursuant to the terms of the note payable. (see Note 4, “Note payable, matures March 8, 2020”), we issued warrants to purchase up to an aggregate 150,000 shares of our common stock at an exercise price of $0.35 per share. At the end of each month 6,250 warrants vest as long as the note payable is outstanding. Although the note matures March 8, 2020, the investor may call the note at any time after June 30, 2018. Thus, a minimum of 25,000 warrants will vest, and the fair value of these warrants totaled $6,500 and was recorded as interest expense. These warrants expire February 28, 2023.

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

On February 22, 2018, we sold shares of our common stock at $0.25 per share (see Note 3). Since these securities were sold at less that the then previously adjusted $0.394 warrant exercise price, the exercise price of the warrants were decreased from $0.394 to $0.25 per share, and the number of shares issuable pursuant to the warrants increased by an aggregate 1,198,784 shares. The fair value of the warrants issued totaled $297,439 and is recorded as a deemed dividend in our equity statement for the nine months ended September 30, 2018.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Number of
	Shares	Price Range
As of September 30, 2017

Outstanding as of December 31, 2016	20,035,114	$0.125	–	1.00
Issued	2,499,933	0.42	–	0.70
Exercised	(510,000)		0.30
Expired	(250,000)	0.25	–	0.30
Outstanding as of September 30, 2017	21,775,047	$0.125	–	1.00

	Number of
	Shares	Price Range
As of September 30, 2018

Outstanding as of December 31, 2017	22,104,817	$0.125	–	1.00
Issued	6,451,013	0.25	–	0.48
Exercised	—		—
Expired	(2,683,400)		0.40
Outstanding as of September 30, 2018	25,872,430	$0.125	–	1.00

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of expense of warrants issued for services or settlement also uses the option-pricing model. The principal assumptions we used in applying this model were as follows for the nine months ended September 30, 2017 and 2018:

	2017			2018
Risk free interest rate	1.71	–	1.93%	2.54	–	2.96%
Expected volatility	293	–	297%	252	–	277%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years		5			5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	December	September
	31, 2017	30, 2018
Accounts payable and accrued expenses	$88,381	$242,113
Accrued interest	50,748	82,569
Accrued payroll	84,976	36,381
Total accounts payable and accrued expenses	$224,105	$361,063

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On September 28, 2018, we issued 249,258 shares of our common stock at $0.27 per share in lieu of $67,300 of accrued and unpaid obligations to two of our officers. The price-per-share was based on the closing price of our common stock on the last day of the month.

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

Payment of Consultant Fees

During the nine months ended September 30, 2018, we issued 1,390,813 shares of our common stock, at prices ranging between $0.23 - $0.41 per share, in lieu of $417,965 of accrued and unpaid obligations to consultants.

During the nine months ended September 30, 2017, we issued 480,625 shares of our common stock, at prices ranging between $0.43 - $0.52, in lieu of $252,317 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

During the nine months ended September 30, 2018, we issued 2,002,868 shares of our common stock, at prices ranging between $0.31 – 0.42 per share, in lieu of accrued interest totaling $514,959.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2017, we issued 1,034,762 shares of our common stock, at prices ranging between, $0.41 – $0.70 per share, in lieu of accrued interest totaling $507,621.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Note 8. Non-controlling Interest

Clyra Medical Technologies

Our subsidiary Clyra Medical Technologies, Inc. (“Clyra”) was formed to develop and sell medical products containing our technology. Although we initially owned 100% of this subsidiary, we have issued shares to management and to investors. As of September 30, 2018, we own 46.3% of Clyra’s outstanding shares. Clyra’s three-member board of directors includes BioLargo president Dennis P. Calvert, BioLargo board member (and also an owner of Clyra’s Series A preferred shares) Jack B. Strommen, and Clyra’s president. On September 26, 2018, we entered into an agreement to purchase assets from Scion Solutions, LLC (the details of which are found in Note 10).

Clyra’s Series A preferred shares (“Preferred Shares”) accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of September 30, 2018 is $165,000.

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

In August 2017, Clyra commenced a private offering of its common shares at a price of $160 per share, and accepted $1,000,000 in subscriptions. It issued 6,250 shares of its common stock to two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. On August 4, 2017, Clyra issued 1,690 shares of its common stock at $160 per share to Sanatio in exchange for payment of the $270,400 principal and interest outstanding under the line of credit held by Sanatio (see above). Subsequent to the issuance of shares to investors in the offering, and to Sanatio for the conversion of the line of credit, BioLargo owned 15,297.5 shares of Clyra common stock, which is 46.3% of the outstanding stock at Clyra. Two members of BioLargo’s board of directors (Dennis P. Calvert and Jack B. Strommen) comprise a majority of the three-member Clyra board of directors. Management has determined that BioLargo does control Clyra after reviewing the guidance of ASC Topic 810, “Consolidation”. While BioLargo does not have voting interest control through 50% ownership of Clyra, it does exercise control under the Variable Interest Model. BioLargo is the primary beneficiary since it has the power to direct Clyra’s activities that most significantly impact Clyra’s performance and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra. BioLargo has consolidated Clyra’s operations through September 30, 2018.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Biolargo Engineering, Science and Technologies, LLC

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

The Compensation Committee met on September 26, 2018 and reviewed the operating performance of the engineering subsidiary and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. The Committee decided to roll forward one additional year to the time allowed for the performance metrics to be met and for the Class B units and stock options to be awarded.

Note 10. Commitments and Contingencies

Clyra Acquisition Corp (Scion Acquisition)

On September 26, 2018, we entered into a transaction whereby we would acquire the assets of Scion Solutions, LLC (“Scion”), and in particular its stem cell based technology, the SkinDisc, and key team members to support the sale and distribution of Clyra’s products based on our BioLargo technologies.

Scion is led by Spencer Brown, a medical device industry veteran with more than 35 years’ experience in sales, account management, and distribution in the medical device industry. The SkinDisc product was developed by Dr. Brock Liden, a renowned medical podiatrist and expert in wound care and diabetic limb salvage. The SkinDisc is a therapy product that uses a patient’s own bone marrow and plasma to generate a cell-rich bio gel for use with chronic wounds. It has been tested in over 250 patient cases with no adverse effects, and has successfully aided in the salvage of limbs that otherwise would have been amputated.

The parties entered into a Stock Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) whereby Scion and Clyra agreed to contribute all of their assets to a new entity (initially named Clyra Acquisition Corp., to be later renamed Clyra Medical Technologies, Inc., and referred to herein as “Clyra Acquisition”) in exchange for stock of the new entity. In exchange for the contribution of its assets, Clyra received from Clyra Acquisition the exact number of common and preferred shares it has outstanding (totaling 33,015 shares), and entered into a plan of reorganization whereby it will distribute the shares of the acquisition corporation to its shareholders such that its shareholders will hold the exact same number of common and preferred shares in the new entity as it did in Clyra prior to the transaction.

The consideration provided to Scion is subject to an escrow agreement and earn out provisions and includes: (i) 21,000 shares of the Clyra Acquisition common stock; (ii) 10,000 shares of Clyra Acquisition common stock redeemable for BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. The Clyra Acquisition common stock will be held in escrow subject to the new entity raising $1,000,000 “base capital” to fund its business operations. If $1,000,000 in base capital is received within 120 days, one-half of the common stock would be released, and the second half would be subject to the following performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Acquisition of $100,000 gross revenue; (b) the recognition by Clyra of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the Skin Disc product, or recognition by Clyra Acquisition of $500,000 in gross revenue; (d) recognition by Clyra Acquisition of $1,000,000 in aggregate gross revenue; and (e) recognition by Clyra Acquisition of $2,000,000 in gross revenue. If $1,000,000 base capital is not raised within 120 days, then either party may completely terminate the transaction upon which termination we would have no further rights in the SkinDisc nor any further obligations to Scion.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The promissory note issued by Clyra Acquisition to Scion accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically once the company receives $1,000,000 in “base capital”, at a rate of 25% of investment proceeds received. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made as investment proceeds are received, at a rate of 25% of such proceeds, and 5% of Clyra Acquisition’s gross revenues. BioLargo purchased the Scion intellectual property and 12,755 common shares from Clyra Acquisition. and in exchange issued 7,142,858 shares of its common stock, and in turn licensed back the technology to Clyra Acquisition. Scion may redeem these shares from Clyra Acquisition by exchanging its 10,000 common shares once (and only if) those 10,000 Clyra Acquisition shares are vested as discussed above.

We were initially introduced to the SkinDisc product and Scion Solutions through Dr. Liden and Tanya Rhodes’s work with Clyra (both Dr. Liden and Ms. Rhodes have ownership interest in Scion). Prior to the execution of the above-described agreements, BioLargo did not have any material relationship with Scion’s founder Spencer Brown.

The transactions contemplated by the Purchase Agreement were approved by BioLargo’s Board of Directors by written consent on September 26, 2018. In connection with the transaction, the Board of Directors obtained a fairness opinion from an independent appraiser, Berg Capital Markets, LLC. The fairness opinion states that the terms of the transaction is fair, from a financial point of view, to BioLargo, Clyra, and their shareholders. Calvert Employment Agreement

On May 2, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer Dennis P. Calvert (the “Calvert Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Calvert dated April 30, 2007.

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

Clyra Consulting Agreement

Our partially owned subsidiary Clyra (see Note 8) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities once it has received FDA Approval (as defined in Note 8 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,438 per month for a period of four years. This agreement has not started, and the total cash obligation related to the agreement would be $1,125,024 over four years.

Note 11. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Triton Fund Investment

On October 16, 2018, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Triton Fund, LP (“Triton”) for a $225,000 bridge loan, and issued a promissory note in the principal amount of $300,000 (the “Triton Note”). The note incurs interest at an annual rate of 5%, and matures January 11, 2019. If we fail to pay the note by January 11, 2019, the maturity date automatically extends for 30 days, and in such event the principal amount of the note will increase by 15%, effective as of the original issuance date. We must repay the note through any financing we close in excess of $3,000,000. In the event of a default, Triton may convert the note at a conversion price equal to one-half of the lowest volume weighted average price of our common stock during the 30 days preceding the conversion. The note is not convertible otherwise.

The Triton Note requires the Company to register the shares of Company common stock issuable upon conversion of the Triton Note in the next registration statement filed by the Company. Failure to register the shares will result in liquidated damages equal to 25% of the outstanding principal balance of the Triton Note.

The Triton Note also provides that, upon the occurrence of certain events of default, the Triton Note becomes immediately due and payable and the principal amount of the Triton Note shall increase to 150% of the current outstanding principal amount plus accrued interest plus additional default interest at an annual rate of 12%. Such events of default include a breach of the representation and warranties, a breach of any covenant, a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, a failure to maintain any intellectual property rights, a change in the transfer agent, any cessation of trading of the Company’s common stock, any default by the Company on any other agreements such as promissory notes to third parties, and the failure to register the common stock issuable upon conversion of the Triton Note within 45 days after the closing date. The Triton Note and the related Purchase Agreement also contain a number of other penalty and damage provisions triggered by certain breaches.

In addition to the note, we issued a stock purchase warrant to Triton (the “Triton Warrant”) allowing Triton to purchase up to an aggregate 1,000,000 shares of our common stock for $0.25 per share, until October 12, 2023. We may “call” the warrant if the closing price of our common stock equals or exceeds $0.50 for 10 consecutive trading days and the shares underlying the warrant are subject to an effective registration statement with the Securities and Exchange Commission. If we call the warrant, Triton would have 30 days to exercise its rights to purchase shares under the warrant or forever forfeit such rights. If the shares underlying the warrant are not registered, Triton may exercise the warrant pursuant to a formula (a “cashless” exercise).

In addition to the foregoing, we donated 150,000 shares of our common stock to the student-run Triton Fund, LLC, a fund-manager founded by undergraduates from the University of California, San Diego and California State University, Northridge that provides students real-world experience investing alongside experienced financial professionals.

Registration Statement

On November 6, 2018, we filed a registration statement with the SEC on Form S-1. The purpose of the registration statement is to conduct a public offering to raise equity capital required to meet the listing requirements of the Nasdaq Capital Market. The offering is being underwritten by H.C. Wainwright & Co., LLC.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2018, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our Business- A Sustainable Products and Technology Developer

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air, and advanced wound care. We develop and commercialize disruptive technologies by providing the capital, support, and expertise to expedite them from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate and develop these technologies to advance them and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies. We seek to unlock the value of our portfolio of underlying technologies to both advance our purposeful mission while we create value for our stockholders.

Our first significant commercial success is currently unfolding in our subsidiary, Odor-No-More, Inc., which is focused on odor and volatile organic compound (“VOC”) control products sold under the brands CupriDyne Clean and Nature’s Best Science. We are gearing up for rapid growth as our products are experiencing more widespread market adoption. To this end, we have recently begun to offer a menu of services to our clients including engineering design, construction, and installation of equipment used to deliver our products, as well as ongoing maintenance services for installed systems. We have also begun expanding with early adopters into new vertical segments such as wastewater treatment and industrial facilities.

Our second commercial operation provides professional engineering services, through our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”). Through BLEST, we provide a menu of professional engineering and consulting services to compliment and nurture our technologies as well as serve clients on a fee-for-service basis.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our Advanced Oxidation System (“AOS”), being developed by our subsidiary BioLargo Water, that we target to have commercially ready in 2019, and our medical products, being developed by our subsidiary Clyra Medical Technologies, Inc. (“Clyra”), which will be ready for commercialization as soon as we pass Food and Drug Administration (“FDA”) clearance. We have also recently entered into agreements pursuant to which we have purchased, subject to certain escrow conditions, a stem cell therapy called the SkinDiscTM technology which is licensed to our subsidiary Clyra.

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

Industrial Odor and VOC Control – CupriDyne Clean

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number one performing odor-control product in the market and offers substantial savings to our customers compared with competing products.

Market Opportunity Validated

Our customer base is expanding. We are now selling product to four of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry, which we expect to be a top priority market. We are also expanding to new industrial markets, including steel manufacturing, paper production, construction, building and facilities management, and livestock production, and internationally. To that end, we participated in the China InnoStars Semi Finals competition in China in early November, gaining exposure for both our company and our products to stakeholders in China’s air quality and odor control market as well as potential strategic investors.

Many of our customers have adopted CupriDyne Clean as a replacement for a non-performing competitive product. We are realizing systematic adoption by our very large corporate customers and expect to serve these customers for years to come.  Our experience has helped refine our value proposition and assemble a comprehensive menu of products and services. Our success in this market has validated the market opportunity for our products and services and encourages us to continue investing in infrastructure and sales and marketing to increase revenues. We estimate there are approximately 2,000 active landfills1 and 8,000 transfer stations2 and 15,000 waste water treatment agencies3 in the United States. While all may not have ongoing odor problems or neighbor complaints, many of the facilities have needed for a disruptive odor solution like CupriDyne Clean.

Turn-key Full-service Solutions

At the request of our clients, we have begun offering a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our product in the field (such as misting systems at landfills, transfer stations, and wastewater treatment facilities). We have recently begun providing engineering design, construction and installation services related to the various water-based delivery systems used to deploy our products. Our engineering team at BLEST has been instrumental in supporting these operations. Our subsidiary Odor-No-More has applied for a general contractor's license, a plumbing license and a low-voltage electrical license from the California Contractors State License Board. These licenses will allow us to offer a full-service solution to our current and future customers within the state of California. We currently have more than 30 “design build” bids out to clients for CupriDyne Clean delivery systems.

Regional Adoption

Sales of our CupriDyne Clean products and related services were initially made at the local level. We would demonstrate our product to the manager of operations at a transfer station or landfill, and he or she would ultimately decide whether to use our products. If owned by a national company, in some instances, before the operations manager could buy our products, we were required to obtain official “vendor” status with the company and sign a “national purchasing agreement” (“NPA”). Doing so required a tremendous amount of effort and time. These agreements typically include the addition of our line of products which will be offered through an online purchasing portal to the members around the nation. The process of integrating the data is often delayed by months from the start date of our agreements given their very technical nature. As an example, we are still working to finish this portion of the startup process with our fourth national agreement account. These processes establish an easy and familiar selling and purchasing process for the ongoing and long-term relationships we seek to develop. We now have NPAs with four of the largest solid waste handling companies in the United States. Some of these accounts are now introducing us to regional managers around the country who have the ability to direct the facilities in their region to use our product. We are now servicing 100% of local facilities in two southern California regions. We believe that “regional adoption” is a scalable approach for the larger solid waste handling companies that, with sufficient resources, we can implement nationwide.

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

Wastewater Treatment Facilities

We have begun selling products and services to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas.  As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the waste water treatment industry at a national water quality conference hosted by the Water Environment Federation.  We anticipate overall longer selling cycles given the technical sophistication of the customers in this market and believe significant capital and high levels of service will be required for our ultimate success.  We are highly encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. In fact, Odor-No-More has been invited by a water utility innovation group, Isle Utilities, to present CupriDyne Clean at two upcoming “TAG” events (Technology Approval Group), giving Odor-No-More substantial exposure to decision makers representing a large number of municipalities and wastewater treatment facilities.

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

Our engineering team has focused its efforts in two areas. First, servicing third party clients in similar roles as to what they did at CB&I and Shaw, and throughout their well-established careers. Second, they are working to scale-up, engineer and commercialize our AOS water treatment technologies, as well as support other technology and product development efforts within the BioLargo family of companies, including our industrial odor control solutions (CupriDyne Clean). By way of example, the team has recently engineered and designed multiple misting systems requested by our large waste handling company clients. BLEST will also pursue new inventions and be available to provide engineering support where needed for any commercial opportunities that are presented by and through any and all operating units of BioLargo.

During the third quarter of 2018, our engineering team continues to expand its client list of regional utilities, healthcare, and Fortune 500 companies. Although growth has been slower than originally expected, it has been steady, and last month’s billings to third party clients exceeded BLEST’s monthly expenses for the first time.

BLEST management believes the company can expect growth in several areas. For one, BLEST is under contract to design, build, and install wastewater treatment equipment and “treatment trains” for clients in collaboration with BioLargo’s water technology subsidiary BioLargo Water. Not only does this represent important synergy between two BioLargo business units, but it offers BLEST the opportunity to become a total water treatment solutions provider for customers in the widely under-served small industrial wastewater treatment sector. Another area of predicted growth is the growing list of contracts BLEST has signed to conduct environmental engineering and permitting work for large industrial facilities such as fuel conversion plants, an area that BLEST has experienced increased traction in the past quarter.

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

The AOS has the potential to allow reliable and cost-effective water treatment in numerous industries and applications where high-level disinfection or elimination of hard-to-treat organic contaminants is required. We are first pursuing commercial piloting in preparation of commercialization of the AOS in beachhead industries: 1) livestock processing wastewater treatment and reuse; 2) municipal wastewater tertiary treatment; 3) oil and gas process affected water treatment, remediation, and/or reuse; 4) beverage wastewater treatment; and 5) stormwater recapture, treatment, and reuse. These industries were chosen as a result of extensive market research which highlighted them as areas where current water treatment technologies fall short of industry needs, and/or where the AOS has the potential to provide economic advantages over incumbent water treatment technologies. In each of these markets, we have or expect to receive significant grant support to perform pre-commercial trials with potential customers.

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

Recent AOS Milestones

The most important advances in AOS development in recent months have been 1) recent validation of the AOS as an effective tool to eliminate hard-to-treat micropollutants from wastewater, 2) design and engineering advances and changes to the AOS in preparation for piloting and scale-up for industrial flow-rates and conditions, and 3) the planning and design of pre-commercial field pilot projects.

One recent and important milestone for the AOS was the demonstration that it has the ability to eliminate and reduce the toxicity of certain high-concern pharmaceutical byproducts (i.e. micropollutants) common in certain municipal wastewater streams. BioLargo Water had previously reported preliminary findings that suggest its AOS technology can effectively remove pharmaceutical by-products (i.e. micropollutants) from water. Those results, collected in a collaboration with researchers at the Centre Des Technologies de L’Eau, showed that the AOS had promise as a treatment tool for eliminating pharmaceutical pollutants such as carbamazepine, ibuprofen, and amoxicillin from MWW. In a follow-up study conducted in collaboration with Dr. Greg Goss, an expert in aquatic organism toxicology at the University of Alberta, BioLargo Water sought to examine A) the environmental safety of AOS-treated MWW, and B) whether the AOS’ ability to eliminate pharmaceuticals from water would improve the environmental safety of MWW “spiked” with high concentrations of micropollutant contaminants. In this study, it was shown that water treated by the AOS technology was non-toxic in long-term exposure to aquatic organisms such as Daphnia, rainbow trout, and zebrafish embryos, under the experiential conditions examined. Additionally, the AOS reduced the toxic effects of MWW that has been experientially contaminated (spiked) with compounds known to negatively affects those organisms (benzo[a]pyrene and 17®-estradiol). Finally, the study also showed that the AOS can reduce the well-documented aberrant developmental effects of 17®-estradiol (an estrogen derivative) on rainbow trout. The AOS was successful in removing 17®-estradiol from MWW spiked with the hormone, thereby reducing the developmental effects of the compound. Importantly, the AOS was also able to reduce the effects of the 17®-estradiol and/or other hormones found normally in MWW (not spiked). These results represent promising evidence that the AOS can remove micropollutants that are an emerging concern to the water treatment industry. Currently, there are no economically viable solutions to remove these compounds from MWW, and incumbent technologies fall short.

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

We are now underway on multiple pre-commercial field pilot projects. The first is a pre-commercial pilot to treat poultry wastewater on-site at a poultry producer’s facility in Alberta, where the AOS will be assessed for its ability to eliminate bacteria and other contaminants from the wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. Importantly, in this pilot, BioLargo Water is installing the AOS as part of a complete “treatment train”, with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. In the second pre-commercial pilot, the AOS will be used on-site at a Californian brewery as a polishing step treatment regimen to eliminate bacteria and enable wastewater discharge in compliance with Californian regulatory standards. This pilot will help establish not only the efficacy of the AOS in a field setting, but also the OPEX and CAPEX of the system which will be used in preparation of future pilots, trials, and sales of the AOS. In this pilot, the AOS will be plugged into an existing treatment train (built in collaboration with BLEST and Aquacycl), and therefore will help assess the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics. In addition to the poultry and brewery pilots, we are negotiating to begin a pilot to treat captured stormwater for recycling and reuse. Finally, we have applied for a grant co-funded by the governments of Canada and China to install an AOS pilot unit on-site at a petrochemical plant in Tianjin City, China, where the AOS would be used to eliminate hard-to-treat organic contaminants to new standards set by the Chinese government. These pilot projects represent an important step for our AOS technology, as well as for our company. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab ad nauseum. However, pilot projects for the AOS, as with any technology, are crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. As a reminder, we have many other pilots in evaluation to support this same cause.

 We have also been selected as a semi-finalist for the Canadian “green growth program,” a $155 million government funding program for green growth initiatives for which over 750 grant applications were received. Our grant proposal would support our work in the Canadian oil sands industry and further validate our AOS’ efficacy for treating oil sands process affected waters (OSPW).  Treatment of OSPW is a large and unmet market need. The goal of this project is to demonstrate that the AOS is more effective and cost-efficient than existing treatment options, and that it has the potential to enable feasible treatment and remediation of OSPW. Success in this project would be expected to generate a large amount of interest in the AOS from oil and gas industry members and accelerate its market uptake in Canada.

We believe that our current designs for the AOS are cost-effective, commercially viable and should be ready for their first commercial launch in 2019. We intend to continue refining and improving the AOS continually to accomplish a series of goals: expanded patent coverage, extended useful life, lower capital costs, lower energy costs, optimized performance, precise configurations for specific industry challenges, portability, and identifying its performance limits. Our current and most pressing goal for the AOS, as evidenced by the pilot projects described above, is to demonstrate its efficacy in field settings, which is a crucial and necessary step for the commercialization of any water treatment system.

Advanced Wound Care - Clyra Medical

We formed Clyra Medical Technologies, Inc. (“Clyra”) to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines. Our initial product designs focus in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds. We are presently seeking pre-market clearance for an advanced wound care product from the U.S. Food & Drug Administration (“FDA”) under Section 510(k) of the Food, Drug, and Cosmetic Act.

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

We submitted premarket notification to the FDA under Section 510(k) in late June of 2018 for an advanced wound care product. We have since engaged in a series of communications back and forth to refine our understanding of the pathway to a successful conclusion of our submission, as well as responded to a series of questions about the product by the FDA. We are highly encouraged by our interactions with the FDA staff, and that the pathway to success is more well defined than ever before and the product’s design falls in the scope of the 510(k) process. We have a short list of information that has been requested that primarily relate to the labelling of the product and certain data related to systemic toxicity which requires that we engage third party testing to provide such data. We believe the time and cost to meet these requests is manageable within the next six months. While we remain confident that we will ultimately receive premarket clearance for this product, we can make no assurance or prediction as to success of these efforts, and must wait patiently for the process with the FDA to conclude. The company has numerous medical device product designs that it intends to pursue in the future as resources permit.

Clyra’s management has been actively engaged in arranging for clinical work and is in discussions with a number of potential strategic partners. One such discussion has resulted in the recent acquisition of the SkinDisc technology from Scion Solutions, LLC. On September 26, 2018, we and Clyra agreed to a transaction whereby we would acquire the assets of Scion Solutions, LLC (“Scion”), and in particular its stem cell based technology, the SkinDisc, and key team members to support the sale and distribution of Clyra Medical’s products based on our BioLargo technologies.

Scion is led by Spencer Brown, a medical device industry veteran with more than 35 years’ experience in sales, account management, and distribution in the medical device industry. The SkinDisc product was developed by Dr. Brock Liden, a renowned medical podiatrist and expert in wound care and diabetic limb salvage. The SkinDisc is a therapy product that uses a patient’s own bone marrow and plasma to generate a cell-rich bio gel for use with chronic wounds. It has been tested in over 250 patient cases with no adverse effects, and has successfully aided in the salvage of limbs that otherwise would have been amputated.

The parties entered into a Stock Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) whereby Scion and Clyra Medical agreed to contribute all of their assets to a new entity (initially named Clyra Acquisition Corp., to be later renamed Clyra Medical Technologies, Inc., and referred to herein as “Clyra Acquisition”) in exchange for stock of the new entity. In exchange for the contribution of its assets, Clyra Medical received from Clyra Acquisition the exact number of common and preferred shares it has outstanding (totaling 33,015 shares), and entered into a plan of reorganization whereby it will distribute the shares of the acquisition corporation to its shareholders such that its shareholders will hold the exact same number of common and preferred shares in the new entity as it did in Clyra Medical prior to the transaction.

The consideration provided to Scion is subject to an escrow agreement and earn out provisions and includes: (i) 21,000 shares of the Clyra Acquisition common stock; (ii) 10,000 shares of Clyra Acquisition common stock redeemable for BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. The Clyra Acquisition common stock will be held in escrow subject to the new entity raising $1,000,000 “base capital” to fund its business operations; of that amount, $600,000 was raised in the first 30 days after the transaction closed. If $1,000,000 in base capital is received within 120 days, one-half of the common stock would be released, and the second half would be subject to the following performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Acquisition of $100,000 gross revenue; (b) the recognition by Clyra of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the Skin Disc product, or recognition by Clyra Acquisition of $500,000 in gross revenue; (d) recognition by Clyra Acquisition of $1,000,000 in aggregate gross revenue; and (e) recognition by Clyra Acquisition of $2,000,000 in gross revenue. If $1,000,000 base capital is not raised within 120 days, then either party may completely terminate the transaction upon which termination we would have no further rights in the SkinDisc nor any further obligations to Scion.

The promissory note issued by Clyra Acquisition to Scion accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically once the company receives $1,000,000 in “base capital”, at a rate of 25% of investment proceeds received. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made as investment proceeds are received, at a rate of 25% of such proceeds, and 5% of Clyra Acquisition’s gross revenues. BioLargo purchased the Scion intellectual property and 12,755 common shares from Clyra Acquisition. and in exchange issued 7,142,858 shares of its common stock, and in turn licensed back the technology to Clyra Acquisition. Scion may redeem these shares from Clyra Acquisition by exchanging its 10,000 common shares once (and only if) those 10,000 Clyra Acquisition shares are vested as discussed above.

We were initially introduced to the SkinDisc product and Scion Solutions through Dr. Liden and Tanya Rhodes’s consulting work with Clyra Medical (both Dr. Liden and Ms. Rhodes have ownership interest in Scion). Prior to the execution of the above-described agreements, BioLargo did not have any material relationship with Scion’s founder Spencer Brown.

The acquisition is contingent upon Clyra raising initial minimum capital of $1 million; of that amount, $625,000 has been received, with an additional $300,000 subscribed.  If Clyra is unable to raise the funds in 120 days, either party may unwind the transaction.

Clyra also continues to actively work on the development of new products. It recently added Julian Bejarano, PhD to its team as an expert scientific researcher with more than 11 years of experience leading fundamental and applied research projects related to materials science and nanotechnology. In particular, Dr. Bejarano has six years of experience in projects related to biomaterials for regenerative medicine and multifunctional nanoparticles for controlled drug delivery. He holds a Materials Engineering degree and a Masters in Materials Engineering from the Universidad del Valle, Colombia. He also holds a PhD in Engineering Sciences with emphasis in Materials Science from the Universidad de Chile, Chile. Dr. Bejarano was a visiting researcher during his PhD studies at the Institute of Biomaterials at the University of Erlangen-Nuremberg, Germany. Following his doctorate studies, Dr. Bejarano was a postdoctoral fellow at the Advanced Center for Chronic Diseases in Chile for three years and Research Advisor for the Group of Polymer Engineering at the Universidad de Chile. Moreover, he has outstanding skills in project management, R&D, and innovation. His projects have been focused on the development and characterization of composites materials based on metals, polymers and ceramics, synthesis of multifunctional nanoparticles, encapsulation of therapeutic agents, and biological evaluation of materials. His findings in materials research have been published by prestigious international journals and he has presented at several international events related to biomaterials and materials science.

Results of Operations—Comparison of the three and nine months ended September 30, 2017 and 2018

Revenue

Our revenue from product sales for the three and nine months ended September 30, 2018 increased by 43% and 147%, respectively, compared with the three and nine months ended September 30, 2017. These increases are due to new customers, increased client adoption of our CupriDyne Clean Industrial Odor Control products, and an increase in volume of sales of our Specimen Transport Solidifier pouches to the U.S. military.

In 2018, sales of our CupriDyne Clean products generated approximately 50% of our revenue from product sales, compared to approximately 75% in 2017. The majority of our CupriDyne Clean sales are to large waste handling companies with whom we have “National Purchasing Agreements” (“NPA”). Our CupriDyne Clean sales revenue increased due to an increase in the volume of sales resulting from continued market penetration and ongoing marketing and sales efforts. We continue to receive extremely positive feedback from our customers about our service, our product’s effectiveness, and its cost savings. We intend to increase our infrastructure and sales support to service our national accounts. We do not yet have enough history or sales volume to identify trends or uncertainties related to our CupriDyne Clean sales, although we are discovering that landfills and transfer stations in colder climates generally have less of a need for odor control products during winter months. We suspect that this fact will affect our product sales during colder months, although the extent of that effect is yet unknown and difficult to predict given the continued increase in market adoption we are experiencing.

Sales of our Specimen Transport Solidifier pouches to the U.S. Defense Logistics Agency generated approximately 41% and 42% of our revenue in the three and nine months ended September 30, 2018. Sales of this product increased by approximately $63,000 and $260,000 for the three and nine months ended September 30, 2018 compared to the same period for 2017. These sales were primarily through our distributor Downeast Logistics. The vast majority of sales of our Specimen Transport Solidifier pouches are made through a bid process in response to a request for bids to which any qualified government vendor can respond. Although the number of these bids was higher in the nine months ended September 30, 2018 as compared with the same period in 2017, we do not know if this trend will continue, and cannot know in advance the frequency or size of such requests from the U.S. Government, or whether our bids will be successful. As such, we are uncertain as to our future revenues of this product through this system.

Our engineering segment generated approximately $31,000 and $81,000 in revenue for the three and nine-months ended September 30, 2018. As this division started in the fourth quarter of 2017, the nine months ended September 30, 2017 does not provide a comparison.

Cost of Goods Sold and Services

Our cost of goods sold includes costs of raw materials, contract manufacturing, and other direct expenses related to the manufacturing of our products. As a percentage of gross sales, our costs of goods was 40% and 54% in the three and nine months ended September 30, 2018, versus 72 and 69% in the three and nine months ended September 30, 2017. The decrease in our cost of goods is primarily attributed to our higher volume of sales and the resulting increased purchasing power with our component suppliers.

Our cost of services includes costs of employee time, a portion of overhead, and, when applicable, cost of subcontractors.

Selling, General and Administrative Expense

Our Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expenses. Our SG&A increased approximately $248,000 (22%) and $517,000 (16%) in the three and nine months ended September 30, 2018 compared to the same periods in 2017. The largest components of our selling, general and administrative expenses included:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Salaries and payroll related	$437,929	$496,976	$1,158,532	$1,468,538
Professional fees	194,649	210,934	521,843	589,936
Consulting	138,441	253,240	612,696	607,625
Office expense	195,665	233,523	543,080	701,173
Sales and marketing	29,398	53,792	120,915	171,207

Overall, our SG&A expenses are increasing due primarily to the expansion of our business and through the increase of service offerings. For example, the formation of our engineering subsidiary in Tennessee and hiring of associated personnel in the fourth quarter of 2017 resulted in increased legal and accounting fees, additional office expense related to the new office in Tennessee, and additional salaries and payroll, reflected in the three and nine months ended September 30, 2018, but not for the same periods in 2017. As sales increase, we have added sales and support personnel. Our consulting fees increased in the three months related to fees for Clyra and are comparable with the nine months ended September 30, 2018 and 2017.

Research and Development

Research and development expenses increased $17,689 (4%) and $249,379 (22%) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. These expenses increased in part as a result of the formation of our engineering subsidiary, where we have accelerated the work related to the scale-up, engineering and testing of our AOS technology.

Interest expense

Interest expense decreased $583,103 (69%) and $94,725 (3%) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. These decreases are a result of the reduction of our convertible note liability by approximately $5,000,000.

During 2018 we recorded $275,534 of debt conversion expense related to the early conversion of promissory notes and $578,312 of a loss on extinguishment of debt and due to the maturity date extension of the Vista Note (see Note 4, “Convertible Note, matures December 18, 2018 (Vista Capital)” to our consolidated financial statements).

Net Loss

Net loss increased $133,609 (6%) and $1,263,345 (18%) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The net loss was somewhat offset by an increase in revenue, nevertheless, the net loss increased mainly due to the increased payroll and related expenses, and research and development expense.  The net loss per share did not change as the increase in net loss was offset by the increase in common shares outstanding. Although our sales continue to increase, we expect to continue to incur a net loss for the foreseeable future. (See Part I, Item II, “Our Business”, above.)

Liquidity and Capital Resources

We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our total cash and cash equivalents was $533,542 at September 30, 2018, a decrease of approximately $457,000 since December 31, 2017. We had revenues of $866,793 in the nine months ended September 30, 2018. Our gross profits are not sufficient to fund our operations. We are required to financially support the operations of our subsidiaries, none of which are operating at a positive cash flow.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2018 we had a net loss of $8,409,213, used $3,051,288 cash in operations, and at September 30, 2018 had negative working capital of $1,075,985, current assets of $752,328, and an accumulated stockholders’ deficit of $109,591,476. As of September 30, 2018, we had $2,273,108 in principal amounts due on various debt obligations, of which $1,813,108 is due over the course of the next year.  At our current stock prices, we cannot compel the conversion of the note into stock and are examining alternatives to refinance these obligations. The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies, and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Although sales of our odor control products are increasing, and our engineering subsidiary has begun generating revenue, we do not expect those divisions to support the general corporate overhead in the immediate future. As such, we will be required to raise substantial additional capital to continue our operations and fund our future business plans. We are continuing our efforts to raise capital through our purchase agreement with Lincoln Park (see Note 3, of the Notes to the Consolidated Financial Statements), and a current private securities offering (see Note 4, of the Notes to the Consolidated Financial Statements).  We are reluctant to utilize the Lincoln Park instrument when our stock price is below $0.25 because doing so would trigger the reduction of warrant exercise prices on some outstanding warrants. During the nine months ended September 30, 2018, we received $826,279 from sales of stock to Lincoln Park, and an aggregate $2,641,914 net proceeds from our private securities offerings and financing activities (including Lincoln Park).

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the prior 12 months, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management believes progress was made related to remediating the material weakness noted at December 31, 2017 by adding a new accounting manager and implementing more detailed reviews of the accounting records, it believes additional changes will be necessary to alleviate its concerns as the company grows. There was no further change in our internal control over financial reporting that occurred during the nine-month period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Issued for Services

During the three months ended September 30, 2018, we issued 691,791 shares of common stock in lieu of fees for service provided by consultants, resulting in a grant date fair value of $198,410. Of the shares issued, 442,258 were issued under the Company’s 2018 Equity Incentive Plan and registered with the SEC on Form S-8.

During the three months ended September 30, 2018, we issued 83,062 shares of common stock as payment for interest due on unit offering notes, resulting in a grant date fair value of $21,132.

Issuance of Stock Options in exchange for payment of payables

During the three months ended September 30, 2018, we issued options to purchase 665,968 shares of our common stock at exercise prices ranging between $0.25 – $0.31 per share to employees, vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $182,213 and is recorded as selling, general and administrative expenses.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

During the three months ended September 30, 2018, we continued to sell stock to Lincoln Park Capital, LLC (see Note 3 to our Consolidated Financial Statements titled “Lincoln Park Financing”).

During the three months ended September 30, 2018, certain investors converted promissory notes to our common stock (see Note 4 to our Consolidated Financial Statements titled “Debt Obligations”, and specifically the subsection titled “Conversion of Debt Obligations”).

During the three months ended September 30, 2018, we incurred new debt obligations (see Note 4 to our Consolidated Financial Statements titled “Debt Obligations”, and specifically the subsections titled “Notes payable, mature January 5, 2019,” “Convertible Note, matures June 15, 2021 (OID Note),” and “Line of credit, matures September 1, 2019.” We also extended a debt obligation that had been due on September 18, 2018 (see Note 4, subsection titled “Convertible Note, matures December 18, 2018 (Vista Capital).”

On November 6, 2018, we filed a registration statement with the SEC on Form S-1. The purpose of the registration statement is to conduct a public offering to raise equity capital required to meet the listing requirements of the Nasdaq Capital Market. The offering is being underwritten by H.C. Wainwright & Co., LLC.

Item 6.	Exhibits

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.6	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.7	Form of Note Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.8	Form of Warrant Issued in Winter 2016 Unit Offering	Form S-1	1/25/2017
4.9	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.10	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.11	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.12	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.13	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.14	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.15	$440,000 convertible note, matures July 20, 2019	Form 10-Q	8/14/2017
4.16	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.17	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017

4.18	Note, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Amendment, dated as of December 18, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.20	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.21	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.22	Registration Rights Agreement, dated as of August 25, 2017, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.23	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.24	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.25	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.26	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.27	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.28	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.29	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.30	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.31	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.32	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.33	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.34	Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.35	Stock Purchase Warrant issued to Vista Capital Investments dated September 12, 2018.	Form 8-K	9/18/2018
4.36	Promissory Note dated January 16, 2018, by and between BioLargo, Inc. and FirstFire Global Opportunity Fund, LLC.	S-1	17-Jan
4.37	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.38	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.39	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.40	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.41	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.42	Promissory note issued by Clyra dated September 26, 2018	Form 8-K	10/2/2018
4.43	Escrow Agreement dated September 26, 2018	Form 8-K	10/2/2018
4.44	Triton Funds LP Securities Purchase Agreement	Form 8-K	10/22/2018
4.45	Convertible Promissory Note issued to Triton Funds LP	Form 8-K	10/22/2018
4.46	Stock Purchase Warrant issued to Triton Funds LP	Form 8-K	10/22/2018
10.1†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.2†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.3†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.4†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.5	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.6	Form of Option issued to founding employees of Engineering subsidiary	Form 8-K	9/8/2017
10.7†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2018	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer