Form 10-K
period 2018-12-31
BIOLARGO, INC.
filed 2019-03-29
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

Registrant’s telephone number, including area code: (888) 400-2863

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,657,765.

The number shares outstanding of the issuer’s class of common equity as of March 20, 2019 was 143,096,624; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held July 23, 2019.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

When we refer in this report to “BioLargo,” the “company,” “our company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; Odor-No-More, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound control products; our Canadian subsidiary BioLargo Water, Inc., which develops and markets our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC, a professional engineering services division; and BioLargo Development Corp., which employs and provides benefits to our employees. We also own approximately 42% of Clyra Medical Technologies, Inc. (“Clyra Medical”), an entity we formed to commercialize our technologies in the medical and dental fields.

The information contained in this Annual Report is as of December 31, 2018, unless expressly stated otherwise.

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

Our first significant commercial success is currently unfolding in our subsidiary, Odor-No-More, Inc., which is focused on odor and volatile organic compound (“VOC”) control products sold under the brands CupriDyne Clean and Nature’s Best Science. We are gearing up for rapid growth as our products are experiencing more widespread market adoption in the waste handling industry through national purchasing agreements with four of the largest industry members. To this end, we have recently begun to offer a menu of services to our clients including engineering design, construction, and installation of misting systems and related equipment used to deliver our liquid chemistry products, as well as ongoing maintenance services for installed systems.  We have also begun expanding with early adopters into new vertical segments such as wastewater treatment, the cannabis industry and various industrial facilities like steel manufacturing and livestock processing operations.

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to advance our proprietary technologies and complement service offerings of our other business segments.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our water treatment system for decontamination and disinfection (our “Advanced Oxidation System”, or “AOS”) that we target to have commercially ready in 2019, and our medical products focused on healing chronic wounds, which will be ready for commercialization as soon as we pass Food and Drug Administration (“FDA”) clearance. In the fourth quarter of 2018, we purchased a stem cell therapy called the SkinDiscTM technology which is focused on regenerative tissue management and is licensed to our subsidiary Clyra Medical Technologies, Inc. (“Clyra Medical”).

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

Odor-No-More Industrial Odor and VOC Solutions

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number one performing odor-control product in the market, and offers substantial savings to our customers compared with competing products.

Market Opportunity and Disruption Validated

Our customer base for our odor and VOC business is expanding. We are now selling product to four of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry, which we expect to become a priority market. We are also expanding with early adopters into new industrial markets, including steel manufacturing, paper production, construction, building and facilities management, livestock production, the cannabis industry. Opportunities for our products are available internationally. To that end, we participated in the China InnoStars Semi Finals competition in China in early November, gaining exposure for both our company and our products to stakeholders in China’s air quality and odor control market as well as potential strategic investors.  We have in the past and plan to continue marketing these products through industry associations like the “Technology Approval Group” program offered by Isle Utilities that serves the wastewater treatment industry. We also have a number of potential partners actively engaged in commercial trials around the globe and we are actively in discussion with a number of groups to leverage our commercial focus through distribution partnerships.

Many of our customers have adopted CupriDyne Clean as a replacement for a non-performing competitive products, some of which have been in use by customers for as many as 30 years. Upon using CupriDyne Clean, the majority of customers have expressed a very high degree of satisfaction with its performance compared to prior solutions. Because of this, we are realizing systematic adoption by our very large corporate customers and expect to serve these customers for years to come. Our experience has helped refine our value proposition and assemble a comprehensive menu of products and services. Our success in this market has validated the market opportunity for our products and services and encourages us to continue investing in infrastructure and sales and marketing to increase revenues. We estimate there are approximately 2,000 active landfills1, 8,000 transfer stations2, and 15,000 waste water treatment agencies3 in the United States. While all may not have ongoing odor problems or neighbor complaints, we believe many of the facilities have need for a disruptive odor solution like CupriDyne Clean.

The total addressable market for the waste handling and wastewater treatment industries is greater than $1.3 billion.  While we are still assessing the size of the cannabis, agriculture and steel manufacturing industries, we believe they could readily double the market opportunities for our product CupriDyne Clean.

Turn-key Full-service Solutions

At the request of our clients, we have begun offering a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). We have recently expanded these serves to engineering design, construction and installation. Our engineering team at BLEST has been instrumental in supporting these operations. During late 2018 we were awarded and completed more than 15 projects and we currently have more than 10 “design build” bids out to clients for CupriDyne Clean delivery systems.

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

Regional Adoption

Sales of our CupriDyne Clean products and related services were initially made at the local level, on a per-location/facility basis. We would demonstrate our product to the manager of operations at a transfer station or landfill, and he or she ultimately would decide whether to use our products. If owned by a national company, in some instances before the operations manager could buy our products, we were required to obtain official “vendor” status with the company and sign a “national purchasing agreement” (“NPA”). Doing so required a tremendous amount of effort and time. These agreements typically include the addition of our line of products which will be offered through an online purchasing portal to the members around the nation. The process of integrating the data is often delayed by months from the start date of our agreements given their very technical nature. As an example, we just completed work to finish this portion of the startup process with our fourth national agreement account. These processes establish an easy and familiar selling and purchasing process for the ongoing and long-term relationships we seek to develop. We now have NPAs with four of the largest solid waste handling companies in the United States. Some of these accounts are now introducing us to regional managers around the country who have the ability to direct the facilities in their region to use our product. Because of our continued success with our existing clients, our national accounts are expanding their support for, and expanding resources to encourage increased awareness and broad adoption of our products and services. It is also important to note that we are often replacing companies that have served these customers for 20 to 30 years giving support for our claim of ‘disruption’ to an industry.

We believe that “regional adoption” is a scalable approach for the larger solid waste handling companies that, with sufficient resources, we can implement nationwide. Our current national accounts represent the opportunity to serve more than 3,000 local operations around North America. Because of our success serving the transfer stations, material transfer facilities, and landfills, these very large companies are also evaluating the use of CupriDyne Clean in various transportation segments as well.

Emerging High-Growth Opportunity in Cannabis Industry

We recently established a working relationship with a company with decades of experience in air handling and air quality management for various industries, including the rapidly expanding cannabis industry. The cannabis industry is facing increased scrutiny by regulators to better control of hazardous air pollutants called terpenes that are a natural part of production and processing. These gases can also cause malodors that demand attention and can be problematic as these companies seek to maintain good community relations and avoid legal entanglements or law suits over nuisance odors. Odor abatement operating procedures are part and parcel to the permitting processes for companies involved in the industry. We have been able to successfully demonstrate that our products are effective as eliminating these VOC’s and related odors, just as we have done in the waste handling industry. As a result, we have had a number of experts in the cannabis industry tell us that our products could become part of the ‘best practices’ operating procedures for this industry and are working toward that goal.

The global legal cannabis market is expected to grow to  $146.4B in 2025 at an astounding 34.6% annual growth rate. Some call cannabis the 21st century’s gold rush. With an estimated 15,000 companies operating in our California alone, we believe the opportunity for our product is significant. To that end, we are organizing a series of strategic relationships within the Cannabis industry to capture the opportunity quickly. We are working to finalize agreements with equipment manufacturers, regulatory consultants, key opinion leaders, and marketing partners.  Our value proposition is unmatched for odor and VOC control and this is another great example how our platform continues to expand in high value markets.

Wastewater Treatment

We have begun selling products and services to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas. As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the waste water treatment industry at a national water quality conference hosted by the Water Environment Federation. We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe that channel partnerships with leading companies that already sell and service this highly technical market will be required for our ultimate success. We are highly encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. We are actively engaged in discussions with potential distribution partners and leading engineering firms with well established relationships to the clients in order to service this very large market.

Infrastructure and Capital Needs for Odor-No-More

We recognize the scope of the opportunity for CupriDyne Clean and related services, and understand the task of building the personnel and infrastructure to become a disruptive company in the waste handling industry. In the United States, we currently operate out of two locations – Southern California and Tennessee. As of now, our manufacturing facilities are located in California. However, we expect to expand our manufacturing and staffing in our Tennessee operation as we achieve critical mass in that region. In the meantime, as a result of the rapid adoption we are experiencing in our local Southern California market, we are focused on adding staff and infrastructure to meet the obvious need for our products and services. Since January 1, 2018, we have added five people in both sales and support roles.

We believe that a significant number of personnel will be required to fully service the solid waste handling and wastewater treatment industries. We plan to expand as adequate capital to fund these needs becomes available.

Consumer Products – an untapped market opportunity for distribution partnerships

Prior to our current success in the industrial odor and VOC control markets, we invested a number of years developing our odor control products, learning the odor control business, winning a series of product design awards, refining our products, developing manufacturing techniques, as well marketing a series of consumer products. We executed licenses for these products into the pet industry and sports equipment industry. However, our licensing partners did not invest resources as promised and they did not produce meaningful financial success. The results were highly disappointing. We chose to shift our focus on the business-to-business sector and pivoted into the industrial odor control sector. Since we made the pivot, we have enjoyed meaningful success as we have secured the leading companies in the world as customers and opportunities are expanding.

However, the opportunity in the consumer product market is certainly not dead. Success in the industrial sector has given rise to an increased awareness and acceptance of our consumer products designs because the products are simply more effective than competing products and they are easy and safe to use. We believe that our consumer product designs will ultimately find market adoption through partnerships.   We are not focusing time and money in this consumer market sector, but from time to time, we receive inquiries from groups expressing interest for potential licensing opportunities or distribution partnerships. Recently, one such opportunity presented itself with an entrepreneurial company that offered to develop a series of marketing programs designed to build a retail base of customers in exchange for a commission on each sale.  They are actively building an online presence for our products and have recently placed our DeodorAll branded odor and stain remover for sale on Amazon.com to test market, and have begun methodically building our online presence. It is early in this process and we are optimistic that the product will find a market in the consumer markets as our partner invests time and money building the selling and marketing channel.

Full Service Environmental Engineering

In September 2017 we formed a subsidiary for the purpose of offering full service environmental engineering to third parties, and to provide engineering support services to our internal teams to accelerate the commercialization of our AOS technologies. Its website is found at www.BioLargoEngineering.com.

The subsidiary, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), opened its office in Oak Ridge (a suburb of Knoxville Tennessee), and entered into employment agreements with seven scientists and engineers who collectively have over two hundred years of experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

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

BLEST has recently secured a time and materials contract to perform a compliance review of a leading natural gas utility in Tennessee’s operating, maintenance, and emergency response activities, and to ensure the overall integrity of the facilities review relating to new rules established by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PMMSA) regulation pertaining to the use of natural underground storage of national gas. The BLEST effort will involve preparing a program implementation plan, conducting a risk assessment, and preparing operational and maintenance procedures to prevent and mitigate facility natural gas leaks and failures caused by corrosion, chemical damage, mechanical damage, or other material deficiencies in piping, tubing, casing, valves, and associated facilities. The work to date on this project has exceeded $20,000 and will continue into the third calendar quarter of 2019. This work is in addition to the annual environmental services contract that averages just over $20,000 per year.

BLEST has recently been notified that as a result of its recent audit work on assisting a leading healthcare products company in transitioning to the 2015 revision of the ISO 14001 standard for environmental management systems (EMS) it is being awarded another small project from the client. The new time and materials project involved preparing a detailed GAP analysis, and subsequently updating the client’s EMS procedures to reflect the significant changes to the new EMS standard which places new emphasis on upper management involvement, the life cycle of products and services, emergency preparedness and response, and sustainability. There is also a new focus on evaluating risks and opportunities and integrating this assessment into the EMS program.

BLEST recently began a time and materials contract of work approaching $100,000 to plan and test to demonstrate that emissions from an energetic materials incinerator at a large U.S. military installation on the East coast are meeting EPA regulatory standards. An “energetic materials incinerator” allows the military to safely dispose propellants, explosives, and munitions that have aged beyond their shelf life. This facility must meet numerous emission standards including regulations that limit emissions of chemical compounds called “dioxins” and “furans”, which are tightly regulated chemicals in nearly every developed country. BLEST, having submitted the draft report for the dioxin test, has been awarded a contract for 2019 to prepare a test plan for the 2020 trial burn of the incineration system at the site. This effort combined with a contract to conduct an environmental audit and conduct training of site personnel will exceed $30,000 for calendar 2019. The anticipated contract for the 2020 test, to be awarded January/February of 2020 will exceed $300,000.

BLEST has now performed seven separate projects for HAVCO Wood Products, totaling over $35,000 with two additional projects scheduled for 1st quarter 2019. We anticipate extending the current Professional Services Agreement into an overall environmental services annual contact with specific annual tasks that will convert this repeat client into a perpetual source of revenue.

BLEST has recently completed a time and materials contract to provide regulatory analysis of the ongoing plant expansion for a chemical company based in the port areas west of Houston, Texas.

BLEST has been awarded two contracts totaling more than $40,000 to provide engineering design services to a national potato processing and food product company to improve the performance of air pollution control equipment associated with potato frying in Oregon, Washington and Idaho.

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

The formation of BLEST was predicated on the concept that 60% of the revenue would be provided by external clients and the remaining 40% would be provided by internal clients (i.e. BioLargo Water or Odor-No-More). By reaching this goal, BLEST will provide direct positive cash flow to the BioLargo, Inc. while fulfilling its mission to provide professional engineering services to the internal client base. For calendar 2018, the ratio was approximately 40% of revenue provided by external clients and 60% provided by internal sources. The ratio for 2018 was driven by significant need from the internal client base and circumstances related to the first full year of operation for BLEST. BLEST anticipates the original target ratios to be met or exceeded in calendar 2019. This is based on an increasing number of perpetual contracts including Citizens Gas Utility District, HAVCO, Powell Valley Utilities, and APTIM/Picatinny Arsenal. These perpetual contracts, which are renewed annually, will provide a steady base load of outside client revenue that is reasonably predictable and secure.

In addition to continued organic growth in the external client base, BLEST has developed several business development initiatives including water pollution control services and equipment specifically designed for the microbrewery sector.  They have developed a bundle of services and technology-based products to offer a total solution for legionella prevention in public buildings. They are evaluating similar approaches for the cannabis industry as well. These markets are expanding in areas across the United States and represent significant opportunities for BLEST.

BLEST management believes the company can expect growth in several additional areas. For one, BLEST is under contract to design, build, and install wastewater treatment equipment and “treatment trains” for clients in collaboration with BioLargo’s water technology subsidiary BioLargo Water. Not only does this represent important synergy between two BioLargo business units, but it offers BLEST the opportunity to become a total water treatment solutions provider for customers in the widely under-served small industrial wastewater treatment sector. Another area of predicted growth is the conduct of environmental engineering and permitting work for large industrial facilities such as fuel conversion plants, an area in which BLEST has experienced an increasing number of contracts in the past quarter.

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is extremely efficient decontamination and the disinfection of various waste waters.

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity and extremely low levels of chemistry inputs – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

The AOS has the potential to allow reliable and cost-effective water treatment in numerous industries and applications where high-level disinfection or elimination of hard-to-treat organic contaminants is required. We believe the total serviceable market for our AOS is $10.75 billion for the poultry processing, food & beverage, and storm water segments with a target beachhead market for poultry processing in North America at an estimated $240 million.

Our AOS was the result of breakthroughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding of a multi-year industrial research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Based on recovering oil prices and our ongoing work in Canada, we recently reinitiated discussions with a number of stakeholders in the oil sands industry to support the completion of AOS development for oil and gas water treatment and to discuss the initiation of pre-commercial and commercial pilots for our AOS to help treat and remediate oil sands process-affected water (“OSPW”) found in tailings ponds in the Canadian oil sands, an application that currently has no good economically viable solution. We continue to apply for significant grant funding to re-initiate our work to help treat OSPW and other oil and gas wastewaters using the AOS. We believe that this opportunity requires substantial grant support to be viable for our company and, therefore we will continue to focus on energies on other markets until such time as resources are available.

Our AOS is an award-winning invention that is supported by science and engineering financial support and highly competitive grants (66 and counting) from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates and in the United States by the Metropolitan Water District of Southern California and National Water Research Institute.

Our immediate goals for the development and commercialization of the AOS are: 1) to secure direct investment into the BioLargo Water subsidiary to empower its staff to complete its development cycle, 2) complete the ongoing pre-commercial field pilot studies which are necessary to generate the techno-economic data required to secure commercial trials, entice future customers, and commence traversal of necessary regulatory pathways, 3) conduct the first commercial trials with the AOS, and 4) secure first sale of the AOS. It is our belief that once pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

Recent AOS Milestones

The most important advances in AOS development in recent months have been 1) recent validation of the AOS as an effective tool to eliminate hard-to-treat “micropollutants” from wastewater; 2) design and engineering advances and changes to the AOS in preparation for piloting and scale-up for industrial flow-rates and conditions; and 3) the planning and design of pre-commercial field pilot projects.

One recent and important AOS milestone was the demonstration that it eliminated or reduced the toxicity of certain high-concern pharmaceutical byproducts (micropollutants) common in some municipal wastewater (“MWW”) streams. Those results, collected in a collaboration with researchers at the Centre Des Technologies de L’Eau, showed that the AOS had promise as a treatment tool for eliminating pharmaceutical pollutants such as carbamazepine, ibuprofen, and amoxicillin. In a follow-up study conducted in collaboration with Dr. Greg Goss PhD, an expert in aquatic organism toxicology at the University of Alberta, BioLargo Water sought to examine A) the environmental safety of AOS-treated MWW, and B) whether the AOS’ ability to eliminate pharmaceuticals from water would improve the environmental safety of MWW “spiked” with high concentrations of micropollutant contaminants. In this study, it was shown that water treated by the AOS technology was non-toxic in long-term exposure to aquatic organisms such as Daphnia, rainbow trout, and zebrafish embryos, under the experiential conditions examined. Additionally, the AOS reduced the toxic effects of MWW that has been experientially contaminated (spiked) with compounds known to negatively affects those organisms (benzo[a]pyrene and 17®-estradiol). Finally, the study also showed that the AOS can reduce the well-documented aberrant developmental effects of 17®-estradiol (an estrogen derivative) on rainbow trout. The AOS was successful in removing 17®-estradiol from MWW spiked with the hormone, thereby reducing the developmental effects of the compound. Importantly, the AOS was also able to reduce the effects of the 17®-estradiol and/or other hormones found normally in MWW (not spiked). These projects were funded in part by the Canadian government’s National Sciences and Engineering Research Council (NSERC). These results represent promising evidence that the AOS can remove micropollutants that are an emerging concern to the water treatment industry. Currently, there are no economically viable solutions to remove these compounds from MWW, and incumbent technologies fall short. We believe that the value proposition for our AOS for use as a tool for the municipal water treatment industry to efficiently remove micropollutants could increase our total serviceable market to 5% or more of the total industry which is recognized at + $700 billion globally or approximately $35 billion.

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

Pre-commercial Pilot Projects for AOS

We are now underway on multiple pre-commercial field pilot projects. The first will treat poultry wastewater on-site at a poultry producer’s facility in Alberta Canada, with support from the Poultry Growers Association, where the AOS will be assessed for its ability to eliminate bacteria and other contaminants from the wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. Importantly, in this pilot, BioLargo Water is installing a complete “treatment train” with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. In the second pilot, the AOS will be used on-site at a Californian brewery as a polishing (final) step in an Aquacycl treatment train to eliminate bacteria and enable wastewater discharge in compliance with Californian regulatory standards. Aquacycl is an emerging waste-water treatment technology company based in the San Diego area that was introduced to our company by The Maritime Alliance, a trade organization in San Diego committed to fostering maritime business and technology innovation. We are a member organization, and our president has recently joined its board of directors . This pilot will help establish the efficacy of the AOS in a field setting, the OPEX and CAPEX of the system, and the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics.

In addition to the poultry and brewery pilots, we are negotiating to begin a pilot to treat captured storm water for recycling and reuse that will be backed by a Canadian government grant and will include a leading city planning consultant in Southern California, a leading engineering firm dedicated to the water industry, and a prominent city based in Southern California. Storm water capture and reuse is an emerging market backed by the State of California pursuant to Measure W which sets aside an estimated $300 million a year from a tax to be used for public agencies to invest in related storm water capture and treatment infrastructure. Also, we were recently invited to participate in a pre-commercial pilot treating municipal wastewater in order to remove micropollutants which is organized by one of the leading engineering firms in the water industry in conjunction with prominent water treatment agency in the Pacific Northwest. Finally, we and a Chinese partner were awarded a grant co-funded by the governments of Canada and China to install an AOS pilot unit on-site at a petrochemical plant in Tianjin City, China, where the AOS would be used to eliminate hard-to-treat organic contaminants to new standards set by the Chinese government. However, we have not yet been able to verify the funding to be provided by the Chinese government to our collaborating partner, and thus are not yet fully committed to this project as it may require capital contributions that we are unwilling to commit to provide without additional funding.

All of these pilot projects represent an important step for our AOS technology, as well as for our company. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab ad nauseum. However, pilot projects for the AOS, as with any technology, are crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. As a reminder, we have many other pilots in evaluation to support this same cause.

We believe that our current designs for the AOS are cost-effective, commercially viable and should be ready for their first commercial launch in late 2019 or early 2020. We secured a patent on the AOS in 2018, and another in March 2019. We intend to continue refining and improving the AOS continually to accomplish a series of goals: expanded patent coverage, extended useful life, lower capital costs, lower energy costs, optimized performance, precise configurations for specific industry challenges, portability, and identifying its performance limits. Our current and most pressing goal for the AOS, as evidenced by the pilot projects described above, is to demonstrate its efficacy in field settings, which is a crucial and necessary step for the commercialization of any water treatment system.

Advanced Wound Care - Clyra Medical

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines. Our initial product designs focus in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds. In late 2018, we also acquired our second technology, a stem cell therapy technology, SkinDisc, that is both complementary to our antimicrobial product designs and it also presents a high value proposition to offer stand-alone products to the advanced wound care industry to assist in regenerating tissue. With the addition of highly skilled team members with extensive experience and proven track record of success in the medical industry and, the addition of the SkinDisc, we have expanded our plans to focus and build out a complete line of products to deliver state of the art solutions to assist in healing wounds. Therefore, we are also presently evaluating a number of additional licensing opportunities to add complementary technologies and products to our medical products portfolio with the goal of offering a complete menu of proprietary and patent protected products to better serve the advanced wound care patient population with state-of-the-art medical products. We are presently seeking pre-market clearance for our first advanced wound care product (application in process), from the U.S. Food & Drug Administration (“FDA”) under Section 510(k) of the Food, Drug, and Cosmetic Act.

We believe the total addressable market for Clyra Medical’s existing product designs in the advanced wound care market, dental, orthopedics and regenerative tissue markets will exceed $2.5 billion by 2022.

Our first and original advanced wound care product combines the broad-spectrum antimicrobial capabilities of iodine in a platform complex that promotes and facilitates wound healing. Our products are highly differentiated from existing antimicrobials in multiple ways - by the gentle nature in which they perform, extremely low dosing of active ingredients, reduced product costs, extended antimicrobial activity, and biofilm efficacy. In addition, iodine has no known acquired microbial resistance, unlike many competing products. We believe the future markets for some of our product designs may also include infection control and wound therapy in orthopedics, dental and veterinary markets. We also intend to pursue and study the use of our technology as a complimentary and synergistic platform for use with regenerative tissue therapy.

We have three patent applications pending for medical products, and are preparing additional applications. While these patent applications are pending, we intend to continue expanding patent coverage as we refine and expand our medical products.

We are in the process of obtaining regulatory approval (pre-market clearance) from the FDA for our first advanced wound care product. These efforts are ongoing as of the date of this annual report. Although the process has taken considerable time and money, and we have faced a number of delays as a result of the FDA’s requirements of us, we remain highly encouraged by our current interactions with the FDA staff and our current position. The process has confirmed that our product design falls in the scope of the 510(k) process and the pathway to clearance has now been better defined by senior staff at FDA. We are about to commence a large animal study to confirm that the Clyra product has no long-term adverse effects on wound healing as requested by the FDA. We believe this testing will confirm our products completely safe for use as indicated, and the results in the FDA’s hands for their evaluation within six months. While we remain confident that we will ultimately receive premarket clearance for this product, we can make no assurance or prediction as to success of these efforts, and must wait patiently for the process with the FDA to conclude. The company has numerous medical device product designs that it intends to pursue in the future as resources permit.

It is important to recognize that our current antimicrobial product in application is unique as an extremely low dose iodine complex resulting in an extraordinary level of testing being required by the FDA, and because of this, FDA have extended the product application for an additional six months. This is highly unusual, and FDA staff are working with us in order to allow our team to be able to deliver the test results from the large animal study as requested. We believe this product’s future role in the advanced wound care industry will be disruptive to many incumbent competing products like silver, hypochlorous acid and even other iodine-based products and therefore our extraordinary investment of time and money will have significant opportunity to generate a considerable return on investment as the products find their way through the FDA process for clearance and then to market adoption. Simply stated, we believe it is worth it and that we will succeed.

Our second technology and its related products center around the SkinDisc technology which we acquired in late 2018 from Scion Solutions, LLC (“Scion”). (See “Scion Solutions Acquisition – SkinDisc”, below.) Scion is led by Spencer Brown, a medical device industry veteran with more than 35 years’ experience in sales, account management, and distribution in the medical device industry. The SkinDisc product was developed by Dr. Brock Liden, a renowned medical podiatrist and expert in wound care and diabetic limb salvage. The SkinDisc is a therapy product that uses a patient’s own bone marrow and plasma in a unique mixture to generate a cell-rich bio gel for use with chronic wounds. It has been tested in over 250 patient cases with no adverse effects, and has successfully aided in the salvage of limbs that otherwise would have been amputated. The regenerative tissue therapy technique has been shown to assist in successful wound closure in time frames as short at 4 to 7 weeks with one or two  applications and is patent pending.

Clyra Medical also continues to actively work on the development of new products. It recently added Julian Bejarano, PhD to its team as an expert scientific researcher with more than 11 years of experience leading fundamental and applied research projects related to materials science and nanotechnology. In particular, Dr. Bejarano has six years of experience in projects related to biomaterials for regenerative medicine and multifunctional nanoparticles for controlled drug delivery. He holds a Materials Engineering degree and a Masters in Materials Engineering from the Universidad del Valle, Colombia. He also holds a PhD in Engineering Sciences with emphasis in Materials Science from the Universidad de Chile, Chile. Dr. Bejarano was a visiting researcher during his PhD studies at the Institute of Biomaterials at the University of Erlangen-Nuremberg, Germany. Following his doctorate studies, Dr. Bejarano was a postdoctoral fellow at the Advanced Center for Chronic Diseases in Chile for three years and Research Advisor for the Group of Polymer Engineering at the Universidad de Chile. Moreover, he has outstanding skills in project management, R&D, and innovation. His projects have been focused on the development and characterization of composites materials based on metals, polymers and ceramics, synthesis of multifunctional nanoparticles, encapsulation of therapeutic agents, and biological evaluation of materials. His findings in materials research have been published by prestigious international journals and he has presented at several international events related to biomaterials and materials science.

Clyra’s management is focused on obtaining its FDA clearance and evaluating additional technologies for purchase or license that we believe will enhance the company’s competitive position in the advanced wound care field as well as increase the company’s overall valuation.

We are committed to see these advanced wound care products go to market and we believe they will make a positive impact for a greater good around the world and generate meaningful financial results for our stockholders.

Scion Solutions Acquisition – SkinDisc

On September 26, 2018, we and Clyra Medical agreed to a transaction whereby we would acquire the intangible assets of Scion Solutions, LLC (“Scion”), and in particular its stem cell-based technology, the SkinDisc, and the know-how of key team members to support further research as well as the sale and distribution of Clyra Medical’s products based on our BioLargo technologies.

The parties entered into a Stock Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) whereby Clyra Medical acquired (and then sold to BioLargo) the Scion intangible assets, including the SkinDisc. The consideration provided to Scion is subject to an escrow agreement and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. The Clyra Medical common stock was initially held in escrow subject to the new entity raising $1,000,000 “base capital” to fund its business operations, which was raised effective December 17, 2018 (see below). One-half of the common stock was released to scion, and the second half remains subject to the following performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1,000,000 in aggregate gross revenue; and (e) recognition by Clyra Medical of $2,000,000 in gross revenue. In addition, Clyra and Scion entered into the $1,250,000 promissory note called for by the Purchase Agreement. The promissory note accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made as investment proceeds are received, at a rate of 25% of such proceeds, and 5% of Clyra Medical’s gross revenues.

Immediately following Clyra Medical’s purchase of Scion’s assets, Clyra Medical sold to BioLargo the assets, along with 12,755 Clyra Medical common shares. In exchange, BioLargo issued Clyra Medical 7,142,858 shares of BioLargo common stock. Concurrently, BioLargo licensed back to Clyra Medical the Scion assets. Scion may exchange its 10,000 Clyra Medical common shares for the 7,142,858 shares of BioLargo common stock issued to Clyra Medical, subject to the escrow and earn-out provisions described above. As of December 31, 2018, per the Closing Agreement, one-half of these shares have been earned and thus may be redeemed, and one-half remain subject to the earn-out provisions.

On December 17, 2018, we entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1,000,000 “base capital” established under the Purchase Agreement. With the satisfaction of the obligation to raise $1,000,000 in base capital, Clyra Medical agreed to release to Scion one-half of the shares of Clyra common stock exchanged for the Scion assets. The remaining Clyra Medical common shares remain subject to the Escrow Agreement dated September 26, 2018, subject to the metrics identified above. We were initially introduced to the SkinDisc product and Scion Solutions through Dr. Liden and Tanya Rhodes’s consulting work with Clyra Medical (both Dr. Liden and Ms. Rhodes have ownership interest in Scion). Prior to the execution of the above-described agreements, BioLargo did not have any material relationship with Scion’s founder Spencer Brown.

Intellectual Property

We have 20 patents issued, including 18 in the United States, and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

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

We incurred approximately $1,700,000 in expense related to our research and development activities in 2018, an increase of approximately $100,000 over the prior year. We have shifted the focused in our Canadian research facility to focus on commercializing our AOS technology and thus expect these expenses to decrease in 2019.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, at present, is as follows:

U.S. Patents

●         U.S. Patent 10,238,990, issued on March 26, 2019, and 10,051,866, issued on August 21, 2018, which protect our AOS system.

●         U.S. Patent 10,046,078, issued on August 14, 2018, relating to the misting systems that eliminate odors in waste transfer stations, landfills, and other waste handling facilities.

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

Our Company

BioLargo, Inc. is a corporation organized under the laws of the state of Delaware. Our common stock is quoted on the OTC Markets OTCQB “Venture Marketplace” under the trading symbol “BLGO”.

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (888) 400-2863. We operate through multiple wholly-owned subsidiary entities, including: BioLargo Life Technologies, Inc., to hold our intellectual property; Odor-No-More, Inc., to manufacture, market, sell and distribute our odor control products; a Canadian subsidiary, BioLargo Water, Inc., for our Canadian research and development operations; BioLargo Development Corp., through which our employees are employed; BioLargo Engineering, Science & Technologies, LLC. Additionally, we own 46.3% of Clyra Medical Technologies, Inc., formed to develop and market medical products based on our technology.

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

As of December 31, 2018 our executive officers were:

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

Employees

As of the date hereof, we had 25 full time employees. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants on an as-needed basis who provide certain specified services to us.

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

We have not yet generated any significant revenue from operations, and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses, and initial sales and marketing activities. We have funded the majority of our activities through the issuance of convertible debt or equity securities. Although sale of our CupriDyne Clean products are increasing, and we are devoting more energy and money to our sales and marketing activities, we continue to anticipate net losses and negative cash flow for the foreseeable future. We believe we have the opportunity to reach positive cash flow in 2019, although doing so depends on many factors, including our ability to fund sales and marketing activities, and the rate of client adoption. There can be no assurance that our revenues will be sufficient for us to become profitable in 2019 or future years, or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan, including generally the need for odor control products in solid waste handling operations, which we may not fully understand or be able to predict.

Our cash requirements are significant. We will require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses will continue to be significant. Our net cash used in continuing operations for the year ended December 31, 2018 was almost $4,000,000, over $300,000 per month. During that same period, we generated only $1,364,000 in total gross revenues. Thus, in order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our products and from our engineering division, we expect to continue to use cash in 2019 as it becomes available.

At December 31, 2018, we had working capital deficit of approximately $1,536,000. Our auditor’s report for the year ended December 31, 2018 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

In August 2017, we entered into a three-year purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”) through which we may direct Lincoln Park to purchase shares of our common stock at prices that depend on the market price of our stock (the “LPC Agreement”). Over time, and subject to multiple limitations, we may direct Lincoln Park to purchase up to $10,000,000 of our common stock. Since inception of the LPC Agreement, through December 31, 2018, we directed Lincoln Park to purchase 4,025,733 shares of our common stock, and received $1,349,969 in proceeds. During the year ended December 31, 2018, we directed Lincoln Park to purchase 2,850,733 shares of our common stock, and received $838,884 in proceeds. The extent to which we rely on Lincoln Park as a source of funding in 2019 will depend on a number of factors, including the prevailing market price of our common stock, and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we were receive the full maximum commitment of $10,000,000 in aggregate gross proceeds from sales of our common stock to Lincoln Park during the three year term of the LPC Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

From time to time, we issue stock, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities rather than cash in consideration for services provided to us. We include these provisions in agreements to allow us to preserve cash. When we pay employees, vendors and consultants in stock or stock options, we do so at a premium. We anticipate that we will continue to do so in the future. All such issuances are dilutive to our stockholders because they increase (and will increase in the future) the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow. These issuances also increase the expense amount recorded.

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

Our internal controls are not effective.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

Our management team for financial reporting, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. Recognizing the dynamic nature and growth of the Company’s business in the year ended December 31, 2018, including the growth of the core operations and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. Until we have adequate resources to increase address these issues, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

If we are not able to manage our anticipated growth effectively, we may not become profitable.

We anticipate that expansion will continue to be required to address potential market opportunities for our technology and our products. Our existing infrastructure is limited. While we believe our current manufacturing processes as well as our office and warehousing provide the basic resources to expand as we grow sales of CupriDyne Clean to more than $2 million per month, our infrastructure will need more staffing to support manufacturing, customer service, administration as well as sales/account executive functions. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that, if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and our operating results.

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

We do not have the required financial and human resources or capability to manufacture the chemicals necessary to make our odor control products. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our technology or reduce its competitiveness even if it reaches the market. Any such delay related to such future agreements could adversely affect our business.

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

The potential markets for products into which our technology can be incorporated are rapidly evolving, and we have many successful competitors including some of the largest and most well-established companies in the world. (see, herein: “Description At this time, our technology is unproven in all but one industry – waste management – and the use of our technology by others, and the sales of our products, is relatively nominal. The commercial success of products incorporating our technology will depend on the adoption of our technology by commercial and consumer end users in various fields.

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

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

●	delays in product development by us or third parties;

●	market acceptance of products incorporating our technology;

●	changes in the demand for, and pricing of, products incorporating our technology;

●	competition and pricing pressure from competitive products; and

●	expenses related to, and the results of, proceedings relating to our intellectual property.

We expect our operating expenses will continue to fluctuate significantly in 2019 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Substantial, complex or extended litigation could cause us to incur major expenditures and distract our management. For example, lawsuits by employees, former employees, investors, stockholders, partners, customers or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. As a result of our financing activities over time, and by virtue of the number of people that have invested in our company, we face increased risk of lawsuits from investors. Such lawsuits or actions could from time to time be filed against our company and/or our executive officers and directors. Such lawsuits and actions are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or actions on terms favorable to our company.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

●	incur substantial monetary damages;

●	encounter significant delays in marketing our current and proposed product candidates;

●	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

●	lose patent protection for our inventions and products; or

●	find our patents are unenforceable, invalid or have a reduced scope of protection

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

Over time, we may develop business relationships outside of North America, and as those efforts are pursued, we will face risks related to those relationships such as:

●	foreign currency fluctuations;

●	unstable political, economic, financial and market conditions;

●	import and export license requirements;

●	trade restrictions;

●	increases in tariffs and taxes;

●	high levels of inflation;

●	restrictions on repatriating foreign profits back to the United States;

●	greater difficulty collecting accounts receivable and longer payment cycles;

●	less favorable intellectual property laws, and the lack of intellectual property legal protection;

●	regulatory requirements;

●	unfamiliarity with foreign laws and regulations; and

●	changes in labor conditions and difficulties in staffing and managing international operations.

The volatility of certain raw material costs may adversely affect operations and competitive price advantages for products that incorporate our technology.

Most of the chemicals and other key materials that we use in our business, such as minerals, fiber materials and packaging materials, are neither generally scarce nor price sensitive, but prices for such chemicals and materials can be cyclical. Super Absorbent Polymer (SAP) beads, which are a petrochemical derivative, have been subject to periodic scarcity and price volatility from time to time during recent years, although prices are relatively stable at present. Should the volume of our sales increase dramatically, we may have difficulty obtaining SAP beads or other raw materials at a favorable price. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of alternative suppliers, but these efforts are limited by the size of our operations. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Certain of our products sales historically have been highly impacted by fluctuations in seasons and weather.

Industrial odor control products have proven highly effective in controlling volatile organic compounds that are released as vapors produced by decomposing waste material. Such vapors are produced with the highest degree of intensity in temperatures between 40 degrees Fahrenheit (5 degrees Celsius) and 140 degrees Fahrenheit (60 degrees Celsius). When weather patterns are cold or in times of precipitation, our clients are less prone to use our odor control products, presumably because such vapors are less noticeable or, in the case of precipitation, can be washed away or altered. This leads to unpredictability in use and sales patterns for, especially, our CupriDyne Clean product line which accounts for over one-half our total sales.

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

On August 25, 2017, we entered into the LPC Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our common stock, noted above in our Risks Related to our Business. We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Sales of our common stock, if any, to Lincoln Park will depend on market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the LPC Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock, as well as sales of our stock by Lincoln Park into the open market causing reductions in the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the OTC Markets (OTCQB). Being quoted on the OTCQB has made it more difficult to buy or sell our stock and from time to time has led to a significant decline in the frequency of trades and trading volume. Continued trading on the OTCQB will also likely adversely affect our ability to obtain financing in the future due to the decreased liquidity of our shares and other restrictions that certain investors have for investing in OTCQB traded securities. While we intend to seek listing on the Nasdaq Stock Market (“Nasdaq”) or another national stock exchange when our company is eligible, there can be no assurance when or if our common stock will be listed on Nasdaq or another national stock exchange.

The market price of our stock is subject to volatility.

●

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

●	developments with respect to patents or proprietary rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

●	conditions and trends in our industry;

●	new accounting standards;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described in this Annual Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our company owns no real property. We currently lease approximately 9,000 square feet of office and industrial space at 14921 Chestnut St., Westminster, CA 92683. The current lease term is from September 1, 2016 to August 31, 2020, at a monthly rent of $8,379. In addition to serving as our principal offices, it is also a manufacturing facility where we manufacture our products, including our CupriDyne Clean Industrial Odor, and Specimen Transport Solidifiers.

We also lease approximately 13,000 square feet of office and warehouse space at 105 Fordham Road, Oak Ridge, Tennessee, 37830, for our professional engineering division. The lease term is from September 1, 2017 through August 31, 2020, at a monthly rent of $5,400.

We also lease approximately 1,500 square feet of office and lab space from the University of Alberta. The current lease term expires June 30, 2019, at monthly rent of $5,729 Canadian dollars. These offices serve as our primary research and development facilities.

Our telephone number is (888) 400-2863.

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

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2017		2018
	High	Low	High	Low
First Quarter	$0.83	$0.47	$0.41	$0.21
Second Quarter	$0.53	$0.39	$0.45	$0.23
Third Quarter	$0.66	$0.42	$0.45	$0.22
Fourth Quarter	$0.52	$0.39	$0.30	$0.18

The closing bid price for our common stock on March 22, 2019, was $0.187 per share. As of such date, there were approximately 645 registered owners of approximately 88,000,000 shares of our common stock, and approximately 2,500 beneficial owners (held in street name) of approximately 55,000,000 shares.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	11,010,103(1)	$0.42	38,681,483
Equity compensation plans not approved by security holders(2)	19,319,496	$0.43	n/a
Total	30,329,599	$0.57	38,681,483

(1)

Includes 9,721,586 shares issuable under the 2007 Equity Plan, which expired September 6, 2017, and 1,288,517 shares issuable under the 2018 Equity Incentive Plan adopted by the Board on March 7, 2018 and subsequently approved by stockholders on May 23, 2018.

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

On October 12, November 21 and December 19, 2018, we issued 4,434, 7,514 and 27,380 shares, respectively, of our common stock for $10,000 of interest due to our note and line of credit holders.

On October 16, November 16 and on December 16, 2018, we issued 37,693, 43,384 and 44,053 shares, respectively, of our common stock pursuant to a consulting agreement totaling $29,916 for services to our company.

On November 21, 2018, we issued 340,848 shares of our common stock to an investor who elected to convert $100,000 principal amount of convertible notes. Of that amount, 333,334 shares were issued as payment of principal, and 7,514 shares as payment of outstanding interest.

On December 19, 2018, we issued 666,668 shares of our common stock to Vista Capital upon its election to convert $166,667 of the Vista 2017 Note. Of that amount, 639,288 shares were issued as payment of principal, and 27,380 shares as payment of interest.

On December 18, 2018, we issued 7,142,858 shares of our common stock to Clyra Medical as consideration for our acquisition of (i) the Scion intellectual property and (ii) 12,755 shares of Clyra Medical common stock (see Part I, Item I, “Advanced Wound Care – Clyra Medical”). .

On December 31. 2018, we issued 42,553 shares of our common stock to a charitable organization focused on diabetes research, and related to our Clyra Medical products.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2018 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2018 and 2017

We operate our business in distinct business segments:

●	Odor-No-More, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●	BLEST, our professional engineering services division supporting our internal business units and serving outside clients on a fee for service basis;

●	BioLargo Water, our Canadian division that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system;

●	Clyra Medical, our partially owned subsidiary focused on the Advanced Wound Care industry; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

We invest cash into each of these segments on a regular basis, as none of the segments yet generates enough cash to fund their operations. However, both Odor-No-More and BLEST are trending towards cash-flow positive, and we expect each of those two segments to begin to generate positive cash for BioLargo in 2019.

Annual revenue for the year ended December 31, 2018 was $1,364,000, more than double the revenue of $516,000 in 2017. We generated revenue from two of our operating divisions – Odor-No-More and BLEST. Our business segments obtain cash to support operations in different ways. Odor-No-More and BLEST generate revenues from third parties, and receive funding as needed from their parent corporation, BioLargo. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo. Clyra Medical, however, relies direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

Odor-No-More

Our wholly owned subsidiary Odor-No-More generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. Although Odor-No-More did not generate a net profit in 2018, its revenues continued to increase throughout the year, and in the fourth quarter of 2018 its net loss was only $68,000 (for the year, its net loss was $433,000).

Revenue (Odor-No-More)

Odor-No-More’s revenues more than doubled in 2018, to $1,123,000, comprised of $1,016,000 in product sales, and $107,000 in design, installation and maintenance services (including related parts). Of product sales, approximately 50% was generated from sales of CupriDyne Clean products, and approximately one-third from sales to the U.S. military.

Sales of our CupriDyne Clean products increased 68% from the prior year, due to the acquisition of more clients and client locations, and the sale and delivery of more products than in years past. Of our CupriDyne Clean sales, approximately two-thirds were made pursuant to “national purchasing agreements” (“NPA”) with the four largest waste handling companies in the United States. We expect our sales to NPA clients to continue to increase in 2019 as we expect to continue to add new service locations for those customers. And, for one such company, we have only recently become fully authorized in their corporate system, opening up potential sales to their more than 1,000 U.S. locations.

Sales to the U.S. military are primarily our Specimen Transport Solidifier pouches, and are made to the U.S. Defense Logistics Agency through our distributor Downeast Logistics. These sales increased by almost three-fold in 2018 as compared with 2017. The vast majority of these sales are made through a bid process in response to a request for bids to which any qualified government vendor can respond, and our increased revenue in 2018 is due to an increased volume of sales from the bidding process. We cannot know in advance the frequency or size of such requests from the US Government, or whether our bids will be successful, and as such we are uncertain as to our future revenues through this system.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of gross sales, Odor-No-More’s costs of goods was 51% in 2018 versus 64% in 2017. In mid-2018, because of higher volumes, Odor-No-More was able to decrease its costs by purchasing raw materials directly from manufacturers at more favorable prices, resulting in the year-to-year cost of goods decrease.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense related to its operations. Odor-No-More’s SG&A expenses increased to $969,000 in 2018, as compared with $661,000 in 2017, an increase of 47%. These expenses have increased alongside Odor-No-More’s efforts to increase revenues by hiring additional sales and support staff. We expect its SG&A expenses to increase in 2019 as it continues to add sales and support personnel as its number of customers and revenues increase.

Net Loss (Odor-No-More)

Odor-No-More generated $1,123,000 in revenue, a gross margin of $552,000, and had total costs and expenses of $985,000, resulting in a net loss of $433,000. Odor-No-More is trending toward profitability. Its gross margin from product sales has increased significantly since 2017, and its loss from operations is trending downward:

We believe these trends will continue. The loss from operations is trending downward for two reasons. First, Odor-No-More was able to reduce its product costs as a result of its increased volume (purchasing power). Second, increased sales resulted in increased gross margin contributing to the company’s operational costs.

Because the subsidiary had a net loss, we invested cash into it during the year to allow it to fund its operations. However, this need for cash decreased as 2018 progressed, and in the fourth quarter of 2018, it needed only $51,000 cash (as compared with over $400,000 for the year). We expect that Odor-No-More’s sales will continue to increase, and thus its gross margin will continue to increase. By the end of 2019, we expect that Odor-No-More will no longer require a cash subsidy to operate, but will be contributing cash to our corporate operations.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $241,000 of revenues from third party clients in its first full year of operation, versus only $12,000 in revenue in its first three months of operation in 2017. BLEST’s revenues increased in the latter part of the year, with approximately one-half of its revenues generated during the fourth quarter 2018. Its revenues do not include over $600,000 of work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system. Our engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our Odor-No-More operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In 2018, its cost of services were 71% of its revenues, versus 66% in 2017. We expect the cost of services to remain stable in 2019.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include both cash and non-cash expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies. Because BLEST began operations in the fourth quarter of 2017, and thus its SG&A expenses of $409,000 in 2018 does not have a comparable period in 2017. We expect these expenses to increase only slightly in 2019, as the staff required to increase service to its clients and revenues will be included in cost of services.

Net Loss (BLEST)

BLEST generated $241,000 in revenue, a gross margin of $69,000, and had total costs and expenses of $991,000, resulting in a net loss of $750,000.

While we are unable to record revenues generated from intracompany services by the engineering group to other operating divisions, it is important to note that the net loss would be eliminated if BLEST were an outside contract for hire services company selling services to our water company or our industrial odor and VOC control operating unit.

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations decreased considerably towards the end of calendar year 2018. We expect this trend to continue, and expect that in 2019 its sales will continue to increase, and thus its gross profit will continue to increase. By the end of 2019, we expect that it will no longer require a cash subsidy to operate, but will be contributing cash to our corporate operations.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 65 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income remained consistent between 2017 and 2018. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the year ended December 31, 2017 and 2018, we received $71,000 and $73,000.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – company wide

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses increased by 19% ($834,000) in 2018 to $5,264,000.4 Our non-cash expenses (through the issuance of stock and stock options) increased in 2018 compared with 2017 ($2,242,000 compared to $1,564,000) because our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed. The largest components of our SG&A expenses included (in thousands):

	Year ended December 31, 2017	Year ended December 31, 2018
Salaries and payroll related	$1,610	$1,973
Professional fees	651	800
Consulting	810	839
Office expense	627	987
Board of director expense	306	280
Sales and marketing	224	246
Investor relations	201	139

Our salaries and payroll-related and office-related expenses increased in 2018 due to the addition of our engineering subsidiary for the full year of 2018 compared to only three months of 2017. Our professional fees increased in 2018 due to increased needs for legal and accounting as a result of the registration statements filed during 2018, the special stockholder meeting held in September 2018 and other work related to our efforts to list our common stock on a national exchange, and the purchase of the intellectual property of Scion Solutions (see Part I, Item I, “Advanced Wound Care – Clyra Medical,” above). Office expense increased due to the addition our engineering segment in Tennessee. Our investor relations fees decreased in 2018 compared with 2017 due to a reduction in the use of outside investor relation firms during that period. The Company has maintained investor relations support with internal personnel.

Research and Development

In the year ended December 31, 2018, we spent approximately $1,700,000 in the research and development of our technologies and products. This was a slight increase of 5% ($86,000) over 2017. This number does not include over $300,000 in internal billings from our engineering division’s work on the AOS system.

As we transition our Canadian operations from pure research and development towards a focus on commercializing the AOS system, we expect their contribution to our total research and development expenses to decrease in 2019. We expect this to be offset by increased research and development at Clyra Medical, which we expect to be funded entirely from its own resources.

Interest expense

Our interest expense for the year ended December 31, 2018 was $3,494,000, a decrease of $366,000 compared with 2017, and of which $54,000 was paid in cash, and the remainder, $3,440,000, is non-cash expense. Our non-cash interest related expenses were comprised primarily as follows: (i) $2,766,000 as one-time, non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument (in 2017, it was $3,058,000), and (ii) $524,000 related to interest paid in stock on debt instruments. While we cannot predict our interest expense in 2019, our outstanding debt as of December 31, 2018 was substantially less than as of December 31, 2019, and thus we expect our interest expense in 2019 to decline.

4 This includes all of our operational segments (including Odor-No-More and BLEST discussed above).

We record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to decrease in 2019 because the total amount we amortize (the line item on our balance sheet “Discount on convertible notes payable and line of credit, net of amortization”) decreased by $1,784,000 in 2018 – from $2,107,000 at December 31, 2017, to $323,000 at December 31, 2018. However, any decrease would be offset if we issue new debt instruments in 2019 that are combined with warrants, or if we issue new warrants as consideration to extend maturity dates on existing debt instruments.

Net Loss

Net loss for the year ended December 31, 2018 was $10,696,000 a loss of $0.09 per share, compared to a net loss for the year ended December 31, 2017 of $9,547,000 a loss of $0.10 per share. Our net loss this year was somewhat offset by an increase in revenue; nevertheless, the net loss increased mainly due to the increase in financing costs, non-cash interest expense to obtain capital, and increased payroll and related office expenses which are primarily associated with the start-up expenses related to our engineering operating unit. The decrease in net loss per share for the year ended December 31, 2018 is primarily attributable to the increase in the number of shares outstanding from 2017 to 2018.

The net loss per business segment is as follows (in thousands):

Net loss	Year ended December 31, 2017	Year ended December 31, 2018
Odor-No-More	$(500)	$(433)
BLEST	(90)	(750)
Clyra Medical	(915)	(883)
BioLargo Water	(741)	(571)
Corporate	(7,301)	(8,059)

Consolidated net loss	$(9,547)	$(10,696)

It is important to note that of the corporate net loss of $8,059,000, interest expense was $3,494,000, of which $3,440,000 was a non-cash expense. R & D was $1,700,000 primarily attributed to the accelerated development of the AOS technology. These two items alone account for $5.2 million in losses of the consolidated loss of $10,696,000 in total losses. With expanding sales, we believe that Odor-No-More and BLEST (engineering) can achieve positive cash flow from operations. However, with the continued development costs associated with Clyra Medical (even though it is financed directly through the sale of stock in Clyra), and with the addition of any ongoing development costs associated with BioLargo Water to be incurred through pre-commercial piloting, we expect to continue to incur a net loss for the foreseeable future.

We have made considerable investments in our water and medical technologies as well as supporting the start-up expenses for our engineering team. We believe those investment will pay off as we now are narrowly focused on commercial sales.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2018, we had a net loss of $10,696,000, used $3,891,000 cash in operations, and at December 31, 2018, we had a working capital deficit of $1,536,000, and current assets of $955,000.  At December 31, 2018, we had convertible debt, promissory notes, and line of credit obligations outstanding with an aggregate principal balance of $3,487,000, an accumulated deficit of $111,723,000, and net stockholders’ deficit of $1,496,000. We do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and thus we believe we will have to raise additional investment capital to both fund our operations and refinance our existing debt.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. Odor-No-More and BLEST generate cash by selling products and services. Clyra Medical obtains cash from third party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits. Our corporate operations generate cash through private offerings of stock, debt instruments, and warrants. In 2018, cash was generated as follows (in thousands):

	2017 (year)	2018 (Year)
SOURCES OF INCOME AND CASH
Revenue from operations	$516	$1,364
Grant income	140	158
Tax credit income	71	73
Cash investments (to BioLargo)	3,373	2,637
Cash investments (to Clyra)	750	1,005
Total:	$4,850	$5,237

Only two segments (Odor-No-More and BLEST) generated revenues in the year ended December 31, 2018. As such, we provided a cash subsidy to each business segment to allow it to fund its operations. For our two revenue generating divisions, cash needs have decreased as their revenues have increased. In the fourth quarter of 2018, Odor-No-More’s gross margin and cash receipts from clients were such that it needed only $51,000 extra cash from corporate to meet its operational expenses. BLEST similarly increased its revenues such that it needed little cash from corporate during the fourth quarter to maintain it operations. We expect these trends to continue, and expect that at some point in the calendar year 2019 both Odor-No-More and BLEST will be generating profits and contributing cash to corporate operations.

In the first quarter of 2019, we shifted focus at our Canadian subsidiary (BioLargo Water) from pure research and development to commercializing the AOS system. In doing so, we reduced our research staff and thus reduced its monthly cash needs by $15,000.

Clyra Medical is unique in that it funds its operations through third party investments. We do not intend to subsidize its operations in the future.

We used almost four million dollars cash in our total operations in 2018. At December 31, 2018, we had current assets of just less than one million dollars. Thus, to maintain the same level of operations in 2019, and notwithstanding the increasing revenues at Odor-No-More and BLEST, we expect to continue to need to raise investment capital. In 2018, we conducted private securities offerings and received $3,642,000 net proceeds. Since first acquiring the BioLargo technology in the spring of 2007, we have received investment capital of approximately $22,000,000 which we have invested in development and commercialization efforts. We intend to continue to raise money through private securities offerings for the foreseeable future. Although we engaged an investment banking firm and filed a registration statement to raise $7,500,000 in conjunction with an application for listing our common stock on the Nasdaq Capital Markets, no assurance can be made that we will move forward in the near future with that offering or our listing application.  We may reconsider and postpone these efforts as management believes our current market capitalization does not reflect the true value of the Company or recognize the significant business opportunities that lie ahead. Our board intends to evaluate these and other factors, including the anticipated dilution to our stockholders of an offering of the size required to meet the initial and continued listing requirements. No assurance can be made of our success at raising money through private or public offerings, or of our intended listing on a national exchange.

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a written purchase order , in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

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

Warrants

Warrants issued with our convertible and non-convertible debt instruments are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

Convertible debt instruments are  recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible debt instrument is examined for any intrinsic beneficial conversion feature (“BCF”) of which the conversion price is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible debt instrument and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2017 and 2018 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2018 and 2017 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business in the year ended December 31, 2018, including the addition of an engineering division in late 2017, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders, currently scheduled to be held on July 23, 2019 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit  Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
3.4	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.6	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.7	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.8	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.9	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.10	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.11	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.12	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.13	$440,000 convertible note, matures July 20, 2019	Form 10-Q	8/14/2017
4.14	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.15	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.16	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017

4.17	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017
4.18	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.20	Promissory Note dated January 16, 2018, by and between BioLargo, Inc. and FirstFire Global Opportunity Fund, LLC.	S-1	1/17/2018
4.21	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.22	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.23	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.24	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.25	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.26	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.27	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.28	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.29	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.30	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.31	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.32	September 2018 Amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.33	Stock Purchase Warrant issued to Vista Capital Investments dated September 12, 2018.	Form 8-K	9/18/2018
4.34	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.35	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.36	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.37	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.38	Stock Purchase Agreement and Plan of Reorganization dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.39	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.40	Triton Funds LP Securities Purchase Agreement	Form 8-K	10/22/2018
4.41	Convertible Promissory Note issued to Triton Funds LP dated October 12, 2018	Form 8-K	10/22/2018
4.42	Stock Purchase Warrant issued to Triton Funds LP	Form 8-K	10/22/2018

4.43	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019
4.44	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.45	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.46	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.47	Amendment dated March 5, 2019 to Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	3/8/2019
4.48	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.49	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
10.1†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.2	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.10	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.11	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.12†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
10.13	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.14	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.15†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 29, 2019	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 29, 2019
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 29, 2019
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 29, 2019
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate Secretary and	March 29, 2019
Joseph L. Provenzano	Director

/s/ Jack B. Strommen	Director	March 29, 2019
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 29, 2019
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 29, 2019
Kent C. Roberts II

/s/John S. Runyan	Director	March 29, 2019
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, has limited capital resources, a net stockholders’ deficit, and significant debt obligations coming due in the near term.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                                                                 /s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2011.

Irvine, California

March 29, 2019

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2018

(in thousands, except for per share data)

	DECEMBER 31, 2017	DECEMBER 31, 2018
Assets
Current assets:
Cash and cash equivalents	$990	$655
Accounts receivable, net of allowance	94	257
Inventories, net of allowance	54	26
Prepaid expenses and other current assets	20	17
Total current assets	1,158	955

In-process research and development (Note 3)	—	1,893
Equipment, net of depreciation	109	126
Other non-current assets, net of amortization	34	35
Deferred offering cost	195	176
Total assets	$1,496	$3,185

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$224	$501
Notes payable	—	400
Line of credit	—	430
Convertible notes payable	5,249	1,365
Discount on convertible notes payable, and line of credit, net of amortization	(1,257)	(205)
Total current liabilities	4,216	2,491

Long-term liabilities:
Convertible notes and note payable	1,539	285
Clyra Medical note payable (Notes 3 and 10)	—	1,007
Liability to Clyra Medical shareholder (Notes 3 and 10)	—	643
Discount on convertible notes payable, net of amortization	(850)	(118)
Total liabilities	4,905	4,308

COMMITMENTS, CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2017 and December 31, 2018, respectively.	—	—
Common stock, $.00067 Par Value, 200,000,000 Shares Authorized, 104,164,465 and 141,466,071 Shares Issued, at December 31, 2017 and December 31, 2018, respectively.	70	95
Additional paid-in capital	97,093	110,222
Accumulated other comprehensive loss	(62)	(90)
Accumulated deficit	(101,205)	(111,723)
Total Biolargo Inc. and Subsidiaries stockholders’ equity (deficit)	(4,104)	(1,496)
Non-controlling interest (Note 10)	695	373
Total stockholders’ equity (deficit)	(3,409)	(1,123)
Total liabilities and stockholders’ equity (deficit)	$1,496	$3,185

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

(in thousands, except for per share data)

	DECEMBER 31, 2017	DECEMBER 31, 2018
Revenue
Product revenue	$504	$1,123
Service revenue	12	241
Total revenue	516	1,364

Cost of revenue
Cost of goods sold	(315)	(571)
Cost of service	(8)	(172)
Total cost of revenue	(323)	(743)
Gross profit	193	621

Operating expenses:
Selling, general and administrative expenses	4,429	5,264
Research and development	1,630	1,719
Depreciation and amortization	30	50
Total operating expenses	6,089	7,033

Operating loss	(5,896)	(6,412)

Other income (expense):
Grant income	140	158
Tax credit income	71	73
Interest expense	(3,862)	(3,494)
Debt conversion expense	—	(276)
Loss on extinguishment of debt	—	(745)
Total other (expense) income	(3,651)	(4,284)

Net loss	(9,547)	(10,696)

Net loss attributable to noncontrolling interest	(429)	(475)
Net loss attributable to common shareholders	$(9,118)	$(10,221)

Net loss per share attributable to common stockholders:
Loss per share attributable to shareholders – basic and diluted	$(0.10)	$(0.09)
Weighted average number of common shares outstanding:	98,941,169	122,000,940

Comprehensive loss attributable to common shareholders

Net loss	$(9,547)	$(10,696)
Foreign translation adjustment	20	(28)
Comprehensive loss	(9,527)	(10,724)

Comprehensive loss attributable to noncontrolling interest	(429)	(475)
Comprehensive loss attributable to shareholders	$(9,098)	$(10,249)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)
Balance, December 31, 2016	92,975,970	$62	$90,610	$(91,915)	$(82)	$555	$(770)
Issuance of common stock for service	984,070	1	461	—	—	—	462
Issuance of common stock for interest	1,436,751	1	673	—	—	—	674
Stock to CEO	1,500,000	1	(1)	—	—	—	—
Conversion of notes	2,316,748	2	890	—	—	—	892
Exercise of warrants	510,000	—	153	—	—	—	153
Exercise of stock options	2,501,937	2	(2)	—	—	—	—
Financing fee in stock	738,998	—	304	—	—	—	304
Sale of stock for cash	1,199,991	1	510	—	—	—	511
Stock option compensation expense	—	—	1,103	—	—	—	1,103
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,145	—	—	—	1,145
Purchase of Clyra Medical common stock	—	—	—	—	—	(40)	(40)
Issuance of Clyra Medical common stock	—	—	411	—	—	609	1,020
Deemed dividend for the change in accounting for derivative liability	—	—	344	(344)	—	—	—
Cumulative effect of change in accounting for derivative liability	—	—	492	172	—	—	664
Net loss	—	—	—	(9,118)	—	(429)	(9,547)
Foreign currency translation	—	—	—	—	20	—	20
Balance, December 31, 2017	104,164,465	$70	$97,093	$(101,205)	$(62)	$695	$(3,409)
Conversion of notes	18,859,100	13	6,177	—	—	—	6,190
Inducement to convert notes	2,749,197	2	630	—	—	—	632
Issuance of common stock for service	3,214,121	2	906	—	—	—	908
Issuance of common stock for interest	2,042,196	1	523	—	—	—	524
Financing fee in common stock	402,385	—	127	—	—	—	127
Issuance of common stock for the acquisition of In-process research and development	7,142,858	5	(5)	—	—	—	—
Sale of stock for cash	2,891,749	2	837	—	—	—	839
Warrant exercise price reduction for cash	—	—	149	—	—	—	149
Stock option compensation expense	—	—	1,335	—	—	—	1,335
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	795	—	—	—	795
Issuance of Clyra Medical common stock	—	—	852	—	—	153	1,005
Fair value of warrants for extension of debt	—	—	506	—	—	—	506
Deemed dividend for the change in accounting for derivative liability	—	—	297	(297)	—	—	—
Net loss	—	—	—	(10,221)	—	(475)	(10,696)
Foreign currency translation	—	—	—	—	(28)	—	(28)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

(in thousands, except for per share data)

	DECEMBER 31, 2017	DECEMBER 31, 2018
Cash flows from operating activities
Net loss	$(9,547)	$(10,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,103	1,335
Common stock issued for in lieu of salary to officers and fees for services from vendors	421	898
Common stock issued for interest	674	524
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	3,058	2,766
Loss on extinguishment of debt	—	745
Debt conversion expense	—	276
Deferred offering expense	11	19
Financing fee paid in stock	—	42
Amortization and depreciation expense	30	50
Bad debt expense	3	—
Changes in assets and liabilities:
Accounts receivable	(29)	(163)
Inventories	(20)	28
Accounts payable and accrued expenses	114	284
Accrued officer bonus	(80)	—
Prepaid expenses and other assets	(22)	1
Net cash used in operating activities	(4,284)	(3,891)
Cash flows from investing activities
Equipment purchases	(29)	(58)
Net cash used in investing activities	(29)	(58)
Cash flows from financing activities
Proceeds from convertible notes payable	1,799	705
Proceeds from the sale of stock in Clyra Medical	750	1,005
Repayment of Clyra Medical note payable	—	(243)
Proceeds from sale of stock to Lincoln Park Capital	511	839
Proceeds from notes payable	—	400
Proceeds from line of credit	250	430
Proceeds from conversion inducement	—	357
Proceeds from warrant buy down	—	149
Proceeds from warrant exercise	153	—
Repurchase of Clyra Medical shares	(40)	—
Repayment of letter of credit	(50)	—
Net cash provided by financing activities	3,373	3,642
Net effect of foreign currency translation	20	(28)
Net change in cash	(920)	(335)
Cash at beginning of year	1,910	990
Cash at end of year	$990	$655
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9	$54
Income taxes	$5	$13
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes and letter of credit	$3,006	$795
Conversion of lines of credit into convertible notes payable	$250	$—
Conversion of convertible notes payable into common stock	$891	$6,190
Convertible Notes issued with Original Issue Discount	$70	$85
Note payable issued for intellectual property	$—	$1,250
Liability to Scion Solutions, LLC		$643
Fair value of stock issued for equipment	$40	$10
Fair value of stock issued for financing fees	$304	$85
Fair value of stock issued for conversion of Clyra Medical line of credit	$250	$—
Stock grant to CEO	$1	$—
Exercise of stock options	$12	$—
Deemed dividend	$344	$297
Cumulative effect of change in account for derivative liability	$664	$—

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

Note 1. Business and Organization

Description of Business

BioLargo, Inc. delivers innovative and sustainable technology-based products and services, as well as environmental engineering expertise, across a broad range of industries with an overriding mission to “make life better” with a focus on clean water, clean air, and advanced wound care. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2018, we had a net loss of $10,696,000, used $3,891,000 cash in operations, and at December 31, 2018, we had a working capital deficit of $1,536,000, and current assets of $955,000. We do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, we generated revenues of $1,364,000 through two  subsidiaries (Odor-No-More and BLEST – see Note 2, “Business Segment Information”). Neither generated enough revenues to fund their operations, and thus in order for those two, and our other, business segments to continue to operate throughout 2018, we conducted private securities offerings. During the year ended December 31, 2018, we received $3,642,000 net proceeds from various private securities offerings, and ended the year with total cash and cash equivalents of $655,000. Our cash position as of date hereof is insufficient to pay our debt obligations due in April 2019, and thus we must either refinance or renegotiate these obligations. Our cash position is insufficient to maintain our current level of operations and research/development, and thus we will be required to raise substantial additional capital to continue to fund our operations in 2019, as well as our future business plans. We continue to raise money through private securities offerings (see Note 14), and continue to negotiate for more substantial financings from private and institutional investors. Although we engaged an investment banking firm and filed a registration statement to raise $7,500,000 in conjunction with an application for listing our common stock on the Nasdaq Capital Markets, no assurance can be made that we will move forward in the near future with that offering or our listing application. We may reconsider and postpone these efforts as management believes our current market capitalization does not reflect the true value of the Company or recognize the significant business opportunities that lie ahead. Our board intends to evaluate these and other factors, including the anticipated dilution to our stockholders of an offering of the size required to meet the initial and continued listing requirements. No assurance can be made of our success at raising money through private or public offerings, or of our intended listing on a national exchange. No assurance can be made of our success at raising money through private or public offerings, or of our intended listing on a national exchange.

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water, Inc., organized under the laws of Canada in 2014; BioLargo Development Corp., organized under the laws of the State of California in 2016; and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). Additionally, we own 42.3% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 10).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 42.3% of the outstanding voting stock), it does exercise control under the “Variable Interest Model.” There is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. Biolargo has consolidated Clyra Medical’s operations for all periods presented. (See Note 10).

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

As of December 31, 2017 and 2018, our cash balances were made up of the following (in thousands):

	2017	2018
Biolargo, Inc. and wholly owned subsidiaries	$462	$193
Clyra Medical Technologies, Inc.	528	462
Total	$990	$655

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2017 was $3,000. As of December 31, 2018, although our accounts receivable balance had increased, such increase was due to increased sales, and based on our history of collections, we decreased the allowance for doubtful accounts to zero.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the years ended December 31, 2017 and 2018, we had three and one customer that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	2017	2018
Customer A	27%	<10%
Customer B	24%	33%
Customer C	11%	<10%

We had five customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2017 and two customers at December 31, 2018 as follows:

	2017	2018
Customer X	19%	12%
Customer Y	10%	31%
Customer Z	12%	<10%
Customer AA	12%	<10%
Customer BB	10%	<10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2017 and 2018 was $3,000. As of December 31, 2017 and 2018, inventories consisted of (in thousands):

	2017	2018
Raw material	$34	$14
Finished goods	20	12
Total	$54	$26

Other Assets

Other Assets consisted of security deposits of $35,000 related to our business offices.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2017 and 2018, management determined that there was no impairment of its long-lived assets.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2017 and 2018, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, allowance for bad debt, asset depreciation and amortization, among others.

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our financial statements.

Share-Based Compensation Expense

We recognize compensation expense for stock option awards on a straight-line basis for employees over the applicable service period of the award, which is the vesting period. We recognize compensation expense for stock option awards for non-employees at the fair value on the grant date. Generally, the options issued to non-employees have been earned upon issuance. For the instances that options are issued to non-employees with a vesting schedule, the fair value is recorded on each vesting date. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

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

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2017 and 2018:

	2017						2018
	Non Plan			2007 Plan			Non Plan			2018 Plan
Risk free interest rate	2.29	–	2.43%	2.31	–	2.40%	2.43	–	2.91%	2.89	–	2.91%
Expected volatility	563	–	601%	578	–	601%	538	–	563%	489	–	548%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Life in years		7			5			7			7

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

Warrants

Warrants issued with our convertible and non-convertible debt instruments are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

Convertible debt instruments are  recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible debt instrument is examined for any intrinsic beneficial conversion feature (“BCF”) of which the conversion price is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible debt instrument and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a written purchase order , in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

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

Government Grants

We have been awarded multiple research grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 65 grants totaling over $3.6 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2017 and 2018 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

Tax Credits

Our research and development activities in Canada may entitle our Canadian subsidiary to claim benefits under the “Scientific Research and Experimental Development Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses of all sizes and in all sectors to conduct research and development in Canada. Benefits under the program include credits to taxable income. If our Canadian subsidiary does not have taxable income in a reporting period, we instead receive a tax refund from the Canadian Revenue Authority. Those refunds are classified in Other Income on our Consolidated Statement of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Management has not concluded its evaluation of the guidance. Its initial analysis is that it does not believe the new guidance will substantially impact the Company’s financial statements.

In June 2018, The FASB issued Accounting Standards Update No. 2018-07, “Compensation – Stock Compensation (topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts and Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Management has not concluded its evaluation of the guidance. Its initial analysis is that the new guidelines would likely decrease the stock compensation expense, but not so as to substantially impact the Company’s financial statements.

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. We will adopt this standard effective January 1, 2019 using the modified retrospective transition method approved by the FASB in July 2018. Management believes the adoption of the new standard will gross up assets and liabilities; however, we do not believe there will be a material impact on our states of operations.

Note 3. Acquisition of In-process Research and Development

On September 26, 2018, BioLargo and Clyra Medical entered into a transaction whereby BioLargo would acquire the intangible assets of Scion Solutions, LLC (“Scion”), and in particular its in-process research and development of the “SkinDisc,” a method for treating advanced hard-to-treat wounds including diabetic ulcers. In addition to a pending patent application, the assets include the technical know-how and data developed by the Scion team.

The consideration provided to Scion is subject to an escrow agreement dated September 26, 2018 (“Escrow Agreement”) and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. This consideration was initially held in escrow pending Clyra Medical raising $1 million “base capital” to fund its business operations.

On December 17, 2018, the parties entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1 million “base capital”; at that time, one-half of the shares of Clyra Medical common stock exchanged for the Scion assets were released to Scion. The remaining Clyra Medical common shares (a total of 15,500 shares) remain subject to the Escrow Agreement’s performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1 million in aggregate gross revenue; and (e) recognition by Clyra Medical of $2 million in gross revenue.

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues.

Immediately following Clyra Medical’s purchase of Scion’s intangible assets, Clyra Medical sold to BioLargo the assets, along with 12,755 Clyra Medical common shares. In exchange, BioLargo issued Clyra Medical 7,142,858 shares of BioLargo common stock. Concurrently, BioLargo licensed back to Clyra Medical the Scion assets. Scion may exchange its 10,000 Clyra Medical common shares for the 7,142,858 shares of BioLargo common stock issued to Clyra Medical, subject to the escrow and earn-out provisions described above. As of December 31, 2018, per the Closing Agreement, one-half of these shares have been earned and thus may be redeemed, and one-half remain subject to the earn-out provisions. The fair value of the 7,142,858 BioLargo shares is $1,286,000, and one-half of this value is included on our December 31, 2018 balance sheet as (i) “In-process research and development” asset, and (ii) a “Clyra Medical shareholder” liability.

Note 4. Lincoln Park Financing

On August 25, 2017, we entered into a stock purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10 million of our common stock (subject to certain limitations) from time to time over a period of three years. Concurrently, we entered into a registration rights agreement with Lincoln Park (“LPC RRA”), pursuant to which we were required to file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the LPC Purchase Agreement. The registration statement was filed, and on September 22, 2017, it was deemed effective by the SEC. The LPC Purchase Agreement allows us, from time to time and at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The volume of shares is limited to a maximum of 50,000 shares if our stock closes at less than $0.50 per share, 75,000 if it closes from $0.50 to $0.74 per share, 100,000 if it closes from $0.75 to $1.24 per share, and 200,000 if it closes at or above $1.25 per share. The maximum dollar amount for any single purchase is $500,000. There are no trading volume requirements under the LPC Purchase Agreement, and we alone control the timing and amount of any sales of our common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the LPC Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the LPC Purchase Agreement or LPC RRA other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

In consideration for entering into the LPC Purchase Agreement, on August 25, 2017, we issued to Lincoln Park 488,998 shares of common stock as an “initial commitment fee.” For no additional consideration, when and if Lincoln Park purchases (at the Company’s discretion) any portion of the $10 million aggregate commitment, we are required to issue up to 488,998 shares, pro-rata, as “additional commitment shares”. For example, if we elect, at our sole discretion, to require Lincoln Park to purchase $25,000 of our stock, then we would issue 1,222 additional commitment shares, which is the product of $25,000 (the amount we have elected to sell) divided by $10 million (total amount we can sell Lincoln Park pursuant to the LPC Purchase Agreement) multiplied by 488,998 (the total number of additional commitment shares). The additional commitment shares will only be issued pursuant to this formula as and when we elect at our discretion to sell stock to Lincoln Park.

During the years ended December 31, 2017 and 2018, our transactions pursuant to the Purchase Agreement with Lincoln Park totaled:

	Year ended December 31, 2017	Year ended December 31, 2018
Shares sold to Lincoln Park	1,199,991	2,891,749
Additional Commitment Shares issued to Lincoln Park	24,991	41,016
Total shares issued to Lincoln Park:	1,224,982	2,932,765

Gross proceeds to BioLargo:	$511,000	$839,000

We recorded the stock sales in our equity statement and the additional shares issued reduce the deferred offering costs.

Note 5. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2017 and 2018 (in thousands).

	2017	2018
Current liabilities:
Notes payable, mature January 5, 2019(1)	$—	$400
Line of credit, matures September 1, 2019 or later (on 30 day demand)	—	430
Convertible notes payable:
Convertible notes, mature June 1, 2018	4,469	—
Convertible notes, mature July 18, 2018	280	—
Convertible notes, mature December 31, 2019(2)	—	75
Convertible notes, mature January 11, 2019(1)	—	300
Convertible note, matures April 15, 2019(1)	500	550
Convertible note, matures July 20, 2019(2)	—	440
Total convertible notes payable	$5,249	$1,365
Total current liabilities	$5,249	$2,195

Long-term liabilities:
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (See Notes 3 and 10)	—	1,007
Convertible notes payable, mature September 17, 2019	284	—
Convertible notes payable, mature December 31, 2019(1)	292	—
Convertible notes payable, mature June 20, 2020(1)	523	25
Convertible notes payable, mature July 20, 2019	440	—
Convertible notes payable, mature April 20, 2021(1)	—	100
Convertible notes, mature June 15, 2021(1)	—	110
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	—	50
Total long-term liabilities	$1,539	$1,292

Total	$6,788	$3,487

(1) See Note 14 “Subsequent Events”

(2) These notes are convertible at our option at maturity.

For the years ended December 31, 2017 and 2018 we recorded $3,862,000 and $3,494,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and line of credit.

Conversion of Debt Obligations

Of the $6,788,000 in debt obligations outstanding as of December 31, 2017, during the year ended December 31, 2018, $6,190,000 were converted into shares of our common stock.

Early Conversion of Unit Notes

In May 2018, prior to their maturity dates, we issued 17,255,811 shares of our common stock in satisfaction of $4,626,000 of convertible promissory notes issued in our “unit” offerings at varying conversion prices, maturing on the following dates (in thousands):

2018
Convertible notes payable, mature June 1, 2018	$3,647
Convertible notes payable, mature September 17, 2019	284
Convertible notes payable, mature December 31, 2019	217
Convertible notes payable, mature June 20, 2020	478
Total debt converted into shares, May 2018	$4,626

These conversions were voluntary on the part of the noteholders and prior to the various maturity dates on notes that were issued in prior “unit” offerings conducted by the Company (2015 Unit Offering, Winter 2016 Unit Offering, and Summer 2017 Unit Offering). We offered these noteholders incentives to convert their notes early.  Noteholders with conversion prices of $0.25 and $0.30 were offered incentive shares equal to one and one-half times the number of shares issuable for the payment of interest that would accrue from the last interest payment date of March 20, 2018, through the maturity of the note, at a fixed price of $0.25 per share (for example, a note that would have yielded $1,000 in interest, would receive 1,000 times 1.5 divided by 0.25 equals 6,000 incentive shares). We offered holders of notes with conversion prices higher than $0.30 the ability to reduce their conversion price to $0.30 by paying additional funds equal to six percent or twenty percent of their original investment (6% for notes with original conversion prices of $0.35, and 20% for notes with original conversion prices of $0.55 and $0.57). The additional funds did not increase the amount of the note payable, nor did the reduced conversion price affect the number of shares purchasable under the warrant issued with their “unit” investment. Holders of 40 notes elected to pay an aggregate $357,000 to reduce the conversion prices of their notes to $0.30. As a result of the reduction in conversion prices, an additional 2,749,197 shares were issuable pursuant to the notes upon conversion. The fair value of these additional shares was $632,000.  Additional interest expense of $276,000 was recorded as part of the debt conversion and is the amount by which the fair value of the additional shares exceeded the cash received by the Company. Holders of 41 notes with original conversion prices of $0.30 and $0.25 elected to convert early and received 966,318 additional “incentive shares” for their agreement to do so.

Conversion of 2015 Unit Offering Notes at Maturity

On June 1, 2018, we elected to convert the $822,000 outstanding promissory notes remaining in our 2015 Unit Offering on their June 1, 2018 maturity date into 2,488,819 shares of our common stock. Of the shares issued, 2,411,004 were issued in satisfaction of principal amounts due on notes with conversion prices of $0.25, $0.35, and $0.55, and 77,815 shares were issued in satisfaction of $20,000 of accrued and unpaid interest.

Conversion of one-year convertible notes, mature July 18, 2018

On July 2, 2018, the holders of two one-year notes in the aggregate principal amount of $280,000 which were due to mature on July 18, 2018, tendered an offer to the Company to convert 100% of the balance due on the outstanding notes into shares of our common stock in lieu of receiving cash. We accepted the offer and agreed to convert the principal balance of $280,000 and $9,000 in outstanding interest into an aggregate 1,153,600 shares of our common stock, at $0.25 per share.

Conversion of convertible note, matures October 16, 2018 (FirstFire)

On January 16, 2018, we entered into a securities purchase agreement (the “FirstFire Purchase Agreement”) and a registration rights agreement (the “FirstFire RRA”) with FirstFire Global Opportunity Fund, LLC (“FirstFire”), and issued a nine-month promissory note (the “FirstFire Note”) in the principal amount of $150,000 at 5% annual interest convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions set forth in the FirstFire Purchase Agreement and FirstFire Note.

Pursuant to the FirstFire Purchase Agreement, the Company issued 75,000 shares of common stock to FirstFire as a commitment fee (the “FirstFire Commitment Shares”) at $0.39 per share and $29,000 is recorded as a discount on convertible notes and will amortize to interest expense over the term of the note. Pursuant to the FirstFire RRA, because our common stock traded lower as of the date the FirstFire Commitment Shares were registered ($0.3147 on February 8, 2018), we issued 36,536 additional commitment shares of our common stock and $11,000 is recorded as additional discount on convertible notes and will amortize to interest expense over the term of the note.

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

In June 2018, FirstFire elected to convert $96,000 of the outstanding principal balance of the FirstFire Note and we issued 383,047 shares, plus 11,902 shares for outstanding interest. On July 15, 2018, FirstFire elected to convert the remaining outstanding principal amount of $54,000, plus interest, and we issued 217,960 shares at $0.25 per share.

Notes payable, mature January 5, 2019

On September 19, 2018, we received $400,000 and issued promissory notes originally due January 5, 2019 and incurring interest at an annual rate of 12%, and stock purchase warrants (see Note 7), to two investors. We exercised our option to extend the maturity date of these notes by 60 days by giving written notice on January 3, 2019, and as a result the principal amount of the notes increased by 10%, effective as of the date of the notice, and amended the notes to further extend the maturity date (see Note 14 “Subsequent Events”).

Convertible Note, matures January 11, 2019 (Triton)

On October 16, 2018, we entered into a Securities Purchase Agreement (“Triton Purchase Agreement”) with Triton Fund, LP (“Triton”) for a $225,000 bridge loan, and issued a promissory note in the principal amount of $300,000 (the “Triton Note”). The Triton Note incurs interest at an annual rate of 5%, and was scheduled to mature January 11, 2019. We agreed to repay the note through any financing we close in excess of $3 million. The $75,000 original issue discount is recorded as a discount on our convertible note and will be amortized to interest expense over the term of the note.

In addition to the note, we issued a stock purchase warrant to Triton (the “Triton Warrant”) allowing Triton to purchase up to an aggregate 1 million shares of our common stock for $0.25 per share, until October 12, 2023 (see Note 7).

In addition to the foregoing, we donated 150,000 shares of our common stock to the student-run Triton Fund, LLC. The closing price of our common stock on the date of grant was $0.28 and we recorded $42,000 of interest expense.

On January 8, 2019, we paid the Triton Note in full (see Note 14 “Subsequent Events”).

Convertible Note, matures April 15, 2019 (Vista Capital)

On December 18, 2017, we received $500,000 pursuant to a securities purchase agreement (the “Vista Purchase Agreement”) and a registration rights agreement (the “Vista RRA”) with Vista Capital Investments, LLC (“Vista Capital”), and issued a convertible promissory note (the “Vista 2017 Note”) in the aggregate principal amount of $500,000 at 5% annual interest, which was originally convertible into shares of common stock of the Company at $0.394 per share, subject to the terms, and certain limitations and conditions, set forth in the Vista Purchase Agreement and Vista Note. The Vista 2017 Note was originally scheduled to mature on September 18, 2018.

Pursuant to the Vista RRA, we filed a registration statement to register the shares of common stock into which the Vista 2017 Note is convertible, and the 250,000 shares issued as a commitment fee, which was recorded as a discount on convertible notes in the amount of $99,000 and was amortized to interest expense over the term of the note. The registration statement was deemed effective by the SEC on February 8, 2018. Because the closing price of our common stock was lower on the date the registration of these shares was deemed effective, we were required to issue an additional 140,849 shares of our common stock as additional commitment shares. The beneficial conversion feature resulted in a $20,000 relative fair value recorded as an additional discount. The discount was amortized monthly to interest expense through September 18, 2018.

The Vista 2017 Note contains a price protection provision such that if we issue a security with any term more favorable to the holder of such security that was not similarly provided in the Vista 2017 Note, then we shall notify Vista Capital of such additional or more favorable term and such term, at its option, shall become a part of the Vista 2017 Note. As a result of our sale of common stock at $0.25, the conversion price of the Vista 2017 Note was reduced from $0.394 to $0.25.

In June 2018, Vista Capital elected to convert $52,000 of the outstanding principal and interest balance of the Vista Note and we issued 208,100 shares of our common stock.

On September 12, 2018, Vista Capital agreed to extend the maturity date of the Vista 2017 Note to December 18, 2018.  In return, we increased the principal outstanding balance by 20% or $92,000. In addition, we issued the note holder a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share, which was fair valued using the Black Scholes option model at $488,000 (see Note 6). We accounted for this as a modification of the note. Per the guidance of ASC 470-50, Debt Modifications and Extinguishments, modified terms are considered substantially different if the present value of the cash flows after modification differ by at least 10% prior to the modification. The major change in the instrument is the increase in OID of $92,000, and with a discount rate of 5% (equal to the interest rate) and a one-month extension, the present value is $165,975, which is over the 10% test. Therefore, the substantial modification is an extinguishment of the debt. Biolargo accounted for the $166,667 as a loss on extinguishment. This was recorded as a loss on debt extinguishment of debt on our Consolidated Statement of Operations and Comprehensive Loss.

On December 18, 2018, Vista Capital elected to convert $166,667 of the outstanding principal and interest of the Vista 2017 Note in conjunction with our agreement that the principal amount of the note had increased by $166,667 as a result of the OID provisions in the Triton Note (above), and we issued 666,668 shares of our common stock. As of December 31, 2018, the outstanding balance on the Vista Note totaled $550,000.

Vista Capital agreed to further extend the December 15, 2018 maturity date of this note (see Note 14, “Subsequent Events”).

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

Two-Year Convertible Note, matures July 20, 2019

On July 20, 2017, the Company accepted $400,000 from one accredited investor, and issued a promissory note with a 10% original issue discount in the principal amount of $440,000 due in two years, which accrues interest at 12%. The note originally provided that interest was to be paid quarterly beginning October 1, 2017, in either cash, common stock, or an option to purchase common stock, in the holder’s discretion. On January 25, 2018, the interest provisions in the note were modified such that the 12% annual simple interest is due at maturity.

At maturity, the note automatically converts, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical common stock held by BioLargo, or any combination thereof. The fair value of the beneficial conversion feature resulted in a $171,000 discount recorded on our balance sheet as a discount on convertible notes payable, net of current portion. The discount will be amortized monthly as interest expense through July 20, 2019.

Lines of credit, mature September 1, 2019

On March 1, 2018, we received $390,000, and on September 1, 2018, we received $40,000, pursuant to a line of credit accruing interest at a rate of 18% per annum, for which we have pledged our inventory and accounts receivable as collateral. Interest is paid quarterly; the holder may choose to receive interest payments in (i) cash, (ii) our common stock, calculated based on the 20-day average closing price, or (iii) options to purchase our common stock, priced at the 20-day average closing price, the number of shares doubled, and expiring 10 years from the date of grant. The holder of the line of credit has the right to call due the outstanding principal amount on 30-days’ notice at any time after September 1, 2019.

Each creditor, for no additional consideration, received a warrant to purchase our common stock. The warrant allows for the purchase of the number of common shares equal to the investment amount (e.g., one warrant share for each dollar invested), at a price of $0.35 and expires March 1, 2023.

Convertible Notes, mature December 31, 2019 (Winter 2016 Unit Offering)

Of the $292,000 of promissory notes issued in our Winter 2016 Unit Offering, all but $75,000 were converted in May 2018 (see table above). This note, held by one investor, is due December 31, 2019. At maturity, we have the option to convert this note into common stock at $0.57 per share.

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

On May 24, 2017, we commenced a private securities offering (titled the “Summer 2017 Unit Offering”) which offered the sale of $1.5 million of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. Concurrently, we issued Pricing Supplement No. 1 setting the initial unit/conversion price at $0.42 per share, and the initial warrant exercise price at $0.65 per share. The promissory notes issued to investors mature June 20, 2020, and bear interest at the rate of 12% per annum on the amount invested. Any interest due will be paid quarterly in arrears in cash or shares of common stock. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. Promissory notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the Shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

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

We received a total of $604,000 of investments in this offering, from ten accredited investors. Of that amount, $524,000 were received in 2017, and $80,000 were received in 2018. The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On December 29, 2017, we issued a pricing supplement lowering the unit price to $0.394. On February 12, 2018, we issued a third pricing supplement lowering the unit price to $0.30, and the warrant exercise price to $0.48 per share. As a result of these reductions, we notified each investor of the decrease in conversion price, and increased the number of warrant shares available to each investor.

In May 2018, investors holding notes in the principal amount of $478,000 elected to convert their notes to common stock (reflected in the table above). As a result of these conversions, we issued an aggregate 2,372,817 shares of our common stock (1,595,670 for principal, and 777,146 for interest). On November 11, 2018, a holder elected to convert a note in the principal amount of $100,000 and we issued 333,334 shares of common stock. As of December 31, 2018, one note in the principal amount of $25,000 remained outstanding on this offering.

Convertible Note, matures April 20, 2021 (Spring 2018 Unit Offering)

On March 26, 2018, we commenced a private securities offering (titled the “Spring 2018 Unit Offering”) which offered the sale of $1.5 million of “Units,” each Unit consisting of a convertible promissory note and stock purchase warrant. We set the initial unit/conversion price at $0.30 per share, and the initial warrant exercise price at $0.48 per share. The promissory notes issued to investors mature April 20, 2021, and incur interest at the rate of 12% per annum. Interest due will be paid quarterly in arrears in cash or shares of common stock, at our option. If paid by the issuance of common stock, interest is paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The principal amount of the note may be paid by the issuance of shares of common stock, or cash, upon maturity at the Company’s election. The notes may be converted at any time by the investor, at maturity by the Company, or by the Company prior to maturity, so long as the following conditions are met: (i) the shares issued as payment are registered with the SEC; and (ii) the Company’s common stock closes for ten consecutive trading days at or above three times the Unit price.

In addition to the convertible promissory note, each investor will receive a warrant allowing for the purchase of the number of shares of BioLargo common stock equal to the investment amount divided by the unit/conversion price (e.g., one warrant share for each share of common stock which the investor is eligible to receive through conversion of the note).

We received one investment in this offering, in March 2018, for $100,000, and issued a warrant to purchase 333,333 shares (see Note 7). This investment was received from an entity owned/controlled by a member of our board of directors. In light of the decreasing price of our common stock, in September 2018, we issued a pricing supplement reducing the unit price to $0.25 per share and reducing the warrant exercise price to $0.40 per share. As a result of the issuance of this pricing supplement, the unit and warrant price of the prior investor were changed to reflect these new prices. We received no further investments in this offering.

Convertible Notes, mature June 15, 2021 (OID Note)

On June 15, 2018, we received $75,000 and issued a convertible promissory note (titled the “OID Note”) in the principal amount of $82,500. On August 7, 2018, we received $25,000 and issued an OID Note in the principal amount of $32,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The original issuance discount totaled $10,000, recorded as a discount on convertible notes payable on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the note. The OID Notes mature June 15, 2021, and incurs interest at the rate of 15% per annum. Interest due will be paid quarterly in arrears in shares of common stock, paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The OID Notes are convertible by the investors at any time, and convertible by the Company (i) at maturity, (ii) in the event the Company’s stock price closes at two times the conversion price for 20 consecutive days, provided that either the shares underlying the convertible note are registered with the SEC, or more than six months has elapsed since the date of the investment.

Note payable, matures March 8, 2023 (or on demand)

On March 8, 2018, we received $50,000 and entered into a note payable. The note is due on upon demand from the noteholder, with sixty days’ notice. In the absence of the demand, the maturity date is March 8, 2023. In lieu of interest, we issued the note holder a warrant (see Note 7).

Note 6. Share-Based Compensation

Common Stock

On May 2, 2017, pursuant to an employment agreement with the Company’s president, Dennis P. Calvert (see Note 13), we issued Mr. Calvert 1.5 million shares of common stock, subject to a “lock-up agreement” whereby the shares remain unvested unless and until certain conditions are met (see Note 13). None of these conditions have been met. The Company will expense the fair value of the stock if and when it is probable that any of the conditions above are met.

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2018, we issued 1,131,036 shares of our common stock at range of $0.24 - $0.43 per share in lieu of accrued and unpaid salary totaling $319,000. The shares issued to Mr. Calvert are unvested at the date of grant and subject to a lock-up agreement restricting vesting and sale until the earlier of (i) the consummation of a sale (in a single transaction or in a series of related transactions) of BioLargo by means of a sale of (a) a majority of the then outstanding common stock of BioLargo (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of the assets of BioLargo; and (ii) the successful commercialization of BioLargo’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Calvert and resulting in Calvert’s termination.

During 2017, we issued 148,705 shares of our common stock at $0.39 per share in lieu of $58,000 of accrued and unpaid obligations to our officers.

Payment of Consultant Fees and Accrued Interest

During 2018, we issued 4,125,281 shares of our common stock at a range of $0.23 – $0.42 per share in lieu of $1,012,000 of accrued interest and accrued and unpaid obligations to consultants.

During 2017, we issued 2,272,116 shares of our common stock at a range of $0.39 – $0.70 per share in lieu of $1,078,000 of accrued interest and accrued and unpaid obligations to consultants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the years ended December 31, 2017 and 2018, we recorded an aggregate $1,103,000 and $1,335,000, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our (now expired) 2007 Equity Incentive Plan, and outside of these plans.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board.

Activity for our stock options under the 2018 Plan from June 22, 2018, inception date through the year ended December 31, 2018, is as follows:

Weighted
					Average	Aggregate
As of December 31, 2018:	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Inception, June 22, 2018	—
Granted	1,318,517	$0.22	–	0.43	$0.34
Expired	—			—	—

Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.34	$1,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.24 at December 31, 2018.

The options to purchase 1,318,517 shares issued during the year ended December 31, 2018 are comprised of options issued to employees, consultants, officers, and directors: (i) we issued options to purchase 630,289 shares of our common stock at an exercise price on the respective grant date ranging from $0.22 to $0.43 per share to employees and consultants in lieu of salary and amounts owed; the fair value of these options totaled $187,000 and is recorded as selling, general and administrative expenses; and (ii) we issued options to purchase 688,228 shares of our common stock at an exercise price on the respective grant dates ranging from $0.24 to $0.43 per share to members of our board of directors for services performed, in lieu of cash. The fair value of these options totaled $203,000 and is recorded as selling, general and administrative expenses.

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

On June 19, 2017, the date of our annual stockholders’ meeting, we recorded the issuance of options to purchase an aggregate 40,000 shares of our common stock to the non-employee members of our Board of Directors, pursuant to the terms of the 2007 Plan which calls for an annual automatic issuance. The exercise price of $0.43 equals the price of our common stock on the grant date. The fair value of these options totaled $16,000 and was recorded as selling, general and administrative expense.

On February 10, 2017, we extended our engagement agreement with our Chief Financial Officer (and, see Note 14). The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.69 per share which was equal to the closing price of our common stock on the date of grant. The option expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect. The fair value of the option totaled $207,000 and is recorded in selling, general and administrative expense. The option has fully vested.

Activity for our stock options under the 2007 Plan for the years ended December 31, 2017 and 2018 is as follows:

					Weighted
					Average		Aggregate
	Options	Exercise			Price per		intrinsic
	Outstanding	price per share			share		Value(1)

Balance, December 31, 2016	9,916,586	$0.22	–	1.89	$0.44
Granted	340,000	0.39	–	0.69	0.65
Expired	(425,000)	0.40	–	0.94	0.91
Not issued, 2007 Plan closed September 2017	—

Balance, December 31, 2017	9,831,586	0.22	–	1.89	0.44
Expired	(140,000)	0.35	–	1.89	1.41

Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43	$	<1,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.24 at December 31, 2018.

Non-Plan Options issued

During the year ended December 31, 2018, we issued options to purchase 1,701,088 shares of our common stock at exercise prices ranging between $0.39 – $0.67 per share to members of our board of directors and vendors for fees for services. The fair value of the options issued totaled $434,000, of which $414,000 is recorded in our selling, general and administrative expense. The remaining $20,000 of fair value will vest during 2019.

During the year ended December 31, 2017, we issued options to purchase 1,433,999 shares of our common stock at exercise prices ranging between $0.39 – $0.67 per share to members of our board of directors and vendors for fees for services totaling $716,000.

On December 29, 2017, we extended our engagement agreement with our Chief Financial Officer. The sole consideration for the one-year extension was the issuance of an option to purchase 300,000 shares of our common stock, at an exercise price of $0.39 per share which was equal to the closing price of our common stock on the date of grant. The option expires December 19, 2027, and vests over the term of the engagement with 75,000 shares having vested as of December 19, 2017 and the remaining shares to vest 25,000 shares monthly through September 30, 2018, so long as his agreement is in full force and effect. The fair value of the option totaled $117,000, and during the year ended December 31, 2017, we recorded $29,000 of selling, general and administrative expense. During the year ended December 31, 2018, we recorded the remaining $88,000 to selling general and administrative expense.

On October 23, 2017, we issued to our corporate Secretary an option to purchase 100,000 shares of our common stock at $0.45 per share, which expires October 23, 2027, and vests monthly in 10,000 share increments beginning November 23, 2017. The fair value of this option totaled $45,000, of which $9,000 was recorded as selling, general and administrative expense during 2017. The remaining $34,000 of fair value was recorded as selling general and administrative expense on our December 31, 2018.

October 17, 2017, we issued an option to two employees to each purchase 100,000 shares of our common stock at $0.47 per share, which expires October 17, 2027, and vests monthly in 10,000 share increments beginning November 23, 2017. The fair value of these options totaled $94,000, of which $19,000 was recorded as selling, general and administrative expense during 2017. The remaining $75,000 of fair value was recorded in 2018 as selling general and administrative expense on our December 31, 2018.

On September 5, 2017, we issued options to purchase 2 million shares of our common stock to the employees of our newly created engineering subsidiary (see Note 11). The options are non-qualified stock options, exercisable at $0.45 per share, the closing price of our common stock as of the grant date, exercisable for ten years from the date of grant and subject to vesting in five equal increments on the anniversary of the agreement for five years based on certain performance milestones related to the operations of the subsidiary. (See Note 11 for details of the performance milestones.) The options contain other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. No compensation expense has yet been recognized for these options.

On May 2, 2017, pursuant to his employment agreement (see Note 13), we granted to our president, Dennis P. Calvert, an option to purchase 3,731,322 shares of the Company’s common stock. The option is a non-qualified stock option, exercisable at $0.45 per share, the closing price of our common stock on the grant date, exercisable for ten years from the date of grant, and vesting in equal increments on the anniversary of the agreement for five years. Any portion of the option which has not yet vested shall immediate vest in the event of, and prior to, a change of control, as defined in the employment agreement. The option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,000 and will be expensed monthly through May 2, 2022. During the years ended December 31, 2017, and 2018 we recorded $196,000 and $336,000 of selling, general and administrative expense.

Activity of our non-plan stock options issued for the years ended December 31, 2017 and 2018 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2016	20,148,766	$0.18	–	1.00	$0.40
Granted	7,765,401	0.39	–	0.69	0.46
Exercised	(3,866,630)			0.18	0.18
Expired	(4,029,129)			0.18	0.18
Balance, December 31, 2017	20,018,408	0.25	–	1.00	0.51
Granted	1,701,088	0.23	–	0.43	0.26
Expired	(2,400,000)			0.99	0.99
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43

Outstanding, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Unvested	(90,000)	0.26	–	0.28	0.27
Vested and outstanding, December 31, 2018	19,229,496	$0.23	–	1.00	$0.43	$1,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.24 at December 31, 2018.

Exercise of Stock Option

On April 30, 2017, our president, Dennis P. Calvert, delivered a notice of exercise of 3,866,630 shares pursuant to his stock option agreement dated April 30, 2007. The exercise price was $0.18 per share, and the Company issued to Mr. Calvert 2,501,937 shares, calculated by multiplying the difference between the market price of $0.51 and the exercise price of $0.18 with the number of shares exercised, and dividing that amount by the market price. No cash consideration was tendered with respect to the exercise. The remaining 3,866,629 shares available for purchase under the option agreement expired unexercised. Pursuant to a “lock-up agreement” dated April 30, 2017, Mr. Calvert agreed to restrict the sales of the shares received until the earlier of (i) the consummation of a sale (in a single transaction or in a series of related transactions) of the Company by means of a sale of (a) a majority of the then outstanding common stock (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of its assets; and (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3 million in cash, or the recognition of $3 million in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Calvert dated May 2, 2017 and resulting in Calvert’s termination.

Note 7. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2016	20,035,114	$0.25	–	1.00	$0.45
Granted	2,289,703	0.42	–	0.70	0.41
Exercised	(510,000)			0.30	0.30
Expired	(250,000)			0.40	0.40

Balance, December 31, 2017	22,104,817	0.25	–	1.00	0.45
Granted	7,451,013	0.25	–	0.48	0.29
Expired	(2,683,400)			0.40	0.40

Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.43

Outstanding, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Unvested	(87,500)			0.35	0.35

Vested and outstanding, December 31, 2018	26,784,930	$0.25	–	1.00	$0.42	$—

Warrants issued concurrently with promissory notes

In conjunction with a $225,000 investment and note issued in the principal amount of $300,000 to Triton (see Note 5, “Convertible note payable, matures January 11, 2019 (Triton)”), we issued a stock purchase warrant to Triton allowing Triton to purchase up to an aggregate 1,000,000 shares of our common stock for $0.25 per share, expiring October 12, 2023. The relative fair value of this warrant totaled $225,000 and was recorded as a discount on our convertible notes and will be amortized to interest expense through the January 11, 2019 maturity of the note.

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

On September 19, 2018, pursuant to the terms of the convertible notes payable due January 5, 2019 (see Note 5, “Convertible Notes, mature January 5, 2019”), we issued warrants to purchase up to an aggregate 1,387,500 shares of our common stock at an exercise price of $0.25 per share. These warrants expire September 19, 2023. We may “call” the warrants if the closing price of our common stock equals or exceeds $2.50 for 10 consecutive trading days and the shares underlying the warrant are subject to an effective registration statement with the Securities and Exchange Commission. If we call the warrants, each investor would have 30 days to exercise its rights to purchase shares under the warrant or forever forfeit such rights.

The relative fair value of these warrants resulted in $217,000 recorded as a discount on our consolidated balance sheet in the period issued. The discount will amortize to interest expense through the maturity date of the convertible notes.

On September 12, 2018, Vista Capital agreed to extend the maturity date of its note dated December 18, 2017 (See Note 5, “Convertible Note, matures April 15, 2019 (Vista Capital)”).  Pursuant to our amendment of the Note extending the maturity date, we issued Vista Capital a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share. This warrant expires September 12, 2023.  The fair value of this warrant resulted in $488,000 of loss on extinguishment of debt in 2018.

On March 8, 2018, we issued a warrant to purchase up to 150,000 shares of our common stock (subject to vesting) at an exercise price of $0.35 per share to the holder of a note of the same date in the principal amount of $50,000 (see Note 5, “Note payable, matures March 8, 2023 (or on demand)”). The warrant expires February 28, 2023. At the end of each month, 6,250 shares vest as long as the note payable is outstanding. At December 31, 2018, 56,250 shares had vested. The fair value the warrant totaled $7,000 and was recorded as interest expense.

Reduction of Warrant Exercise Price

In May 2018, certain holders of outstanding warrants to purchase common stock received in prior unit offerings paid us cash in exchange for a reduction of the exercise price in their warrant(s). In the aggregate, we received $149,000 from holders of 37 warrants which allow for the purchase of an aggregate 4,326,358 shares of our common stock. Exercise prices of these warrants were reduced to $0.30. Management determined that the appropriate accounting treatment for the reduction in the exercise price of the warrants was a capital transaction rather than a contract modification treatment analogous to changes in stock option contracts. As such, the fair value was equal to the cash received totaling $149,000.

Warrants Issued Concurrently with Spring 2018 Unit Offering

During 2018, pursuant to the terms of our Spring 2018 Unit Offering (see Note 5, “Convertible Note, matures April 20, 2021 (Spring 2018 Unit Offering)”), we issued a warrant to purchase up to 333,333 shares of our common stock at an exercise price of $0.48 per share to the investor in the Spring 2018 Offering. The warrant expires April 20, 2023. The relative fair value of the warrant resulted in $49,000 recorded as a discount on our convertible notes on our consolidated balance sheet in the period issued. Subsequent to the issuance of this warrant, the unit price for this offering was reduced, and as a result, the Company was obligated to increase the number of shares available for purchase under the warrant from 333,333 to 400,000. The exercise price of the warrant was concurrently reduced. The fair value of this warrant resulted in $17,000 recorded as interest expense during the year ended December 31, 2018.

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

Warrants Issued Concurrently with Line of Credit Offering

During 2018, pursuant to the terms of our Line of Credit (see Note 5, “Line of Credit, matures September 1, 2019”), we issued warrants to purchase up to an aggregate of 430,000 shares of our common stock. Of this amount 390,000 shares of our common stock are at an exercise price of $0.35 per share and 40,000 shares are at an exercise price of $0.25 per share. These warrants expire March 1, 2023. The relative fair value of these warrants resulted in $98,000 recorded as a discount on our convertible notes payable and line of credit on our consolidated balance sheet in the period issued.

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

Warrants Issued to Summer 2017 Unit Offering Investors

Pursuant to the terms of our Summer 2017 Unit Offering (see Note 5), we issued warrants to purchase an aggregate 1,246,906 shares of our common stock, at an exercise price of $0.65 per share. These warrants expire June 20, 2022. The relative fair value of these warrants resulted in $524,000 recorded as a long-term discount on our convertible notes.

The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On December 29, 2017, we issued a second pricing supplement, lowering the conversion price to $0.394. As a result of this reduction, we notified each investor of the decrease in conversion price, and increased the number of warrant shares available to each investor. In the aggregate, the number of warrant shares increased by 82,283, such that the warrants, in the aggregate, allow for the purchase of 1,329,189 shares. The relative fair value of these additional warrants resulted in $32,000 recorded as a long-term discount on our convertible notes.

On February 12, 2018, we issued a third pricing supplement, lowering the unit price to $0.30. As a result of this reduction, the number of shares purchasable pursuant to warrants issued to prior investors increased by an aggregate 416,478 shares. Additionally, during the three months ended March 31, 2018, we accepted two final investments in the aggregate amount of $80,000, pursuant to the third pricing supplement, and issued these investors warrants to purchase an aggregate 266,667 shares. The relative fair value of these warrants, including the increase in purchasable shares, resulted in $103,000 recorded as a discount on our consolidated balance sheet in the period issued.

Warrants Issued to One-Year Noteholders

In conjunction with three separate investments of one-year convertible notes, we issued three sets of warrants to purchase an aggregate 400,000 shares to two investors. These warrants were issued July 8, 2016 (400,000 shares at $0.65 exercise price), December 30, 2016 (400,000 shares at $0.75 exercise price), and July 18, 2017 (400,000 shares at $0.65 exercise price). The fair value of these warrants resulted in a $280,000 discount recorded on our balance sheet as of December 31, 2017 as a discount on convertible note payable and will be amortized monthly as interest expense in 2017.

Each of these warrants contained provisions that required a reduction to the exercise price and increase to the number of warrant shares in the event that we sold our common stock at a lower price than the exercise price (subject to some exceptions). During the year ended December 31, 2017, we adjusted downward the warrant exercise price three times to $0.394, resulting in a fair value totaling $344,000, recorded as a deemed dividend in our statement of stockholders’ equity.  During the year ended December 31, 2018, we adjusted downward the warrant exercise price to $0.25, resulting in a fair value totaling $297,000, recorded as a deemed dividend in our statement of stockholders’ equity.

Exercise of Warrants

During the year ended December 31, 2017, we issued 510,000 shares of our common stock from the exercise of outstanding stock purchase warrants and in exchange we received proceeds totaling $153,000.

Fair Value – Interest Expense

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option pricing model and the relative fair values are amortized over the life of the warrant. For the determination of expense of warrants issued for services, extinguishment of debt and settlement management also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	2017			2018
Risk free interest rate	1.71	–	2.10%	2.54	–	3.00%
Expected volatility	221	–	297%	105	–	127%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	3	–	5	3	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December	December
	31, 2017	31, 2018
Accounts payable and accrued expense	$88	$302
Accrued interest	51	122
Accrued payroll	85	77
Total accounts payable and accrued expenses	$224	$501

Note 9. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California. Our subsidiary BLEST is a Tennessee limited liability company and as such, is not consolidated in our corporate tax return. As a pass through entity, it does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable.

At December 31, 2018, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $58.5 million. Due to changes in our ownership through common stock issuances throughout the year, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Given the impact of the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017, the future expected corporate tax rate was reduced to 21%. Accordingly, the Company measured its deferred tax asset for these NOLs and estimated a deferred tax asset of approximately $11.1 million for federal, and $4.6 million for California. Under the TCJA, NOLs may be carried forward indefinitely; however, the NOLs are limited to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction) (Sec. 172(a)). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely (Sec. 172(b)(1)(A)).  Nevertheless, for California purposes, the additional taxable income limitations on NOL carryforwards as well as the indefinite time to use the NOLs have not been adopted. Therefore for California, NOLs expire after 20 years. As such, ours will begin to expire in for the tax period ending December 31, 2021. Realization of our deferred tax assets, which relate to operating loss carry-forwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 10. Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical (see Note 2, “Principles of Consolidation”).

On March 31, 2017, Clyra Medical received $250,000 from an existing Clyra Medical shareholder (Sanatio Capital LLC), and issued a line of credit note accruing interest at a rate of 10% per annum and a 5% original issue discount.

In April 2017, BioLargo purchased 500 shares of Clyra Medical common stock from a former member of Clyra Medical’s management for $40,000.

In August 2017, Clyra Medical commenced a private securities offering of its common shares at a price of $160 per share, and accepted $1 million in subscriptions from two investors. Of that amount, BioLargo invested $250,000 and was issued 1,562.5 shares. Concurrently, Sanatio Capital converted the outstanding amount due on its line of credit at $160 per share into 1,690 Clyra Medical common shares.

On September 26, 2018, Clyra Medical entered into a transaction with Scion Solutions, LLC, for the purchase of its intellectual property, including its SkinDisc (see Note 3). Shortly thereafter, it commenced a private securities offering to raise the funds necessary to meet the closing obligations in the Scion transaction. As of December 31, 2018, it had raised $1,005,000 at a price of $200 per share. On December 17, 2018, it announced it had met the closing obligations for the Scion transaction (see Note 3).

As of December 31, 2018, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	28,053	42.3%
Sanatio Capital(1)	11,520	17.4%
Scion Solutions(2)	15,500	23.4%
Other	11,222	16.9%
Total	66,295

Notes:

(1) Includes 9,830 Series A Preferred shares (see below), and 1,690 common shares.

(2) Does not include an additional 15,500 shares held in escrow subject to performance metrics (see Note 3).

Sanatio Capital purchased Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra Medical has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra Medical is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of December 31, 2018 is $185,000.

Holders of Preferred Shares are entitled to preferential payments in the event of a liquidation, dissolution or winding up of the company, in an amount equal to any accrued and unpaid dividends. After such preference, any remaining assets are distributed pro-rata between holders of Clyra Medical common stock and Preferred Shares as if the Preferred Shares had converted to Clyra Medical common stock. Holders of Preferred Shares may convert the shares to Clyra Medical common stock initially on a one-to-one basis. The conversion formula is subject to change in the event Clyra Medical sells stock at a lower price than the price paid by Sanatio.

Preferred shares may be converted to common shares on a one-to-one basis, and have voting rights equal to common shares on a one-to-one basis.

Note 11. Biolargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with seven scientists and engineers. (See Note 12 “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2 million shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

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

Note 12. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	Odor-No-More -- which is selling odor and volatile organic control products and services (located in Westminster, California);
2.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee);
3.	BioLargo Water -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada); and
4.	Clyra Medical -- which is engaged in developing medical products and preparing launch into commercial activity with approval of its FDA 510 (K) application in process (located in Florida).

Historically, none of our operating business units operated at a profit and therefore each required additional cash to meet its monthly expenses. The additional sources of the cash to fund the shortfall from operations of Odor-No-More, BLEST and BioLargo Water have been provided by BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity. For example, during the year ended December 31, 2018, we provided Odor-No-More with approximately $417,000 in cash to supplement its operations. As this subsidiary’s sales have increased (from approximately $500,000 in calendar year 2017 to over $1 million in calendar year 2018), and its gross margins have improved, it has generated more cash for its operations and relied less on corporate to supplement its cash to pay its bills.

The segment information for the years December 31, 2017 and 2018, is as follows (in thousands):

	2017	2018
Revenues
Odor-No-More	$504	$1,123
BLEST	12	241
Consolidated revenue	$516	$1,364

Cost of goods/services
Odor-No-More	$(315)	$(571)
BLEST	(8)	(172)
Consolidated costs of goods/services	$(323)	$(743)

Net loss
Odor-No-More	$(500)	$(433)
BLEST	(90)	(750)
Clyra Medical	(915)	(883)
BioLargo Water	(741)	(571)
Corporate	(7,301)	(8,059)
Consolidated net loss	$(9,547)	$(10,696)

	2017	2018
Assets, net
Odor-No-More	$211	$219
BLEST	—	250
Clyra Medical	529	462
BioLargo Water	64	34
Corporate	692	2,220
Consolidated assets, net	$1,496	$3,185

Note 13. Commitments and Contingencies

Calvert Employment Agreement

On May 2, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer Dennis P. Calvert (the “Calvert Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Calvert dated April 30, 2007.

The Calvert Employment Agreement provides that Mr. Calvert will continue to serve as our President and Chief Executive Officer and receive base compensation equal to his current rate of pay of $289,000 annually. During the year ended December 31, 2018, Mr. Calvert took only one-half ($147,000) in cash – the balance was paid in shares of our common stock with significant restrictions on resale (see Note 6). In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the Company’s Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

Pursuant to the Calvert Employment Agreement, we granted Mr. Calvert a non-qualified stock option (the “Option”) to purchase 3,731,322 shares of our common stock, exercisable at $0.45 per share, which represented the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments over five years (see Note 7). The Option provides that any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The Calvert Employment Agreement also provides for a grant of 1,500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3 million in cash, or the recognition of $3 million in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise.

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the years ended December 31, 2017 and 2018, total rental expense was $183,000 and $213,000, respectively.

Future minimum lease payments as of December 31, 2018 are as follows (in thousands):

Total

2019	$229
2020	231
Total future minimum lease payments	$460

Clyra Medical Consulting Agreement

Our partially owned subsidiary Clyra Medical (see Note 10) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra Medical related to its sales and marketing activities once it has received FDA Approval (as defined in Note 10 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,000 per month for a period of four years. This agreement has not started, and the total cash obligation related to the agreement would be $1.1 million.

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Debt obligations – Extension of notes due January 5, 2019

By letter dated January 3, 2019, we notified the holders of two promissory notes in the aggregate principal amount of $400,000 (the first held by Vernal Bay Investments, LLC (“Vernal”) in the original principal amount of $280,000, and the second held by Chappy Bean, LLC (“Chappy Bean”) in the original principal amount of $120,000) of our election to extend by 60 days, to March 6, 2019, the maturity dates of the notes (see Note 5). As provided in the notes, our election to extend increased the principal amount of each note by 10%, such that the aggregate principal balance of the two notes increased to $440,000 as of January 3, 2019.

On March 5, 2019, we executed amendments to these two notes that extended the maturity dates initially to June 6, 2019, and provide that we may further extend the maturity dates to September 6, 2019 by giving written notice of such extension and increasing the principal due on the notes at that time by 10%. As consideration of the extension of the maturity dates reflected in the March 5, 2019 amendments, we (i) increased the annual percentage rate of interest from 12% to 18%, effective as of March 7, 2019, and (ii) lowered the exercise price, and increased the number of shares available, on warrants that had been previously issued to the two investors (at the time of their original investment). With respect to the warrants, Vernal Bay had been issued a warrant to purchase 1,387,500 shares at $0.25 per share, expiring September 19, 2023. We agreed to lower the exercise price to $0.20 per share, and proportionately increase the number of shares in the warrant to 1,734,375. By doing so, the maximum investment amount under the warrant of $346,875 remained the same. Chappy Bean’s warrant to purchase 600,000 shares was similarly modified, such that it now allows for the purchase of 750,000 shares at $0.20 per share.

Debt Obligations –Convertible Note, matures April 15, 2019 (Vista Capital)

On January 7, 2019, we and Vista Capital agreed to amend the convertible promissory note originally issued December 14, 2017 (“Vista 2017 Note”; see Note 5) and extend its maturity date to April 15, 2019. The principal amount of the note was increased to $605,100. The note will continue to earn interest at the rate of five percent per annum. The amendment re-defined the conversion price to equal 80% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The amendment also reduced the prepayment penalty from 20% to 15%, such that a prepayment requires the payment of an additional 15% of the then outstanding balance, and reduced the penalty for a default from 30% to 25% of the outstanding balance.

Per the guidance of ASC 470-50, “Debt Modifications and Extinguishments,” modified terms are considered substantially different, if the present value of the cash flows after modification differ by at least 10% prior to the modification. With the increase in principal, the Vista 2017 Note met the 10% cash flow test and therefore the Company accounted for the transaction as an extinguishment of debt. The increased principal, and the warrant fair value treated as a fee for the extension, produced a $746,000 loss on extinguishment of the convertible debt. The new 5% Convertible Note is recorded at principal value with a 90-day maturity.

Subsequent to the January 7, 2019 amendment, Vista Capital has chosen to convert $225,000 of the Vista 2017 Note (credited to interest and then principal), and received an aggregate 1,679,248 shares of our common stock. We and Vista Capital have agreed to further extend the maturity date from April 15, 2019 to July 15, 2019, and as consideration have increased the principal balance of the note by 10%. Accounting for these conversions and the extension, the principal amount due on the note is $420,452

Concurrently with the January 7, 2019 extension of the Vista 2017 Note, Vista Capital invested an additional $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%. The Vista 2019 Note allows Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note contains standard provisions of default, and precludes the issuance of shares to the extent that Vista Capital would beneficially own more than 4.99% of our common stock. We may pre-pay the Vista 2019 Note within 90 days of the issuance date by giving 10 business day notice of the intent to pre-pay, and then tendering 120% of the outstanding balance of the note. Vista Capital has the option to convert the note to common stock during the 10-day period. The Vista 2019 Note also includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The Vista 2019 Note also requires that we include the shares underlying conversion of the note on the next registration statement we file with the SEC (but not the registration statement filed November 6, 2018).

With respect to the above transactions with Vista Capital, Lincoln Park Capital Fund, LLC agreed to waive the provisions of the Purchase Agreement dated August 25, 2017, prohibiting variable rate transactions. As consideration for this waiver, we issued to Lincoln Park a warrant to purchase 250,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. In the event the shares underlying the warrant are not registered, the warrant allows the holder to do a “cashless” exercise.

Debt Obligations – Payment of Note due January 11, 2019 (Triton)

On January 9, 2019, we tendered payment of the outstanding principal amount and interest due on the promissory note issued to Triton Funds, LP dated October 12, 2018 (see Notes 5 and 7). Other than the outstanding warrants, we have no ongoing business dealings with Triton.

Debt Obligations – Note due November 5, 2019 (Tangiers Global)

On January 31, 2019, we issued a 12% Convertible Promissory Note to Tangiers Global, LLC (“Tangiers”) in the aggregate principal amount of up to $495,000 (the “Tangiers Note”). The initial principal amount of the Tangiers Note is $330,000, for which Tangiers paid a purchase price of $300,000 on February 5, 2019, representing a 10% original issue discount, due November 5, 2019. As originally contemplated, we received an additional $150,000 from Tangiers pursuant to an amendment to the note dated March 7, 2019, increasing the principal amount due under the note to $495,000.

The Tangiers Note is convertible at the option of Tangiers at a conversion price equal to 75% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days prior to the conversion date. We may prepay the Tangiers Note up to 180 days after the effective date. If a prepayment is made within 90 days, we must pay a prepayment penalty of 25%; from 91 to 180 days, we must pay a prepayment penalty of 30%. We may pay such prepayment penalties, if we so choose, by issuing common stock at the conversion price. If such shares are not eligible for removal of restrictions pursuant to a registration statement or Rule 144 within 10 trading days following the six-month anniversary of the effective date, Tangiers may rescind the stock issuance and force the Company to pay the prepayment penalty in cash. Upon the occurrence of an event of default, as such term is defined under the Tangiers Note, additional interest will accrue from the date of the event of default at a rate equal to the lower of 22% per annum or the highest rate permitted by law, and an additional 25% shall be added to the principal amount of the note.

In connection with the Tangiers Note, the Company caused its transfer agent to reserve 3,000,000 shares of the Company’s common stock, in the event that the Tangiers Note is converted.

With respect to the above transaction with Tangiers, Lincoln Park consented to waive the provisions of the Purchase Agreement dated August 25, 2017 prohibiting variable rate transactions. As consideration for the consent, we agreed to issue Lincoln Park a stock purchase warrant allowing for the purchase of 50,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. In the event the shares underlying the warrant are not registered, the warrant allows the holder to do a “cashless” exercise.

Chief Financial Officer Contract Extension

On January 16, 2019, we agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times) with our Chief Financial Officer, Charles K. Dargan, II. The Engagement Extension Agreement dated as of January 16, 2019 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2019 (the “Extended Term”), and is retroactively effective to the termination of the prior extension on September 30, 2018. Mr. Dargan has been serving as the Company’s Chief Financial Officer since such termination pursuant to the terms of the December 31, 2017 extension.

For the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock, at a strike price equal to the closing price of the Company’s common stock on January 16, 2019 of $0.223, to expire January 16, 2029, and to vest over the term of the engagement with 75,000 shares having vested as of December 31, 2018, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2019, and each month thereafter, so long as the Engagement Agreement is in full force and effect. The Option was issued pursuant to the Company’s 2018 Equity Incentive Plan.

The issuance of the Option is Mr. Dargan’s sole source of compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for this term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.