Form 10-K/A
period 2018-12-31
BIOLARGO, INC.
filed 2019-04-30
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 29, 2019, BioLargo, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Report”). This Amendment No. 1 updates Part III of the Report to contain certain additional information required therein. This information was previously omitted from the Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Report is hereby amended and restated in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Report. Accordingly, this Amendment should be read in conjunction with the Report and with our filings with the Securities and Exchange Commission subsequent to the Report. Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

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

Composition of Board of Directors

Our bylaws provide that the Board shall consist of not less than two and not more than seven directors. The Board currently consists of seven members. The Board has fixed the size of the Board to be elected in 2018 at seven members. There are no family relationships among any of our current directors, the nominees for directors and our executive officers.

In the event that a nominee is unable or declines to serve as a director at the time of the Annual Meeting, the present Board will fill any such vacancy. As of the date of this Proxy Statement, the Board is not aware of any nominee who is unable or will decline to serve as a director.

The Board does not have a Nominating/Corporate Governance Committee primarily because capital constraints, the Company’s early operational state, and the size of the current Board make constituting and administering such a committee excessively burdensome and costly. With respect to the nominees for election in 2018, every director of the Company participated in the decisions relating to the nomination of directors.

List of Directors

The following is certain information as of April 25, 2019 regarding the our current board of directors. We expect each of these directors to be nominated to serve on the board for an additional one year period, to be voted on by our stockholders at our Annual Meeting on July 23, 2019

Name	Position with Company	Age	Director Since
Dennis P. Calvert	President, Chief Executive Officer, Chairman, and Director	56	June 2002
Kenneth R. Code	Chief Science Officer, Director	72	April 2007
Dennis E. Marshall(2)(4)(6)	Director	76	April 2006
Joseph L. Provenzano	Vice President of Operations, Corporate Secretary and Director	50	June 2002
Kent C. Roberts, II (1)(3)	Director	59	August 2011
John S. Runyan (1)(5)(6)	Director	80	October 2011
Jack B. Strommen	Director	49	June 2017

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Governance Committee
(4)	Chairman of Audit Committee
(5)	Chairman of Compensation Committee
(6)	Chairman of Nominating and Governance Committee

Our Board has determined that each of Mr. Marshall and Mr. Roberts are audit committee financial experts, as that term is defined in Item 407(d)(5) of Regulation S-K.

Director Independence

Our Board has determined that each of Messrs. Marshall, Roberts, Runyan and Strommen is independent as defined under applicable Nasdaq Stock Market, LLC (“Nasdaq”) listing standards. The Board has determined that none of Messrs. Calvert, Code or Provenzano is independent as defined under applicable Nasdaq listing standards. None of Messrs. Calvert, Code or Provenzano serves on any committees of the Board.

Biographical Information Regarding Directors

Dennis P. Calvert is our President, Chief Executive Officer and Chairman of the Board. He also serves in the same positions for BioLargo Life Technologies, Inc. and BioLargo Water U.S.A., Inc., both wholly owned subsidiaries, and chairman of the board of directors of our subsidiaries Odor-No-More, Inc., Clyra Medical Technologies, Inc. and BioLargo Water, Inc. (Canada). Mr. Calvert was appointed a director in June 2002 and has served as President and Chief Executive Officer since June 2002, Corporate Secretary from September 2002 until March 2003 and Chief Financial Officer from March 2003 through January 2008. Mr. Calvert holds a B.A. degree in Economics from Wake Forest University, where he was a varsity basketball player. Mr. Calvert also studied at Columbia University and Harding University. He also serves on the board of directors at The Maximum Impact Foundation, a 501(c)(3), committed to bridging the gap for lifesaving work around the globe for the good of man and in the name of Christ. He serves as a Director of Sustain SoCAl (formerly known as Sustain OC) in and serves on their “Technology Breakthrough” committee. Sustain SoCal is a trade association that seeks to promote economic growth in the Orange County clean technology industry. Most recently, he joined the Board of Directors at The Maritime Alliance of San Diego and also serves on the Board of Directors of Tilly’s Life Center, a nonprofit charitable foundation aimed at empowering teens with a positive mindset and enabling them to effectively cope with crisis, adversity and tough decisions. He is also an Eagle Scout. He is married and has two children. He has been an active coach in youth sports organizations and ministry activity in his home community. Mr. Calvert has an extensive entrepreneurial background as an operator, investor and consultant. Prior to his work with BioLargo, he had participated in more than 300 consulting projects and more than 50 acquisitions as well as various financing transactions and companies that ranged from industrial chemicals, healthcare management, finance, telecommunications and consumer products.

Kenneth R. Code is our Chief Science Officer. He has been a director since April 2007. Mr. Code is our single largest stockholder. He is the founder of IOWC, which is engaged in the research and development of advanced disinfection technology, and from which the Company acquired its core iodine technology in April 2007. Mr. Code has authored several publications and holds several patents, with additional pending, concerning advanced iodine disinfection. Mr. Code graduated from the University of Calgary, Alberta, Canada.

Dennis E. Marshall has been a director since April 2006. Mr. Marshall has over 45 years of experience in real estate, asset management, management level finance and operations-oriented management. Since 1981, Mr. Marshall has been a real estate investment broker in Orange County, California, representing buyers and sellers in investment acquisitions and dispositions. From March 1977 to January 1981, Mr. Marshall was a real estate syndicator at McCombs Corporation as well as the assistant to the Chairman of the Board. While at McCombs Corporation, Mr. Marshall became the Vice President of Finance, where he financially monitored numerous public real estate syndications. From June 1973 to September 1976, Mr. Marshall served as an equity controller for the Don Koll Company, an investment builder and general contractor firm, at which Mr. Marshall worked closely with institutional equity partners and lenders. Before he began his career in real estate, Mr. Marshall worked at Arthur Young & Co. (now Ernst & Young) from June 1969 to June 1973, where he served as Supervising Senior Auditor and was responsible for numerous independent audits of publicly held corporations. During this period, he obtained Certified Public Accountant certification. Mr. Marshall earned a degree in Accounting from the University of Texas, Austin in 1966 and earned a Master of Science Business Administration from the University of California, Los Angeles in 1969. Mr. Marshall serves as Chairman of the Audit Committee.

Joseph L. Provenzano has been a director since June 2002, assumed the role of Corporate Secretary in March 2003, was appointed Executive Vice President of Operations in January 2008, was elected President of our subsidiary, Odor-No-More, Inc., upon the commencement of its operations in January 2010. He is a co-inventor on several of the company's patents and proprietary manufacturing processes, and has developed over 30 products from our CupriDyne® technology.  Mr. Provenzano began his corporate career in 1988 in the marketing field. In 2001 he began work with an investment holding company to manage their mergers and acquisitions department, participating in more than 50 corporate mergers and acquisitions.

Kent C. Roberts II has been a director since August 2011. He is a partner at Acacia Investment Partners, a management consulting firm serving the asset management industry. Mr. Roberts has had a long and successful career in the asset management business as a north American practice leader or at the senior partner level. His investment experience spans 25 years where he served in senior positions in business management, trading, currency risk management, business development and marketing strategy, as well as governance and oversight roles. He has worked for both large firms as well as boutiques that bring unique investment expertise to investors around the world. Those firms include: Global Evolution USA, First Quadrant and Bankers Trust Company. He has presented at numerous industry conferences and as a guest speaker at numerous industry conferences and events. Prior to entering the financial services industry Mr. Roberts worked in the oil and gas exploration industry. Mr. Roberts received a MBA in Finance from the University of Notre Dame and a BS in Agriculture and Watershed Hydrology from the University of Arizona. Mr. Roberts holds a series 3 securities license.

John S. Runyan has been a director since October 2011. He has spent his career in the food industry. He began as a stock clerk at age 12, and ultimately served the Fleming Companies for 38 years, his last 10 years as a Senior Executive Officer in its corporate headquarters where he was Group President of Price Impact Retail Stores with annual sales of over $3 billion. He retired from Fleming in 2001, and established JSR&R Company Executive Advising, with a primary emphasis in the United States and international food business. His clients have included Coca Cola, Food 4 Less Price Impact Stores, IGA, Inc., Golden State Foods, Bozzuto Companies Foodstuffs New Zealand, Metcash Australia and McLane International. In 2005, he joined Associated Grocers in Seattle Washington as President and CEO, overseeing its purchase in 2007 by Unified Grocers, at which time he became Executive Advisor to its CEO and to its President. Mr. Runyan currently serves on the board of directors of Western Association of Food Chains and Retailer Owned Food Distributors of America. Additionally, Mr. Runyan served eight years as a board member of the City of Hope’s Northern California Food Industry Circle, which included two terms as President, and was recognized with the City of Hope “Spirit of Life” award. He was the first wholesale executive to be voted “Man of the Year” by Food People Publication. He is a graduate of Washburn University, which recognized his business accomplishments in 2007 as the honoree from the School of Business “Alumni Fellow Award.” Mr. Runyan serves as Chairman of the Compensation Committee.

Jack B. Strommen is a member of the board of directors of our subsidiary, Clyra Medical Technologies, as the representative of Sanatio Capital LLC. Mr. Strommen is the CEO of PD Instore, a leader in the design, production and installation of retail environments and displays for many Fortune 500 companies including Target, Adidas, Verizon, Disney and Sony. He is also the Chairman of Our House Films, an angel investor in several private companies ranging from bio-tech to med-tech to real estate, and serves on the board of directors of several private and public companies. A relentless force of growth, Mr. Strommen has taken his company, PD Instore, to new and ever increasing levels of success. Mr. Strommen purchased the family owned, local based printing firm, from his grandfather in 1999. With Jay’s vision and leadership, it went from a local company with $25M in revenues to a global company with $180M in global sales. Jay led the company in a private sale in 2015, remaining as CEO.

Other Executive Officer of the Company

The following is certain information as of April 25, 2019 regarding the executive officer of the Company not discussed above.

Name	Position with Company	Age	Officer Since
Charles K. Dargan, II	Chief Financial Officer	64	2008

Charles K. Dargan II is our Chief Financial Officer and has served as such since February 2008. Since January 2003, Mr. Dargan has served as founder and principal of CFO 911, an organization of senior executives that provides accounting, finance and operational expertise to both public and private companies who are at strategic inflection points of their development and helps them effectively transition from one business stage to another. From March 2000 to January 2003, Mr. Dargan was the Chief Financial Officer of Semotus Solutions, Inc., an American Stock Exchange-listed wireless mobility software company. Mr. Dargan also serves as a director of Hiplink Software, Inc. and CPSM, Inc. Further, Mr. Dargan began his finance career in investment banking with Drexel Burnham Lambert and later became Managing Director of two regional firms, including Houlihan Lokey Howard & Zukin, where he was responsible for the management of the private placement activities of the firm. Mr. Dargan received his B.A. degree in Government from Dartmouth College, his M.B.A. degree and M.S.B.A. degree in Finance from the University of Southern California. Mr. Dargan is a CPA (inactive).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons holding 10% or more of the Company’s Common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of our Common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to us by executive officers, directors and stockholders beneficially owning 10% or greater of the outstanding shares, we believe that such persons filed pursuant to the requirements of the SEC on a timely basis during the year ended December 31, 2018, with the exception of one report filed by our chief financial officer.

Code of Ethics

We maintain three separate standing committees: (i) Audit, (ii) Compensation and (iii) Nominating/Corporate Governance. Our corporate website, www.biolargo.com, contains the charters for these committees, and certain other corporate governance documents and policies, including our Code of Ethics. Any changes to these documents and any waivers granted with respect to our code of ethics will be posted at www.biolargo.com. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, BioLargo, Inc., 14921 Chestnut St., Westminster, California 92683. The information at www.biolargo.com is not, and shall not be deemed to be, a part of this or any other filing we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services rendered to our company in all capacities for the fiscal years ended December 31, 2017 and 2018, by our principal executive officer and our three most highly compensated executive officers other than our principal executive officer, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Positions	Year	Salary		Stock Awards(1)		Option Awards(1)		All other Compensation		Total

Dennis P. Calvert,	2017	$288,603	(2)	$—	(3)	$195,894	(4)	$49,600	(5)	$534,097
Chairman, Chief Executive Officer and President	2018	$288,603	(2)	$—	(3)	$335,820	(4)	$31,325	(5)	$655,748

Kenneth R. Code,	2017	$288,603	(6)	$—		$—		$72,600	(5)	$361,203
Chief Science Officer	2018	$288,603	(6)	$—		$—		$12,600	(5)	$301,203

Charles K. Dargan	2017	$—				$236,250	(7)	$—		$236,250
Chief Financial Officer	2018	$—		$—		$87,750	(7)	$—		$87,750

Joseph Provenzano,	2017	$169,772	(8)	$—		$47,000	(9)	$12,900	(10)	$229,672
Corporate Secretary; President Odor-No-More, Inc	2018	$169,772	(8)	$—		$37,600	(9)	$16,565	(5)	$224,937

(1)

Our company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes method. The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate fair value of awards of stock or options calculated as of the grant date. These amounts do not represent cash paid to or realized by any of the recipients during the years indicated.

(2)

In 2017 and 2018 the employment agreement for Mr. Calvert provided for a base salary of $288,603 and other compensation for health insurance and an automobile allowance. During the year ended December 31, 2017, Mr. Calvert agreed to forego $27,796 of cash compensation due to him and accept 71,273 shares of our common stock in lieu thereof, at $0.39 per share. During the year ended December 31, 2018, Mr. Calvert agreed forego $151,149 of cash compensation due to him and accept 534,619 shares of our common stock in lieu thereof, at prices ranging between $0.24 - $0.43 per share. The common stock issued to Mr. Calvert is subject to a “lock up agreement” that prohibits Mr. Calvert from selling the shares until the earlier of (i) the sale of the Company; (ii) the successful commercialization of BioLargo’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Calvert dated May 2, 2017 and resulting in Calvert’s termination. (See “Employment Agreements—Dennis P. Calvert” and “Outstanding Equity Awards at Fiscal Year-End” below for more details).

(3)

On May 2, 2017, pursuant to his employment agreement, we granted to our president, Dennis P. Calvert, 1,500,000 shares of common stock, subject to a “lock-up agreement” whereby the shares remain unvested until the occurrence of certain events. As no such events occurred during 2017, and thus no shares vested, the value of the award in 2017 was recorded as zero. (See “Employment Agreements—Dennis P. Calvert” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.)

(4)

On May 2, 2017, pursuant to his employment agreement, we granted to our president, Dennis P. Calvert, an option to purchase 3,731,322 shares of the Company’s common stock. The option is a non-qualified stock option, exercisable at $0.45 per share, the closing price of our common stock on the grant date, exercisable for ten years from the date of grant, and vesting in equal increments on the anniversary of the option agreement for five years. Any portion of the option which has not yet vested shall immediately vest in the event of, and prior to, a change of control, as defined in the employment agreement. The option cliff vests in 4 equal amounts on each anniversary of the option agreement. The option agreement contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise. The fair value of this option totaled $1,679,095 and will be amortized monthly through May 2, 2022. During the year ended December 31, 2017 and 2018, we recorded $195,894 and $335,820, respectively, of selling, general and administrative expense related to the option.

(5)	Includes health insurance premiums, automobile allowance, and bonus.

(6)

In 2017 and 2018 the employment agreement for Mr. Code provided for a base salary of $288,603 and other compensation of $12,600. During the year ended December 31, 2017, Mr. Code agreed to forego $30,198 of cash compensation due to him and accept 77,432 shares of our common stock in lieu thereof, at $0.39 per share. During the year ended December 31, 2018, Mr. Calvert agreed forego $167,535 of cash compensation due to him and accept 596,417 shares of our common stock in lieu thereof, at prices ranging between $0.24 - $0.43 per share. See “Employment Agreements—Kenneth R. Code” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(7)

Our Chief Financial Officer, Charles K. Dargan II, did not receive any cash compensation during the years ended December 31, 2017 and 2018. His only compensation is the issuance, each year, of an option to purchase 300,000 shares of our common stock, with 25,000 shares vesting each month. The value set forth in the table reflects the fair value of the options issued that vested during the 12 months of the years indicated. See “Employment Agreements—Charles K. Dargan II” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(8)

In 2017 and 2018, the employment agreement for Mr. Provenzano provided for a base salary of $169,772, and other compensation for health insurance and automobile allowance. See “Employment Agreements – Joseph Provenzano” and “Outstanding Equity Awards at Fiscal Year-End” below for more details.

(9)

On October 23, 2017, we issued to Mr. Provenzano an option to purchase 100,000 shares of our common stock at $0.47 per share, which expires October 23, 2027, and vests monthly in 10,000 share increments beginning November 23, 2017. The remaining fair value of $37,600 vested during 2018.

(10)	Includes a $7,500 cash bonus and $5,400 in automobile expense.

Employment Agreements

Dennis P. Calvert

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

Kenneth R. Code

We entered into an employment agreement dated as of April 29, 2007 with Mr. Code, our Chief Science Officer (the “Code Employment Agreement”), which we amended on December 28, 2012 such that his salary will remain at $288,603, the level paid in April 2012, with no further automatic increases. The Code Employment Agreement can automatically renew for one year periods on April 29th of each year but may be terminated “without cause” at any time upon 120 days’ notice, and upon such termination, Mr. Code would not receive the severance originally provided for. All other terms in the 2007 agreement remain the same in the Code Employment Agreement.

In addition, Mr. Code will be eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by our board of directors. When such benefits are made available to our senior employees, Mr. Code is also eligible to receive health insurance premium payments for himself and his immediate family, a car allowance of $800 per month, paid vacation of four weeks per year plus an additional two weeks per year for each full year of service during the term of the agreement up to a maximum of 10 weeks per year, life insurance equal to three times his base salary and disability insurance.

The Code Employment Agreement further requires Mr. Code to keep certain information confidential, not to solicit customers or employees of our company or interfere with any business relationship of our company, and to assign all inventions made or created during the term of the Code Employment Agreement as “work made for hire”.

Charles K. Dargan II

Charles K. Dargan, II has served as our Chief Financial Officer since February 2008 pursuant to an engagement agreement with his company, CFO 911, that has been renewed each year. For the renewal effective February 1, 2015, Mr. Dargan was compensated through the issuance of an option to purchase an additional 300,000 shares of our common stock, at an exercise price of $0.57 per share, to expire September 30, 2025, and vest over the term of the engagement with 120,000 shares vested as of September 30, 2015, and the remaining shares to vest 15,000 monthly, provided that the Engagement Extension Agreement with Mr. Dargan has not been terminated prior to each vesting date. Mr. Dargan receives no cash compensation from our company and continues to serve as our Chief Financial Officer.

On February 10, 2017, we and Mr. Dargan further extended his engagement agreement. The extension provides for an additional term to expire September 30, 2017 (the “Extended Term”), and is retroactively effective to the termination of the prior extension on October 1, 2016. This more recent extension again compensates Mr. Dargan through the issuance of an option to purchase 300,000 shares of the Company’s common stock. The strike price of the option is $0.69 per share, which is equal to the closing price of the Company’s common stock on February 10, 2017, expires February 10, 2027, and vests over the term of the engagement with 125,000 shares having vested as of February 10, 2017, and the remaining shares to vest 25,000 shares monthly beginning March 1, 2017, and each month thereafter, so long as his agreement is in full force and effect.

On December 31, 2017, we and Mr. Dargan further extended his engagement agreement. The extension provides for an additional term to expire September 30, 2018 (the “Extended Term”), and is retroactively effective to the termination of the prior extension on October 1, 2017. This more recent extension again compensates Mr. Dargan through the issuance of an option to purchase 300,000 shares of the Company’s common stock. The strike price of the option is $0.39 per share, which is equal to the closing price of the Company’s common stock on December 29, 2017, expires December 31, 2027, and vests over the term of the engagement with 75,000 shares having vested as of December 31, 2017, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2018, and each month thereafter, so long as his agreement is in full force and effect.

On January 16, 2019, we and Mr. Dargan formally agreed to extend his engagement agreement. The extension provides for an additional term to expire September 30, 2019, and is retroactively effective to the termination of the prior extension on September 30, 2018. Mr. Dargan has been serving as the Company’s Chief Financial Officer since such termination pursuant to the terms of the December 31, 2017 extension. This extension again compensates Mr. Dargan through the issuance of an option to purchase 300,000 shares of the Company’s common stock, at a strike price equal to the closing price of the Company’s common stock on January 16, 2019 of $0.223, to expire January 16, 2029, and to vest over the term of the engagement with 75,000 shares having vested as of December 31, 2018, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2019, and each month thereafter, so long as the engagement agreement is in full force and effect. The Option was issued pursuant to the Company’s 2018 Equity Incentive Plan. The issuance of the Option is Mr. Dargan’s sole source of compensation for the extended term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.

Joseph Provenzano

Mr. Provenzano has served as Vice President of Operations since January 1, 2008, in addition to continuing to serve as our Corporate Secretary.

Mr. Provenzano’s employment agreement provided a base compensation in 2016 of $169,772 annually. Mr. Provenzano is also entitled to reimbursement for authorized expenses he incurs in the course of his employment. In addition, Mr. Provenzano is eligible to receive discretionary bonuses, participate in benefits made generally available to our employees and receive grants under our 2007 Equity Plan.

Mr. Provenzano’s employment agreement automatically renews each year unless we give at least 90 days’ notice of non-renewal, and contains additional provisions typical of an agreement of this nature.

Director Compensation

Each director who is not an officer or employee of our company receives an annual retainer of $60,000, paid in cash or shares of our common stock, or options to purchase our common stock (pursuant to a plan put in place by our board of directors), in our sole discretion. Historically, all but one director has received the entirety of his fees in the form of options to purchase stock, rather than cash. In addition, Mr. Marshall and Mr. Runyan each receive an additional $15,000 for their services as the chairman of the Audit Committee and chairman of the Compensation Committee, respectively. The following table sets forth information for the fiscal years ended December 31, 2018 regarding compensation of our non-employee directors. Our employee directors do not receive any additional compensation for serving as a director.

Name	Fees Earned or Fees Paid in Cash		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Dennis E. Marshall	$75,000	(1)	—	—	—	$75,000
Jack B. Strommen	$60,000	(2)	—	—	—	$60,000
Kent C. Roberts III	$60,000	(3)	—	—	—	$60,000
John S. Runyan	$75,000	(4)	—	—	—	$75,000

(1)

In 2018, Mr. Marshall earned director fees of $75,000, which included compensation for serving as Chairman of the Audit Committee of our board of directors. None of these fees was paid in cash. During 2018, Mr. Marshall received options in lieu of cash consisting of (i) on March 31, 2018, an issuance of an option to purchase 72,394 shares of our common stock at $0.26 per share, (ii) on June 30, 2018, an issuance of an option to purchase 43,605 shares of our common stock at $0.43 per share, (iii) on September 30, 2018, an issuance of an option to purchase 69,444 shares of our common stock at $0.27 per share, and (iv) on December 31, 2018, an issuance of an option to purchase 78,125 shares of our common stock at $0.24 per share.

(2)

In 2018 Mr. Strommen earned director fees of $60,000. During 2018, Mr. Strommen received options in lieu of cash consisting of (i) on March 31, 2018, an issuance of an option to purchase 57,916 shares of our common stock at $0.43 per share, (ii) on June 30, 2018, an issuance of an option to purchase 34,884 shares of our common stock at $0.43 per share, (iii) on September 30, 2018, an option to purchase 55,556 shares of our common stock at $0.27 per share, and (iv) on December 31, 2018, an option to purchase 62,500 shares of our common stock at $0.34 per share.

(3)

In 2018 Mr. Roberts earned director fees of $60,000. During 2018, Mr. Roberts received options in lieu of cash consisting of (i) on March 31, 2018, an issuance of an option to purchase 57,916 shares of our common stock at $0.43 per share, (ii) on June 30, 2018, an issuance of an option to purchase 34,884 shares of our common stock at $0.43 per share, (iii) on September 30, 2018, an option to purchase 55,556 shares of our common stock at $0.27 per share, and (iv) on December 31, 2018, an option to purchase 62,500 shares of our common stock at $0.34 per share.

(4)

In 2018, Mr. Runyan earned director fees of $75,000. None of these fees was paid in cash. During 2018, Mr. Runyan received options in lieu of cash consisting of (i) on March 31, 2018, an issuance of an option to purchase 72,394 shares of our common stock at $0.26 per share, (ii) on June 30, 2018, an issuance of an option to purchase 43,605 shares of our common stock at $0.43 per share, (iii) on September 30, 2018, an issuance of an option to purchase 69,444 shares of our common stock at $0.27 per share, and (iv) on December 31, 2018, an issuance of an option to purchase 78,125 shares of our common stock at $0.24 per share.

Equity Compensation Plans

We have one ongoing, and one expired (but with outstanding awards) equity compensation plans.

2007 Plan

On August 7, 2007, our Board adopted the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants were made under this plan, as administered by the Compensation Committee. The plan automatically terminated on September 7, 2017 (10 years from the date of adoption by the Company’s stockholders).

Under this plan, as amended in 2011, 12,000,000 shares of our common stock were reserved for issuance under awards, and at March 31, 2019, awards of options authorizing a total of 9,721,586 shares were outstanding.

2018 Plan

On March 7, 2018, our board of directors adopted BioLargo, Inc. 2018 Equity Incentive Plan (“2018 Equity Plan”) as a means of providing our directors, key employees, and consultants additional incentive to provide services. This plan was approved by our stockholders at our annual meeting on May 23, 2018. The Compensation Committee administers this plan, except for awards made to non-employee directors. The plan allows for the grant of stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units and performance awards in any combination, separately or in tandem. Subject to the terms of the 2018 Equity Plan, the Compensation Committee will determine the terms and conditions of awards, including the times when awards vest or become payable and the effect of certain events such as termination of employment. Under the 2018 Equity Plan, 40,000,000 shares of our common stock are reserved for issuance under awards. Each January 1, through January 1, 2028, the number of shares available for grant and issuance will be increased by the lesser of 2,000,000 and such number of shares set by the Board.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised stock options and equity incentive plan awards for each of the Named Executive Officers outstanding as of December 31, 2018.  All stock or options that were granted to the Named Executive Officers during the fiscal year ended December 31, 2018 have fully vested, except as indicated.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Share Price on Grant Date	Option Expiration Date
Dennis P. Calvert	3,731,322		--	$0.45	$0.45	May 2, 2027
	60,000		--	$0.55	$0.37	April 27, 2019
	691,974		--	$0.55	$0.37	April 27, 2019
	200,000		--	$0.575	$0.50	February 1, 2020
Charles K. Dargan II	10,000		--	$0.38	$0.38	January 31, 2019
	50,000		--	$0.28	$0.28	February 23, 2019
	10,000		--	$0.30	$0.30	April 29, 2019
	36,000		--	$0.50	$0.30	April 29, 2019
	10,000		--	$0.45	$0.45	May 31, 2019
	10,000		--	$0.45	$0.45	June 30, 2019
	10,000		--	$0.50	$0.50	July 31, 2019
	10,000		--	$0.43	$0.43	August 31, 2019
	10,000		--	$0.40	$0.40	September 30, 2019
	10,000		--	$0.45	$0.45	October 31, 2019
	10,000		--	$0.57	$0.57	November 30, 2019
	10,000		--	$0.70	$0.70	December 31, 2019
	10,000		--	$0.50	$0.50	January 31, 2020
	10,000		--	$0.45	$0.45	February 28, 2020
	60,000		--	$0.575	$0.50	February 1, 2020
	10,000		--	$0.50	$0.50	March 31, 2020
	10,000		--	$0.39	$0.39	April 29, 2020
	10,000		--	$0.31	$0.31	May 31, 2020
	10,000		--	$0.25	$0.25	June 30, 2020
	10,000		--	$0.24	$0.24	July 31, 2020
	10,000		--	$0.23	$0.23	August 30, 2020
	200,000		--	$0.30	$0.30	August 4, 2020
	10,000		--	$0.35	$0.35	September 30, 2020
	10,000		--	$0.42	$0.42	October 31, 2020
	10,000		--	$0.40	$0.40	November 30, 2020
	10,000		--	$0.50	$0.50	December 31, 2020
	10,000		--	$0.42	$0.42	January 31, 2021
	120,000		--	$0.41	$0.41	February 28, 2021
	300,000		--	$0.35	$0.35	April 10, 2022
	410,000		--	$0.30	$0.30	December 28, 2022
	300,000		--	$0.30	$0.30	July 17, 2023
	300,000		--	$0.30	$0.30	June 23, 2024
	300,000		--	$0.57	$0.57	September 30, 2025
	300,000		--	$0.69	$0.69	February 10, 2027
	300,000		--	$0.39	$0.39	December 31, 2027
Kenneth R. Code	200,000		--	$1.03	$0.94	July 17, 2023
	200,000		--	$0.575	$0.50	February 1, 2020

Joseph Provenzano	30,000		--	$0.50	$0.37	April 27, 2019
	200,000		--	$0.575	$0.50	February 1, 2020
	296,203		--	$0.30	$0.30	August 4, 2020
	200,000		--	$0.41	$0.41	March 21 2021
	100,000		--	$0.45	$0.45	October 23 2027

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our Common stock as of April 25, 2019, including rights to acquire beneficial ownership of shares of our Common stock within 60 days of April 25, 2019, by (a) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding Common stock; (b) each director, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Kenneth R. Code(4)	23,266,703	14.6%
Dennis P. Calvert(5)	9,636,555	6.0%
Jack B. Strommen(6)	8,603,094	5.4%
Charles K. Dargan II(7)	3,396,244	2.1%
Dennis E. Marshall(8)	2,842,881	1.8%
Joseph L. Provenzano(9)	2,096,946	1.3%
Kent C. Roberts II(10)	2,004,778	1.3%
John S. Runyan(11)	1,851,716	1.2%
All directors and officers as a group (8 persons)	53,548,917	33.7%

(1)

Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

The address for all directors and the Named Executive Officers is: c/o BioLargo, Inc., 14921 Chestnut St., Westminster, CA 92683, except for: Kent C. Roberts II’s address is 1146 Oxford Road, San Marino, CA 91108; Charles K. Dargan II’s address is 18841 NE 29th Avenue, Suite 700, Aventura FL 33180; and John S. Runyan’s address is 30001 Hillside Terrace, San Juan Capistrano, CA 92675.

(3)

Our company has only one class of stock outstanding. The sum of 144,552,692 shares of common stock outstanding on April 25, 2019. For purposes of the above table, an additional 14,612,350 shares of common stock subject to options currently exercisable or exercisable within 60 days by the directors and officers are deemed outstanding for determining the number of shares beneficially owned by the directors and officers, and the directors and officers as a group, and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)

Includes 22,139,012 shares owned indirectly by Mr. Code issued on April 29, 2007 to IOWC Technologies, Inc. in connection with the acquisition by our company of certain intellectual property and other assets on that date. Includes 460,000 shares issuable to Mr. Code upon exercise of options.

(5)

Includes 1,528,695 shares, and an option to purchase 691,974 shares, of common stock held by New Millennium Capital Partners, LLC, which is wholly owned and controlled by Mr. Calvert. Includes 260,000 shares issuable to Mr. Calvert upon exercise of other options granted from time to time by our company.

(6)

Includes 304,606 shares issuable to Mr. Strommen upon exercise of options; includes 3,590,476 shares issuable to Mr. Strommen upon the exercise of warrants. Includes 400,000 shares issuable to Mr. Strommen upon conversion of a convertible promissory note.

(7)	Includes 3,056,000 shares issuable to Mr. Dargan upon exercise of options.

(8)	Includes 2,585,849 shares issuable to Mr. Marshall upon exercise of options.

(9)	Includes 826,203 shares issuable to Mr. Provenzano upon exercise of options.

(10)	Includes 1,335,695 shares issuable to Mr. Roberts upon exercise of options.

(11)	Includes 1,504,547 shares issuable to Mr. Runyan upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our company has adopted a policy that all transactions between our company and its executive officers, directors and other affiliates must be approved by a majority of the members of our board of directors and by a majority of the disinterested members of our board of directors, and must be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

From time to time, our company is unable to pay in full amounts due to its officers for salary and business expenses, and those amounts are recorded as liabilities in our financial statements. These amounts are then paid in the future as our company’s cash position allows, or through the issuance of our common stock, or an option to purchase common stock, pursuant to a plan adopted by our board for the payment of outstanding payables.

On December 31, 2018, we issued options to purchase 281,250 shares of our common stock at an exercise price of $0.22 per share to four members of our board of directors, in lieu of $67,500 in fees, as follows: 78,125 to Mr. Marshall in exchange for $18,750 in fees due; 62,500 to Mr. Strommen in exchange for $15,000 in fees due; 62,500to Mr. Roberts in exchange for $15,000 in fees due; and 78,125 to Mr. Runyan in exchange for $18,750 in fees due. The options expire 10 years from the date of grant.

On December 31, 2018, we issued an aggregate 381,801 shares of our common stock to two executive officers in exchange for a reduction of $91,632 of salary and unreimbursed business expenses owed to the officers.

On September 30, 2018, we issued options to purchase 250,000 shares of our common stock at an exercise price of $0.27 per share to four members of our board of directors, in lieu of $67,500 in fees, as follows: 69,444 to Mr. Marshall in exchange for $18,750 in fees due; 55,556 to Mr. Strommen in exchange for $15,000 in fees due; 55,556 to Mr. Roberts in exchange for $15,000 in fees due; and 69,444 to Mr. Runyan in exchange for $18,750 in fees due. The options expire 10 years from the date of grant.

On September 30, 2018, we issued an aggregate 249,258 shares of our common stock to two executive officers in exchange for a reduction of $67,300 of salary owed to the officers.

On June 29, 2018, we issued options to purchase 156,978 shares of our common stock at an exercise price of $0.31 per share to four members of our board of directors, in lieu of $67,500 in fees, as follows: 43,605 to Mr. Marshall in exchange for $18,750 in fees due; 34,884 to Mr. Strommen in exchange for $15,000 in fees due; 34,884 to Mr. Roberts in exchange for $15,000 in fees due; and 43,605 to Mr. Runyan in exchange for $18,750 in fees due. The options expire 10 years from the date of grant.

On June 29, 2018, we issued an aggregate 176,950 shares of our common stock to two executive officers in exchange for a reduction of $76,087 of salary owed to the officers.

On March 31, 2018, we issued options to purchase 260,620 shares of our common stock at an exercise price of $0.295 per share to four members of our board of directors, in lieu of $67,500 in fees, as follows: 72,394 to Mr. Marshall in exchange for $18,750 in fees due; 57,916 to Mr. Strommen in exchange for $15,000 in fees due; 57,916 to Mr. Roberts in exchange for $15,000 in fees due; and 72,394 to Mr. Runyan in exchange for $18,750 in fees due. The options expire 10 years from the date of grant.

On March 31, 2018, we issued an aggregate 323,030 shares of our common stock to two executive officers in exchange for a reduction of $83,664 of salary owed to the officers.

Mr. Strommen was first elected to our board of directors on June 20, 2017. Prior to joining our board, Mr. Strommen invested in the Company’s 2015 Unit Offering, receiving a promissory note and stock purchase warrant. Pursuant to the terms of the notes issued to investors in the 2015 Unit Offering, the Company has elected to pay interest due by issuing common stock. On June 26, 2017, and September 20, 2017, Mr. Strommen was issued 71,423 and 61,792 shares of our common stock, respectively, in payment of interest. All other investors in the 2015 Unit Offering were also issued shares on those days. Prior to those dates, and prior to joining the board, Mr. Strommen had been issued 339,868 shares of our common stock in payment of interest.

On March 28, 2018, Mr. Strommen invested $100,000 in the Company’s private securities offering, receiving a promissory note in the face amount of $100,000, bearing annual interest at the rate of 12%, which is convertible into the Company’s common stock by Mr. Strommen at any time, or the Company at the April 30, 2021 maturity, at the rate of $0.30 per share. Investors in the offering also receive a stock purchase warrant to purchase the number of shares calculated by dividing the investment amount by the note conversion price. Mr. Strommen received a warrant to purchase 333,334 shares of common stock at $0.48 per share, which expires April 20, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed by Haskell & White, LLP, our principal accountant engaged to audit our financial statements for the years ended December 31, 2017 and 2018, for professional services rendered to the Company and its subsidiaries during the years ended 2017 and 2018.

	Amount Billed
Type of Fee	Fiscal Year 2017	Fiscal Year 2018
Audit Fees(1)	$82,000	$79,600
Audit-Related(2)	14,800	49,500
Tax Fees	—	—
All Other Fees	—	—
Total	$96,800	$129,100

(1)

This category consists of fees for the audit of our annual financial statements included in our annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

(2)

Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings such as registration statements and consents, and the implementation of new accounting requirements.

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
3.4	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.6	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.7	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.8	Option to purchase common stock issued to Dennis P. Calvert dated May 2, 2017	Form 8-K	5/4/2017
4.9	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.10	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.11	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017

4.12	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.13	$440,000 convertible note, matures July 20, 2019	Form 10-Q	8/14/2017
4.14	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.15	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.16	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.17	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017
4.18	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.20	Promissory Note dated January 16, 2018, by and between BioLargo, Inc. and FirstFire Global Opportunity Fund, LLC.	S-1	1/17/2018
4.21	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.22	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.23	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.24	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.25	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.26	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.27	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.28	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.29	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.30	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.31	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.32	September 2018 Amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.33	Stock Purchase Warrant issued to Vista Capital Investments dated September 12, 2018.	Form 8-K	9/18/2018
4.34	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.35	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.36	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.37	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.38	Stock Purchase Agreement and Plan of Reorganization dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018

4.39	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.40	Triton Funds LP Securities Purchase Agreement	Form 8-K	10/22/2018
4.41	Convertible Promissory Note issued to Triton Funds LP dated October 12, 2018	Form 8-K	10/22/2018
4.42	Stock Purchase Warrant issued to Triton Funds LP	Form 8-K	10/22/2018
4.43	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019
4.44	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.45	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.46	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.47	Amendment dated March 5, 2019 to Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	3/8/2019
4.48	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.49	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
10.1†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.2	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.7†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.8†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.10	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.11	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.12†	Engagement Agreement extension dated December 31, 2017, between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	1/3/2018
10.13	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.14	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.15†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019

21.1	List of Subsidiaries of the Registrant	Form 10-K	3/29/2019
23.1	Consent of Haskell & White LLP	Form 10-K	3/29/2019
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Form 10-K	3/29/2019
101.INS	XBRL Instance	Form 10-K	3/29/2019
101.SCH	XBRL Taxonomy Extension Schema	Form 10-K	3/29/2019
101.CAL	XBRL Taxonomy Extension Calculation	Form 10-K	3/29/2019
101.DEF	XBRL Taxonomy Extension Definition	Form 10-K	3/29/2019
101.LAB	XBRL Taxonomy Extension Labels	Form 10-K	3/29/2019
101.PRE	XBRL Taxonomy Extension Presentation	Form 10-K	3/29/2019

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: April 30, 2019	By:	/s/ Dennis P. Calvert
Dennis P. Calvert President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	April 30, 2019
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	April 30, 2019
Charles K. Dargan II	(principal financial officer and
principal accounting officer)

*	Chief Science Officer and Director	April 30, 2019
Kenneth R. Code

*	Executive Vice President, Corporate	April 30, 2019
Joseph L. Provenzano	Secretary and Director

*	Director	April 30, 2019
Jack B. Strommen

*	Director	April 30, 2019
Dennis E. Marshall

*	Director	April 30, 2019
Kent C. Roberts II

*	Director	April 30, 2019
John S. Runyan

* By:	/s/Dennis P. Calvert
Dennis P. Calvert, Attorney-in-fact