Form 10-Q
period 2019-03-31
BIOLARGO, INC.
filed 2019-05-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14921 Chestnut St.

Westminster, CA 92683

(Address of principal executive offices)

(888) 400-2863

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock	BLGO	OTC Markets (OTCQB)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2019 was 144,953,058 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND MARCH 31, 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	MARCH 31, 2019 (unaudited)

Assets
Current assets:
Cash and cash equivalents	$655	$512
Accounts receivable	257	210
Inventories, net of allowance	26	26
Prepaid expenses and other current assets	17	34
Total current assets	955	782

In-process research and development (Note 8)	1,893	1,893
Equipment, net of depreciation	126	110
Other non-current assets	35	35
Right-of-use, operating lease, net of amortization	—	399
Deferred offering cost	176	176
Total assets	$3,185	$3,395
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$501	$631
Notes payable	400	490
Line of credit	430	430
Convertible notes payable	1,365	2,072
Discount on convertible notes payable, and line of credit, net of amortization	(205)	(646)
Lease liability	—	116
Customer deposit	—	32
Total current liabilities	2,491	3,125

Long-term liabilities:
Convertible notes and note payable	285	235
Clyra Medical note payable (Note 8)	1,007	1,007
Liability to Clyra Medical shareholder (Note 8)	643	643
Discount on convertible notes payable, net of amortization	(118)	(105)
Lease liability	—	283
Total long-term liabilities	1,817	2,063
Total liabilities	4,308	5,188

COMMITMENTS, CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2018 and March 31, 2019, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 Shares Authorized, 141,466,071 and 144,473,453 Shares Issued, at December 31, 2018 and March 31, 2019, respectively.	95	97
Additional paid-in capital	110,222	112,556
Accumulated other comprehensive loss	(90)	(94)
Accumulated deficit	(111,723)	(114,641)
Total BioLargo Inc. and Subsidiaries stockholders’ equity (deficit)	(1,496)	(2,082)
Non-controlling interest (Note 8)	373	289
Total stockholders’ equity (deficit)	(1,123)	(1,793)
Total liabilities and stockholders’ equity (deficit)	$3,185	$3,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2018	MARCH 31, 2019

Revenue
Product revenue	$224	$301
Service revenue	39	63
Total revenue	263	364

Cost of revenue
Cost of goods sold	(134)	(140)
Cost of service	(29)	(52)
Total cost of revenue	(163)	(192)
Gross profit	100	172

Operating expenses:
Selling, general and administrative expenses	1,170	1,392
Research and development	522	426
Depreciation and amortization	10	16
Total operating expenses	1,702	1,834

Operating loss	(1,602)	(1,662)

Other income (expense):
Grant income	5	82
Interest expense	(832)	(985)
Loss on extinguishment of debt	—	(184)
Total other (expense) income	(827)	(1,087)

Net loss	(2,429)	(2,749)

Net loss attributable to noncontrolling interest	(107)	(173)
Net loss attributable to common shareholders	$(2,322)	$(2,576)

Net loss per share attributable to common stockholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:	104,695,818	142,246,766

Comprehensive loss attributable to common shareholders

Net loss	$(2,429)	$(2,749)
Foreign translation adjustment	8	(4)
Comprehensive loss	(2,421)	(2,753)

Comprehensive loss attributable to noncontrolling interest	(107)	(1,793)
Comprehensive loss attributable to shareholders	$(2,314)	$(2,580)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2017	104,164,465	$70	$97,093	$(101,205)	$(62)	$695	$(3,409)
Issuance of common stock for service	714,436	1	196	—	—	—	197
Issuance of common stock for interest	617,072	—	165	—	—	—	165
Financing fee in stock	252,385	—	85	—	—	—	85
Sale of stock for cash	658,226	—	168	—	—	—	168
Stock option compensation expense	—	—	320	—	—	—	320
Warrants and conversion feature issued as discount on convertible notes payable	—	—	282	—	—	—	282
Deemed dividend for the change in accounting for derivative liability	—	—	297	(297)	—	—	—
Net loss	—	—	—	(2,323)	—	(107)	(2,430)
Foreign currency translation	—	—	—	—	8	—	8
Balance, March 31, 2018	106,406,584	$71	$98,606	$(103,825)	$(54)	$588	$(4,614)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Issuance of Clyra Medical common stock	—	—	21	—	—	89	110
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend for the change in accounting for derivative liability	—	—	342	(342)	—	—	—
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, March 31, 2019	144,473,453	$97	$112,556	$(114,641)	$(94)	$289	$(1,793)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(in thousands, except for per share data)

(unaudited)

	MARCH 31, 2018	MARCH 31, 2019
Cash flows from operating activities
Net loss	$(2,429)	$(2,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	320	352
Common stock issued in lieu of salary to officers and fees for services from vendors	196	206
Common stock issued for interest	165	25
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	635	851
Interest expense related to the fair value of warrants issued as consent for variable debt	—	54
Loss on extinguishment of debt	—	184
Deferred offering expense	4	—
Amortization and depreciation expense	10	16
Changes in assets and liabilities:
Accounts receivable	(8)	47
Inventories	(3)	—
Accounts payable and accrued expenses	127	129
Prepaid expenses and other current assets	(13)	(16)
Customer deposits	—	32
Net cash used in operating activities	(996)	(869)

Cash flows from investing activities
Equipment purchases	(19)	—
Net cash used in investing activities	(19)	—
Cash flows from financing activities
Proceeds from convertible notes payable	380	750
Proceeds from the sale of stock in Clyra Medical	—	110
Repayment of note payable	—	(300)
Proceeds from sale of stock to Lincoln Park Capital	168	—
Proceeds from notes payable	—	170
Proceeds from line of credit	390	—
Net cash provided by financing activities	938	730
Net effect of foreign currency translation	8	(4)
Net change in cash	(69)	(143)
Cash at beginning of year	990	655
Cash at end of period	$921	$512
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$32
Income taxes	$—	$3
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$282	$1,061
Conversion of convertible notes payable into common stock	$—	$220
Convertible Notes issued with Original Issue Discount	$—	$217
Fair value of stock issued for financing fees	$85	$—
Right of use, operating lease and liability	$—	$399
Deemed dividend	$297	$342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2019, we had a net loss of $2,749,000, used $869,000 cash in operations, and at March 31, 2019, we had a working capital deficit of $2,343,000, and current assets of $782,000. We do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, and the three months ended March 31, 2019, we generated revenues of $1,364,000 and $364,000 through two business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations. Our cash position as of date hereof is insufficient to pay our debt obligations due in the next 12 months (see Note 4), which include (i) $2,072,000 in convertible notes, (ii) $440,000 notes due June 6, 2019, that we may extend to September 2019, and (iii) a line of credit in the amount of $430,000 due September 1, 2019. We must either refinance or renegotiate these obligations. Our cash position is insufficient to maintain our current level of operations and research/development, and thus we will be required to raise additional capital to continue to fund our operations in 2019, as well as our future business plans. We continue to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the three months ended March 31, 2019, we received $730,000 cash provided by financing activities, and at March 31, 2019 had cash and cash equivalents of $512,000. No assurance can be made of our success at raising money through private or public offerings.

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water, Inc., organized under the laws of Canada in 2014; BioLargo Development Corp., organized under the laws of the State of California in 2016; and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). Additionally, we own 42.0% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Notes 2 and 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, as amended.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 42% of the outstanding voting stock), it does exercise control under the “Variable Interest Model”: there is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented.

All intercompany accounts and transactions have been eliminated (see Note 8).

Foreign Currency

The Company has designated the functional currency of BioLargo Water, Inc., our Canadian subsidiary, to be the Canadian dollar. Therefore, translation gains and losses resulting from differences in exchange rates are recorded in accumulated other comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three-months or less when acquired to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts at one of the largest financial institutions in the United States. From time to time, our cash account balances are greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner per bank, and during such times, we are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the financial institution. We do not anticipate non-performance by our financial institution.

As of December 31, 2018 and March 31, 2019, our cash balances were made up of the following (in thousands):

	December 31, 2018	March 31, 2019
BioLargo, Inc. and wholly owned subsidiaries	$193	$183
Clyra Medical Technologies, Inc.	462	329
Total	$655	$512

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2018 and March 31, 2019 was zero.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2018 and 2019, we had three customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	March 31, 2018	March 31, 2019
Customer A	39%	43%
Customer B	18%	10%
Customer C	<10%	26%
Customer D	18%	<10%

We had two customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2018 and at March 31, 2019 as follows:

	December 31, 2018	March 31, 2019
Customer X	12%	25%
Customer Y	31%	<10%
Customer Z	<10%	11%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2018 and March 31, 2019 was $3,000. As of December 31, 2018 and March 31, 2019, inventories consisted of (in thousands):

	December 31, 2018	March 31, 2019
Raw material	$14	$14
Finished goods	12	12
Total	$26	$26

Other Assets

Other Assets consisted of security deposits of $35,000 related to our business offices.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. As of December 31, 2018 and March 31, 2019, management determined that there was no impairment of its long-lived assets.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2018 and 2019, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2018 and 2019:

	2018		2019
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	2.43%	n/a	2.65%	2.65%
Expected volatility	252%	n/a	152%	152%
Expected dividend yield	—	n/a	—	—
Forfeiture rate	—	n/a	—	—
Life in years	7	n/a	7	7

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

Warrants issued with our convertible promissory notes, note payables, line of credit are accounted for under the fair value and relative fair value method.

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

The convertible note issued with the warrant is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Government Grants

We have been awarded multiple research grants from governmental and quasi-governmental institutions. The grants received are considered “other income” and are included in our Consolidated Statements of Operations. We received our first grant in 2015 and have been awarded over 60 grants totaling over $3.6 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2018 and March 31, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

In June 2018, The FASB issued Accounting Standards Update No. 2018-07, “Compensation – Stock Compensation (topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts and Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This new guidance did not materially impact our stock compensation expense.

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. We adopted this standard effective January 1, 2019 using the modified retrospective transition method approved by the FASB in July 2018. The adoption of the new standard resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases.

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

We did not sell any shares to Lincoln Park during the three months ended March 31, 2019. During the three months ended March 31, 2018, we elected to sell to Lincoln Park 650,000 shares of our common stock for which we received $168,220. Additionally, we issued Lincoln Park 8,226 “additional commitment” shares.

We record stock sales in our equity statement and the additional commitment shares issued reduce the deferred offering costs on our balance sheet.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2018 and as of March 31, 2019 (in thousands).

	December 31, 2018	March 31, 2019
Current liabilities:
Notes payable, mature June 6, 2019	$400	$440
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	—	50
Line of credit, matures September 1, 2019 or later (on 30-day demand)	430	430
Convertible notes payable:
Convertible notes, mature December 31, 2019(1)	75	75
Convertible note, matured January 11, 2019	300	—
Convertible note, matures July 15, 2019	550	420
Convertible note, matures July 20, 2019(1)	440	440
Convertible note, matures October 7, 2019	—	370
Convertible note, matures November 5, 2019 and December 7, 2019	—	554
Convertible nine-month notes, due October, November 2019	—	213
Total convertible notes payable	$1,365	$2,072
Total current liabilities	$2,195	$2,992

Long-term liabilities:
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (See Note 8)	1,007	1,007
Convertible notes payable, mature June 20, 2020(1)	25	25
Convertible notes payable, mature April 20, 2021(1)	100	100
Convertible notes, mature June 15, 2021(1)	110	110
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	50	—
Total long-term liabilities	$1,292	$1,242

Total	$3,487	$4,234

(1) These notes are convertible at our option at maturity.

For the three months ended March 31, 2018 and 2019 we recorded $832,000 and $985,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Annual Report filed March 29, 2019, as amended.

Notes payable, mature June 6, 2019

On September 19, 2018, we received $400,000 and issued promissory notes originally due January 5, 2019 and incurring interest at an annual rate of 12%, and stock purchase warrants (see Note 6), to two investors (the first held by Vernal Bay Investments, LLC (“Vernal”) in the original principal amount of $280,000, and the second held by Chappy Bean, LLC (“Chappy Bean”) in the original principal amount of $120,000). By letter dated January 3, 2019, we notified the holders of the two notes in the aggregate principal amount of $400,000 of our election to extend the maturity date of the notes by 60 days, to March 6, 2019. As provided in the notes, our election to extend increased the principal amount of each note by 10%, such that the aggregate principal balance of the two notes increased to $440,000 as of January 5, 2019.

On March 5, 2019, we executed amendments to these two notes that (i) extended the maturity dates to June 6, 2019, and (ii) provide that we may further extend the maturity dates to September 6, 2019 by giving written notice of such extension and increasing the principal due on the notes at that time by 10%. As consideration of the extension of the maturity dates reflected in the March 5, 2019 amendments, we (i) increased the annual percentage rate of interest from 12% to 18%, effective as of March 7, 2019, and (ii) lowered the exercise price, and increased the number of shares available, on warrants that had been previously issued to the two investors (at the time of their original investment).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible note payable, matures January 11, 2019 (Triton)

On October 16, 2018, we entered into a Securities Purchase Agreement (“Triton Purchase Agreement”) with Triton Fund, LP (“Triton”) for a $225,000 bridge loan, and issued a promissory note in the principal amount of $300,000 (the “Triton Note”). The Triton Note incurred interest at an annual rate of 5%, and was scheduled to mature January 11, 2019. The $75,000 original issue discount was recorded as a discount on our convertible note and was amortized to interest expense in the three-month ended March 31, 2019.

On January 8, 2019, we paid the Triton Note in full.

Convertible Note, matures July 15, 2019 (Vista Capital)

On January 7, 2019, we and Vista Capital agreed to amend the convertible promissory note originally issued December 14, 2017 (“Vista 2017 Note”) and extend its maturity date to April 15, 2019. The principal amount of the note was increased to $605,100. The note will continue to earn interest at the rate of five percent per annum. The amendment re-defined the conversion price to equal 80% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The amendment also reduced the prepayment penalty from 20% to 15%, such that a prepayment requires the payment of an additional 15% of the then outstanding balance, and reduced the penalty for a default from 30% to 25% of the outstanding balance.   The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $487,000, all of which was recorded as interest expense during the three months ended March 31, 2019.

On March 28, 2019, we and Vista agreed to further extend the maturity date of the Vista 2017 Note, to July 15, 2019. In consideration for the extension, we agreed to increase the principal balance of the note by 10 percent, to $420,000. The increase in principal totaling $38,000 was recorded as a loss on debt extinguishment during on our statement of operations for the three months ended March 31, 2019.

During the three months ended March 31, 2019, Vista Capital elected to convert $225,000 of the outstanding principal and interest of the Vista 2017 Note and we issued 1,679,248 shares of our common stock. Of that amount, 1,638,479 shares were issued as payment of principal, and 40,769 shares as payment of interest. As of March 31, 2019, the outstanding balance on the Vista Note totaled $420,000.

Convertible Note, matures October 7, 2019 (Vista Capital)

On January 7, 2019, Vista Capital invested an additional $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%, recorded as a discount on convertible notes and will be amortized over the term of the note. The Vista 2019 Note allows Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note contains standard provisions of default, and precludes the issuance of shares to the extent that Vista Capital would beneficially own more than 4.99% of our common stock. We may pre-pay the Vista 2019 Note within 90 days of the issuance date by giving 10 business day notice of the intent to pre-pay, and then tendering 120% of the outstanding balance of the note. Vista Capital has the option to convert the note to common stock during the 10-day period. The Vista 2019 Note also includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The Vista 2019 Note also requires that we include the shares underlying conversion of the note on the next registration statement we file with the SEC (but not the registration statement filed November 6, 2018). The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the term of the note as interest expense, all of which will be recorded in 2019.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes, due November 5, 2019 and December 7, 2019 (Tangiers Global)

On January 31, 2019, we issued a 12% Convertible Promissory Note to Tangiers Global, LLC (“Tangiers”) in the aggregate principal amount of up to $495,000 (the “Tangiers Note”). The note allows for two payments, each due in nine months after receipt, and incurs a guaranteed interest of 12% at inception. - The initial payment of $300,000 was received on February 5, 2019, representing a $330,000 principal amount and 10% original issue discount. It is due November 5, 2019. We received the second payment, in the amount of $150,000, on March 7, 2019, increasing the principal amount due under the note to $495,000. This second amount, plus guaranteed interest, is due December 7, 2019. In the aggregate, the principal amount of the note, plus guaranteed interest, totals $554,000.

The Tangiers Note is convertible at the option of Tangiers at a conversion price equal to 75% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days prior to the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $185,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the term of the note as interest expense, all of which will be recorded in 2019.

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

With respect to the above transaction with Tangiers, Lincoln Park consented to waive the provisions of the Purchase Agreement dated August 25, 2017 prohibiting variable rate transactions. As consideration for the consent, we agreed to issue Lincoln Park a stock purchase warrant allowing for the purchase of 50,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. In the event the shares underlying the warrant are not registered, the warrant allows the holder to do a “cashless” exercise. (See Note 6).

Nine-month Notes payable

During the three months ended March 31, 2019, we issued convertible promissory notes (each, an “OID Note”) in the aggregate principal amount of $212,500, with a 25% original issue discount. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share, and mature nine months from the date of issuance. On January 14, 2019, we received $50,000 and issued an OID Note in the principal amount of $62,500. On January 22, 2019, we received $20,000 and issued an OID Note in the principal amount of $25,000. On February 4, 2019, we received $100,000 and issued an OID Note in the principal amount of $125,000. The original issuance discount totaled $42,500, recorded as a discount on convertible notes payable on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the notes.

Each OID Note is convertible by the investor at any time at $0.25 per share. This initial conversion price shall be adjusted downward in the event the Company subsequently issues a convertible promissory note at a lower conversion rate (with this lower conversion rate becoming the adjusted conversion rate under the OID Note), or conducts an equity offering at a per-share price less than $0.25. The Note earns interest at five percent (5%) per annum, due at maturity. The Company may prepay an OID Note only upon 10 days’ notice to the investor, during which time the investor may exercise his/her right to convert the note to stock.

The Company must prepay the OID Notes upon the conclusion of a “qualifying offering” (an offering raising $3.5 million or more); in the event a qualified offering is not concluded prior to the maturity date, or the Note is otherwise not paid in full, the Company shall redeem the notes by issuing the number of shares of common stock equal to the outstanding balance divided by the lower of (i) the current conversion price and (ii) seventy percent (70%) of the lowest daily volume weighted average price (“VWAP”) during the 25 trading days immediately preceding the conversion.

In addition to the note, each OID investor will receive a warrant to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance (the “Warrant”). The number of shares purchasable under the warrant is equal to the 75% of the principal balance of the note divided by $0.25 (thus, a $100,000 investment would yield a note with principal balance of $125,000, and a warrant allowing for the purchase of up to 375,000 shares). The warrant will allow for cashless exercise so long as the shares underlying the warrant are not registered. The Company does not have the obligation to register the shares underlying the warrant (or the OID Notes). (See Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 29, 2019, we issued 579,996 shares of our common stock at $0.16 per share in lieu of $93,000 of accrued and unpaid salary to our officers.

On March 31, 2018, we issued 323,030 shares of our common stock at $0.26 per share in lieu of $84,000 of accrued and unpaid obligations to our officers.

Payment of Consultant Fees and Accrued Interest

During the three months ended March 31, 2019, we issued 788,907 shares of our common stock at a range of $0.16 – $0.23 per share in lieu of $138,000 of accrued interest and accrued and unpaid obligations to consultants.

During the three months ended March 31, 2018, we issued 1,008,478 shares of our common stock at a range of $0.25 – $0.41 per share in lieu of $277,000 of accrued interest and accrued and unpaid obligations to consultants.

Stock Option Expense

During the three months ended March 31, 2018 and 2019, we recorded an aggregate $320,000 and $352,000, respectively, in selling general and administrative expense related to the issuance and vesting of stock options. We issued options through our 2018 Equity Incentive Plan, our (now expired) 2007 Equity Incentive Plan, and outside of these plans.

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

Activity for our stock options under the 2018 Plan from December 31, 2018, through the year ended March 31, 2019, is as follows: (The 2018 Plan inception was June 2018, therefore there is no activity through March 31, 2018).

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
As of March 31, 2019:	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	890,280	0.16	–	0.22	0.19
Expired	—		—		—
Balance, March 31, 2019	2,208,797	$0.16	–	0.43	$0.25	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options to purchase 890,280 shares granted during the three months ended March 31, 2019 are comprised of options issued to employees, consultants, officers, and directors: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.22 per share to our CFO as described below. We also issued options to purchase 168,404 shares of our common stock to employees in lieu of salary at an exercise price on the respective date ranging between $0.16 - $0.25 per share. The fair value of these options totaled $36,000 and is recorded as selling, general and administrative expense. We issued options to purchase 421,876 shares of our common stock at an exercise price on the respective grant date of $0.16 per share to members of our board of directors for services performed, in lieu of cash. The fair value of these options totaled $68,000 and is recorded as selling, general and administrative expenses.

Chief Financial Officer Contract Extension

On January 16, 2019, we agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times) with our Chief Financial Officer, Charles K. Dargan, II. The Engagement Extension Agreement dated as of January 16, 2019 (the “Engagement Extension Agreement”) provides for an additional term to expire September 30, 2019 (the “Extended Term”), and is retroactively effective to the termination of the prior extension on September 30, 2018. Mr. Dargan has been serving as the Company’s Chief Financial Officer since such termination pursuant to the terms of the December 31, 2018 extension.

For the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock, at a strike price equal to the closing price of the Company’s common stock on January 16, 2019 of $0.22, to expire January 16, 2029, and to vest over the term of the engagement with 75,000 shares having vested as of March 31, 2019, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2019, and each month thereafter, so long as the Engagement Agreement is in full force and effect. The Option was issued pursuant to the Company’s 2018 Equity Incentive Plan. The fair value of the option totaled $67,000, of which $17,000 was recorded as selling, general and administrative expense during the three months ended March 31, 2019.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2018 and 2019 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
As of March 31, 2018:	Outstanding	price per share			share	Value(1)
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Expired	(50,000)		1.89		0.91
Balance, March 31, 2018	9,781,586	$0.23	–	1.65	$0.43	$—

As of March 31, 2019:
Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43
Expired	(30,000)	0.38	–	0.70	0.50
Balance, March 31, 2019	9,661,586	$0.23	–	1.65	$0.43	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-Plan Options issued

During the three months ended March 31, 2019, we issued options to purchase 731,250 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to vendors for fees for service. The fair value of the options issued totaled $139,000, is recorded in our selling, general and administrative expense.

During the three months ended March 31, 2018, we issued options to purchase 619,435 shares of our common stock at exercise prices ranging between $0.26 – $0.28 per share to members of our board of directors and vendors for fees for services totaling $158,000.

Activity of our non-plan stock options issued for the three months ended March 31, 2018 and 2019 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
As of March 31, 2018:	outstanding	price per share			share	value(1)
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	619,435	0.26	–	0.28	0.26
Expired	(2,400,000)		0.99		0.99
Balance, March 31, 2018	18,237,843	$0.25	–	1.00	$0.45	$—

As of March 31, 2019:
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Granted	731,250	0.16	–	0.25	0.19
Balance, March 31, 2019	20,050,746	$0.25	–	1.00	$0.42	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2019.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of March 31, 2018:	outstanding	price per share			share	value(1)
Balance, December 31, 2017	22,104,817	$0.125	–	1.00	$0.45
Issued	2,611,513	0.25	–	0.48	0.35
Balance, March 31, 2018	24,716,330	$0.125	–	1.00	$0.44	$—

As of March 31, 2019:
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	3,861,041	$0.16	–	0.25	$0.24
Balance, March 31, 2019	30,733,471	$0.20	–	1.00	$0.40	$—

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants issued as part of debt extension

On March 5, 2019, we executed amendments extending the maturity dates issued to Vernal Bay and Chappy Bean to June 6, 2019 (see Note 4). As consideration for this extension, we agreed to reduce the exercise price, and increase the number of shares purchasable, by the warrants held by Vernal Bay and Chappy Bean. Vernal Bay had been issued a warrant to purchase 1,387,500 shares at $0.25 per share, expiring September 19, 2023. We agreed to lower the exercise price to $0.20 per share, and proportionately increase the number of shares in the warrant to 1,734,375. By doing so, the maximum investment amount under the warrant of $346,875 remained the same. Chappy Bean’s warrant to purchase 600,000 shares was similarly modified, such that it now allows for the purchase of 750,000 shares at $0.20 per share. The reduction in warrant exercise price resulted in a fair value of $56,000 recorded as loss on debt extinguishment in the three months ended March 31, 2019.

Warrants issued as consent for variable rate debt

On January 7 and January 31, 2019, Lincoln Park Capital Fund, LLC agreed to waive the provisions of the Purchase Agreement dated August 25, 2017, prohibiting variable rate transactions. As consideration for the waivers, we issued to Lincoln Park a warrant to purchase 300,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. In the event the shares underlying the warrant are not registered, the warrant allows the holder to do a “cashless” exercise. The fair value of these warrants totaled $54,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense in 2019 over the term of the notes. (See Note 4).

Warrants Issued concurrently with the Nine-month note payable

Pursuant to the terms of the OID Offering, in addition to the Note, the investor will receive a warrant to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance (the “Warrant”). The number of shares purchasable under the warrant is equal to the 75% of the principal balance of the note divided by $0.25 (thus, a $100,000 investment would yield a note with principal balance of $125,000, and a warrant allowing for the purchase of up to 375,000 shares). We issued warrants to purchase 637,500 shares of our common stock. The warrant will allow for cashless exercise so long as the shares underlying the warrant are not registered. The Company does not have the obligation to register the shares underlying the warrant. The fair value of these warrants totaled $89,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense in 2019 over the term of the notes. (See Note 4).

Warrants Issued to One-Year Noteholders

In conjunction with three separate investments of one-year convertible notes, we issued three sets of warrants to purchase an aggregate 400,000 shares to two investors. These warrants were issued July 8, 2016 (400,000 shares at $0.65 exercise price) and December 30, 2016 (400,000 shares at $0.75 exercise price).

Each of these warrants contained provisions that required a reduction to the exercise price and increase to the number of warrant shares in the event that we sold our common stock at a lower price than the exercise price (subject to some exceptions). During the three months ended March 31, 2019, we adjusted downward the warrant exercise price three times to $0.12, resulting in an increase of 2,426,666 warrants available for exercise. The increase in warrants resulted in a fair value totaling $342,000, recorded as a deemed dividend in our statement of stockholders’ equity.

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

	March 31, 2018			March 31, 2019
Risk free interest rate		2.54%		2.18	–	2.62%
Expected volatility		252%		86	–	110%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	5	–	10	2	–	5

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2018	March 31, 2019
Accounts payable and accrued expense	$302	$370
Accrued interest	122	151
Accrued payroll	77	110
Total accounts payable and accrued expenses	$501	$631

Note 8. Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical (see Note 2).

Acquisition of In-process Research and Development

On September 26, 2018, Clyra Medical entered into a transaction with Scion Solutions, LLC, for the purchase of its intellectual property, including its SkinDisc. The consideration provided to Scion is subject to an escrow agreement (“Escrow Agreement”) and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. This consideration was initially held in escrow pending Clyra Medical raising $1 million “base capital” to fund its business operations.

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

Scion Solutions – Note Payable and Clyra Liability

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues.

Non-Controlling Interest

As of March 31, 2019, Clyra had raised $1,110,000 at a price of $200 per share.  During the three months ended March 31, 2019, Clyra raised $110,000 and issued 550 shares of Clyra. At March 31, 2019, the balance due on the Clyra-Scion Note equaled $1,007,000. The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) are recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2019, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	28,053	42.0%
Sanatio Capital(1)	11,520	17.4%
Scion Solutions(2)	15,500	23.4%
Other	11,772	17.2%
Total	66,845

Notes:

(1) Includes 9,830 Series A Preferred shares (see below), and 1,690 common shares.

(2) Does not include an additional 15,500 shares held in escrow subject to performance metrics.

Sanatio Capital purchased Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra Medical has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra Medical is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of March 31, 2019 is $200,000.

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

Note 9. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with seven scientists and engineers. (See Note 10 “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2 million shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. The details of these transactions were reported on a Form 8-K filed with the SEC on September 8, 2017. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	Odor-No-More (“ONM”) -- which is selling odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical (“Clyra”) -- which is engaged in developing medical products and preparing launch into commercial activity with approval of its FDA 510 (K) application in process;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee);
4.	BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada); and

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

The segment information for the three months ended March 31, 2018 and 2019, is as follows (in thousands):

As of March 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$—	$301	$—	$183	$—	$(120)	$364
Intersegment revenue	—	—	—	(120)	—	—	—
Operating loss	(948)	(90)	(287)	(110)	(227)	—	(1,662)
Grant income	—	—	—	—	82	—	82
Interest expense	(632)	—	(12)	—	—	—	(985)
Depreciation	—	(4)	—	(12)	—	—	(16)
Research and development	(172)	—	(49)	(122)	(209)	126	(426)
Loss on extinguishment	(184)	—	—	—	—	—	(184)
Net loss	(2,105)	(90)	(299)	(110)	(145)	—	(2,749)

As of March 31, 2018	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$—	$224	$—	$189	$—	$(120)	$364
Intersegment revenue	—	—	—	(150)	—	—	—
Operating loss	(1,093)	(109)	(199)	(45)	(156)	—	(1,602)
Grant income	—	—	—	—	5	—	5
Interest expense	(830)	—	—	(2)	—	—	(832)
Depreciation	—	(4)	—	(6)	—	—	(10)
Research and development	(343)	—	(87)	(100)	(142)	150	(522)
Net loss	(1,924)	(109)	(199)	(46)	(151)	—	(2,429)

As of March 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$673	$182	$277	$329	$48	$(6)	$1,503
Intangible assets	1,893	—	—	—	—	—	1,893

As of December 31, 2018	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$353	$220	$462	$230	$33	$(6)	$1,292
Intangible assets	1,893	—	—	—	—	—	1,893

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to the Calvert Employment Agreement, we granted Mr. Calvert a non-qualified stock option (the “Option”) to purchase 3,731,322 shares of our common stock, exercisable at $0.45 per share, which represented the market price of the Company’s common stock as of the date of the agreement, exercisable for ten years from the date of grant and vesting in equal increments over five years (see Note 6). The Option provides that any portion of the Option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in the Calvert Employment Agreement. The Calvert Employment Agreement also provides for a grant of 1,500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3 million in cash, or the recognition of $3 million in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination. The Option contains the other terms standard in option agreements issued by the Company, including provisions for a cashless exercise.

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the three months ended March 31, 2018 and 2019, total rental expense was $49,000 and $51,000, respectively. On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability, the adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded. Our right-of-use asset and lease liability operating leases included our office space BioLargo/ONM and BLEST. Our BioLargo/ONM lease has a 4-year extension and we included this extension in the net present value of our lease payments, which used the incremental borrowing cost to BioLargo of 18%. Water operations lease is considered short-term and not included.

The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra Medical Consulting Agreement

Our partially owned subsidiary Clyra Medical (see Note 8) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra Medical related to its sales and marketing activities once it has received FDA Approval (as defined in Note 8 and the associated agreement) on a product, at which point the agreement provides that Mr. Strommen is to receive $23,000 per month for a period of four years. This agreement has not started, and the total cash obligation related to the agreement would be $1.1 million.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Bellridge Capital Investment

On April 18, 2019, we received $188,000 and issued a 10% Convertible Note to Bellridge Capital, LP (“Bellridge”) in the principal amount of $220,000 (the “Bellridge Note”), representing a 10% original issue discount, and a deduction of $10,000 for legal fees paid to the investor. The note is due April 18, 2020. We and Bellridge concurrently entered into a Securities Purchase Agreement through which, upon our mutual consent, Bellridge may invest up to an additional $400,000 (in two tranches) that would be reflected in two additional 10% notes, each of which would mature one year from the date of issuance.

The Bellridge Note is convertible at the option of Bellridge at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the Bellridge Note at any time. If we do so up to 90 days after the effective date, the amount due is equal to 125% of the unpaid principal amount of the note along with any accrued interest, and thereafter, the amount due is 130% of the unpaid principal amount of the note along with any accrued interest. Upon the occurrence of an event of default, as such term is defined under the Bellridge Note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law.

Crossover Capital Investment

On May 14, 2019, we received $95,000 and issued a Convertible Note to Crossover Capital Fund I, LP (“Crossover Capital”) in the principal amount of $110,000 (the “Crossover Capital Note”), representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance. We and Crossover Capital concurrently entered into a Securities Purchase Agreement. The Crossover Capital Note is convertible at the option of the holder at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the Crossover Capital Note up to 180 days after issuance, by paying a prepayment penalty that increases from 5% within the first 30 days, to 30% during the last 30. Upon the occurrence of an event of default, as such term is defined under the note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2019, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iii) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business- A Sustainable Products, Technology and Solutions Provider

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

Our first significant commercial success is currently unfolding in our subsidiary, Odor-No-More, Inc., which is focused on odor and volatile organic compound (“VOC”) control products sold under the brands CupriDyne Clean and Nature’s Best Science. We are gearing up for rapid growth as our products are experiencing more widespread market adoption in the waste handling industry through national purchasing agreements with four of the largest industry members. To this end, we have recently begun to offer a menu of services to our clients including engineering design, construction, and installation of misting systems and related equipment used to deliver our liquid chemistry products, as well as ongoing maintenance services for installed systems. We have also begun expanding with early adopters into new vertical segments such as wastewater treatment, the cannabis industry and various industrial facilities like steel manufacturing and livestock processing operations. We recently executed a five-year white-label distribution agreement with Cannabusters, Inc. a company organized and owned by Mabre Corporation to feature our odor and VOC control technology to the cannabis industry in combination with their air handling and air quality systems. We believe this to be an important opportunity for BioLargo’s odor and VOC control products, as the cannabis and hemp industries are predicted to grow significantly in the US in the coming years and are known to contend with significant odor and VOC challenges (read more under Emerging High-Growth Opportunity in Cannabis / Hemp Industry).

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to advance our proprietary technologies and complement service offerings of our other business segments.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our water treatment system for decontamination and disinfection (our “Advanced Oxidation System”, or “AOS” – see Pilot Projects discussion below), and our medical products focused on healing chronic wounds, including our recently acquired stem cell therapy called the SkinDiscTM, which is focused on regenerative tissue management and is licensed to our subsidiary Clyra Medical Technologies, Inc. (“Clyra Medical”).

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

Waste Handling

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

New Product Expansion with Existing Customers

In line with our mandate as an innovator and full services solution provider, Odor-No-More was recently asked by one of its national customers to expand the use of its CupriDyne based products to include a wash out and odor control product for transportation devices, compactors and containers. While this work is still early, our first trials demonstrate that the new product saves our customers money and labor costs. Although sales for this new product have just begun, we believe the opportunity for this product is significant.

Emerging High-Growth Opportunity in Cannabis / Hemp Industry

Odor-No-More recently entered into a 5-year “white-label” distribution agreement with Cannabusters, Inc., a sister company to Mabre Air Systems, to sell its CupriDyne Clean odor and VOC control products to Cannabis and Hemp grow and production facilities, which represent a target market that management’s research indicates is in sore need of new odor control products and services. Cannabusters has decades of experience with air quality management through their sister company Mabre Air Systems, a leader in air quality control systems in Italy. Cannabusters has committed to a comprehensive marketing program that includes more than 25 trade show events over the next two years to quickly introduce the Cannabusters product to the cannabis and hemp industries. BioLargo's subsidiary Odor-No-More has committed to manufacture and supply its products containing the patented CupriDyne Clean formula to be distributed under the "CannabustersTM" brand.

The cannabis industry is facing increased scrutiny by regulators to better control of hazardous air pollutants called terpenes that are a natural part of production and processing. These gases can also cause malodors that demand attention and can be problematic as these companies seek to maintain good community relations and avoid legal entanglements or lawsuits over nuisance odors. Odor abatement operating procedures are part and parcel to the permitting processes for companies involved in the industry and have typically included traditional carbon filters. With the growth and concentration of cannabis related operators, the industry has come to recognize that the volume of terpenes and air flow in a typical operation are often more than the traditional carbon filter-based systems can manage effectively. Odor complaints persist. We have been able to successfully demonstrate that our products are effective as eliminating these VOC’s and related odors, just as we have done in the waste handling industry. As a result, we have had a number of experts in the cannabis industry tell us that our products could become part of the ‘best practices’ operating procedures for this industry and are working toward that goal.

The global legal cannabis market is expected to grow to $146.4B in 2025 at an astounding 34.6% annual growth rate. Some call cannabis the 21st century’s gold rush. With an estimated 15,000 companies operating in our California alone, we believe the opportunity for our product is significant. A number of recent examples have surfaced with leading companies in this industry that highlight the nuisance odor issue and their inability to adequately manage the volume of terpenes escaping the operations. To that end, we are organizing a series of strategic relationships within the Cannabis industry to capture the opportunity quickly. We are working to finalize agreements with equipment manufacturers, regulatory consultants, key opinion leaders, and marketing partners.  Our value proposition is unmatched for odor and VOC control and this is another great example how our platform continues to expand in high value markets.

Wastewater Treatment

We have begun selling products and services to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas. As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the waste water treatment industry at a national water quality conference hosted by the Water Environment Federation. We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe that channel partnerships with leading companies that already sell and service this highly technical market will be required for our ultimate success. We are encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. We are actively engaged in discussions with potential distribution partners and leading engineering firms with well established relationships to the clients in order to service this very large market.

Infrastructure and Capital Needs for Odor-No-More

We recognize the scope of the opportunity for CupriDyne Clean and related services, and understand the task of building the personnel and infrastructure to become a disruptive company in the waste handling industry. In the United States, we currently operate out of two locations – Southern California and Tennessee. As of now, our manufacturing facilities are located in California. However, we expect to expand our manufacturing and staffing in our Tennessee operation as we achieve critical mass in that region. We are also contemplating the opportunity to establish a manufacturing facility in Canada to serve the Canadian odor and VOC control market. In the meantime, as a result of the rapid adoption we are experiencing in our local Southern California market, we want to focus on adding staff and infrastructure to meet the obvious need for our products and services. Since January 1, 2018, we have added five people in both sales and support roles. We believe that we need to invest in qualified sales and support personnel to properly focus our energies on capturing the client opportunities already under contract with our national accounts and expand revenues accordingly.

We believe that a significant number of personnel will be required to fully service the solid waste handling and wastewater treatment industries. We plan to expand as adequate capital to fund these needs becomes available.

Full Service Environmental Engineering

In September 2017, we formed a subsidiary (BioLargo Engineering, Science & Technologies, LLC, or “BLEST”), for the purpose of offering full service environmental engineering to third parties, and to provide engineering support services to our internal teams to accelerate the commercialization of our AOS technologies. Its website is found at www.BioLargoEngineering.com.

BLEST focuses its efforts in three areas:

●	Providing engineering services to third party client;

●	Supporting the AOS development efforts by working with our Canadian subsidiary, BioLargo Water; and

●	Supporting our team at Odor-No-More to provide engineering and design of the CupriDyne Clean delivery systems.

The subsidiary, opened its office in Oak Ridge (a suburb of Knoxville, Tennessee), and entered into employment agreements with seven scientists and engineers who collectively have over two hundred years of experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

Business Development at BLEST

BLEST has had success in several noteworthy areas in the past months. The company is increasing its customer base and executing more and larger projects than in its first year. Additionally, BLEST has made strides toward creating lucrative new opportunities through development of new processes, which BioLargo intend to seek new IP for where possible.

Notably, BLEST recently begun work to develop a new process by which to manage and mitigate Legionella contamination in the water distribution systems of large buildings including hospitals, office buildings, condos, and more. BioLargo recently filed a patent for this new process, which is referenced below in the Intellectual Property section. BLEST intends to leverage this patented process to offer Legionella mitigation services to customers.

BLEST was recently awarded an SBIR Phase I Competitive Grant by the Environmental Protection Agency in the amount of $100,000 to investigate solutions for the removal of per- and polyfluoroalkyl substances (PFAS) from water. PFAS have been linked to cancer, fertility problems, asthma, and more, and are present in a vast range of manufactured goods including food, common household products (e.g., cleaning products, cookware), and electronics. PFAS also pose widespread and serious water safety problems around the world, with governments and industry actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water.

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

BLEST has now performed seven separate projects for HAVCO Wood Products, totaling over $35,000 with two additional projects scheduled for the second quarter of 2019. We anticipate extending the current Professional Services Agreement into an overall environmental services annual contact with specific annual tasks that will convert this repeat client into a perpetual source of revenue.

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

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is extremely efficient decontamination and the disinfection of various waste waters. The AOS recently began its first pre-commercial pilot project, wherein an AOS and treatment train has been installed on-site at Sunworks Farm, a poultry farm in Alberta. This pilot project is discussed in more detail in the Pre-commercial Pilot Projects section below.

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

Pre-commercial Pilot Projects for AOS

We are now underway on multiple pre-commercial field pilot projects. The first project involves treating poultry wastewater on-site at a poultry producer’s facility in Alberta Canada, with support from the Poultry Growers Association, where the AOS is being assessed for its ability to eliminate bacteria and other contaminants from the wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. Importantly, in this pilot, BioLargo Water built and installed a complete “treatment train” with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. Recently, the BioLargo Water team finishing installing the full AOS treatment train on-site at Sunworks Farm, the location for the pilot. Work is now underway to begin treating the facility’s wastewater.

In the second pilot, the AOS will be used on-site at a Californian brewery as a polishing (final) step in an Aquacycl treatment train to eliminate bacteria and enable wastewater discharge in compliance with Californian regulatory standards. Aquacycl is an emerging waste-water treatment technology company based in the San Diego area that was introduced to our company by The Maritime Alliance, a trade organization in San Diego committed to fostering maritime business and technology innovation. We are a member organization, and our president has recently joined its board of directors. This pilot will help establish the efficacy of the AOS in a field setting, the OPEX and CAPEX of the system, and the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics.

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

Advanced Wound Care - Clyra Medical

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines. Our initial product designs focus in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds. We also have designs for products focused on preventing or controlling infections. In late 2018, we also acquired our second technology, a stem cell therapy technology, SkinDisc, that is both complementary to our antimicrobial product designs and it also presents a high value proposition to offer stand-alone products to the advanced wound care industry to assist in regenerating tissue. With the addition of highly skilled team members with extensive experience and proven track record of success in the medical industry and, the addition of the SkinDisc, we have expanded our plans to focus and build out a complete line of products to deliver state of the art solutions to assist in healing wounds. Therefore, we are also presently evaluating a number of additional licensing opportunities to add complementary technologies and products to our medical products portfolio with the goal of offering a complete menu of proprietary and patent protected products to better serve the advanced wound care patient population with state-of-the-art medical products. We are presently seeking pre-market clearance for our first advanced wound care product (application in process), from the U.S. Food & Drug Administration (“FDA”) under Section 510(k) of the Food, Drug, and Cosmetic Act.

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

We are in the process of obtaining regulatory approval (pre-market clearance) from the FDA for our first advanced wound care product. These efforts are ongoing as of the date of this report. Although the process has taken considerable time and money, and we have faced a number of delays as a result of the FDA’s requirements of us, we remain highly encouraged by our current interactions with the FDA staff and our current position. The process has confirmed that our product design falls in the scope of the 510(k) process and the pathway to clearance has now been better defined by senior staff at FDA. Having had a second in-person meeting with the FDA just prior to filing this report, in order to obtain further clarifications on the data needed, we are preparing to commence a 30-day animal study to confirm that the Clyra product has no adverse effects on wound healing. Our preliminary study (using the same animal and testing protocol required by FDA) confirmed no adverse effects, and thus we are confident that the data generated by this formal study will meet the FDA’s requirements. This animal study is the last material item asked of us by FDA staff, and we believe we can submit this new data and have a response back from the FDA within 90 to 120 days. While we remain confident that we will ultimately receive premarket clearance for this product, and we continue to invest substantial recourses in anticipation of our ultimate success, we are continually reminded by legal counsel that we can make no assurance or prediction as to success of these efforts, or whether additional information will be requested after this animal study, and must wait patiently for the process with the FDA to conclude. Notwithstanding these disclosures, having spent a significant amount of time and money, including two trips to Washington D.C., we are confident we will see a successful conclusion.

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

Clyra is currently successfully recruiting Key Opinion Leaders from the medial field to join Clyra’s Medical Advisory Board and is actively evaluating a number of technologies and products to add to its product portfolio in anticipation of its near-term plans to launch its commercial sales efforts.

We are committed to see these advanced wound care products go to market and we believe they will make a positive impact for a greater good around the world and generate meaningful financial results for our stockholders.

Scion Solutions Acquisition – SkinDiscTM

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

Results of Operations

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

Revenue for the three months ended March 31, 2019 was $364,000, which is a $101,000 increase over the same period in 2018 and a $133,000 decrease over the three months ended December 31, 2018. We generated revenue from two of our operating divisions – Odor-No-More and BLEST. Our business segments obtain cash to support operations in different ways. Odor-No-More and BLEST generate revenues from third parties, and receive funding as needed from their parent corporation, BioLargo. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo. Clyra Medical, however, relies on direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

Odor-No-More

Our wholly owned subsidiary Odor-No-More generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government.

Revenue (Odor-No-More)

Odor-No-More’s revenues for the three months ended March 31, 2019, increased $76,000 or 34% from the same period in 2018, and decreased $36,000 or 11% from the prior three months ended December 31, 2018. The fluctuation in our revenues is due to timing of orders out of our control, weather at customer facilities (such as rain and snow), and delays in shipping our pouch products due to delays from our contract manufacturer. For example, we had approximately $68,000 of orders in process as of March 31, 2019, which are not recorded to revenue until the products are properly delivered to our customers. Approximately 79% of revenue is from sales of CupriDyne Clean products, and the remaining mostly from sales to the U.S. military.

Sales of our CupriDyne Clean products increased 54% in the three months ended March 31, 2019, as compared to same period in 2018, due to the acquisition of more clients and client locations, and the sale and delivery of more products. Of our CupriDyne Clean sales, approximately one-half were made pursuant to “national purchasing agreements” (“NPA”) with the four largest waste handling companies in the United States. We expect our sales to NPA clients to continue to increase in 2019 as we expect to continue to add new service locations for those customers.

Sales to the U.S. military are primarily our Specimen Transport Solidifier pouches, and are made to the U.S. Defense Logistics Agency through our distributor Downeast Logistics. These sales decreased by 38% in the three months ended March 31, 2019 as compared with 2018. The vast majority of these sales are made through a bid process in response to a request for bids to which any qualified government vendor can respond, and our decreased revenue in 2019 is due to a reduced number of opportunities from the government for our products. We cannot know in advance the frequency or size of such requests from the US Government, or whether our bids will be successful, and as such we are uncertain as to our future revenues through this system.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of gross sales, Odor-No-More’s costs of goods was 47% in the three months ended March 31, 2019 versus 60% in the same period in 2018. In mid-2018, because of higher volumes, Odor-No-More was able to decrease its costs by purchasing raw materials directly from manufacturers at more favorable prices, resulting in the year-to-year cost of goods decrease.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense related to its operations. Odor-No-More’s SG&A expenses increased to $247,000 in the three months ended March 31, 2019, as compared with $135,000 in 2018, an increase of 27%. These expenses have increased alongside Odor-No-More’s efforts to increase revenues by hiring additional sales and support staff. We expect its SG&A expenses to increase in 2019 as it continues to add sales and support personnel as its number of customers and revenues increase.

Net Loss (Odor-No-More)

Odor-No-More generated $301,000 in revenue, a gross margin of $160,000, and had total costs and expenses of $251,000, resulting in a net loss of $94,000. Odor-No-More is trending toward profitability. Its gross margin from product sales continues to increase, and its loss from operations is trending downward. We believe these trends will continue. The loss from operations is trending downward for two reasons. First, Odor-No-More was able to reduce its product costs as a result of its increased volume (purchasing power). Second, increased sales resulted in increased gross margin contributing to the company’s operational costs.

We expect that Odor-No-More’s sales will continue to increase, and thus its gross margin will continue to increase. By the end of 2019, assuming the company is properly capitalized with a marketing budget and additional salespeople, we expect that Odor-No-More will no longer require a cash subsidy to operate, but will be contributing cash to our corporate operations.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $63,000 of revenues from third party clients in the three months ended March 31, 2019, versus $39,000 in revenue in comparable period in 2018.  The increase is due to an increase in the number of client contracts being serviced.  BLEST revenues do not include work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system, which if billed to third party clients exceeded $120,000 in the first quarter. Our engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our Odor-No-More operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three months ended March 31, 2019, its cost of services were 83% of its revenues, versus 74% in the three months ended March 31, 2018. We expect the cost of services to remain stable in 2019. Costs were higher as we utilized sub-contractors with lower margins.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include both cash and non-cash expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies. BLEST selling, general and administrative expenses during the three months ended March 31, 2019 totaled $106,000 compared to $98,000 for the three months ended March 31, 2018.

Net Loss (BLEST)

BLEST generated $63,000 in revenue, a gross margin of $11,000, and had total costs and expenses of $240,000, resulting in a net loss of $108,000 because intracompany services are eliminated in consolidation.

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

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 65 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements. Our grant income increased significantly in the three months ended March 31, 2019, compared with the prior year period. This increase is due to timing and the number of grants awarded in prior periods.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – company wide

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses increased by 20% ($235,000) in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our non-cash expenses (through the issuance of stock and stock options) increased $42,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed. The largest components of our SG&A expenses included (in thousands):

	March 31, 2018	March 31, 2019
Salaries and payroll related	$451	$494
Professional fees	192	196
Consulting	162	291
Office expense	210	240
Board of director expense	68	68
Sales and marketing	54	58
Investor relations	33	45

Consulting expense increased as we’ve engaged more consultants to identify business opportunities for our various ventures. The company increased its investor relations expense to continue to develop and spread the word about the BioLargo opportunity.

Research and Development

In the three months ended March 31, 2019, we spent approximately $426,000 in the research and development of our technologies and products. This was a decrease of 20% ($98,000) compared to the three months ended March 31, 2018.

As we transition our Canadian operations from pure research and development towards a focus on commercializing the AOS system, we expect their contribution to our total research and development expenses to decrease in 2019. We expect this to be offset by increased research and development at Clyra Medical, which we fully expect to be funded from its own resources or direct third-party investment.

Interest expense

Our interest expense for the three months ended March 31, 2019 was $985,000, an increase of $153,000 compared with the three months ended March 31, 2018, of which $32,000 was paid in cash, and the remaining $953,000 is non-cash expense. Our interest expense increased due to the issuance and extensions of convertible notes and associated warrants. We record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is being amortized as interest expense over the term of the convertible notes. We expect our interest expense to decrease in 2019 because the total amount we amortize (the line item on our balance sheet “Discount on convertible notes payable and line of credit, net of amortization”) has decreased. However, any decrease would be offset if we issue new debt instruments in 2019 that are combined with warrants, or if we issue new warrants as consideration to extend maturity dates on existing debt instruments.

Loss on extinguishment of debt

In the three months ended On March 31, 2019, we recorded a loss on extinguishment of debt related to transactions with prior investors to extend the maturity dates of promissory notes. As consideration, we increased principal amounts, modified conversion terms, and/or issued stock purchase warrants. We had no such activities in the comparable period in 2018. We extended the maturity dates of the promissory notes due to a lack of sufficient cash to satisfy the obligations at maturity. Unless our cash position changes substantially, we anticipate we will continue to do so as additional notes come due.

Net Loss

Net loss for the three months ended March 31, 2019 was $2,749,000 a loss of $0.02 per share, compared to a net loss for the three months ended March 31, 2018 of $2,429,000 a loss of $0.02 per share. Our net loss this year was somewhat offset by an increase in revenue; nevertheless, the net loss increased mainly due to the increased payroll and related office expenses, and the increase in financing costs and non-cash interest expense to obtain capital.

The net loss per business segment is as follows (in thousands):

Net loss	March 31, 2018	March 31, 2019
Odor-No-More	$(200)	$(90)
BLEST	(47)	(110)
Clyra Medical	(199)	(299)
BioLargo Water	(151)	(145)
Corporate	(1,832)	(2,105)
Consolidated net loss	$(2,429)	$(2,749)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2019, we had a net loss of $2,749,000, used $869,000 cash in operations, and at March 31, 2019, we had a working capital deficit of $2,343,000, and current assets of $782,000. We do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, and the three months ended March 31, 2019, we generated revenues of $1,364,000 and $364,000 through two business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations. Our cash position as of date hereof is insufficient to pay our debt obligations due in the next 12 months (see Note 4), which include (i) $2,072,000 in convertible notes, (ii) $440,000 notes due June 6, 2019, that we may extend to September 2019, and (iii) a line of credit in the amount of $430,000 due September 1, 2019. We must either refinance or renegotiate these obligations. Our cash position is insufficient to maintain our current level of operations and research/development, and thus we will be required to raise additional capital to continue to fund our operations in 2019, as well as our future business plans. We continue to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the three months ended March 31, 2019, we received $730,000 cash provided by financing activities, and at March 31, 2019 had cash and cash equivalents of $512,000. No assurance can be made of our success at raising money through private or public offerings.

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

Warrants and Conversion Features

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2018 and March 31, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve in 2018, as we have added a new accounting manager for Odor-No-More and the engineering division and implemented more detailed reviews of the accounting records. In late 2017, we added an engineering division operating in Tennessee. The volume of our product sales continues to grow, increasing strain on our accounting systems. And, our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. These activities put stress on our overall controls and procedures. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that as of the evaluation date our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

The following is a report of the sales of unregistered securities during the period covered by this report not previously reported in an annual report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K.

Stock

On January 15 and March 20, 2019, we issued 44,288 and 54,305 shares, respectively, of our common stock for $20,000 of interest due to our note and line of credit holders.

On March 11 and March 29, 2019, we issued 100,000 and 138,252 shares, respectively, of our common stock pursuant to consulting agreements totaling $47,000 for services to our company.

On January 24, February 13, March 6 and March 26, 2019, we issued a total of 1,679,248 shares of our common stock to Vista Capital upon its election to convert $215,000 of the Vista 2017 Note. Of that amount, 1,638,479 shares were issued as payment of principal, and 40,769 shares as payment of interest.

Options

During the three months ended March 31, 2019, we issued options to purchase 731,250 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to vendors for fees for service, and an aggregate 138,252 shares of our common stock to a consultant for fees for service at $0.22 per share.

Promissory Notes

During the three months ended March 31, 2019, certain investors converted promissory notes to our common stock (see Note 4 to our Consolidated Financial Statements titled “Debt Obligations”, and specifically the subsection titled “Conversion of Debt Obligations”).

During the three months ended March 31, 2019, we incurred new debt obligations (see Note 4 to our Consolidated Financial Statements titled “Debt Obligations”, and specifically the subsections titled “Notes payable, mature January 5, 2019,” “Convertible Note, matures June 15, 2021 (OID Note),” and “Line of credit, matures September 1, 2019.” We also extended a debt obligation that had been due on September 18, 2018 (see Note 4, subsection titled “Convertible Note, matures December 18, 2018 (Vista Capital)”.)

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Crossover Capital Investment

On May 13, 2019, we received $95,000 and issued a Convertible Note to Crossover Capital Fund I, LP (“Crossover Capital”) in the principal amount of $110,000 (the “Crossover Capital Note”), representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance. We and Crossover Capital concurrently entered into a Securities Purchase Agreement. The Crossover Capital Note is convertible at the option of the holder at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the Crossover Capital Note up to 180 days after issuance, by paying a prepayment penalty that increases from 5% within the first 30 days, to 30% during the last 30. Upon the occurrence of an event of default, as such term is defined under the note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
3.4	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Convertible Promissory Note issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.2	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.3	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.4	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.5	Stock purchase warrant issued with Line of Credit in June 2016	Form 10-Q	8/15/2016
4.6	Form of Note issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.7	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.8	Stock Option dated February 10, 2017 issued to Chief Financial Officer Charles K. Dargan II.	Form 8-K	2/14/2017
4.9	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.10	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.11	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.12	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.13	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
4.14	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.15	Securities Purchase Agreement, dated as of December 14, 2017 by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.16	Registration Rights Agreement, dated as of December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.17	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017

4.18	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.19	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.20	Promissory Note dated January 16, 2018, by and between BioLargo, Inc. and FirstFire Global Opportunity Fund, LLC.	S-1	1/17/2018
4.21	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.22	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.23	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.24	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.25	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.26	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.27	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.28	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.29	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.30	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.31	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.32	September 2018 Amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.33	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.34	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.35	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.36	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.37	Convertible Promissory Note issued to Triton Funds LP dated October 12, 2018	Form 8-K	10/22/2018
4.38	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019
4.39	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.40	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.41	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.42	Amendment dated March 5, 2019 to Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	3/8/2019
4.43	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.44	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019

10.1†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.2	License Agreement between Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.3	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6†	February 10, 2017 extension to Engagement Extension Agreement with Charles K. Dargan, II.	Form 8-K	2/14/2017
10.7†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.8†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.9†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.10	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.11	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.12	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.13†	January 16, 2019 Engagment Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.14	Securities Purchase Agreement by and between BioLargo, Inc., and Bellridge Capital, LP dated April 18, 2019	Form 8-K
10.15	10% Convertible Promissory Note issued to Bellridge Capital, LP dated April 18, 2019	Form 8-K
10.16*	Securities Purchase Agreement by and between BioLargo, Inc., and Crossover Capital dated May 10, 2019
10.17*	Convertible Promissory Note issued to Crossover Capital dated May 10, 2019
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 15, 2019	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer