Form 10-Q
period 2019-06-30
BIOLARGO, INC.
filed 2019-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2019 was 157,380,022 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND JUNE 30, 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	JUNE 30, 2019 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$655	$706
Accounts receivable	257	232
Inventories, net of allowance	26	38
Prepaid expenses and other current assets	17	25
Total current assets	955	1,001
In-process research and development (Note 8)	1,893	1,893
Equipment, net of depreciation	126	108
Other non-current assets	35	35
Right-of-use, operating lease, net of amortization	—	370
Deferred offering cost	176	176
Total assets	$3,185	$3,583
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$501	$676
Clyra Medical note payable (Note 8)	—	1,007
Notes payable	400	534
Line of credit	430	430
Convertible notes payable	1,365	2,863
Discount on convertible notes payable, and line of credit, net of amortization	(205)	(1,180)
Lease liability	—	116
Customer deposit	—	28
Total current liabilities	2,491	4,474
Long-term liabilities:
Convertible notes and note payable	285	210
Clyra Medical note payable (Note 8)	1,007	—
Liability to Clyra Medical shareholder (Note 8)	643	643
Discount on convertible notes payable, net of amortization	(118)	(79)
Lease liability	—	254
Total long-term liabilities	1,817	1,028
Total liabilities	4,308	5,502
COMMITMENTS, CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2018 and June 30, 2019, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 Shares Authorized, 141,466,071 and 152,054,904 Shares Issued, at December 31, 2018 and June 30, 2019, respectively.	95	102
Additional paid-in capital	110,222	114,745
Accumulated other comprehensive loss	(90)	(98)
Accumulated deficit	(111,723)	(116,876)
Total BioLargo Inc. and Subsidiaries stockholders’ equity (deficit)	(1,496)	(2,127)
Non-controlling interest (Note 8)	373	208
Total stockholders’ equity (deficit)	(1,123)	(1,919)
Total liabilities and stockholders’ equity (deficit)	$3,185	$3,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		SIX MONTHS
	JUNE 30, 2018	JUNE 30, 2019	JUNE 30, 2018	JUNE 30, 2019
Revenues
Product revenue	$316	$316	$540	$617
Service revenue	11	110	50	173
Total revenue	327	426	590	790

Cost of revenue
Cost of goods sold	(194)	(136)	(328)	(276)
Cost of service	(7)	(92)	(36)	(143)
Gross profit	126	198	226	371

Selling, general and administrative expenses	1,316	1,302	2,486	2,696
Research and development	425	367	947	793
Depreciation	13	16	23	31
Operating loss:	(1,628)	(1,487)	(3,230)	(3,149)
Other (expense) income:
Interest expense	(1,729)	(498)	(2,561)	(1,483)
Debt conversion expense	(276)	—	(276)	—
Loss on debt extinguishment	—	(44)	—	(228)
Grant income	33	42	38	124
Total other expense:	(1,972)	(500)	(2,799)	(1,587)
Net loss	(3,600)	(1,987)	(6,029)	(4,736)

Net loss attributable to noncontrolling interest	(95)	(192)	(202)	(365)
Net loss attributable to common shareholders	$(3,505)	$(1,795)	$(5,827)	$(4,371)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding:	118,748,451	145,700,515	111,760,954	143,983,182

Comprehensive loss:
Net loss	$(3,600)	$(1,987)	$(6,029)	$(4,736)
Foreign currency translation	13	(4)	1	(8)
Comprehensive loss	(3,587)	(1,991)	(6,028)	(4,744)
Comprehensive loss attributable to noncontrolling interest	(95)	(192)	(202)	(365)
Comprehensive loss attributable to common stockholders	$(3,492)	$(1,799)	$(5,826)	$(4,379)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2017	104,164,465	$70	$97,093	$(101,205)	$(62)	$695	$(3,409)
Issuance of common stock for services	714,436	—	196	—	—	—	196
Issuance of common stock for interest	617,072	—	165	—	—	—	165
Financing fee in stock	252,385	—	85	—	—	—	85
Sale of stock for cash	658,226	—	168	—	—	—	168
Stock option compensation expense	—	—	320	—	—	—	320
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	282	—	—	—	282
Deemed dividend	—	—	297	(297)	—	—	—
Net loss	—	—	—	(2,323)	—	(107)	(2,430)
Foreign currency translation	—	—	—	—	8	—	8

Balance, March 31, 2018	106,406,584	$70	$98,606	$(103,825)	$(54)	$588	$(4,615)
Conversion of notes	19,298,723	13	6,215	—	—	—	6,228
Issuance of common stock for services	733,821	—	250	—	—	—	250
Issuance of common stock for interest	1,302,734	1	327	—	—	—	329
Sale of stock for cash	617,145	—	212	—	—	—	212
Warrant exercise price reduction for cash	—	—	149	—	—	—	149
Stock option compensation expense	—	—	376	—	—	—	376
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	32	—	—	—	33
Net loss	—	—	—	(3,505)	—	(95)	(3,600)
Foreign currency translation	—	—	—	—	(7)	—	(7)

Balance, June 30, 2018	128,359,007	$84	$106,167	$(107,330)	$(61)	$493	$(645)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Issuance of Clyra Medical common stock	—	—	21	—	—	89	110
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend for the change in accounting for derivative liability	—	—	342	(342)	—	—	—
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, March 31, 2019	144,473,453	97	112,556	(114,641)	(94)	289	(1,793)
Conversion of notes	2,767,833	2	294	—	—	—	296
Issuance of common stock for service	981,684	—	213	—	—	—	213
Issuance of common stock for interest	87,748	—	15	—	—	—	15
Warrant exercise	3,744,456	3	101	—	—	—	104
Stock issuance to officer (see note 7)	500,000	—	—	—	—	—	—
Stock option compensation expense	—	—	296	—	—	—	296
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	756	—	—	—	756
Issuance of Clyra Medical common stock	—	—	74	—	—	111	185
Deemed dividend for the change in accounting for derivative liability	—	—	440	(440)	—	—	—
Net loss	—	—	—	(1,795)	—	(192)	(1,987)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, June 30, 2019	152,555,174	$102	$114,745	$(116,876)	$(98)	$208	$(1,919)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2019

(in thousands, except for per share data)

(unaudited)

	JUNE 30, 2018	JUNE 30, 2019
Cash flows from operating activities
Net loss	$(6,029)	$(4,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	696	648
Common stock issued in lieu of salary to officers and fees for services from vendors	446	419
Common stock issued for interest	484	40
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	2,019	1,254
Interest expense related to the fair value of warrants issued as consent for variable debt	—	54
Debt conversion expense	276	—
Loss on extinguishment of debt	—	229
Bad debt expense	1	—
Deferred offering expense	8	—
Depreciation expense	23	31
Changes in assets and liabilities:
Accounts receivable	3	24
Inventories	28	(12)
Accounts payable and accrued expenses	31	178
Prepaid expenses and other current assets	(39)	(8)
Customer deposits	—	28
Net cash used in operating activities	(2,053)	(1,851)
Cash flows from investing activities
Leasehold improvements	(26)	(14)
Net cash used in investing activities	(26)	(14)
Cash flows from financing activities
Proceeds from convertible notes payable	463	1,825
Proceeds from conversion inducement	357	—
Proceeds from warrant exercise-price reduction	148	—
Proceeds from warrant exercise	—	104
Proceeds from the sale of stock in Clyra Medical	—	295
Repayment of note payable	—	(300)
Proceeds from sale of stock to Lincoln Park Capital	381	—
Proceeds from line of credit	390	—
Net cash provided by financing activities	1,739	1,924
Net effect of foreign currency translation	1	(8)
Net change in cash	(339)	51
Cash at beginning of year	990	655
Cash at end of period	$651	$706
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5	$40
Income taxes	$5	$3
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$225	$1,817
Conversion of convertible notes payable into common stock	$530	$515
Convertible Notes issued with Original Issue Discount	$—	$373
Exercise of stock options	$2	$—
Fair value of stock issued for financing fees	$85	$—
Right of use, operating lease and liability	$—	$370
Deemed dividend	$297	$782

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2019, we had a net loss of $4,736,000, used $1,851,000 cash in operations, and at June 30, 2019, had a working capital deficit of $3,473,000 and current assets of $1,001,000. We do not have sufficient working capital and do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, and the six months ended June 30, 2019, we generated revenues of $1,364,000 and $790,000 through our business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations. We have $2,119,000 in debt obligations due in the next 12 months (see Notes 4 and 12): (i) $1,724,000in notes that are convertible at the option of the holder, (ii) a $145,000 note due September 6, 2019, and (iii) a line of credit in the amount of $250,000 due on 30-day demand beginning September 1, 2019. We intend to either refinance or renegotiate these obligations, as our cash position is insufficient to maintain our current level of operations and pay these liabilities. Thus, we will be required to raise additional capital. We continue to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the six months ended June 30, 2019, we received $1,924,000 net cash provided by financing activities, and at June 30, 2019 had cash of $706,000. Subsequent to June 30, 2019, we received $2,540,000 from new financing activities. No assurance can be made of our success at raising money through private or public offerings.

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc., which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; BioLargo Development Corp., organized under the laws of the State of California in 2016; and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). Additionally, we own 41.4% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Notes 2 and 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, as amended.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 41% of the outstanding voting stock), it does exercise control under the “Variable Interest Model”: there is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented. All intercompany accounts and transactions have been eliminated (see Note 8).

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

As of December 31, 2018 and June 30, 2019, our cash balances were made up of the following (in thousands):

	December 31, 2018	June 30, 2019
BioLargo, Inc. and wholly owned subsidiaries	$193	$553
Clyra Medical Technologies, Inc.	462	153
Total	$655	$706

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2018 and June 30, 2019 was zero.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the six months ended June 30, 2018 and 2019, we had two customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	June 30, 2018	June 30, 2019
Customer A	43%	18%
Customer B	15%	10%

We had four customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2018 and at June 30, 2019 as follows:

	December 31, 2018	June 30, 2019

Customer W	12%	11%
Customer X	31%	<10%
Customer Y	<10%	10%
Customer Z	<10%	10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2018 and June 30, 2019 was $3,000. As of December 31, 2018 and June 30, 2019, inventories consisted of (in thousands):

	December 31, 2018	June 30, 2019

Raw material	$14	$26
Finished goods	12	12
Total	$26	$38

Other Assets

Other assets consisted of security deposits of $35,000 related to our real estate leases.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. As of December 31, 2018 and June 30, 2019, management determined that there was no impairment of its long-lived assets.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing the loss attributable to common shareholders by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2018 and 2019, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2018 and 2019:

	2018				2019
	Non Plan			2018 Plan	Non Plan			2018 Plan
Risk free interest rate	2.43	-	2.91%	2.91%	2.00	-	2.65%	2.00	-	2.65%
Expected volatility	548	-	563%	548%	147	-	152%	147	-	152%
Expected dividend yield		—		—		—			—
Forfeiture rate		—		—		—			—
Life in years		7		7		7			7

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. As presented, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

For product revenue, we identify the contract with the customer through a written purchase order (which may be part of a national purchasing agreement), in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. We recognize revenue at a point in time when the order for its goods are shipped if the agreement with our customer is FOB our warehouse facility, and when goods are delivered to its customer if the agreement with our customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

For service revenue, we identify services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. Service contracts typically call for invoicing for time and materials incurred for that contract. To date, there have been no discounts or other financing terms for the contracts.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Government Grants

We have been awarded multiple research grants from governmental and quasi-governmental institutions. The grants received are considered “other income” and are included in our Consolidated Statements of Operations and Comprehensive Loss. We received our first grant in 2015 and have been awarded over 60 grants totaling over $3.6 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2018 and June 30, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. We adopted this standard effective January 1, 2019 using the modified retrospective transition method approved by the FASB in July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases.  As of June 30, 2019, the gross up of our balance sheet related to our operating leases totals $370,000.

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

We did not sell any shares to Lincoln Park during the six months ended June 30, 2019. During the six months ended June 30, 2018, we elected to sell to Lincoln Park 1,256,751 shares of our common stock for which we received $381,000. Additionally, we issued Lincoln Park 18,260 “additional commitment” shares.

We record stock sales in our equity statement and the additional commitment shares issued reduce the deferred offering costs on our balance sheet.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2018 and as of June 30, 2019 (in thousands). The Company raised $2,360,000 new financing after June 30, 2019, and refinanced some of the obligations in the table (see Note 12).

	December 31, 2018	June 30, 2019
Current liabilities:
Notes payable and line of credit
Notes payable, mature September 6, 2019	$400	$484
Note payable, due on demand 60 days’ notice (or March 8, 2023)	—	50
Line of credit, due on demand 30 days’ notice after September 1, 2019	430	430
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (Note 8)	—	1,007
Total notes payable and line of credit	$830	$1,971

Convertible notes payable:
Convertible note, matured January 11, 2019	300	—
Convertible notes, mature December 31, 2019(1)	75	75
Convertible note, matures July 15, 2019	550	125
Convertible note, matures July 20, 2019(1)	440	440
Convertible note, matures October 7, 2019	—	370
Convertible notes, mature November 5, 2019 and December 7, 2019	—	554
Convertible nine-month OID notes, mature beginning October 2019	—	213
Convertible note, matures April 18, 2020	—	220
Convertible notes, mature February 14 and March 17, 2020	—	200
Convertible note, matures March 4, 2020	—	110
Convertible 12-month OID notes, mature beginning June 2020	—	531
Convertible notes payable, mature June 20, 2020(1)	—	25
Total convertible notes payable	$1,365	$2,863

Total current liabilities	$2,195	$4,834

Long-term liabilities:
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (See Note 8)	1,007	—
Convertible notes payable, mature June 20, 2020(1)	25	—
Convertible notes payable, mature April 20, 2021(1)	100	100
Convertible notes, mature June 15, 2021(1)	110	110
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	50	—
Total long-term liabilities	$1,292	$210

Total	$3,487	$5,044

(1) These notes are convertible at our option at maturity.

The following discussion includes debt instruments to which amendments were made during the three months ended June 30, 2019, and includes other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Annual Report filed March 29, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable, mature September 6, 2019

On June 4, 2019, we exercised our right to extend the maturity dates of two promissory notes due June 5, 2019 which were originally issued September 19, 2018 to Vernal Bay Investments, LLC (“Vernal”) and Chappy Bean, LLC (“Chappy Bean”). Our election to extend the maturity dates increased the principal amount of each note by 10%, such that the aggregate principal balance of the two notes increased to $484,000 as of June 4, 2019. Subsequent to June 30, 2019, we refinanced one of the two notes (see Note 12).

Convertible Note, matures July 15, 2019 (Vista Capital)

On January 7, 2019, we and Vista Capital agreed to amend the convertible promissory note originally issued December 14, 2017 (“Vista 2017 Note”) and extend its maturity date to April 15, 2019. The principal amount of the note was increased to $605,100. The note will continue to earn interest at the rate of five percent per annum. The amendment re-defined the conversion price to equal 80% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The amendment also reduced the prepayment penalty from 20% to 15%, such that a prepayment requires the payment of an additional 15% of the then outstanding balance, and reduced the penalty for a default from 30% to 25% of the outstanding balance. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $487,000, all of which was recorded as interest expense during the six months ended June 30, 2019.

On March 28, 2019, we and Vista agreed to further extend the maturity date of the Vista 2017 Note, to July 15, 2019. In consideration for the extension, we agreed to increase the principal balance of the note by 10 percent, to $420,000. The increase in principal totaling $38,000 was recorded as a loss on debt extinguishment on our statement of operations. On July 16, 2019, we and Vista further agreed to extend the maturity date to August 31, 2019. No additional consideration was given for the extension (see Note 12).

During the six months ended June 30, 2019, Vista Capital elected to convert $515,000 of the outstanding principal of the Vista 2017 Note, and we issued 4,406,312 shares of our common stock to Vista pursuant to the conversions.  As of June 30, 2019, the outstanding balance on the Vista Note totaled $125,000. Subsequent to June 30, 2019, we and Vista agreed to extend the maturity date of the Note to February 28, 2020 (see Note 12).

Convertible Note, matures October 7, 2019 (Vista Capital)

On January 7, 2019, Vista Capital invested $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%, recorded as a discount on convertible notes and will be amortized over the term of the note. The Vista 2019 Note allows Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note contains standard provisions of default, and precludes the issuance of shares to the extent that Vista Capital would beneficially own more than 4.99% of our common stock. The Vista 2019 Note also includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The Vista 2019 Note also requires that we include the shares underlying conversion of the note on the next registration statement we file with the SEC (but not the registration statement filed November 6, 2018).  The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet.  This discount will be amortized over the term of the note as interest expense, all of which will be recorded in 2019. Subsequent to June 30, 2019, we and Vista agreed to extend the maturity date of the Note to April 7, 2020 (see Note 12).

Convertible Notes, mature November 5, 2019 and December 7, 2019 (Tangiers)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 29, 2019, Tangiers elected to convert $369,600 into equity, and subsequently agreed to invest an additional $350,000 (see Note 12).

Convertible Nine-Month OID Notes

During the three months ended March 31, 2019, we issued convertible promissory notes (each, an “OID Note”) in the aggregate principal amount of $213,000, with a 25% original issue discount. These notes were initially convertible into shares of the Company’s common stock at a conversion price of $0.25 per share, and mature nine months from the date of issuance. Our agreement with the investors provided that the initial conversion price may be adjusted downward in the event the Company subsequently issues a convertible promissory note at a lower conversion rate (with this lower conversion rate becoming the adjusted conversion rate under the OID Note), or conducts an equity offering at a per-share price less than $0.25. Each investor also received a stock purchase warrant equal to 75% of the principal amount, divided by the conversion price of $0.25 (see Note 6).

On June 7, 2019, we began issuing twelve-month OID notes at a lower conversion price ($0.17; see “Convertible Twelve-month OID notes”, below). As such, we reduced conversion prices of these notes to $0.17, resulting in an increase of 300,000 shares available for purchase under the warrants.

Convertible Note, matures April 18, 2020

On April 18, 2019, we received $188,000 and issued a convertible note to Bellridge Capital, LP (“Bellridge”) in the principal amount of $220,000 (the “Bellridge Note”), representing a 10% original issue discount, and a deduction of $10,000 for legal fees paid to the investor. The note is due April 18, 2020 and earns interest at 10% per annum. We and Bellridge concurrently entered into a Securities Purchase Agreement through which, upon our mutual consent, Bellridge may invest up to an additional $400,000 (in two tranches) that would be reflected in two additional notes, each of which would mature one year from the date of issuance.

The Bellridge Note is convertible at the option of Bellridge at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the Bellridge Note at any time. If we do so up to 90 days after the effective date, the amount due is equal to 125% of the unpaid principal amount of the note along with any accrued interest, and thereafter, the amount due is 130% of the unpaid principal amount of the note along with any accrued interest. Upon the occurrence of an event of default, as such term is defined under the Bellridge Note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $120,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the twelve-month term of the note as interest expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible notes, mature February 14 and March 17, 2020

On May 14, 2019, we received $95,000 and issued a convertible note to Crossover Capital Fund I, LP (“Crossover Capital”) in the principal amount of $110,000 , representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance, on February 14, 2020.

On June 17, 2019, we received a second investment from Crossover Capital in the amount of $77,000 and issued a convertible note in the principal amount of $90,000, representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance, March 17, 2020.

Concurrently with these two investments, we and Crossover Capital entered into Securities Purchase Agreements. The notes are convertible at the option of Crossover Capital at a conversion price equal to 70% of the lowest closing bid price of our common stock during the 25 trading days prior to the conversion date. We may prepay the notes up to 180 days after issuance, by paying a prepayment penalty that increases from 5% within the first 30 days, to 30% during the last 30. Upon the occurrence of an event of default, as such term is defined under the note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $134,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the nine-month terms of the notes as interest expense.

Convertible note, matures March 4, 2020

On June 4, 2019, we received $95,000 and issued a convertible note to EMA Financial, LLC (“EMA”) in the principal amount of $110,000 (the “EMA Note”), representing a 10% original issue discount, and a deduction of $5,000 for legal and diligence fees. The note is due nine-months from the date of issuance, on March 4, 2020, and earns interest at a rate of 10% per annum.

The EMA Note is convertible at the option of EMA at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the EMA Note at any time. If we do so up to 90 days after the effective date, the amount due is equal to 125% of the unpaid principal amount of the note along with any accrued interest, and thereafter, the amount due is 130% of the unpaid principal amount of the note along with any accrued interest. Upon the occurrence of an event of default, as such term is defined under the EMA Note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $77,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the nine-month term of the note as interest expense.

Convertible Twelve-month OID notes

During the three months ended June 30, 2019, we received $425,000 and issued convertible promissory notes (each, a “12-Month OID Note”) in the aggregate principal amount of $531,000, with a 25% original issue discount, to four accredited investors. The original issuance discount totaled $106,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $425,000, and is recorded as a discount on convertible notes on our balance sheet. The discounts will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance. The earliest maturity date is June 7, 2020.

Each Twelve-month OID Note is convertible by the investor at any time at $0.17 per share. This initial conversion price shall be adjusted downward in the event the Company subsequently issues a convertible promissory note at a lower conversion rate (with this lower conversion rate becoming the adjusted conversion rate under the note), or conducts an equity offering at a per-share price less than $0.17. The notes earn interest at a rate of five percent (5%) per annum, due at maturity. The Company may prepay the notes only upon 10 days’ notice to the investor, during which time the investor may exercise his/her right to convert the note to stock.

We must prepay the OID Notes upon the conclusion of a “qualifying offering” (an offering raising $3.5 million or more); in the event a qualified offering is not concluded prior to the maturity date, or the Note is otherwise not paid in full, the Company shall redeem the notes by issuing the number of shares of common stock equal to the outstanding balance divided by the lower of (i) the current conversion price and (ii) seventy percent (70%) of the lowest daily volume weighted average price (“VWAP”) during the 25 trading days immediately preceding the conversion.

In addition to the note, each OID investor will receive a warrant to purchase common stock exercisable at $0.25 per share (see Note 6).

Subsequent to June 30, 2019, we issued additional 12-month OID notes and closed the offering (see Note 12).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 29, 2019, we issued 579,996 shares of our common stock in lieu of $93,000 of accrued salary and unreimbursed business expenses owed to two of our officers. The price-per-share of $0.16 was based on the closing price of our common stock on the last business day of the month. These shares were issued pursuant to our 2018 Equity Incentive Plan.

On June 28, 2019, we issued 465,875 shares of our common stock in lieu of $107,000 of accrued salary and unreimbursed business expenses owed to two of our officers. The price-per-share of $0.23 was based on the closing price of our common stock on the last business day of the month. These shares were issued pursuant to our 2018 Equity Incentive Plan.

On March 31, 2018, we issued 323,030 shares of our common stock in lieu of $84,000 of accrued salary and unreimbursed business expenses owed to two of our officers. The price-per-share of $0.26 was based on the closing price of our common stock on the last business day of the month.

On June 29, 2018, we issued 176,947 shares of our common stock in lieu of $76,000 of accrued salary and unreimbursed business expenses owed to two of our officers. The price-per-share of $0.43 was based on the closing price of our common stock on the last business day of the month.

Payment of Consultant Fees

During the three months ended June 30, 2019, we issued 515,809 shares of our common stock at a range of $0.16 – $0.23 per share in lieu of $107,000 accrued and unpaid obligations to consultants.

During the three months ended June 30, 2018, we issued 556,874 shares of our common stock, at prices ranging between $0.17 - $0.23 per share, in lieu of $174,000 of accrued and unpaid obligations to consultants.

Payment of Interest on Notes

During the three months ended June 30, 2019, we issued 87,478 shares of our common stock, at prices ranging between $0.23 - $0.43 per share, in lieu of $15,000 of accrued interest due on promissory notes.

During the three months ended June 30, 2018, we issued 1,302,734 shares of our common stock, at prices ranging between $0.23 - $0.45 per share, in lieu of $329,000 of accrued interest due on promissory notes.

Restricted Stock Units

On May 28, 2019, our Compensation Committee, in conjunction with the approval of a new employment agreement for our Vice President of Operations and President of our subsidiary Odor-No-More, granted Joseph L. Provenzano a restricted stock unit of 500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination.

Stock Option Expense

During the six months ended June 30, 2018 and 2019, we recorded an aggregate $696,000 and $648,000, respectively, in selling general and administrative expense related to the issuance and vesting of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board was 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board.

Activity for our stock options under the 2018 Plan from inception through June 30, 2018 and from December 31, 2018 through the six months ended June 30, 2019, is as follows:

			Weighted
			Average	Aggregate
	Options	Exercise	Price per	intrinsic
As of June 30, 2018:	Outstanding	Price per share	share	Value(1)
Inception, June 22, 2018	—	—	—
Granted	296,976	0.43	0. 43
Balance, June 30, 2018	296,976	$0.43	$0.43	$—

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
As of June 30, 2019:	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	3,728,366	0.16	–	0.22	0.18
Expired	—		—		—
Balance, June 30, 2019	5,046,833	$0.16	–	0.43	$0.21	$109,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at June 30, 2019.

The options to purchase 3,528,366 shares granted during the six months ended June 30, 2019 are comprised of options issued to employees, consultants, officers, and directors. We issued options to purchase 513,012 shares of our common stock to employees and consultants in lieu of salary and fees due at an exercise price on the respective grant dates ranging between $0.16 - $0.25 per share. The fair value of these options totaled $93,000 and is recorded as selling, general and administrative expense. We issued options to purchase 715,354 shares of our common stock to members of our board of directors for services performed, in lieu of cash, at an exercise price on the respective grant date of $0.16 and $0.23 per share. We issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.22 per share to our Chief Financial Officer as described immediately below. We issued options to purchase 1,000,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our Vice President of Operations as described below. We issued options to purchase 1,200,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our Vice President of Sales as described below. The fair value of the 2018 Plan options issued during the six months ended June 30, 2019, totaled $137,000 and is recorded as selling, general and administrative expenses.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of the Company’s common stock, at a strike price equal to the closing price of the Company’s common stock on January 16, 2019 of $0.22, to expire January 16, 2029, and to vest over the term of the engagement with 75,000 shares having vested as of June 30, 2019, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2019, and each month thereafter, so long as the Engagement Agreement is in full force and effect. The Option was issued pursuant to the Company’s 2018 Equity Incentive Plan. The fair value of the option totaled $67,000, of which $50,000 was recorded as selling, general and administrative expense during the six months ended June 30, 2019.

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

Vice President of Operations Contract Extension

On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for our Vice President of Sales and issued him options to purchase an aggregate 1,200,000 shares of the Company’s common stock pursuant to the terms of our 2018 Plan. The exercise price of the first option to purchase 200,000 shares is equal to the closing price of our common stock on the May 28 grant date, at $0.17 per share. One-third of the option vests upon grant, the next third at the first anniversary of the grant, and the final third upon the second anniversary of the grant. Fair value of $34,000 was recorded as selling, general and administrative expenses at issuance.  The remaining options to purchase an aggregate 1,000,000 shares are unvested at grant date, and contingent upon certain performance metrics based on sales of our Odor-No-More subsidiary, none of which have been met.  As such, no additional fair value was recorded and we are unable to estimate at this time if these metrics will be met. Upon execution of his employment agreement on July 5, 2019, an additional option to purchase 300,000 shares was granted, with an exercise price as of July 5 ($0.25), vesting 100,000 shares on the first, second and third anniversary of the agreement.

Vice President of Sales

On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for our Vice President of Sales and issued him options to purchase an aggregate 1,200,000 shares of the Company’s common stock pursuant to the terms of our 2018 Plan. The exercise price of the first option to purchase 200,000 shares is equal to the closing price of our common stock on the May 28 grant date, at $0.17 per share. One-third of the option vests upon grant, the next third at the first anniversary of the grant, and the final third upon the second anniversary of the grant. Fair value of $34,000 was recorded as selling, general and administrative expenses at issuance.  The remaining options to purchase an aggregate 1,000,000 shares are unvested at grant date, and contingent upon certain performance metrics based on sales of our Odor-No-More subsidiary, none of which have been met.  As such, no additional fair value was recorded and we are unable to estimate at this time if these metrics will be met. Upon execution of his employment agreement on July 5, 2019, an additional option to purchase 300,000 shares was granted, with an exercise price as of July 5 ($0.25), vesting 100,000 shares on the first, second and third anniversary of the agreement.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2018 and 2019 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
As of June 30, 2018:	Outstanding	price per share			share	Value(1)
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Expired	(70,000)	1.45	–	1.89	1.79
Balance, June 30, 2018	9,761,586	$0.23	–	1.65	$0.43	$—

As of June 30, 2019:
Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43
Expired	(842,136)	0.28	–	0.70	0.49
Balance, June 30, 2019	8,849,451	$0.23	–	1.65	$0.46	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at June 30, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-Plan Options issued

During the six months ended June 30, 2019, we issued options to purchase 970,380 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to vendors for fees for service resulting in a fair value totaling $194,000. The fair value of the options issued and vested during the six months ended June 30, 2019 totaled $367,000, is recorded in our selling, general and administrative expense.

During the six months ended June 30, 2018, we issued options to purchase 1,008,268 shares of our common stock at exercise prices ranging between $0.23 – $0.43 per share to vendors and to members of our board of directors in exchange for unpaid obligations for their services. The fair value of the options totaled $261,000 and is recorded as selling, general and administrative expenses.

Activity of our non-plan stock options issued for the six months ended June 30, 2018 and 2019 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
As of June 30, 2018:	outstanding	price per share			share	value(1)
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	1,008,268	0.23	–	0.43	0.26
Expired	(2,400,000)		0.99		0.99
Balance, June 30, 2018	18,626,676	$0.25	–	1.00	$0.45	$—

As of June 30, 2019:
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Granted	970,380	0.16	–	0.25	0.19
Expired	(691,975)		0.55		0.55
Balance, June 30, 2019	19,597,901	$0.16	–	1.00	$0.42	$34,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at June 30, 2019.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of June 30, 2018:	outstanding	price per share			share	value(1)
Balance, December 31, 2017	22,104,817	$0.125	–	1.00	$0.45
Issued	2,611,513	0.25	–	0.48	0.35
Expired	(2,683,400)		0.40		0.40
Balance, June 30, 2018	22,032,930	$0.125	–	1.00	$0.44

As of June 30, 2019:
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	9,031,871	0.10	–	0.25	0.15
Exercised	(5,205,746)	0.10	–	0.12	0.11
Balance, June 30, 2019	30,698,555	$0.10	–	1.00	$0.39	$547,000

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants issued as part of debt extension

On March 5, 2019, we executed amendments extending the maturity dates of notes issued to Vernal Bay and Chappy Bean (see Note 4, subsection titled “Notes payable, mature September 6, 2019”). As consideration for this extension, we agreed to reduce the exercise price, and increase the number of shares purchasable, by the warrants held by Vernal Bay and Chappy Bean. Vernal Bay had been issued a warrant to purchase 1,387,500 shares at $0.25 per share, expiring September 19, 2023. We agreed to lower the exercise price to $0.20 per share, and proportionately increase the number of shares in the warrant to 1,734,375. By doing so, the maximum investment amount under the warrant of $346,875 remained the same. Chappy Bean’s warrant to purchase 600,000 shares was similarly modified, such that it now allows for the purchase of 750,000 shares at $0.20 per share. The reduction in warrant exercise price resulted in a fair value of $56,000 recorded as loss on debt extinguishment in the three months ended March 31, 2019. In the aggregate, the number of shares purchasable under these two warrants increased by 496,875.

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

Warrants Issued concurrently with the Nine-month OID notes

In conjunction with the issuance of our nine-month OID notes (see Note 4), we issued each investor a warrant to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. During the three months ended March 31, 2019, we issued warrants to purchase 637,500 shares of our common stock to the three investors. The fair value of these warrants totaled $89,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes. During the three months ended June 30, 2019, we reduced the conversion prices of the notes from $0.25 to $0.17, and this resulted in an increase in the number of warrants purchasable by the investors by 300,000 to 937,500, which resulted our recording the fair value of $85,000, which is recorded as a deemed dividend.

Warrants Issued concurrently with Twelve-month OID notes

During the three-months ended June 30, 2019, we issued warrants to purchase 2,619,485 shares of our common stock to purchasers of our Twelve-month OID Notes (see Note 4). The warrants allow the holder to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. The number of shares purchasable under each warrant was equal to the 75% of the principal balance of the investor’s note, divided by $0.17 (thus, for example, a $300,000 investment would yield a note with principal balance of $375,000, and a warrant allowing for the purchase of up to 1,654,412 shares). The warrant will allow for cashless exercise after 18 months so long as the shares underlying the warrant are not registered. The Company does not have the obligation to register the shares underlying the warrant, but intends to dos o The fair value of these warrants totaled $252,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes.

Warrants exercised

During the three months ended June 30, 2019, we received $104,000 from the exercise of a warrant to purchase 866,666 shares.

During the three months ended June 30, 2019, Vista Capital exercised its stock purchase warrant issued September 12, 2018, electing to utilize the cashless exercise features in the warrant. As a result, we issued Vista Capital 2,877,790 shares of common stock. A previous adjustment to the number of shares available for purchase under the warrant resulted in a fair value totaling $355,000, recorded as a deemed dividend in our statement of stockholders’ equity.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value

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

	June 30, 2018			June 30, 2019
Risk free interest rate		2.54%		1.70	–	2.62%
Expected volatility		252%		86	–	110%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	5	–	10	2	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2018	June 30, 2019
Accounts payable and accrued expense	$302	$328
Accrued interest	122	209
Accrued payroll	77	139
Total accounts payable and accrued expenses	$501	$676

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Scion Solutions – Note Payable and Clyra Liability

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues. At June 30, 2019, the balance due on the Clyra-Scion Note equaled $1,007,000.

Non-Controlling Interest

During the six months ended June 30, 2019, Clyra sold $295,000 of its common stock at a price of $200 per share. The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) are recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

As of June 30, 2019, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	28,053	41.4%
Sanatio Capital(1)	11,520	17.0%
Scion Solutions(2)	15,500	22.9%
Other	12,697	18.7%
Total	67,770

Notes:

(1) Includes 9,830 Series A Preferred shares (see below), and 1,690 common shares.

(2) Does not include an additional 15,500 shares held in escrow subject to performance metrics.

Sanatio Capital purchased Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra Medical has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra Medical is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of June 30, 2019 is $215,000.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with seven scientists and engineers. (See Note 10 “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2 million shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president). Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. No such units have been issued.

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

4. BioLargo Water (“Water”) -- which has now shifted its focus from R&D/product development to commercializing the AOS technology (located in Edmonton, Alberta Canada).

Historically, none of our operating business units operated at a profit and therefore each required additional cash to meet its monthly expenses. The additional sources of the cash to fund the shortfall from operations of Odor-No-More, BLEST and BioLargo Water have been provided by BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity. For example, during the year ended December 31, 2018, we provided Odor-No-More with approximately $417,000 in cash to supplement its operations. As this subsidiary’s sales have increased (from approximately $500,000 in calendar year 2017 to over $1 million in calendar year 2018), and its gross margins have improved, it has generated more cash for its operations and relied less on corporate to supplement its cash to pay its bills. For the six months ended June 30, 2019, we provided it with approximately $54,000 in cash to supplement its operations.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The segment information for the three and six months ended June 30, 2018 and 2019, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Revenue
Odor-No-More	$316	$315	$540	$616
BLEST	161	241	350	424
BLEST - Intercompany revenue	(150)	(130)	(300)	(250)
Total	$327	$426	$590	$790

Operating loss
BioLargo corporate	$(1,052)	$(956)	$(2,145)	$(1,904)
Odor-No-More	(145)	(51)	(254)	(141)
Clyra	(177)	(319)	(376)	(606)
BLEST	(70)	(27)	(115)	(137)
Water	(184)	(134)	(340)	(361)
Total	$(1,628)	$(1,487)	$(3,230)	$(3,149)

Interest expense
BioLargo Corporate	$(1,729)	$(485)	$(2,559)	$(1,458)
Clyra	—	(13)	(2)	(25)
Total	$(1,729)	$(498)	$(2,561)	$(1,483)

Research and development expense
BioLargo Corporate	$(281)	$(210)	$(624)	$(382)
Odor-No-More	—	—	—	—
Clyra	(57)	(106)	(144)	(155)
BLEST	(105)	(73)	(205)	(195)
Water	(132)	(108)	(274)	(317)
Intersegement BioLargo corporate	150	130	300	256
Total	$(425)	$(367)	$(947)	$(793)

As of June 30, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$1,000	$198	$302	$163	$33	$(6)	$1,690
Intangible assets	1,893	—	—	—	—	—	1,893

As of December 31, 2018	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$353	$220	$462	$230	$33	$(6)	$1,292
Intangible assets	1,893	—	—	—	—	—	1,893

Note 11. Commitments and Contingencies

Provenzano Employment Agreement

On June 18, 2019, we and the head of our Odor-No-More subsidiary, Joseph L. Provenzano, entered into an employment agreement (the “Provenzano Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Provenzano dated January 1, 2008.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Provenzano Employment Agreement provides that Mr. Provenzano will serve as our Executive Vice President of Operations, as well as the President and Chief Executive Officer of our wholly owned subsidiary Odor-No-More. Mr. Provenzano’s base compensation will remain at his current rate of $169,772 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the our Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance covering the expenses of his personal commercial grade truck which the company uses in company operations on a continual basis, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

In conjunction with this agreement, our Compensation Committee awarded Mr. Provenzano an option to purchase common stock and restricted stock units under our 2018 Equity Incentive Plan (see Note 5).

The Provenzano Employment Agreement has a term of five years, unless earlier terminated in accordance with its terms. The Provenzano Employment Agreement provides that Mr. Provenzano’s employment may be terminated by the Company due to his death or disability, for cause, or upon a merger, acquisition, bankruptcy or dissolution of the Company. “Disability” as used in the Provenzano Employment Agreement means physical or mental incapacity or illness rendering Mr. Provenzano unable to perform his duties on a long-term basis (i) as evidenced by his failure or inability to perform his duties for a total of 120 days in any 360-day period, or (ii) as determined by an independent and licensed physician whom Company selects, or (iii) as determined without recourse by the Company’s disability insurance carrier. “Cause” means that Mr. Provenzano has (i) engaged in willful misconduct in connection with the Company’s business; or (ii) been convicted of, or plead guilty or nolo contendre in connection with, fraud or any crime that constitutes a felony or that involves moral turpitude or theft. If Mr. Provenzano’s employment is terminated due to merger or acquisition, then he will be eligible to receive the greater of (i) one year’s compensation plus an additional one half year for each year of service since the effective date of the employment agreement or (ii) one year’s compensation plus an additional one half year for each year remaining in the term of the agreement. Otherwise, he is only entitled to receive compensation due through the date of termination.

The Provenzano Employment Agreement requires Mr. Provenzano to keep certain information confidential, not to solicit customers or employees of the Company or interfere with any business relationship of the Company, and to assign all inventions made or created during the term of the Provenzano Employment Agreement as “work made for hire”.

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the six months ended June 30, 2018 and 2019, total rental expense was $108,000 and $104,000, respectively. On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability, the adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded. Our right-of-use asset and lease liability operating leases included our office space BioLargo/ONM and BLEST. Our BioLargo/ONM lease has a 4-year extension and we included this extension in the net present value of our lease payments, which used the incremental borrowing cost to BioLargo of 18%. Total remaining operating lease payments is $699,000. BioLargo Water operations lease is considered short-term and not included.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this report and management noted the following for disclosure.

Financing activities

Subsequent to June 30, 2019, we accepted subscriptions for an aggregate $2,360,000 in new investments, received proceeds of $180,000 from the exercise of stock purchase warrants, and refinanced and/or converted to equity an aggregate $1,313,800 in current liabilities. These transactions are detailed in the following paragraphs.

Subsequent to June 30, 2019, we accepted subscriptions for an aggregate $1,410,000 to purchase our Twelve-Month OID Notes and stock purchase warrants to accredited investors (See Note 4, subheading “Convertible Twelve-month OID notes”). Once these subscriptions are fully processed, we will have issued promissory notes in the aggregate principal amount of $1,762,500, and warrants to purchase 7,775,735 shares at $0.25 per share (see Note 6). This offering of 12-month OID notes and stock purchase warrants was closed on July 29, 2019.

On August 9, 2019, we received $600,000 from one accredited investor and issued a promissory note in the principal amount of $600,000, maturing in two years, accruing interest at 15% to be paid in cash monthly, and which converts to common stock at the holder’s option at $0.30 per share. This investor also received a warrant to purchase 1,200,000 shares of our common stock at $0.30 per share, expiring five years from the grant date.

Subsequent to June 30, 2019, the holder of stock purchase warrants elected to purchase an aggregate 1.5 million shares for $180,000.

On July 29, 2019, Tangiers Global, LLC, elected to convert $330,000 principal amount and $39,600 accrued interest due on its promissory note issued January 31, 2019, into 2,640,000 shares of common stock. Additionally, Tangiers subscribed to invest $350,000 into a Twelve-Month OID Note (see Note 4) in the principal amount of $437,500, and a stock purchase with the same terms and conditions as those issued to the Twelve-Month OID Note investors, allowing for the purchase of 1,930,147 shares.

Three holders of a secured line of credit issued in 2018 elected to convert $205,000 of principal owed into Twelve Month OID Notes in the principal amount of $256,250, and stock purchase warrants allowing for the purchase of 1,130,515 shares.

On the July 20, 2019 maturity date, the holder of a note in the principal amount of $440,000 elected to convert the principal amount due on the note into 2,000 shares of Clyra Medical common stock held by BioLargo, and $105,600 in accrued and unpaid interest into 384,980 shares of BioLargo common stock at $0.2743 per share (the 20-day closing average). This reduced BioLargo’s ownership in Clyra Medical by 3% to 38.9%.

A holder of a note in the principal amount of $338,800, for which we would have been required to satisfy in cash on September 6, 2019, agreed to satisfy the note through the issuance an amended and restated convertible promissory note due in 12 months with a 25% original issue discount. (Vernal; see Note 4, subheading “Notes payable, mature September 6, 2019”.) The entire note balance, including $41,200 in accrued and unpaid interest, was satisfied through the issuance of an amended and restated note in the principal amount of $475,000, and a warrant to purchase 2,095,588 shares of our common stock. The amended and restated note is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. The warrant expires in five years and may be exercised at $0.25 per share. After 18 months, it allows the holder to do a “cashless” exercise unless the shares underlying the warrant are registered with the SEC.

On August 13, 2019, we and Vista Capital agreed to extend by six months the maturity dates of its two promissory notes, the first in the principal amount of $125,000, now due on February 28, 2020, and the second in the principal amount of $330,000, now due on April 7, 2020.

In summary, since June 30, 2019, we added $2,540,000 cash to our balance sheet, and refinanced and/or converted an aggregate $1,313,800 in current liabilities. These new investments and refinancing activities added $2,931,250 in current liabilities and $600,000 in long term liabilities to our balance sheet.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2019, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Development Corp., a California corporation, BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and BioLargo Water Investment Group, Inc., a California corporation, and parent corporation to Canadian subsidiary BioLargo Water, Inc.; and (iii) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

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

Our first significant commercial success is currently unfolding in our subsidiary, Odor-No-More, Inc., which is focused on odor and volatile organic compound (“VOC”) control products sold under the brands CupriDyne Clean and Nature’s Best Science. We are gearing up for rapid growth as our products are experiencing more widespread market adoption in the waste handling industry through national purchasing agreements with four of the largest industry members. To this end, we have recently begun to offer a menu of services to our clients including engineering design, construction, and installation of misting systems and related equipment used to deliver our liquid chemistry products, as well as ongoing maintenance services for installed systems.  We have also begun expanding with early adopters into new vertical segments such as wastewater treatment, the cannabis industry and various industrial facilities like steel manufacturing and livestock processing operations. In 2019 we executed a five-year white-label distribution agreement with Cannabusters, Inc. a company organized and owned by Mabre Corporation to feature our odor and VOC control technology to the cannabis industry in combination with their air handling and air quality systems. We believe this to be an important opportunity for BioLargo’s odor and VOC control products, as the cannabis and hemp industries are predicted to grow significantly in the US in the coming years and are known to contend with significant odor and VOC challenges (read more under Emerging High-Growth Opportunity in Cannabis / Hemp Industry).

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to advance the development of our proprietary technologies and complement service offerings of our other business segments.

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

Waste Handling

Our customer base for our odor and VOC business is expanding. We are now selling product to four of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry, which we expect to become a priority market. We are also expanding with early adopters into new industrial markets, including steel manufacturing, paper production, construction, building and facilities management, livestock production, and the cannabis industry. Opportunities for our products are available internationally. We have in the past and plan to continue marketing these products through industry associations like the “Technology Approval Group” program offered by Isle Utilities that serves the wastewater treatment industry. We also have a number of potential partners actively engaged in commercial trials around the globe and we are actively in discussion with a number of groups to leverage our commercial focus through distribution partnerships.

Many of our customers have adopted CupriDyne Clean as a replacement for non-performing competitive products, some of which have been in use by customers for decades. Upon using CupriDyne Clean, our customers consistently express a very high degree of satisfaction with its performance compared to prior solutions. Because of this, we are realizing systematic adoption by our very large corporate customers and expect to serve these customers for years to come. Our experience has helped refine our value proposition and assemble a comprehensive menu of products and services. Our success in this market has validated the market opportunity for our products and services and encourages us to continue investing in infrastructure and sales and marketing to increase revenues. We estimate there are approximately 2,000 active landfills1, 8,000 transfer stations2, and 15,000 wastewater treatment agencies3 in the United States. While all may not have ongoing odor problems or neighbor complaints, we believe many of the facilities have need for a disruptive odor solution like CupriDyne Clean.

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

Turn-key Full-service Solutions

At the request of our clients, we have begun offering a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). We have recently expanded these serves to engineering design, construction and installation. Our engineering team at BLEST has been instrumental in supporting these operations. Our system design, build and install business continues to grow. We have completed multiple installs during the last quarter and have several bids outstanding for CupriDyne Clean delivery systems.

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

We now have a body of evidence that has been developed through direct work with our large national accounts that supports our product claims, namely superior performance, cost savings and service excellence. As a result, we are receiving support from the leadership of our national accounts to help expand our services within their organizations. This support has and will continue to demand that we increase our activity to deliver RFPs (requests for proposals), follow up with and make site visits as a result of introductions to local operators by regional and corporate leaders, follow up on referrals from local operators to other local operators and provide high level customer service and responsiveness to regional office requests for site visits, and offer our products and services to multiple locations with these regional operations. This activity is increasing and as a result we are focused on adding qualified staff to our team and believe that sales will continue to increase as a function of increased staffing. Our experience has shown that the cycle from identifying a new customer that wants to use our products to installing delivery systems and related equipment (if needed), to deploying our products can take from 60 to 180 days. The work is demanding but we know the up-front investment by our team will be rewarded with expanded adoption and recurring revenues. We are continually reminded that in many instances we are replacing companies that have been serving these customers for decades.

We believe that our products will become known as the odor and VOC elimination product that will become selected as a “best practices” tool for the waste handling industry. As we continue to achieve that level of recognition, we believe our large national accounts will want to modify their stance to encourage their local operators around the country to choose our product as the top performer and highest value provider.

Expanding our Brand

CupriDyne Clean is gaining a reputation as “the one that actually works” to control odors and VOCs. We are constantly reminded that decision-makers in many industries, including the waste handling industry, have been conditioned to believe that “nothing actually works” to address industrial nuisance odors. We are working to help change the industry mindset to being proactive, investing to avoid problems rather than to rush to fix problems that have escalated to an emergency intervention status. One of our most important branding goals is to educate decision-makers that the “cost of doing nothing” can be the most expensive choice by a customer. The alternative is to use the best-performing odor mitigation product – CupriDyne Clean – to save them money and reduce or eliminate their risk and costs associated with managing odors and VOCs. Our company is committed to raise the bar of awareness with consistent performance, brand awareness and marketing to help industry see the value and make the correct choice to use and deploy CupriDyne Clean. In the past few months, we have received opening orders from more than 14 new customers, from both national accounts and new independent customers as a result of our marketing and branding awareness. We expect that trend to continue. New Product Expansion with Existing Customers

In line with our mandate as an innovator and full services solution provider, Odor-No-More was recently asked by one of its national customers to expand the use of its CupriDyne based products to include a wash out and odor control product for transportation devices, compactors and containers. While this work is still early, our first trials demonstrate that the new product saves our customers money and labor costs. Although sales for this new product have just begun, we believe the opportunity for this product is significant.

Additionally, we have been approached by two of our large customers to develop a series of educational and training tools to assist in their continuing focus to refine ‘best practices’ operating procedures for odor management at waste processing facilities. While this work is early, and our scope of services and role is still being defined, we believe this is another important validation of how we are being adopted as a reliable and high value total solutions provider.

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

Wastewater Treatment

We have begun selling products and services to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas. As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the wastewater treatment industry at a national water quality conference hosted by the Water Environment Federation. We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe that channel partnerships with leading companies that already sell and service this highly technical market will be required for our ultimate success. We are encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. We are actively engaged in discussions with potential distribution partners and leading engineering firms with well established relationships to the clients in order to service this very large market.

Infrastructure and Capital Needs for Odor-No-More

We recognize the scope of the opportunity for CupriDyne Clean and related services, and understand the task of building the personnel and infrastructure to become a disruptive company in the waste handling industry. In the United States, we currently operate out of two locations – Southern California and Tennessee. As of now, our manufacturing facilities are located in California. However, we expect to expand our manufacturing and staffing in our Tennessee operation as we achieve critical mass in that region. We are also contemplating the opportunity to establish a manufacturing facility in Canada to serve the Canadian odor and VOC control market. In the meantime, as a result of the rapid adoption we are experiencing in our local Southern California market, we want to focus on adding staff and infrastructure to meet the obvious need for our products and services. We believe that we need to invest in qualified sales and support personnel to properly focus our energies on capturing the client opportunities already under contract with our national accounts and expand revenues accordingly. As of August 1, 2019, we added waste-industry veteran Mitch Noto to our team as Director of Business Development.

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

BLEST focuses its efforts in four areas:

●	Providing engineering services to third-party clients;

●	Supporting the AOS development efforts by working with our Canadian subsidiary, BioLargo Water;

●	Supporting our team at Odor-No-More to provide engineering and design of the CupriDyne Clean delivery systems to the waste handling industry; and

●	Developing new products or engineered solutions for high value targets like:

o	our work on behalf of the US EPA as funded through a SBIR Phase I grants to develop potential solutions for managing PFAS contaminants in water;

o	our work to refine and validate the CupriDyne Clean’s efficacy and delivery systems for managing terpenes from cannabis production;

o	our work to provide initial proof of claim for CupriDyne Clean’s efficacy in high volume industrial settings for VOC and air contaminant mitigation; and

o	Legionella prevention and monitoring systems

The subsidiary is based in Oak Ridge (a suburb of Knoxville), Tennessee, and employs seven scientists and engineers who collectively have over two hundred years of experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

Business Development at BLEST

BLEST has had success in several noteworthy areas in the past months. The company is increasing its customer base and executing more and larger projects than in its first year. Additionally, BLEST has made strides toward creating lucrative new opportunities through development of new processes, which BioLargo intend to seek new IP for where possible.

BLEST was recently awarded three subcontracts to do work on U.S. Air Force bases in Texas, Kansas, Illinois and Arizona. Primary contractor Bhate Environmental Associates, Inc. has bid multiple projects with BioLargo to conduct “Fence-to-Fence (F2F) environmental compliance”. The total value of the contracts awarded (split between the prime contractor Bhate and its subcontractors, including BLEST) is in excess of $15 million over five years (with one year guaranteed). BLEST is responsible for one of the three major components of the services: air quality compliance.

BLEST was recently awarded an SBIR Phase I Competitive Grant by the Environmental Protection Agency in the amount of $100,000 to investigate solutions for the removal of per- and polyfluoroalkyl substances (PFAS) from water. PFAS have been linked to cancer, fertility problems, asthma, and more, and are present in a vast range of manufactured goods including food, common household products (e.g., cleaning products, cookware), and electronics. PFAS also pose widespread and serious water safety problems around the world, with governments and industry actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water. BLEST will compete for a Phase II grant for $1,000,000 in funding to finish the product design and start a go to market campaign.

BLEST recently began a feasibility and placement study for 1.1 million tons of magnesium rich production tailings in Northern California for a new client.

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

The formation of BLEST was predicated on the concept that 60% of the revenue would be provided by external clients and the remaining 40% would be provided by internal clients (i.e. BioLargo Water or Odor-No-More). By reaching this goal, BLEST will provide direct positive cash flow to the BioLargo, Inc. while fulfilling its mission to provide professional engineering services to the internal client base. For calendar 2018, the ratio was approximately 40% of revenue provided by external clients and 60% provided by internal sources. In the second quarter of 2019, BLEST has now reached and exceeded its target threshold of 60% of revenues coming from external clients and less than 40% coming from internal sources, meaning BLEST has achieved its goal of generating the majority of its revenues from external contracts. . This occurred and is occurring principally because of an increasing number of perpetual contracts including the U.S. Air Force contracts, Citizens Gas Utility District, HAVCO, Powell Valley Utilities, and APTIM/Picatinny Arsenal. These perpetual contracts, which are anticipated to be renewed annually, will provide a steady base load of outside client revenue that is reasonably predictable and secure.

In addition to continued organic growth in the external client base, BLEST is developing new technologies and services for water pollution control, the microbrewery sector, legionella prevention in public buildings and hospitals. They are evaluating similar approaches for the cannabis industry as well. These markets are expanding in areas across the United States and represent significant opportunities for BLEST.

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

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is rapid and efficient decontamination and disinfection of various wastewaters. The AOS recently began its first pre-commercial pilot project, wherein an AOS and treatment train has been installed on-site at Sunworks Farm, a poultry farm in Alberta. This pilot project is discussed in more detail in the Pre-commercial Pilot Projects section below.

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of both input electricity and chemistry – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

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

Our AOS was the result of breakthroughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding of a multi-year industrial research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Based on recovering oil prices and our ongoing work in Canada, in 2018 re reinitiated discussions with stakeholders in the oil sands industry to support the completion of AOS development for oil and gas water treatment and to discuss the initiation of pre-commercial and commercial pilots for our AOS to help treat and remediate oil sands process-affected water (“OSPW”) found in tailings ponds in the Canadian oil sands, an application that currently has no good economically viable solution. We have been unsuccessful in raising grant or private funds for this project, and, therefore we will continue to focus on energies on other markets until such time as proper resources are available.

Our AOS is an award-winning invention that is supported by science and engineering financial support and highly competitive grants (66 and counting) from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates and in the United States by the Metropolitan Water District of Southern California.

Our immediate goals for the development and commercialization of the AOS are: 1) to secure direct investment into the BioLargo Water subsidiary to empower its staff to complete its development cycle, 2) complete the ongoing pre-commercial field pilot studies which are necessary to generate the techno-economic data required to secure commercial trials, entice future customers, and commence traversal of regulatory pathways, 3) conduct the first commercial trials with the AOS, and 4) secure first sale of the AOS. It is our belief that once pre-commercial pilots have concluded with the AOS, we will be able to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS..

Recent AOS Milestones

The most important advances in AOS development in recent months have been 1) recent validation of the AOS as an effective and transformative water treatment technology able to eliminate hard-to-treat “micropollutants” from wastewater; 2) design and engineering advances and changes to the AOS in preparation for piloting and scale-up for industrial flow-rates and conditions; and 3) the planning and design of pre-commercial field pilot projects.

One recent and important AOS milestone was the demonstration that it eliminated or reduced the toxicity of certain high-concern pharmaceutical byproducts (micropollutants) common in some municipal wastewater (“MWW”) streams. Currently, there are no economically viable solutions to remove these compounds from MWW, and incumbent technologies fall short. We believe that the value proposition for our AOS for use as a new technology solution for the municipal water treatment industry to efficiently remove micropollutants could increase our total serviceable market to 5% or more of the total industry which is recognized at + $700 billion globally or approximately $35 billion.

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

The first project involves treating poultry wastewater on-site at a facility in Alberta Canada, with support from the Poultry Growers Association. In this pilot, the AOS is being assessed for its ability to eliminate bacteria and other contaminants from poultry processing wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. BioLargo Water built and installed a complete “treatment train” with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms, in addition to the connected AOS unit. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. Funded in part by Canadian government grants, this system is operating successfully. We hope to report data from the project before the end of the year.

In another pilot project, the AOS is being used on-site at a Californian micro-brewery as a polishing (final) step in a wastewater “treatment train” whose goal is to reduce wastewater contaminant load to levels that would allow the microbrewery to reduce its wastewater discharge fines and enable water reuse. The treatment train includes several pieces of wastewater treatment equipment including a proprietary technology developed and manufactured by our project partner Aquacycl, an emerging wastewater treatment technology company based in the San Diego area that was introduced to our company by The Maritime Alliance, a trade organization in San Diego committed to fostering maritime business and technology innovation. This pilot will help establish the efficacy of the AOS in a field setting, the OPEX and CAPEX of the system, and the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics.

In addition, we recently commenced a pre-commercial demonstration pilot that will utilize the company’s Advanced Oxidation System (AOS) to treat captured stormwater in Southern California at BioLargo’s Westminster, California facility. The pilot’s goal is to demonstrate the technical and economic feasibility of deploying the AOS to enable stormwater treatment and reuse, an important and emerging water management application in the US and Canada. The pilot project is supported in part by research and development funding of to up to $189,000 from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP). BioLargo Water is collaborating on the project with Richard Watson & Associates, Inc. and Carollo Engineers, Inc. Richard Watson has been active in stormwater quality management since 1990 and currently consults to three watershed management groups in Los Angeles County. Carollo Engineers, a leading environmental engineering firm providing cost-effective, innovative, and reliable water treatment solutions, will provide engineering and water treatment validation for the project. The goals of this demonstration pilot will focus on the efficacy of the AOS to treat captured stormwater to water reuse standards. The pilot will also help establish the capital and operating costs of the AOS in this application, a crucial step before potential commercial pilot clients and paying customers would consider the technology in this industrial setting.

All of these pilot projects represent an important step for our AOS technology, as well as for our company. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab. However, pilot projects for the AOS, as with any technology, are crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. As a reminder, we have many other pilots in evaluation to support this same cause.

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

We are in the process of obtaining regulatory approval (pre-market clearance) from the FDA for our first advanced wound care product. These efforts are ongoing as of the date of this report. Although the process has taken considerable time and money, and we have faced a number of delays as a result of the FDA’s requirements of us, we remain highly encouraged by our current interactions with the FDA staff and our current position. The process has confirmed that our product design falls in the scope of the 510(k) process and the pathway to clearance has now been better defined by senior staff at FDA. We are preparing to report to the FDA results of a 30-day animal study that confirmed the Clyra product has no adverse effects on wound healing. This animal study is the last material item asked of us by FDA staff, and we believe we can submit this new data and have a response back from the FDA as soon as possible, with expectations of delivery within weeks and a timely response from the FDA promptly thereafter. While we remain confident that we will ultimately receive premarket clearance for this product, and we continue to invest substantial recourses in anticipation of our ultimate success, we are continually reminded by legal counsel that we can make no assurance or prediction as to success of these efforts, or whether additional information will be requested after this animal study, and must wait patiently for the process with the FDA to conclude. Notwithstanding these disclosures, having spent a significant amount of time and money responding to the various technical questions by the staff, including two trips to Washington D.C., we are confident we will see a successful conclusion.

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

Scion Solutions Acquisition – SkinDisc™

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

We invest cash into each of these segments on a regular basis, as none of the segments yet generates enough cash to fund their operations. However, both Odor-No-More and BLEST are trending towards cash-flow positive, and we expect each of those two segments to begin to generate positive cash for BioLargo in 2019. Additionally, Clyra Medical raises capital directly, rather than relying on BioLargo for cash to operate.

Revenue for the three and six months ended June 30, 2019 was $426,000 and $790,000, respectively. This is a 30% and 34% increase over the same periods in 2018. We generated revenue from two of our operating divisions – Odor-No-More and BLEST. Our business segments obtain cash to support operations in different ways. Odor-No-More and BLEST generate revenues from third parties, and receive funding as needed from their parent corporation, BioLargo. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo. Clyra Medical, however, relies on direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

Odor-No-More

Our wholly owned subsidiary Odor-No-More generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government.

Revenue (Odor-No-More)

Odor-No-More’s revenues for the six months ended June 30, 2019, increased $76,000 (34%) from the same period in 2018. Its revenue for the three months ended June 30, 2019, was equal to that of the same period in 2018. The fluctuation in our revenues is due to timing of orders, weather at customer facilities (such as rain and snow), and shipping schedules. Approximately three-quarters of our revenue is generated from sales of CupriDyne Clean products and related services, and the remaining mostly from sales to the U.S. military.

Sales of our CupriDyne Clean products increased 31% and 24% in the three and six months ended June 30, 2019, as compared to same periods in 2018, due to the acquisition of more clients and client locations, and the sale and delivery of more products. Of our CupriDyne Clean sales, approximately one-half were made pursuant to “national purchasing agreements” (“NPA”) with the four largest waste handling companies in the United States. With the addition of an industry veteran as Director of Business Development, and increased capital resources, we expect sales to our NPA clients as well as new independent customers will increase in the remainder of 2019.

Sales to the U.S. military are primarily our Specimen Transport Solidifier pouches, and are made to the U.S. Defense Logistics Agency through our distributor Downeast Logistics. These sales decreased by 65% and 59% in the three and six months ended June 30, 2019 as compared with the same periods in 2018. The vast majority of these sales are made through a bid process in response to a request for bids to which any qualified government vendor can respond, and our decreased revenue in 2019 is due to a reduced number of opportunities from the government for our products, and to the cyclical nature and timing of the government procurement process.  We cannot know in advance the frequency or size of such requests from the US Government, or whether our bids will be successful, and as such we are uncertain as to our future revenues through this system. We believe that the sales of CupriDyne Clean will continue to grow and help offset this segment of our business which we do not view as a high growth opportunity.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. For installation and other services, it includes labor and materials. As a percentage of gross sales, Odor-No-More’s costs of goods was 43% and 45% in the three and six months ended June 30, 2019 versus 61% in the same periods in 2018. In mid-2018, because of higher volumes, Odor-No-More was able to decrease its costs by purchasing raw materials directly from manufacturers at more favorable prices, resulting in the year-to-year cost of goods decrease.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s Selling, General and Administrative (“SG&A”) expenses are remaining consistent between the three and six months ended June 30, 2019 and 2018. They are averaging $235,000 per quarter in 2019 compared to an average of $223,000 in 2018. These expenses have increased alongside Odor-No-More’s efforts to increase revenues by hiring additional sales and support staff. We expect its SG&A expenses to increase in 2019 as it continues to add sales and support personnel as its number of customers and revenues increase.

Operating Loss (Odor-No-More)

Odor-No-More had a net operating loss of $51,000 and $141,000 for the three and six months ended June 30, 2019. This was a 65% and 45% improvement over the same periods in 2018. Odor-No-More is continuing to increase sales to work toward profitability. Its gross margin from product sales is at 55%, and its loss from operations is trending downward. We believe these trends will continue. The loss from operations is trending downward for two reasons. First, Odor-No-More was able to reduce its product costs as a result of its increased volume (purchasing power). Second, increased sales resulted in increased gross margin contributing to the company’s operational costs.

We expect that Odor-No-More’s sales will continue to increase. By the end of 2019, assuming the company is properly capitalized with a marketing budget and additional salespeople, we expect that Odor-No-More will no longer require a cash subsidy to operate.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $241,000 and $424,000 of revenue for the three and six months ended June 30, 2019. Included in that total is intersegment revenue of $130,000 and $250,000 for the three and six months ended June 30, 2019. Intersegment revenue is eliminated in consolidation.

BLEST generated $111,000 and $174,000 of revenues from third party clients in the three and six months ended June 30, 2019, compared to $11,000 and $50,000 in revenue in same periods in 2018. The increase is due to an increase in the number of client contracts being serviced. The impact of its recently signed subcontracts to service the United States Air Force will begin generating revenues in the third quarter of 2019.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and six months ended June 30, 2019, its cost of services were 84% and 83% of its revenues, versus 72% and 62% in the three and six months ended June 30, 2018. Costs were higher in the six-month comparison as we utilized sub-contractors with lower margins and we had fixed fee contracts that were not profitable. Those trends are declining as we add new, profitable contracts.

Selling, General and Administrative Expense (BLEST)

BLEST selling, general and administrative expenses during the three and six months ended June 30, 2019 totaled $107,000 and $198,000, which is comparable to the same periods in 2018. BLEST primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies.

Operating Loss (BLEST)

BLEST had a net operating loss of $108,000 and $137,000 during the three and six months ended June 30, 2019, compared to $69,000 and $117,000 for the same periods in 2018. Because the subsidiary had an operating loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. We expect this trend to continue, and expect that in the remainder of 2019 its revenues will continue to increase. We expect that this subsidiary will become profitable and contribute cash to our corporate operations.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 67 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements. Our grant income increased $9,000 and $86,000 in the three and six months ended June 30, 2019, compared with the same periods in 2018. This increase is due to additional and higher value grants awarded in 2019.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – company-wide consolidated results

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses decreased by 1% ($14,000) during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and increased by 8% ($210,000) for the six-month periods. The largest components of our SG&A expenses included (in thousands):

	Three months		Six months
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Salaries and payroll related	$521	$476	$972	$969
Professional fees	187	164	379	360
Consulting	192	299	353	590
Office expense	258	224	468	464
Sales and marketing	63	34	117	93
Investor relations	28	37	61	82
Board of director expense	68	68	135	135

Consulting expense increased in 2019 due to increased cash at Clyra and resulting increased research and development activities, and our hiring firms related to business development and brand exposure. We have also increased our investor relations expense to continue to develop and spread the word about our company.

Research and Development

Our company-wide research and development expenses decreased by 14% and 17% compared to the three and six months ended June 30, 2018. In some areas, such as in our medical subsidiary, these expenses increased as the company was better financed and ramping up activities in anticipation of an FDA decision regarding their first wound care product. In Canada, we have transitioned from pure research and development towards a focus on commercializing the AOS system, decreasing R&D.

Interest expense

Our interest expense for the three and six months ended June 30, 2019 decreased by $1,231,000 (71%) and $1,078,000 (42%) compared with the three and six months ended June 30, 2018.  Of our total interest expense, $40,000 was paid in cash, and the remaining is non-cash expenses related to financing transactions. Our interest expense decreased in 2019 primarily because (i) over $5 million in debt matured in the first six months of 2018, and (ii) we accepted cash from some convertible noteholders to reduce their conversion prices. We expect our interest expense to increase in the second half of 2019 due to the recent issuance of more than $2 million in Twelve Month OID Notes. Each investor also received a stock purchase warrant and we record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes which typically results in a full discount on the proceeds from the convertible notes. This discount is then amortized as interest expense over the term of the convertible notes. Ultimately, it is management’s objective to secure equity and discontinue the use of convertible interest-bearing debt to finance its ongoing growth. In the six months ended June 30, 2019, we recorded non-cash expenses of $1,254,000 related to amortization of the fair value of warrants issued in connection with our debt, and $228,000 related to debt extension.

Net Loss

Net loss for the three and six months ended June 30, 2019 was $1,987,000 ($0.01 per share) and $4,736,000 ($0.03 per share). Net loss for the three and six months ended June 30, 2018 was $3,600,000 ($0.03 per share) and $6,029,000 ($0.05 per share). Our net loss in 2019 has decreased primarily due to lower interest expense and an increase in revenue. Of our total net loss, approximately $2.9 million (60%) was non-cash expense, and the remaining $1.85 million (40%) was cash used in operating activities.

The net loss per business segment is as follows (in thousands):

	Three months		Six months
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
BioLargo corporate	(3,056)	(1,486)	(4,980)	(3,591)
Odor-no-more	(145)	(51)	(254)	(141)
Clyra	(177)	(332)	(376)	(631)
BLEST	(71)	(26)	(117)	(137)
BioLargo Water	(151)	(92)	(302)	(237)
Net loss	(3,600)	(1,987)	(6,029)	(4,736)

Liquidity and Capital Resources

For the six months ended June 30, 2019, we had a net loss of $4,736,000, used $1,851,000 cash in operations, and at June 30, 2019, had a working capital deficit of $3,473,000 and current assets of $1,001,000. We do not have sufficient working capital and do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2019, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, and the six months ended June 30, 2019, we generated revenues of $1,364,000 and $790,000 through our business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations. We have $2,119,000 in debt obligations due in the next 12 months (see Notes 4 and 12): (i) $1,724,000in notes that are convertible at the option of the holder, (ii) a $145,000 note due September 6, 2019, and (iii) a line of credit in the amount of $250,000 due on 30-day demand beginning September 1, 2019. We intend to either refinance or renegotiate these obligations, as our cash position is insufficient to maintain our current level of operations and pay these liabilities. Thus, we will be required to raise additional capital. We continue to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the six months ended June 30, 2019, we received $1,924,000 net cash provided by financing activities, and at June 30, 2019 had cash of $706,000. Subsequent to June 30, 2019, we received $2,360,000 from new financing activities. No assurance can be made of our success at raising money through private or public offerings.

Clyra Medical is unique in that it funds its operations through third party investments, as it has done since 2016. We do not currently intend and are under no obligation to subsidize its operations in the future.

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

For product revenue, we identify the contract with the customer through a written purchase order (which may be part of a national purchasing agreement), in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. We recognize revenue at a point in time when the order for its goods are shipped if the agreement with our customer is FOB our warehouse facility, and when goods are delivered to its customer if the agreement with our customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

For service revenue, we identify services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. Service contracts typically call for invoicing for time and materials incurred for that contract. To date, there have been no discounts or other financing terms for the contracts.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2018 and June 30, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, as our Company continues to grow and evolve, and remains underfunded, implementing controls and procedures to ensure so can be challenging. Although we continue to improve, our chief executive officer and chief financial officer have concluded that as of the evaluation date our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the past two years, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The following is a report of the sales of unregistered securities during the period covered by this report not previously reported in an annual report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K.During the three months ended June 30, 2019, we issued 267,494 shares of our common stock in exchange for a reduction of $50,000 owed to vendors and consultants.

During the three months ended June 30, 2019, we issued options to purchase 330,434 shares of our common stock for $0.23 per share in exchange for a reduction of $38,000 owed to vendors and consultants.

During the three months ended June 30, 2019, a noteholder elected to convert $296,000 of principal of a note due August 31, 2019, into 2,767,833 shares of our common stock.

During the three months ended June 30, 2019, we issued 87,748 shares of our common stock in lieu of accrued and unpaid interest totaling $15,000.

Promissory Notes

During the three months ended June 30, 2019, an investor converted $300,000 of principal amount due on a promissory note to our common stock (see Note 4 to our Consolidated Financial Statements, subsection titled “Convertible Note, matures July 15, 2019 (Vista Capital)”.

During the three months ended June 30, 2019, we incurred $1,061,000 in new debt obligations (see Note 4 to our Consolidated Financial Statements titled “Debt Obligations”, and specifically the subsections titled “Convertible Note, matures April 18, 2020”, “Convertible notes, mature February 14 and March 17, 2020”, “Convertible note, matures March 4, 2020”, “OID Twelve-Month Note Offering.”

The discussion set forth in Part II, Item 5 “Other Information”, is incorporated herein by this reference as though fully set forth.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Since June 1, 2019, we have received over $2.5 million in new investments, and converted to equity or refinanced approximately $1.3 million in current liabilities. These new investments and refinancing activities added approximately $3 million in current liabilities and $600,000 in long term liabilities to our balance sheet. The following sections describe these transactions.

Twelve-month OID Notes

We accepted subscriptions for an aggregate $2,185,000 to purchase our Twelve-Month OID Notes and stock purchase warrants from 33 accredited investors. Once these subscriptions are fully processed, we will have issued convertible promissory notes due in 12 months in the aggregate principal amount of $2,731,250, and warrants to purchase 12,049,635 shares at $0.25 per share.

Each OID note matures 12 months from the date of issuance, and accrues interest at an annual rate of 5%. It may be converted by the investor at any time at $0.17 per share, and automatically converts to equity at maturity at the lower of the fixed conversion rate and seventy percent (70%) of the lowest daily volume weighted average price during the 25 trading days immediately preceding the conversion. It must be prepaid upon conclusion of a securities offering in which we raise at least $3.5 million in a single financing. The $0.17 initial conversion rate may be adjusted downward in the event the Company issues a fixed-price convertible note at a lower conversion rate, or conducts an equity offering at a per-share price less than the conversion price. The Company may prepay the notes at any time upon 10 days’ notice to the investor, during which time they may convert the note to stock.

In addition to the note, each investor receives a warrant to purchase BioLargo common stock for $0.25 per share, expiring 5 years from the date of issuance. The number of shares purchasable under the warrant is equal to the 75% of the principal balance of the note divided by .17. If the warrant shares are not registered within 18 months of the warrant issue date, the warrant allows for a cashless exercise. Once the investments are fully processed, the Company expects to issue warrants to purchase approximately 10.2 million shares.

This offering was closed on July 29, 2019.

Two-year Convertible Note

On August 9, 2019, we received $600,000 from one accredited investor and issued a promissory note in the principal amount of $600,000, maturing in two years, accruing interest at 15% to be paid in cash monthly, and which converts to common stock at the holder’s option at $0.30 per share. This investor also received a warrant to purchase 1,200,000 shares of our common stock at $0.30 per share, expiring five years from the grant date.

Warrant Exercise

The holder of warrants issued July 2016 and December 2016, the underlying shares for which were registered with the SEC, purchased 1,500,000 shares of our common stock for $180,000.

Tangiers – Note Conversion, New Investment

On July 29, 2019, Tangiers (see Note 4, “Convertible Notes, mature November 5, 2019 and December 7, 2019 (Tangiers)”) elected to convert $330,000 principal amount and $39,600 accrued interest due on its promissory note issued January 31, 2019, into 2,640,000 shares of common stock.

Additionally, Tangiers invested $350,000 into a Twelve-Month OID Note (see Note 4) in the principal amount of $437,500, and a stock purchase with the same terms and conditions as those issued to the Twelve-Month OID Note investors, allowing for the purchase of 1,930,147 shares.

Line of Credit Refinancing

Three holders of a secured line of credit issued in 2018 elected to convert $205,000 of principal owed into Twelve-Month OID Notes in the principal amount of $256,250, and stock purchase warrants allowing for the purchase of 1,130,515 shares. The balance due on the line of credit as of the date of this report is $225,000.

Satisfaction of $440,000 Two-year Note

On the July 20, 2019 maturity date, the holder of a note in the principal amount of $440,000 elected to convert the principal amount due on the note into 2,000 shares of Clyra Medical common stock held by BioLargo, and $105,600 in accrued and unpaid interest into 384,980 shares of BioLargo common stock at $0.2743 per share (the 20-day closing average). This reduced BioLargo’s ownership in Clyra Medical by 3% to 38.9%.

Refinance of Note due September 6, 2019

A holder of a note in the principal amount of $338,800, for which we would have been required to satisfy in cash on September 6, 2019, agreed to satisfy the note through the issuance an amended and restated convertible promissory note due in 12 months with a 25% original issue discount (see Note 4, subheading “Notes payable, mature September 6, 2019”). The entire note balance, including $41,200 in accrued and unpaid interest, was satisfied through the issuance of an amended and restated note in the principal amount of $475,000, and a warrant to purchase 2,095,588 shares of our common stock. The amended and restated note is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. The warrant expires in five years and may be exercised at $0.25 per share. After 18 months, it allows the holder to do a “cashless” exercise unless the shares underlying the warrant are registered with the SEC.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.2	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
10.1	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
10.2	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
10.3	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
10.4	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017
10.5	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
10.6	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
10.7	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
10.8	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
10.9	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018

10.10†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.11	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
10.12	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
10.13	Securities Purchase Agreement by and between BioLargo, Inc., and Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
10.14	10% Convertible Promissory Note issued to Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
10.15	Securities Purchase Agreement by and between BioLargo, Inc., and Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
10.16	Convertible Promissory Note issued to Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
10.17	Securities Purchase Agreement by and between BioLargo, Inc., and EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
10.18	10% Convertible Promissory Note issued to EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
10.19	Amendment #1 to the Convertible Note issued on June 4, 2019 to EMA Capital, LP	Form 8-K	6/7/2019
10.20†	Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.21†	Provenzano Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.22	OID twelve-month promissory note	Form 8-K	8/2/2019
10.23	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
10.24*	$600,000 Promissory note dated August 9, 2019
10.25*	Warrant to purchase 1.2 million shares issued August 9, 2019 to $600,000 note holder
10.26*	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018
10.27*	Amended and restated note issued to Vernal August 12, 2019
10.28*	Warrant issued to Vernal August 12, 2019
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2019	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer