Form 10-Q
period 2019-09-30
BIOLARGO, INC.
filed 2019-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-19709

BIOLARGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2019 was 163,916,660 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND SEPTEMBER 30, 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	SEPTEMBER 30, 2019 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$655	$2,136
Accounts receivable	257	306
Inventories, net of allowance	26	19
Prepaid expenses and other current assets	17	105
Total current assets	955	2,566
In-process research and development (Note 8)	1,893	1,893
Equipment, net of depreciation	126	106
Other non-current assets	35	35
Right-of-use, operating lease, net of amortization	—	341
Deferred offering cost	176	163
Total assets	$3,185	$5,104
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$501	$546
Clyra Medical note payable (Note 8)	—	1,007
Notes payable	400	50
Line of credit	430	225
Convertible notes payable	1,365	5,224
Discount on convertible notes payable, and line of credit, net of amortization	(205)	(2,438)
Lease liability	—	116
Customer deposit	—	27
Total current liabilities	2,491	4,757
Long-term liabilities:
Convertible notes and note payable	285	700
Clyra Medical note payable (Note 8)	1,007	—
Liability to Clyra Medical shareholder (Note 8)	643	643
Discount on convertible notes payable, net of amortization	(118)	(211)
Lease liability	—	225
Total long-term liabilities	1,817	1,357
Total liabilities	4,308	6,114
COMMITMENTS, CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2018 and September 30, 2019, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 Shares Authorized, 141,466,071 and 158,671,346 Shares Issued, at December 31, 2018 and September 30, 2019, respectively.	95	106
Additional paid-in capital	110,222	119,421
Accumulated other comprehensive loss	(90)	(91)
Accumulated deficit	(111,723)	(120,556)
Total BioLargo Inc. and Subsidiaries stockholders’ equity (deficit)	(1,496)	(1,120)
Non-controlling interest (Note 8)	373	110
Total stockholders’ equity (deficit)	(1,123)	(1,010)
Total liabilities and stockholders’ equity (deficit)	$3,185	$5,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		NINE MONTHS
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018	SEPTEMBER 30, 2019

Revenues
Product revenue	$246	$396	$786	$1,013
Service revenue	31	138	81	311
Total revenue	277	534	867	1,324

Cost of revenue
Cost of goods sold	(98)	(171)	(426)	(448)
Cost of service	(24)	(95)	(60)	(238)
Gross profit	155	268	381	638

Selling, general and administrative expenses	1,365	1,803	3,852	4,498
Research and development	442	332	1,391	1,126
Depreciation	13	17	36	48
Operating loss:	(1,665)	(1,884)	(4,898)	(5,034)

Other (expense) income:
Interest expense	(266)	(1,289)	(2,827)	(2,773)
Debt conversion expense	—	—	(276)	—
Loss on debt extinguishment	(578)	(801)	(578)	(1,029)
Tax credit	73	62	73	62
Grant income	58	26	96	149
Total other expense:	(713)	(2,002)	(3,512)	(3,591)
Net loss	(2,378)	(3,886)	(8,410)	(8,625)

Net loss attributable to noncontrolling interest	(118)	(207)	(320)	(572)
Net loss attributable to common shareholders	$(2,260)	$(3,679)	$(8,090)	$(8,053)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)
Weighted average number of common shares outstanding:	130,445,351	156,435,220	118,057,635	148,239,912

Comprehensive loss:
Net loss	$(2,378)	$(3,886)	$(8,410)	$(8,625)
Foreign currency translation	47	(4)	(5)	(1)
Comprehensive loss	(2,331)	(3,890)	(8,415)	(8,626)
Comprehensive loss attributable to noncontrolling interest	(118)	(207)	(320)	(572)
Comprehensive loss attributable to common stockholders	$(2,213)	$(3,683)	$(8,095)	$(8,053)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling
	Shares	Amount	capital	deficit	loss	interest	Total
Balance, December 31, 2017	104,164,465	$70	$97,093	$(101,205)	$(62)	$695	$(3,409)
Issuance of common stock for services	714,436	—	196	—	—	—	196
Issuance of common stock for interest	617,072	—	165	—	—	—	165
Financing fee in stock	252,385	—	85	—	—	—	85
Sale of stock for cash	658,226	—	168	—	—	—	168
Stock option compensation expense	—	—	320	—	—	—	320
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	282	—	—	—	282
Deemed dividend	—	—	297	(297)	—	—	—
Net loss	—	—	—	(2,323)	—	(107)	(2,430)
Foreign currency translation	—	—	—	—	8	—	8
Balance, March 31, 2018	106,406,584	70	98,606	(103,825)	(54)	588	(4,615)
Conversion of notes	19,298,723	13	6,215	—	—	—	6,228
Issuance of common stock for services	733,821	—	250	—	—	—	250
Issuance of common stock for interest	1,302,734	1	327	—	—	—	329
Sale of stock for cash	617,145	—	212	—	—	—	212
Warrant exercise price reduction for cash	—	—	149	—	—	—	149
Stock option compensation expense	—	—	376	—	—	—	376
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	32	—	—	—	33
Net loss	—	—	—	(3,505)	—	(95)	(3,600)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Balance, June 30, 2018	128,359,007	84	106,167	(107,330)	(61)	493	(645)
Conversion of notes	1,336,952	1	333	—	—	—	334
Issuance of common stock for services	691,791	—	198	—	—	—	198
Issuance of common stock for interest	83,062	—	21	—	—	—	21
Sale of stock for cash	1,565,762	1	444	—	—	—	445
Stock option compensation expense	—	—	288	—	—	—	288
Warrants and beneficial conversion feature issued as discount on convertible notes payable, note payable and line of credit	—	—	256	—	—	—	256
Fair value of warrants for extension of debt	—	—	506	—	—	—	506
Net loss	—	—	—	(2,260)	—	(118)	(2,378)
Foreign currency translation	—	—	—	—	(80)	—	(80)
Balance, September 30, 2018	132,036,574	86	108,213	(109,590)	(141)	375	(1,055)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Issuance of Clyra Medical common stock	—	—	21	—	—	89	110
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend for the change in accounting for derivative liability	—	—	342	(342)	—	—	—
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, March 31, 2019	144,473,453	97	112,556	(114,641)	(94)	289	(1,793)
Conversion of notes	2,767,833	2	294	—	—	—	296
Issuance of common stock for service	981,684	—	213	—	—	—	213
Issuance of common stock for interest	87,478	—	15	—	—	—	15
Warrant exercise	3,744,456	3	101	—	—	—	104
Stock issuance to officer (see note 7)	500,000	—	—	—	—	—	—
Stock option compensation expense	—	—	296	—	—	—	296
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	756	—	—	—	756
Issuance of Clyra Medical common stock	—	—	74	—	—	111	185
Deemed dividend for the change in accounting for derivative liability	—	—	440	(440)	—	—	—
Net loss	—	—	—	(1,795)	—	(192)	(1,987)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, June 30, 2019	152,554,904	102	114,745	(116,876)	(98)	208	(1,919)
Conversion of notes	2,791,300	2	392	—	—	—	394
Issuance of common stock for service	629,198	—	166	—	—	—	166
Issuance of common stock for interest	395,944	—	107	—	—	—	107
Warrant exercise	2,300,000	2	274	—	—	—	276
Convert BioLargo convertible note to Clyra Medical shares	—	—	440	—	—	—	440
Stock option compensation expense	—	—	552	—	—	—	552
Debt extinguishment expense	—	—	619	—	—	—	619
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	2,060	—	—	—	2,060
Issuance of Clyra Medical common stock	—	—	66	—	—	109	175
Net loss	—	—	—	(3,680)	—	(207)	(3,887)
Foreign currency translation	—	—	—	—	7	—	7
Balance, September 30, 2019	158,671,346	$106	$119,421	$(120,556)	$(91)	$110	$(1,010)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(in thousands, except for per share data)

(unaudited)

	SEPTEMBER 30, 2018	SEPTEMBER 30, 2019
Cash flows from operating activities
Net loss	$(8,410)	$(8,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	984	1,201
Common stock issued in lieu of salary to officers and fees for services from vendors	644	587
Common stock issued for interest	519	147
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	2,213	2,381
Interest expense related to the fair value of warrants issued as consent for variable debt	—	54
Debt conversion expense	276	—
Loss on extinguishment of debt	578	1,029
Bad debt expense	1	—
Deferred offering expense	19	13
Depreciation expense	36	48
Changes in assets and liabilities:
Accounts receivable	(19)	(72)
Inventories	8	7
Accounts payable and accrued expenses	143	88
Prepaid expenses and other current assets	(43)	(66)
Customer deposits	—	27
Net cash used in operating activities	(3,051)	(3,181)
Cash flows from investing activities
Leasehold improvements	(43)	(27)
Net cash used in investing activities	(43)	(27)
Cash flows from financing activities
Proceeds from convertible notes payable	880	4,335
Proceeds from conversion inducement	357	—
Proceeds from warrant exercise-price reduction	149	—
Proceeds from warrant exercise	—	380
Proceeds from the sale of stock in Clyra Medical	—	470
Repayment of notes payable	—	(495)
Proceeds from sale of stock to Lincoln Park Capital	827	—
Proceeds from line of credit	430	—
Net cash provided by financing activities	2,643	4,690
Net effect of foreign currency translation	(5)	(1)
Net change in cash	(456)	1,481
Cash at beginning of year	990	655
Cash at end of period	$534	$2,136
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5	$116
Income taxes	$6	$3
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$570	$3,931
Conversion of convertible notes payable into common stock	$5,930	$908
Convertible Notes issued with Original Issue Discount	$10	$1,008
Conversion of convertible note payable into shares of Clyra	$—	$440
Exercise of stock options	$2	$—
Fair value of stock issued for financing fees	$85	$—
Right of use, operating lease and liability	$—	$341
Deemed dividend	$297	$781

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2019, we had a net loss of $8,625,000, used $3,181,000 cash in operations, and at September 30, 2019, had a working capital deficit of $2,191,000 and current assets of $2,566,000. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2018, and the nine months ended September 30, 2019, we generated revenues of $1,364,000 and $1,324,000 through our business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated an operating profit sufficient to fund their operations.

As of September 30, 2019, we had approximately $2.1 million cash on hand, and over $5 million current debt obligations. Subsequent to September 30, 2019, $645,000 have been satisfied through the payment of cash, and $609,000 through conversion to our common stock (see Note 12). As of the date of this Report, one debt obligation due within 12 months, in the amount of $370,000, must be paid in cash if the investor does not exercise the right to convert the note to our common stock (see Note 4, “Convertible Note, matures April 7, 2020”). Additionally, we have approximately $3.2 million in 12-month OID notes due within 12 months, which will be converted to common stock unless the Company receives at least $3.5 million in gross proceeds from a financing transaction. All other debt obligations due within 12 months are convertible at maturity. We continue to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the nine months ended September 30, 2019, we received $4,690,000 net cash provided by financing activities, and at September 30, 2019 had cash of $2,136,000.

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

Organization

We are a Delaware corporation formed in 1991. We have five wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; BioLargo Development Corp., organized under the laws of the State of California in 2016; and BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). Additionally, we own 38% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Notes 2 and 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019, as amended.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 38% of the outstanding voting stock), it does exercise control under the “Variable Interest Model”: there is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented. All intercompany accounts and transactions have been eliminated (see Note 8).

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

As of December 31, 2018 and September 30, 2019, our cash balances were made up of the following (in thousands):

	December 31, 2018	September 30, 2019
BioLargo, Inc. and wholly owned subsidiaries	$193	$2,071

Clyra Medical Technologies, Inc.	462	65

Total	$655	$2,136

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2018 and September 30, 2019 was zero.

Credit Concentration

During the nine months ended September 30, 2018 and 2019, we had two customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	September 30, 2018	September 30, 2019
Customer A	44%	13%
Customer B	12%	<10%
Customer C	<10%	10%

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We had two customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2018 and at September 30, 2019 as follows:

	December 31, 2018	September 30, 2019
Customer W	12%	<10%
Customer X	31%	<10%
Customer Y	<10%	17%
Customer Z	<10%	15%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2018 and September 30, 2019 was $3,000. As of December 31, 2018 and September 30, 2019, inventories consisted of (in thousands):

	December 31, 2018	September 30, 2019
Raw material	$14	$10
Finished goods	12	9
Total	$26	$19

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. As of December 31, 2018 and September 30, 2019, management determined that there was no impairment of its long-lived assets.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing the loss attributable to common shareholders by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2018 and 2019, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results of our financial statements.

Share-Based Compensation Expense

We recognize compensation expense for stock option awards on a straight-line basis for employees over the applicable service period of the award, which is the vesting period. We recognize compensation expense for stock option awards for non-employees at the fair value on the grant date. Generally, the options issued to non-employees have been earned upon issuance. For the instances that options are issued to non-employees with a vesting schedule, the fair value is calculated on the grant date and the expense is amortized and recorded according to the vesting schedule. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

For stock and stock options issued to consultants and other non-employees for services, the Company measures and records an expense as of the earlier of the date at which either: a commitment for performance by the non-employee has been reached or the non-employee’s performance is complete. The equity instruments are measured at the current fair value, and for stock options, the instruments are measured at fair value on the grant date using the Black Scholes option model.

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2018 and 2019:

	2018						2019
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	2.43	–	2.91%			2.91%	2.00	-	2.65%	2.00	-	2.65%
Expected volatility	538	-	563%	538	-	548%	147	-	152%	147	-	152%
Expected dividend yield			—			—			—			—
Forfeiture rate			—			—			—			—
Life in years			7			7			7			7

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

Warrants issued with other securities

Warrants issued with our convertible promissory notes, note payables, and lines of credit are accounted for under the fair value and relative fair value method.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The note issued with the warrant is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing common stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The BCF value is accounted for as equity.

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. As presented, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

Debt Modification and Extinguishment

Per the guidance of ASC 470-50, Debt Modifications and Extinguishments, modified terms are considered substantially different if the present value of the cash flows after modification differ by at least 10% prior to the modification. If so, it is an extinguishment of the debt. Loss on extinguishment of debt is calculated by analyzing fair value of the new debt instrument and its beneficial conversion feature, if any, plus the value of the warrant issued with the new debt instrument, if any, and comparing with the carrying value of the extinguished debt.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Government Grants

We have been awarded multiple research grants from governmental and quasi-governmental institutions. The grants received are considered “other income” and are included in our Consolidated Statements of Operations and Comprehensive Loss. We received our first grant in 2015 and have been awarded over 65 grants totaling over $3.6 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between nine and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2018 and September 30, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required. We adopted this standard effective January 1, 2019 using the modified retrospective transition method approved by the FASB in July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. As of September 30, 2019, the gross up of our balance sheet related to our operating leases totals $341,000.

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

We did not sell any shares to Lincoln Park during the nine months ended September 30, 2019. Since we have not used this financing option during 2019, in September 2019, we began amortizing the deferred offering cost to interest expense over the remaining term through September 30, 2020. We recorded $13,000 of interest expense during the nine months ended September 30, 2019, and we will record $13,000 of interest expense per month through September 30, 2020.

During the nine months ended September 30, 2018, we elected to sell to Lincoln Park 2,800,733 shares of our common stock for which we received $826,000. Additionally, we issued Lincoln Park 40,400 “additional commitment” shares, pursuant to the LPC Purchase Agreement. We record stock sales in our equity statement and the additional commitment shares issued reduce the deferred offering costs on our balance sheet.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2018 and as of September 30, 2019 (in thousands). A portion of these debt obligation have been paid or converted to our common stock (see Note 12).

	December 31, 2018	September 30, 2019
Current liabilities:
Notes payable and line of credit
Notes payable, previously due September 6, 2019	$400	$—
Note payable, due on demand 60 days’ notice (or March 8, 2023)	—	50
Line of credit, due on demand 30 days’ notice after September 1, 2019	430	225
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (Note 8)	—	1,007
Total notes payable and line of credit	$830	$1,282

Convertible notes payable:
Convertible note, matured January 11, 2019	300	—
Convertible note, matures July 20, 2019(1)	440	—
Convertible nine-month OID notes, mature beginning October 2019(2)	—	213
Convertible three-month OID note, matures November 12, 2019(2)	—	110
Convertible notes, mature December 7, 2019(2)	—	185
Convertible notes, mature December 31, 2019(1)	75	75
Convertible notes, mature February 14 and March 17, 2020(2)	—	200
Convertible note, matures February 28, 2020(2)	550	101
Convertible note, matures March 4, 2020	—	—
Convertible note, matures April 7, 2020	—	370
Convertible note, matures April 18, 2020(2)	—	220
Convertible note, matures June 20, 2020(1)	—	25
Convertible 12-month OID notes, mature beginning June 2020	—	3,175
Convertible notes, mature August 12 and 16, 2020	—	550
Total convertible notes payable	$1,365	$5,224

Total current liabilities	$2,195	$6,506

Long-term liabilities:
Convertible note payable, matures August 9, 2021	—	600
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (See Note 8)	1,007	—
Convertible notes payable, mature June 20, 2020(1)	25	—
Convertible notes payable, mature April 20, 2021(1)	100	100
Convertible notes, mature June 15, 2021(1)	110	—
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	50	—
Total long-term liabilities	$1,292	$700

Total	$3,487	$7,206

(1)    These notes are convertible at our option at maturity.

(2)    These notes have been paid and/or converted to common stock subsequent to September 30, 2019 (see Note 12).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following discussion includes debt instruments to which amendments were made during the three months ended September 30, 2019, and includes other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are more fully disclosed in the financial statements contained in the Company’s Annual Report filed with the SEC on March 29, 2019.

Notes payable, mature August 12 and 16, 2020 (previously due September 6, 2019)

On June 4, 2019, we exercised our right to extend the maturity dates of two promissory notes due June 5, 2019 which were originally issued September 19, 2018 to Vernal Bay Investments, LLC (“Vernal”) and Chappy Bean, LLC (“Chappy Bean”). Our election to extend the maturity dates increased the principal amount of each note by 10%, such that the aggregate principal balance of the two notes increased to $484,000 as of June 4, 2019. The extended maturity date was September 6, 2019. On August 12, 2019, Vernal agreed to refinance the $380,000 principal and interest due September 6, 2019, through the issuance of amended and restated convertible promissory note in the principal amount of $475,000 due in 12 months, which included a 25% original issue discount, and is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. Vernal also received a stock purchase warrant (see Note 6). On August 16, 2019, Chappy Bean agreed to refinance the $60,000 remaining on its note due September 6, 2019, through the issuance of amended and restated convertible promissory note in the principal amount of $75,000 due in 12 months, which included a 25% original issue discount, and is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. Chappy Bean also received a stock purchase warrant (see Note 6).

The total of the fair value of the warrants and the fair value of the new notes and their beneficial conversion features exceeded the carrying value of the old notes by $422,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

Line of credit, due on demand 30 days’ notice after September 1, 2019

During July and August 2019, line of credit holders in the principal amount of $205,000, agreed to satisfy the line of credit through the issuance of an amended and restated convertible promissory note totaling $256,000 due in 12 months, August 2020, including a 25% original issue discount. They also received a warrant to purchase 1,130,515 shares of our common stock (See Note 6). The amended and restated note is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum.

The total of the fair value of the warrant and the fair value of the new note and its beneficial conversion feature exceeded the carrying value of the old note by $315,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

As of September 30, 2019, the line of credit outstanding balance totaled $225,000. Subsequent to September 30, 2019, the remaining balance of $225,000 was paid in full (see Note 12).

Convertible Notes, mature June 15, 2021 (OID Note)

During September 2019, the notes holders of the June 15, 2021 convertible notes totaling $110,000 agreed to satisfy these notes through the issuance of an amended and restated convertible promissory note totaling $125,000 due in 12 months, September 2020, including a 25% original issue discount. They also received a warrant to purchase 551,471 shares of our common stock (See Note 6). The amended and restated note is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum.

The total of the fair value of the warrant and the fair value of the new note and its beneficial conversion feature exceeded the carrying value of the old note by $64,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

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

On January 8, 2019, we paid the Triton Note in full.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible note, matured July 20, 2019

On the July 20, 2019 maturity date, the holder of a note in the principal amount of $440,000 elected to convert the principal amount due on the note into 2,000 shares of Clyra Medical common stock held by BioLargo, and $106,600 in accrued and unpaid interest into 384,980 shares of BioLargo common stock using the 20-day closing average of $0.27 per share. (See Note 10).

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

Subsequent to September 30, 2019, these notes converted to common stock (see Note 12).

Convertible Three-month OID note, matures November 12, 2019

On August 15, 2019, we received $100,000 and issued a convertible promissory note in the aggregate principal amount of $110,000, with a 10 % original issue discount, to one accredited investor. The convertible note is due November 12, 2019. The note is convertible at the holder’s option at $0.17 per share. The original issue discount totaling $10,000 and the intrinsic value of the beneficial conversion feature resulted in a fair value totaling $47,000, are both recorded as discount on convertible notes and will be amortized to interest expense over the term of the note.

Subsequent to September 30, 2019, this note was converted to common stock (see Note 12).

Convertible Notes, matures and December 7, 2019 (Tangiers)

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

On July 29, 2019, Tangiers Global, LLC, elected to convert $369,000 principal amount due on its promissory note issued January 31, 2019, into 2,640,000 shares of common stock. As of September 30, 2019, the outstanding note balance totals $185,000.

Subsequent to September 30, 2019, the remaining balance of the note was converted to common stock (see Note 12).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible notes, mature February 14 and March 17, 2020

On May 14, 2019, we received $95,000 and issued a convertible note to Crossover Capital Fund I, LP (“Crossover Capital”) in the principal amount of $110,000, representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance, on February 14, 2020. On June 17, 2019, we received a second investment from Crossover Capital in the amount of $77,000 and issued a convertible note in the principal amount of $90,000, representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note is due nine months from the date of issuance, March 17, 2020. The notes are convertible at the option of Crossover Capital at a conversion price equal to 70% of the lowest closing bid price of our common stock during the 25 trading days prior to the conversion date. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $134,000 recorded as a discount on convertible notes on our balance sheet which will be amortized over the terms of the notes as interest expense.

Subsequent to September 30, 2019, we paid these notes in full (see Note 12).

Convertible Note, matures February 28, 2020 (Vista Capital)

On January 7, 2019, we and Vista Capital agreed to amend the convertible promissory note originally issued December 14, 2017 (“Vista 2017 Note”) and extend its maturity date to April 15, 2019. The principal amount of the note was increased to $605,100. The note will continue to earn interest at the rate of five percent per annum. The amendment re-defined the conversion price to equal 80% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The amendment also reduced the prepayment penalty from 20% to 15%, such that a prepayment requires the payment of an additional 15% of the then outstanding balance, and reduced the penalty for a default from 30% to 25% of the outstanding balance. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $487,000, all of which was recorded as interest expense during the nine months ended September 30, 2019.

On March 28, 2019, we and Vista agreed to further extend the maturity date of the Vista 2017 Note, to July 15, 2019. In consideration for the extension, we agreed to increase the principal balance of the note by 10 percent, to $420,000. The increase in principal totaling $38,000 was recorded as a loss on debt extinguishment on our statement of operations. On July 16, 2019, we and Vista further agreed to extend the maturity date to August 31, 2019 and again on August 13, 2019, we and Vista Capital agreed to extend by nine months the maturity date to February 28, 2020. No additional consideration was given for these extensions.

During the nine months ended September 30, 2019, Vista Capital elected to convert $550,000 of the outstanding principal of the Vista 2017 Note, and we issued 4,557,611 shares of our common stock to Vista pursuant to the conversions. As of September 30, 2019, the outstanding balance on the Vista Note totaled $101,000.

Subsequent to September 30, 2019, the remaining balance of the note was converted to common stock (see Note 12).

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

On September 24, 2019, we paid this note in full.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Note, matures April 7, 2020 (Vista Capital)

On January 7, 2019, Vista Capital invested $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%, recorded as a discount on convertible notes and will be amortized over the term of the note. The Vista 2019 Note allows Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note contains standard provisions of default, and precludes the issuance of shares to the extent that Vista Capital would beneficially own more than 4.99% of our common stock. The Vista 2019 Note also includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The Vista 2019 Note also requires that we include the shares underlying conversion of the note on the next registration statement we file with the SEC (but not the registration statement filed November 6, 2018). The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the term of the note as interest expense, all of which will be recorded in 2019. On August 13, 2019, we and Vista Capital amended the note extending the maturity date to April 7, 2020.

Convertible Note, matures April 18, 2020

On April 18, 2019, we received $188,000 and issued a convertible note to Bellridge Capital, LP (“Bellridge”) in the principal amount of $220,000 (the “Bellridge Note”), representing a 10% original issue discount, and a deduction of $10,000 for legal fees paid to the investor. The note is due April 18, 2020 and earns interest at 10% per annum.

The Bellridge Note is convertible at the option of Bellridge at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $120,000 recorded as a discount on convertible notes on our balance sheet which will be amortized over the term of the note as interest expense.

Subsequent to September 30, 2019, we paid this note in full (see Note 12).

Convertible Twelve-month OID notes

From June 7, 2019 through September 30, 2019, we received $2,235,000 and issued convertible promissory notes (each, a “12-Month OID Note”) in the aggregate principal amount of $2,794,000, with a 25% original issue discount, to 34 accredited investors. The original issuance discount totaled $559,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $2,235,000, and is recorded as a discount on convertible notes on our balance sheet. The discounts will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance.

During the three months July 1, 2019 through September 30, 2019, in exchange for $305,000 of convertible note payables that were coming due, we issued an additional $381,000 convertible promissory notes (each, a “12-Month OID Note), with a 25% original issue discount. The original issue discount totaled $76,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $381,000 and is recorded as debt extinguishment expense on our statement of operations. The discount will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance.

Each Twelve-month OID Note is convertible by the investor at any time at $0.17 per share. This initial conversion price shall be adjusted downward in the event the Company subsequently issues a convertible promissory note at a lower conversion rate (with this lower conversion rate becoming the adjusted conversion rate under the note), or conducts an equity offering at a per-share price less than $0.17. The notes earn interest at a rate of five percent (5%) per annum, due at maturity. The Company may prepay the notes only upon 10 days’ notice to the investor, during which time the investor may exercise his/her right to convert the note to stock. The Company is obligated to prepay the notes in the event it receives at least $3.5 million gross proceeds in a financing transaction. At maturity, the Company may redeem the notes through the issuance of common stock at a conversion price equal to the lower of the “conversion price” (initially $0.17, as may be adjusted), and 70% of the lowest daily volume weighted average price of the Company’s common stock during the 25 trading days preceding the conversion date.

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

In addition to the note, each OID investor received a warrant to purchase a certain number of shares common stock at $0.25 per share calculated based on the amount invested (see Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible notes, matures August 9, 2021

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

On September 30, 2019, we issued 35,080 shares of our common stock in lieu of $11,000 of accrued salary and unreimbursed business expenses owed to an officer. The price-per-share of $0.31 was based on the closing price of our common stock on the last business day of the month. These shares were issued pursuant to our 2018 Equity Incentive Plan.

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

On September 28, 2018, we issued 249,258 shares of our common stock at $0.27 per share in lieu of $67,000 of accrued and unpaid obligations to two of our officers. The price-per-share was based on the closing price of our common stock on the last day of the month.

Payment of Consultant Fees

During the nine months ended September 30, 2019, we issued 1,759,472 shares of our common stock at a range of $0.16 – $0.23 per share in lieu of $376,000 accrued and unpaid obligations to consultants.

During the nine months ended September 30, 2018, we issued 1,390,813 shares of our common stock, at prices ranging between $0.23 - $0.41 per share, in lieu of $417,000 of accrued and unpaid obligations to consultants.

Payment of Interest on Notes

During the nine months ended September 30, 2019, we issued 622,784 shares of our common stock, at prices ranging between $0.10 - $0.27per share, in lieu of $147,000 of accrued interest due on promissory notes.

During the nine months ended September 30, 2018, we issued 2,002,868 shares of our common stock, at prices ranging between $0.31 – 0.42 per share, in lieu of accrued interest totaling $519,000.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Option Expense

Share-based compensation expense was $984,000 and $1,201,000 for the nine months ended September 30, 2018 and 2019, and is recorded in selling, general and administrative expense on the consolidated statements of operations.

The grant-date fair value of the stock options granted was an aggregate $526,000 and $1,486,000 for the nine months ended September 30, 2018 and 2019, respectively.

The grant-date fair value of the stock options that vested was $984,000 and $1,193,000 for the nine months ended September 30, 2018 and 2019, respectively.

As of September 30, 2019, there was $1,594,000 of unrecognized stock compensation expense related to unvested stock options issued as part of our 2018 Plan issuances.

We issued options through our 2018 Equity Incentive Plan, and outside of this plan. Our 2007 Plan is closed. Stock option activity is described below.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. Our Board of Directors’ Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board was 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board.

Activity for our stock options under the 2018 Plan from inception through September 30, 2018 and from December 31, 2018 through the nine months ended September 30, 2019, is as follows:

As of September 30, 2018:	Options Outstanding	Exercise Price per share			Weighted Average Exercise Price per share	Aggregate intrinsic Value(1)
Inception, June 22, 2018	—			—	—
Granted	790,087	0.25	-	0.43	0.34
Balance and vested, September 30, 2018	790,087	$0.25	-	0.43	$0.34	$—

As of September 30, 2019:	Options Outstanding	Exercise Price per share			Weighted Average Exercise Price per share	Aggregate intrinsic Value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	7,072,342	0.16	–	0.40	0.27
Expired	—			—	—

Balance, September 30, 2019	8,390,859	$0.16	–	0.43	$0.27
Non-vested	(4,144,926)	0.16	–	0.40	0.29

Vested, September 30, 2019	4,245,933	$0.17	–	0.36	$0.23	$457,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.31 at September 30, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options to purchase 7,072,342 shares granted during the nine months ended September 30, 2019 are comprised of options issued to employees, consultants, officers, and directors. We issued options to purchase 6,097,702 shares of our common stock employees as part of their employment agreement and as part of an employee retention program on their respective grant dates ranging between $0.16 – 0.40 per share. The vesting terms for employment agreements generally called for a portion of option to vest immediately and the remaining portion to vest over four years. Certain option issuances to our officers and employees have vesting terms that are based on metrics over a period of time, these are described in more detail below. We issued options to purchase 974,640 shares of our common stock to members of our board of directors for services performed, in lieu of cash, at an exercise price on the respective grant dates ranging between $0.16 – 0.32 per share.

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

Vice President of Operations Contract Extension

On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for Joseph L. Provenzano to continue his work as Vice President of Operations and President of our subsidiary Odor-No-More, and granted to Mr. Provenzano an incentive stock option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of our 2018 Plan. The exercise price and fair value of the option is equal to the closing price of our common stock on the May 28, 2019 grant date, at $0.17 per share. The option will vest annually in 200,000 increments over five years. The option may be exercised for up to ten years following the grant date. Notwithstanding the foregoing, any portion of the option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in Mr. Provenzano’s employment agreement.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Director of Business Development for Odor-No-More

On July 23, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for Odor-No-More’s Director of Business Development, who also serves as BioLargo’s Director of Corporate Development, and issued him options to purchase an aggregate 1,000,000 shares of the Company’s common stock at $0.35 per share pursuant to the terms of our 2018 Plan. The first option allows the purchase of 400,000 shares and vests 100,000 90 days after issuance, 100,000 shares on the first anniversary, and 200,000 shares on the second anniversary of the employment agreement. The remaining options to purchase an aggregate 600,000 shares are unvested at grant date, and contingent upon certain performance metrics based on sales of our Odor-No-More subsidiary, none of which have been met. As such, no additional fair value was recorded at September 30, 2019, and we are unable to estimate at this time if these metrics will be met.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2018 and 2019 is as follows:

As of September 30, 2018:	Options Outstanding	Exercise price per share			Weighted Average Price per share	Aggregate intrinsic Value(1)
Balance, December 31, 2017	9,831,586	$0.23	–	1.89	$0.44
Expired	(110,000)	1.45	–	1.89	1.60
Balance, September 30, 2018	9,721,586	$0.23	–	1.65	$0.43

As of September 30, 2019:
Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43
Expired	(902,135)	0.28	–	0.70	0.48
Balance, September 30, 2019	8,789,451	$0.23	–	1.65	$0.47	$25,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.31 at September 30, 2019.

Non-Plan Options issued

Activity of our non-plan stock options issued for the nine months ended September 30, 2018 and 2019 is as follows:

As of September 30, 2018:	Non-plan Options outstanding	Exercise price per share			Weighted Average price per share	Aggregate intrinsic value(1)
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51
Granted	1,211,527	0.23	–	0.43	0.26
Expired	(2,400,000)			0.99	0.99
Balance, September 30, 2018	18,829,935	$0.25	–	1.00	$0.45

As of September 30, 2019:
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Granted	1,290,222	0.16	–	0.25	0.22
Expired	(691,975)			0.55	0.55
Balance, September 30, 2019	19,917,743	$0.16	–	1.00	$0.41
Non-vested	(2,202,038)	0.25	–	0.45	0.45
Vested, September 30, 2019	17,897,705	0.16	–	1.00	0.41	$420,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.31 at September 30, 2019.

During the nine months ended September 30, 2019, we issued options to purchase 1,290,222 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to vendors for fees for service.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Warrants

The amortization of our discount on convertible notes totaled $2,213,000 and $2,381,000 for the nine months ended September 30, 2018 and 2019, and is recorded in interest expense on the consolidated statements of operations.

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of September 30, 2018:	outstanding	price per share			share	value(1)
Balance, December 31, 2017	22,104,817	$0.125	–	1.00	$0.45
Issued	6,451,013	0.25	–	0.48	0.23
Expired	(2,683,400)			0.40	0.40
Balance, September 30, 2018	25,872,430	$0.125	–	1.00	$0.39
As of September 30, 2019:
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	24,321,947	0.10	–	0.30	0.21
Exercised	(7,505,746)	0.10	–	0.12	0.11
Balance, September 30, 2019	43,688,631	$0.10	–	1.00	$0.35	$1,898,000

Warrants issued as part of debt extension and extinguishment

On March 5, 2019, we executed amendments extending the maturity dates of notes issued to Vernal Bay and Chappy Bean (see Note 4, subsection titled “Notes payable, mature August 12 and 16, 2020 (previously due September 6, 2019)”). As consideration for this extension, we agreed to reduce the exercise price, and increase the number of shares purchasable, by the warrants held by Vernal Bay and Chappy Bean. Vernal Bay had been issued a warrant to purchase 1,387,500 shares at $0.25 per share, expiring September 19, 2023. We agreed to lower the exercise price to $0.20 per share, and proportionately increase the number of shares in the warrant to 1,734,375. By doing so, the maximum investment amount under the warrant of $346,875 remained the same. Chappy Bean’s warrant to purchase 600,000 shares was similarly modified, such that it now allows for the purchase of 750,000 shares at $0.20 per share. The reduction in warrant exercise price resulted in a fair value of $56,000 recorded as loss on debt extinguishment on our statement of operations. In the aggregate, the number of shares purchasable under these two warrants increased by 496,875.

In conjunction with the refinance of its debt due September 6, 2019, in additional to a convertible OID note (see Note 4), Vernal received a warrant to purchase 2,095,588 shares of our common stock. The warrant expires in five years and may be exercised at $0.25 per share.

In conjunction with the refinance of its debt due September 6, 2019, in additional to a convertible OID note (see Note 4), Chappy Bean received a warrant to purchase 330,882 shares of our common stock. The warrant expires in five years and may be exercised at $0.25 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants issued as part of line of credit extinguishment

We issued warrants to purchase an aggregate 1,130,515 shares of our common stock to three line of credit holders who had agreed to convert their line of credit into an amended and restated note plus a warrant (see Note 4, “Line of credit, due on demand 30 days’ notice after September 1, 2019”). The warrant expires in five years and may be exercised at $0.25 per share.

Warrants issued as part of 2018 OID extinguishment

On September 12 and September 16, 2019, the holders of a convertible note in the aggregate principal amount of $100,000, agreed to satisfy the note through the issuance of an amended and restated convertible promissory note due in 12 months, September 12 and September 16, 2020, including a 25% original issue discount (see Note 4) and a warrant to purchase 551,471 shares of our common stock. The warrant expires in five years and may be exercised at $0.25 per share.

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

Warrants issued concurrently with the Nine-month OID notes

In conjunction with the issuance of our nine-month OID notes (see Note 4), we issued each investor a warrant to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. During the three months ended March 31, 2019, we issued warrants to purchase 637,500 shares of our common stock to the three investors. The fair value of these warrants totaled $89,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes. On June 7, 2019, we reduced the conversion prices of the notes from $0.25 to $0.17, and this resulted in an increase in the number of warrants purchasable by the investors by 300,000 to 937,500, which resulted our recording the fair value of $84,000, which is recorded as a deemed dividend.

Warrants Issued concurrently with Twelve-month OID notes

During the nine months ended September 30, 2019, we issued warrants to purchase 12,325,370 shares of our common stock to purchasers of our Twelve-month OID Notes (see Note 4). The warrants allow the holder to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. The number of shares purchasable under each warrant was equal to the 75% of the principal balance of the investor’s note, divided by $0.17 (thus, for example, a $300,000 investment would yield a note with principal balance of $375,000, and a warrant allowing for the purchase of up to 1,654,412 shares). The fair value and BCF of these warrants totaled $2,240,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes.

Warrants Issued concurrently with the Convertible Note due August 9, 2021

In conjunction with the issuance of a convertible note due August 9, 2021 (see Note 4), we issued an investor a warrant to purchase 1,200,000 shares of our common stock for $0.30 per share, expiring 5 years from the date of issuance. The fair value and BCF of these warrants totaled $198,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the note.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants exercised

During the nine months ended September 30, 2019, we received $380,000 from the exercise of warrants to purchase 3,166,666 shares.

On June 24, 2019, Vista Capital exercised its stock purchase warrant issued September 12, 2018, electing to utilize the cashless exercise feature in the warrant. As a result, we issued Vista Capital 2,877,790 shares of common stock. The increase in available warrants was the result of downward adjustment of the exercise price, which increased the number of shares available for purchase under the warrant resulting in a fair value totaling $355,000, which is recorded as a deemed dividend in our statement of stockholders’ equity.

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

	September 30, 2018			September 30, 2019
Risk free interest rate			2.54%	1.42	–	2.62%
Expected volatility			252%	86	–	110%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	5	–	10	2	—	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2018	September 30, 2019
Accounts payable and accrued expense	$302	$297
Accrued interest	122	111
Accrued payroll	77	138
Total accounts payable and accrued expenses	$501	$546

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Scion Solutions – Note Payable and Clyra Liability

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues. At September 30, 2019, the balance due on the Clyra-Scion Note equaled $1,007,000.

Non-Controlling Interest

During the nine months ended September 30, 2019, Clyra sold 2,350 shares of its common stock for $470,000 ($200 per share).

The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) are recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

As of September 30, 2019, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	26,053	38.0%
Sanatio Capital(1)	11,520	16.8%
Scion Solutions(2)	15,500	22.6%
Other	15,572	22.6%
Total	68,645

Notes:

(1) Includes 9,830 Series A Preferred shares (see below), and 1,690 common shares.

(2) Does not include an additional 15,500 shares held in escrow subject to performance metrics.

Sanatio Capital purchased Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Preferred Shares accrue an annual dividend of 8% for a period of five years. Although the dividends began to accrue immediately, Clyra Medical has no obligation to declare a dividend until a product of the company has received a premarket approval by the United States Federal Drug Administration (“FDA”), or for which a premarket notification pursuant to form 510(k) has been submitted and for which the FDA has given written clearance to market the product in the United States (either, “FDA Approval”). After FDA Approval, annually on December 20, and unless prohibited by California law governing distributions to shareholders, Clyra Medical is required to declare and pay any accruing dividends to holders of Preferred Shares then accrued but unpaid. As the declaration and payment of such dividends is contingent on an uncertain future event, no liability has been recorded for the dividends. The accumulated and undeclared dividend balance as of September 30, 2019 is $230,000.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with seven scientists and engineers. (See Note 10 “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 2 million shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president). Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. No such units have been issued, and no related compensation charges have been recognized.

Note 10. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	Odor-No-More (“ONM”) -- which is selling odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical (“Clyra”) -- which is engaged in developing medical products and preparing its launch into commercial activity with recent FDA 510 (K) pre-market clearance of its wound care product;
3.

BioLargo Engineering, Science & Technologies, LLC (“BLEST”) -- which provides professional engineering services on a time and materials basis for outside clients, and supports our internal operations and innovation (located in Oak Ridge, Tennessee);

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The segment information for the three and nine months ended September 30, 2018 and 2019, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Revenue
Odor-No-More	$246	$396	$786	$1,012
BLEST	181	308	531	732
BLEST - Intercompany revenue	(150)	(170)	(450)	(420)
Total	$277	$534	$867	$1,324

Operating (loss) income
BioLargo corporate	$(1,079)	$(1,347)	$(3,225)	$(3,250)
Odor-No-More	(112)	(90)	(366)	(231)
Clyra	(220)	(338)	(596)	(944)
BLEST	(63)	27	(178)	(110)
Water	(191)	(136)	(533)	(499)
Total	$(1,665)	$(1,884)	$(4,898)	$(5,034)

Interest expense
BioLargo Corporate	$(266)	$(1,248)	$(2,825)	$(2,707)
Odor-No-More	—	(28)	—	(28)
Clyra	—	(13)	(2)	(38)
Total	$(266)	$(1,289)	$(2,827)	$(2,773)

Research and development expense
BioLargo Corporate	$(279)	$(256)	$(905)	$(638)
Clyra	(45)	(58)	(189)	(213)
BLEST	(97)	(77)	(302)	(273)
Water	(171)	(111)	(445)	(428)
Intersegement BioLargo corporate	150	170	450	426
Total	$(442)	$(332)	$(1,391)	$(1,126)

As of September 30, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$2,390	$457	$65	$175	$130	$(6)	$3,211
Intangible assets	1,893	—	—	—	—	—	1,893

As of December 31, 2018	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$353	$219	$462	$230	$33	$(6)	$1,291
Intangible assets	1,893	—	—	—	—	—	1,893

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

The Provenzano Employment Agreement provides that Mr. Provenzano will serve as our Executive Vice President of Operations, as well as the President and Chief Executive Officer of our wholly owned subsidiary Odor-No-More. Mr. Provenzano’s base compensation will remain at his current rate of $170,000 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the our Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance covering the expenses of his personal commercial grade truck which the company uses in company operations on a continual basis, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the nine months ended September 30, 2018 and 2019, total rental expense was $159,000 and $156,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability, the adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  Our right-of-use asset and lease liability operating leases included our office space BioLargo/ONM and BLEST.  Our BioLargo/ONM lease has a 4-year extension and we included this extension in the net present value of our lease payments, which used the incremental secured borrowing cost to BioLargo of 18%.  As of September 30, 2019, the total remaining operating lease payments is $645,000.  BioLargo Water operations lease is considered short-term and not included.

The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms.

Clyra Medical Consulting Agreement

Clyra Medical (see Note 8) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities and in exchange receive $23,000 per month for a period of four years. Clyra’s obligation to pay fees under the agreement begin the month following Clyra reception of FDA pre-market clearance on its first product, which occurred in September. The total cash obligation related to the agreement would be approximately $1.1 million.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this report and management noted the following for disclosure.

Convertible Note, matures February 28, 2020 (Vista Capital)

Subsequent to September 30, 2019, Vista Capital converted the remaining $95,452 principal and $11,089 interest due under the note into 683,108 shares of common stock.

Convertible Notes, matures and December 7, 2019 (Tangiers)

On October 2, 2019, Tangiers elected to convert the remaining $185,000 balance of its note into 1,200,000 shares of common stock.

Convertible notes, mature February 14 and March 17, 2020

Subsequent to September 30, 2019, we paid Crossover Capital $273,000 cash in full and final satisfaction of its convertible notes.

Convertible Note, matures April 18, 2020

Subsequent to September 30, 2019, we paid Bellridge $299,000 cash in full and final satisfaction of its convertible note.

Convertible note, matured November 12, 2019

On October 28, 2019, the holder of the three-month OID note due November 12, 2019, elected to convert the $110,000 principal plus outstanding interest into 660,709 shares of common stock at a conversion price of $0.17 per share.

Nine-month OID note redemptions

Subsequent to September 30, 2019, we elected to redeem an aggregate principal amount of $212,500 nine-month OID notes into an aggregate 1,340,698 shares of our common stock.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2019, unless expressly stated otherwise, and we undertake no duty to update this information.

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

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to innovate as well as advance the development of our proprietary technologies and complement service offerings of our other business segments.

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

3“Failure to Act, The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure” (2011), by American Society of Civil Engineers and Economic Development Research Group.

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

Odor-No-More recently hired waste handling industry veteran Mitch Noto as its Director of Corporate Development in an effort to further develop the company’s relationships and connections in the national waste handling industry and to further position CupriDyne® Clean as a key component of “best practices” for industrial odor control. With more than 28 years operations and environmental management experience at one of the largest waste handling companies in the United States, Mr. Noto brings invaluable experience and connections. He most recently spearheaded post-collection operations nationwide and trained and mentored more than 150 field leaders responsible for operational management. He is a recognized expert in waste handling operations.

Emerging High-Growth Opportunity in Cannabis / Hemp

Odor-No-More recently entered into a 5-year “white-label” distribution agreement with Cannabusters, Inc., a sister company to Mabre Air Systems, to sell its CupriDyne Clean odor and VOC control products to Cannabis and Hemp grow and production facilities, which represent a target market that management’s research indicates is in sore need of new odor control products and services. Cannabusters has decades of experience with air quality management through their sister company Mabre Air Systems, a leader in air quality control systems in Italy. Their marketing efforts into the industry are paying off, and our sales to Cannabusters are increasing.

The cannabis industry is facing increased scrutiny by regulators to better control of hazardous air pollutants called terpenes that are a natural part of production and processing. These gases can also cause malodors that demand attention and can be problematic as these companies seek to maintain good community relations and avoid legal entanglements or lawsuits over nuisance odors. Odor abatement operating procedures are part and parcel to the permitting processes for companies involved in the industry and have typically included traditional carbon filters. With the growth and concentration of cannabis related operators, the industry has come to recognize that the volume of terpenes and air flow in a typical operation are often more than the traditional carbon filter-based systems can manage effectively. Odor complaints persist. Third party experts have tested our product and demonstrated that they eliminate the odor-causing chemicals emanating from cannabis grow and production operations. As a result, we have had a number of experts in the cannabis industry tell us that our products could become part of the ‘best practices’ operating procedures for this industry and are working toward that goal. With more than 15,000 licensed operators in California alone, we believe this is a substantial market opportunity

Wastewater Treatment

We are beginning to sell CupriDyne Clean to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas. As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the wastewater treatment industry at a national water quality conference hosted by the Water Environment Federation. We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe that channel partnerships with leading companies that already sell and service this highly technical market will be required for our ultimate success. We are encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. We are actively engaged in discussions with potential distribution partners and leading engineering firms with well established relationships to the clients in order to service this very large market.

Recently we signed a Memorandum of Understanding (MOU) with BKT Co. Ltd, a major wastewater treatment solutions provider in South Korea and Vietnam, and its US-based subsidiary Tomorrow Water, Inc. The MOU represents the formation of a strategic alliance aimed at exploring opportunities for our technologies in the water and wastewater industry of South Korea. The MOU calls for an initial focus by the group on seeking clients to utilize our disruptive odor and VOC control product, CupriDyne® Clean, in South Korea’s wastewater treatment industry. We believe this partnership represents a successful step toward developing a market for our odor and VOC control products in South Korea by leveraging the network and distribution capabilities of an established player in the market.

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

BLEST focuses its efforts in four areas:

●	Providing engineering services to third-party clients;

●	Supporting the AOS development efforts by working with our Canadian subsidiary, BioLargo Water;

●	Supporting our team at Odor-No-More to provide engineering and design of the CupriDyne Clean delivery systems to the waste handling industry; and

●	Developing new products or engineered solutions for high value targets like:

o	our work on behalf of the US EPA as funded through an SBIR Phase I grant to develop potential solutions for managing PFAS contaminants in water;

o	our work to refine and validate the CupriDyne Clean’s efficacy and delivery systems for managing terpenes from cannabis production;

o	our work to provide initial proof of claim for CupriDyne Clean’s efficacy in high volume industrial settings for VOC and air contaminant mitigation; and

o	Legionella prevention and monitoring systems.

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

BLEST was recently awarded subcontracts to do work on seven U.S. Air Force bases in Texas, Kansas, Illinois and Arizona. Primary contractor Bhate Environmental Associates, Inc. has bid multiple additional projects with BioLargo to conduct “Fence-to-Fence (F2F) environmental compliance”. The total value of the contracts awarded (split between the prime contractor Bhate and its subcontractors, including BLEST) is in excess of $15 million over five years (with one year guaranteed). BLEST is responsible for air quality compliance, one of the three major components of the services.

BLEST recently began a feasibility and placement study for 1.1 million tons of magnesium rich production tailings in Northern California for a new client, and has confirmed technical ability to convert the contents of the tailings ponds into a marketable product. BLEST is working with the client on next steps.

Water contamination – new technology to eliminate PFAS

Per- and poly-fluoroalkyl substances (“PFAS”) are a class of man-made chemicals found in a wide variety of household and commercial goods, including food, fabrics, cleaning products, electronics, and more. A growing body of evidence shows that PFAS ingestion by humans is linked to cancer, fertility problems, asthma, and more. Scientists are discovering PFAS contamination IN local municipal drinking water across the United States (and around the world), meaning that people and wildlife are likely being exposed to these contaminants daily. In the US alone, it is estimated that PFAS contamination may be threatening the drinking water supply for over 110 million people. With PFAS posing widespread and serious water safety problems, governments and industry are actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water. In response to “extensive public interest”, the U.S. Environmental Protection Agency (“EPA”) created an “action plan” to provide short- and long-term solutions, develop national research and risk-communication programs, and otherwise take a pro-active approach to what they describe as an “emerging environmental challenge.” (See https://www.epa.gov/pfas.)

In summer of 2019, the State of California’s Division of Drinking Water updated its own guidelines to set notification levels as low as 5.1 parts per trillion for certain PFAS compounds. Given these extremely stringent PFAS limits and the seriousness of failing to provide drinking water that meets these standards, municipalities have an urgent and serious need for technologies that can effectively and cost-efficiently eliminate PFAS contaminants from drinking water supplies. In 2019, BLEST management made it a priority to develop a novel technology that could realistically address this problem.

Based on a novel concept to eliminate PFAS compounds, in 2019 the EPA awarded BLEST A SBIR Phase I Competitive Grant to further investigate its solution for the removal of PFAS from water. BLEST has leveraged the grant to develop a proprietary PFAS treatment device called an “Aqueous Electrostatic Concentrator” (or “AEC”). The device, currently at a laboratory “bench” scale, has demonstrated significant capabilities in reducing PFAS contaminants in water, achieving over 99% removal in continuous water flow in many applications, with projected electrical costs below 30 cents per 1,000 gallons. BLEST engineers have determined that the AEC technology is highly scalable to the water volumes required by large municipalities.

Recently, BLEST management was invited to present on the AEC at a conference organized by prominent Southern California innovation association Sustain SoCal and The Technology Collaboration Center- Water Industry Workshop held in Houston Texas, and has also been asked to present its PFAS and other solutions at several other similar events by other organizations in 2019, including the BlueTech Week in San Diego on November 20, 2019 and the Confluence Tech Showcase in Westchester Ohio on December 11, 2019. BLEST will compete for a Phase II grant for funding to finish the product design and start a go-to-market campaign. BLEST and BioLargo management have also already been approached by potential partners and customers for the AEC, and company management will provide more information about these relationships as discussions progress.

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that has been primarily engaged in the research and development of our Advanced Oxidation System (“AOS”).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is rapid and efficient decontamination and disinfection of various wastewaters.

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

Our AOS was the result of breakthroughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding of a multi-year industrial research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. Based on recovering oil prices and our ongoing work in Canada, in 2018 re reinitiated discussions with stakeholders in the oil sands industry to support the completion of AOS development for oil and gas water treatment and to discuss the initiation of pre-commercial and commercial pilots for our AOS to help treat and remediate oil sands process-affected water (“OSPW”) found in tailings ponds in the Canadian oil sands, an application that currently has no good economically viable solution. Given the fact that there has been no regulatory mandate for compliance and industry has taken a wait and see position with regards to such mandates, we have been unsuccessful in raising grant or private funds for this project, and, therefore we will continue to focus on energies on other markets until such time as proper resources are available.

Our AOS is an award-winning invention that is supported by science and engineering financial support and highly competitive grants (over 65) from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates and in the United States by the Metropolitan Water District of Southern California.

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

The first project involves treating poultry wastewater on-site at a facility in Alberta Canada, with support from the Poultry Growers Association. In this pilot, the AOS is being assessed for its ability to eliminate bacteria and other contaminants from poultry processing wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. BioLargo Water built and installed a complete water “treatment train” with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms, in addition to the connected AOS unit. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. Funded in part by Canadian government grants, this system is operating successfully. The client has recently asked us to submit a proposal to install an AOS water treatment system as part of a commercial trial to manage and treat their water and wastewater farm-wide. This will be the first-ever commercial trial for the AOS technology, marking a pivotal moment in the commercialization of BioLargo’s proprietary technology.

In another recently concluded pilot project, the AOS was used on-site at a Californian micro-brewery as a polishing (final) step in a wastewater “treatment train” whose goal is to reduce wastewater contaminant load to levels that would allow the microbrewery to reduce its wastewater discharge fines and enable water reuse. This pilot established the efficacy of the AOS in a field setting, the OPEX and CAPEX of the system, and the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics.

In addition, we recently commenced an AOS pre-commercial pilot that to treat Southern California stormwater at our Westminster, California facility. The pilot’s goal is to demonstrate the technical and economic feasibility of deploying the AOS to enable stormwater treatment and reuse, an important and emerging water management application in the US and Canada. The pilot will also help establish the capital and operating costs of the AOS in this application, a crucial step before potential commercial pilot clients and paying customers would consider the technology in this industrial setting. The pilot project is supported in part by research and development funding of to up to $189,000 from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP). BioLargo Water is collaborating on the project with Richard Watson & Associates, Inc. and Carollo Engineers, Inc. Richard Watson has been active in stormwater quality management since 1990 and currently consults to three watershed management groups in Los Angeles County. Carollo Engineers, a leading environmental engineering firm providing cost-effective, innovative, and reliable water treatment solutions, will provide engineering and water treatment validation for the project.

These pilot projects represent an important step for our AOS technology. We are confident in our disruptive water treatment technology and have proven its treatment capabilities in the lab. However, pilot projects for the AOS, as with any technology, are crucial to prove its reliability to industry stakeholders as well the capital cost and operating costs of our technology at-scale. These data will be critical to pave the way for future market adoption. We have other pilots currently in evaluation to support this same cause.

We believe that our current designs for the AOS are cost-effective, commercially viable and should be ready for their first commercial launch in 2020. We secured a patent on the AOS in 2018, and another in March 2019. We intend to continue refining and improving the AOS continually to accomplish a series of goals: expanded patent coverage, extended useful life, lower capital costs, lower energy costs, optimized performance, precise configurations for specific industry challenges, portability, and identifying its performance limits. Our current and most pressing goal for the AOS, as evidenced by the pilot projects described above, is to demonstrate its efficacy in field settings, which is a crucial and necessary step for the commercialization of any water treatment system.

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

FDA Pre-market Clearance under Section 510(k)

On September 17 2019, we received notification that Clyra Medical Technologies received pre-market clearance from the U.S. Food and Drug Administration (“FDA”) to market its Clyra Wound Irrigation Solution, designed for cleansing, irrigating, and debriding dermal wounds and burns, in addition to moistening and lubricating absorbent wound dressings under Section 510(k) of the Food, Drug, and Cosmetic Act. We believe the total addressable market for Clyra Medical’s existing product designs in the advanced wound care market, dental, orthopedics and regenerative tissue markets will exceed $2.5 billion by 2022.

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

SkinDisc

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

Results of Operations

We operate our business in distinct business segments:

●	Odor-No-More, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●	BLEST, our professional engineering services division supporting our internal business units and serving outside clients on a fee for service basis;

●	BioLargo Water, our Canadian division that historically has been pure research and development, and is now transitioning to focus on commercializing our AOS system;

●	Clyra Medical, our partially owned medical subsidiary focused on the Advanced Wound Care industry; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

We invest in each of these segments on a regular basis, as none of the segments yet generates enough cash to fund their operations. However, both Odor-No-More and BLEST are trending towards cash-flow positive, and we expect each of those two segments to begin to generate positive cash in the final months of 2019 or 2020 (before corporate overhead allocation). Additionally, Clyra Medical raises capital directly, rather than relying on BioLargo for cash to operate.

Revenue for the three and nine months ended September 30, 2019 was $534,000 and $1,324,000, respectively. This is a 93% and 53% increase over the same periods in 2018. We generated revenue from two of our operating divisions – Odor-No-More and BLEST. Our business segments obtain cash to support operations in different ways. Odor-No-More and BLEST generate revenues from third parties, and receive funding as needed from their parent corporation, BioLargo. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo. Clyra Medical, however, relies on direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

Odor-No-More

Our wholly owned subsidiary Odor-No-More generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government.

Revenue (Odor-No-More)

Odor-No-More’s revenues for the nine months ended September 30, 2019 increased $227,000 (29%) from the same period in 2018. Its revenue for the three months ended September 30, 2019, increased $150,000 (61%) compared to that of the same period in 2018. Over the nine months in 2019, approximately three-quarters of its revenue was generated from sales of CupriDyne Clean products and related services, and the remaining mostly from sales to the U.S. military. The increase in revenues is due to the increases in CupriDyne Clean sales, including design and installation services, which is offset by a decrease in sales of products to the U.S. government. The decrease in sales to the U.S. government is deliberate, as margins for those products are small and selling requires maintaining a high level of inventory, and management has made a conscious decision to focus its efforts on its CupriDyne Clean products. As such, we expect our sales of products to the U.S. government to continue to decrease in future periods.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. For installation and other services, it includes labor and materials. As a percentage of gross sales, Odor-No-More’s costs of goods was 43% and 44% in the three and nine months ended September 30, 2019 versus 40% and 54% in the same periods in 2018. In mid-2018, because of higher volumes, Odor-No-More was able to decrease its costs by purchasing raw materials directly from manufacturers at more favorable prices, resulting in the year-to-year cost of goods decrease. A portion of the decrease in cost of goods is also due to a reduction of sales of lower-margin products to the U.S. government. The slight increase of cost of goods for the three months ended September 30, 2019, is due to an increased level of misting system installations.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s Selling, General and Administrative (“SG&A”) expenses increased $53,000 to $309,000 during the three months ended September 30, 2019, compared to the same period in 2018. The increase is related to compensation packages of salary and stock options to hire new employees. We expect future quarters SG&A to increase commensurate with our ability to increase sales and our ability to attract quality sales and support personnel.

Operating Loss (Odor-No-More)

Odor-No-More had a net operating loss of $90,000 and $231,000 for the three and nine months ended September 30, 2019.  This was a 20% and 37% improvement over the same periods in 2018.  Odor-No-More is continuing to increase sales to work toward profitability. Its gross margin is at 57% and 55% for the three and nine months ended September 30, 2019, and its loss from operations is trending downward because it was able to reduce its product costs as a result of its increased volume (purchasing power) and its increased sales resulted in increased gross margin contributing to the company’s operational costs. Although Odor-No-More is generating more revenue and gross profit, it is continuing to reinvest cash to expand its operations. Management intends to continue that expansion in future periods as resources permit.

BLEST (engineering division)

Revenue (BLEST)

BLEST generated $138,000 and $312,000 of revenues from third party clients in the three and nine months ended September 30, 2019, compared to $31,000 and $81,000 in revenue in same periods in 2018.  The increase is due to an increase in the number of client contracts being serviced. The impact of its recently signed subcontracts to service the United States Air Force began generating revenues in the third quarter of 2019.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as outsourced labor costs. In the three and nine months ended September 30, 2019, its cost of services were 84% and 83% of its revenues, versus 72% and 62% in the three and nine months ended September 30, 2018. Costs were higher as we utilized sub-contractors with lower margins and we had fixed fee contracts with higher up-front labor costs.

Selling, General and Administrative Expense (BLEST)

BLEST selling, general and administrative expenses during the three and nine months ended September 30, 2019 totaled $97,000 and $295,000, which is a decrease of nine and 15% compared with the prior year periods. While our staff levels have remained consistent, S&GA in prior periods were higher due to non-cash expenses related to conversion of salary to stock options.

Operating Loss (BLEST)

BLEST had a net operating profit of $27,000 for the three months ended September 30, 2019, and net operating loss of $110,000 for the nine months ended September 30, 2019, compared to net operating loss of $63,000 and $178,000 for the same periods in 2018. We started BLEST two years ago, and as the engineering division has gained more third party clients and projects, its revenues have increased and it has approached profitability. While there’s no assurance it will generate a profit in the fourth quarter of 2019, we expect the trend towards profitability to continue.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 65 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), and the National Science and Engineering Research Council of Canada (NSERC), as well as the Metropolitan Water District of Southern California’s Innovative Conservation Program. The research grants received are considered reimbursement grants related to costs we incur and therefore are included on our Consolidated Statement of Operations as Other Income. Amounts paid directly to third parties are not included as income in our financial statements. Our grant income decreased $32,000 in the three months and increased $53,000 in the nine months ended September 30, 2019, compared with the same periods in 2018.  This increase in the nine-month period is due to additional and higher value grants awarded in 2019.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – company-wide consolidated results

Our SG&A expenses include both cash expenses and non-cash expenses related to common stock and stock option compensation. Our SG&A expenses increased by 32% ($438,000) and 17% ($646,000) during the three and nine months ended September 30, 2019 compared to same periods in 2018. The largest components of our SG&A expenses included (in thousands):

	Three months		Nine months
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Salaries and payroll related	$497	$624	$1,469	$1,594
Professional fees	211	194	590	554
Consulting	251	474	606	1,067
Office expense	234	281	702	744
Sales and marketing	54	70	171	162
Investor relations	40	63	101	145
Board of directors expense	78	97	213	232

Salaries and payroll related expenses increased in 2019 because we continue to hire additional staff to support revenue growth. Consulting expense increased in 2019 due to increased activities at Clyra Medical, and our hiring firms related to business development and brand exposure. We have also increased our investor relations expense to continue to develop and spread the word about our company.

Research and Development

Our company-wide research and development expenses decreased by 26% and 19% compared to the three and nine months ended September 30, 2018 as we have transitioned resources from research and development to commercializing products. In some areas, such as in our medical subsidiary, these expenses increased as the company was better financed and ramping up activities in anticipation of the FDA pre-market clearance for their first wound care product. In Canada, however, activities have transitioned from pure research and development towards a focus on commercializing the AOS system, decreasing their R&D expenses.

Interest expense

Our interest expense for the three months ended September 30, 2019 increased by $1,023,000 (385%) compared with the three months ended September 30, 2018. Our interest expense for the nine months ended September 30, 2019 decreased $54,000 (2%) compared with the nine months ended September 30, 2018. Of our $2.8 million interest expense for the nine months ended September 30, 2019, $116,000 was paid in cash, and the remaining was paid through the issuance of shares of our common stock.

Our interest expense increased in the three months ended September 30, 2019 primarily because of the acceleration of amortization of discounts and new debt incurred in 2019 at higher interest rates. We expect our interest expense to increase in the remainder of 2019 due to the recent issuance of more than $3.7 million in Twelve Month OID Notes. Because these notes were issued with stock purchase warrants, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature of the notes typically results in a full discount on the proceeds from the convertible notes. This discount is then amortized as interest expense over the term of the convertible notes.

Net Loss

Net loss for the nine months ended September 30, 2019 was $8,625,000 ($0.07 per share), compared with $8,410,000 ($0.07 per share) in the comparable 2018 period. Net loss for the three months ended September 30, 2019 was $3,886,000 ($0.03 per share) compared with $2,378,000 ($0.02 per share) in the comparable 2018 period. The 2019 increases are related primarily to non-cash increases of loss on debt extinguishment and interest expenses. Of our total net loss, approximately $6.5 million 67%) was non-cash from the issuance of stock, stock options, and other equity instruments to finance operations.

The net profit (loss) per business segment is as follows (in thousands):

	Three months		Nine months
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
BioLargo corporate	(1,923)	(3,393)	(6,905)	(6,985)
Odor-no-more	(112)	(119)	(366)	(260)
Clyra	(220)	(351)	(596)	(982)
BLEST	(63)	27	(180)	(110)
BioLargo Water	(60)	(50)	(363)	(288)
Net loss	(2,378)	(3,886)	(8,410)	(8,625)

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $2.1 million cash on hand, and over $5 million current debt obligations. Subsequent to September 30, 2019, $645,000 have been satisfied through the payment of cash, and $609,000 through conversion to our common stock (see Note 12). As of the date of this Report, one debt obligation due within 12 months, in the amount of $370,000, must be paid in cash if the investor does not exercise the right to convert the note to our common stock (see Note 4, “Convertible Note, matures April 7, 2020”). Additionally, we have approximately $3.2 million in 12-month OID notes due within 12 months, which will be converted to common stock unless the Company receives at least $3.5 million in gross proceeds from a financing transaction. All other debt obligations due within 12 months are convertible at maturity.

Each of our subsidiaries continues to operate at a loss, and our current cash position is sufficient to maintain operations through the first quarter of 2020. Thus, we will be required to raise additional capital. We have continued to raise money through private securities offerings, and continue to negotiate for more substantial financings from private and institutional investors. During the nine months ended September 30, 2019, we received $4,690,000 net cash provided by financing activities. Additionally, we have issued warrants that currently allow for the purchase approximately 43 million shares of our common stock at prices ranging from $0.25 to $1.00 per share. All of the shares underlying these warrants are registered with the SEC, and some contain call provisions as low as two times the exercise price. If our stock price increases above $0.50 per share, we expect that some of these warrants will be exercised.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2019, we had a net loss of $8,625,000, used $3,181,000 cash in operations, and at September 30, 2019, had a working capital deficit of $2,191,000 and current assets of $2,566,000. During the year ended December 31, 2018, and the nine months ended September 30, 2019, we generated revenues of $1,364,000 and $1,324,000 through our business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”).

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

Debt Modification and Extinguishment

Per the guidance of ASC 470-50, Debt Modifications and Extinguishments, modified terms are considered substantially different if the present value of the cash flows after modification differ by at least 10% prior to the modification. If so, it is an extinguishment of the debt. Loss on extinguishment of debt is calculated by analyzing fair value of the new debt instrument and its beneficial conversion feature, if any, plus the value of the warrant issued with the new debt instrument, if any, and comparing with the carrying value of the extinguished debt.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2018 and September 30, 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the past two years, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2019, we issued 513,285 shares of our common stock in exchange for a reduction of approximately $130,000 owed to vendors and consultants.

During the three months ended September 30, 2019, we issued options to purchase 390,117 shares of our common stock at prices ranging from $0.23 to $0.315 per share in exchange for a reduction of $52,000 owed to vendors and consultants.

During the three months ended September 30, 2019, we issued 19,586 shares of our common stock in lieu of accrued and unpaid interest totaling $15,000.

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

Twelve-month OID Notes

From June 7, 2019 through September 30, 2019, we received $2,235,000 and issued convertible promissory notes (each, a “12-Month OID Note”) in the aggregate principal amount of $2,794,000, with a 25% original issue discount, to 34 accredited investors. The original issuance discount totaled $559,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $2,235,000, and is recorded as a discount on convertible notes on our balance sheet. The discounts will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance. The maturity dates range between June 7, 2020 and September 16, 2020.

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

Warrant Exercise

The holder of warrants issued July 2016 and December 2016, the underlying shares for which were registered with the SEC, purchased 2,300,000 shares of our common stock for $276,000.

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

Satisfaction of $440,000 Two-year Note

On the July 20, 2019 maturity date, the holder of a note in the principal amount of $440,000 elected to convert the principal amount due on the note into 2,000 shares of Clyra Medical common stock held by BioLargo, and $106,000 in accrued and unpaid interest into 384,980 shares of BioLargo common stock at $0.2743 per share (the 20-day closing average). This reduced BioLargo’s ownership in Clyra Medical to 38.0%.

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

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
3.4	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.2	Form of Warrant issued to One Year Note holder in July 2016	Form 10-Q	8/15/2016
4.3	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.4	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.5	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
4.6	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.7	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017
4.8	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.9	Stock Option dated December 31, 2017, issued to Chief Financial Officer Charles K. Dargan II	Form 8-K	1/3/2018
4.10	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018
4.11	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.12	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.13	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.14	2018 Equity Incentive Plan	Form S-8	6/22/2018

4.15	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.16	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.17	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.18	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.19	September 2018 Amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.20	Stock Purchase Warrant issued to Vista Capital Investments dated September 12, 2018.	Form 8-K	9/18/2018
4.21	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.22	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.23	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.24	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.25	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.26	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019
4.27	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.28	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.29	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.30	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.31	10% Convertible Promissory Note issued to Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
4.32	Convertible Promissory Note issued to Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
4.33	10% Convertible Promissory Note issued to EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
4.34	Amendment #1 to the Convertible Note issued on June 4, 2019 to EMA Capital, LP	Form 8-K	6/7/2019
4.35	OID twelve-month promissory note	Form 8-K	8/2/2019
4.36	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.37	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.38	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.39	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.40	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.41	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.42	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.43	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019

10.1†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.2†	Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.3†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2019	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer