Form 10-K
period 2019-12-31
BIOLARGO, INC.
filed 2020-03-31
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-19709

BIOLARGO, INC.
(Exact Name of registrant as specified in its Charter)

Delaware	65-0159115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14921 Chestnut St., Westminster, CA	92683
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 400-2863

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BLGO	OTCQB

Securities registered under Section 12(g) of the Exchange Act: none

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $20,778,202.

The number of shares outstanding of the issuer’s class of common equity as of March 26, 2020 was 172,335,580; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held July 23, 2020.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

When we refer in this report to “BioLargo,” the “company,” “our company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; Odor-No-More, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound control products; our Canadian subsidiary BioLargo Water, Inc., which develops and markets our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC, a professional engineering services division; and BioLargo Development Corp., which employs and provides benefits to our employees. We also own approximately 36% of Clyra Medical Technologies, Inc. (“Clyra Medical”) as of December 31, 2019, an entity we formed to commercialize our technologies in the medical and dental fields.

The information contained in this Annual Report is as of December 31, 2019, unless expressly stated otherwise.

Our Business - Innovator and Solution Provider

BioLargo, Inc. is an innovator of technology-based products and an environmental engineering solutions provider driven by a mission to “make life better”. We feature unique disruptive solutions to deliver clean air, clean water and a clean, safe environment.

Our mission is highlighted by our most recent innovation supported in part with grant funding from the U.S. Environmental Protection Agency to deliver a cost effective solution to remove PFAS from water. PFAS is a contaminant commonly referred to as ‘forever chemicals’ and the ‘contaminant of the decade’ that has been linked to adverse health effects, with cost to clean up estimates by analysts to approach $160 billion globally over the next 20-30 years.

We deliver:

●	complete environmental solutions to clients;

●	cost-effective products sold through distribution partners; and

●	proven technology to our licensing partners

BioLargo combines its robust innovation culture with a highly trained team to be fully equipped to serve clients’ needs in a wide range of environmental projects from start to finish. Our three environmentally focused operating units work together to deliver complete solutions, technology innovation, scientific validation, engineering, design, build, and construction services, maintenance, manufacturing, training, permitting, regulatory compliance, system integration, testing, monitoring and the like.

As a result of our continued commercial progress as well as the continual validation of our technologies, we are now actively engaged in partnership discussions with industry leaders at every level. We are continually reminded by these potential partners that they believe it is better to be the disruptor than to be the disrupted. We fully expect our products and technologies to find commercial adoption around the world and are focused on finding the right partners.

We also continue to develop and commercialize disruptive technologies by providing the capital, support, and expertise to expedite them from “cradle” to “maturity”. Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we incubate and develop these technologies to advance them and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize our technologies through a variety of business structures including licensure through established channel partners, joint venture, sale, spin off, or in some circumstances deploying direct-to-market strategies.

We seek to unlock the value of our portfolio of underlying technologies to both advance our purposeful mission while we create value for our stockholders. Once our innovative technologies reach the market, we support their deployment through expanded engineering and service offering, thus simultaneously ensuring high-quality customer service and increasing the revenue potential related to the technology. Because of the success of our engineering services division, in the past year our engineering services have grown to become a significant component of our overall business model. In recent months, the company has also seen a dramatic shift toward expanding product sales through channel partnerships, as exemplified by the Joint Venture agreement with BKT & Tomorrow Water, described in greater detail in the section “Joint Venture Agreement with BKT & Tomorrow Water”. The company is also actively engaged in discussions with other potential high-profile channel partners to pursue licensure agreements for the company’s patented technologies and will disclose material information about these discussions as it becomes available. While these discussions are continuing through the current crisis, and we have no way to accurately predict, we would not be surprised if most potential partners will want to see the crisis subside before material partnerships would be executed.

Our first significant commercial success is our air quality control products and services division Odor-No-More, Inc., which is focused on odor and volatile organic compound (“VOC”) control products sold under the brands CupriDyne Clean and Nature’s Best Science. We plan to gear up for rapid growth as resources become available and as the Covid-19 crisis subsides, as our products are experiencing more widespread market adoption in the waste handling industry through national purchasing agreements with four of the largest industry members, resulting in record revenues for this division in calendar year 2019. To this end, we now offer a menu of services to our clients including engineering design, construction, and installation of misting systems and related equipment used to deliver our liquid chemistry products, as well as ongoing maintenance services for installed systems. We also believe these products will continue to expand through distribution and licensing partnerships around the world in various markets like wastewater treatment and more.

We have also begun expanding with early adopters into new vertical segments such as wastewater treatment, the cannabis industry and various industrial facilities like steel manufacturing and livestock processing operations. In 2019 we executed a five-year white-label distribution agreement with Cannabusters, Inc., a company organized and owned by Mabre Corporation to feature our odor and VOC control technology to the cannabis industry in combination with their air handling and air quality systems. We believe this to be an important opportunity for BioLargo’s odor and VOC control products, as the cannabis and hemp industries are predicted to grow significantly in the US in the coming years and are known to contend with significant odor and VOC challenges (read more under Emerging High-Growth Opportunity in Cannabis / Hemp Industry). We expect the expansion of these commercial developments to be highly dependent upon the COVID-19 crisis subsiding at some level.

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to advance our proprietary technologies and complement service offerings of our other business segments, such as the engineering, design, scale-up, and fabrication activities associated with the commercialization of our water technology subsidiary’s Advanced Oxidation System (AOS) technology, as well as development of a product to treat PFAS contaminated water.

In addition to our two operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our water treatment system for decontamination and disinfection (our “Advanced Oxidation System”, or “AOS” – see Pilot Projects discussion below), and our medical products focused on healing chronic wounds, including our recently acquired stem cell therapy called the SkinDiscTM, which is focused on regenerative tissue management and is licensed to our minority-owned subsidiary Clyra Medical Technologies, Inc. (“Clyra Medical”).

We believe our current success with our industrial odor and VOC control products serves to validate our overall business strategy which is focused on technology-based products and services capable of disrupting the status quo in their applicable industry market segment. We believe that the future of our medical and clean water technologies has similar and also very large market opportunities ahead as they are introduced commercially. We also believe that the model of pursuing licensing deals with well-established channel partners in each respective market is currently being validated by the Joint Venture agreement signed with BKT and Tomorrow Water, and that the company has positive indications that further license agreements with prospective channel partners are worth pursuing for the company’s water treatment and air quality control technologies.

We believe it is important to note that in each operating unit, the Covid-19 virus crisis may have a delaying effect on our plans for growth and expansion. We urge the reader to consider our forward-looking statements in light of the extraordinary circumstances of today’s business, social and economic climate. Rapid expansion requires capital and/or partners and given the uncertainty around the virus, we may face delays.

Odor-No-More Industrial Odor and VOC Solutions

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. Our products are proven effective in eliminating a number of VOCs including, but no limited to, hydrogen sulfide (H2S), mercaptans, fatty acids, sulfur compounds and terpenes.

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

The total addressable market for the waste handling and wastewater treatment industries is greater than $1.3 billion. While we are still assessing the size of the cannabis, agriculture and steel manufacturing industries, we believe they could readily double the market opportunities for our product CupriDyne Clean. We have some early experience in the oil field services and oil field remediation markets and are highly encouraged by our products performance controlling VOC’s commonly found in those markets like BTEX (benzene, toluene, ethylbenzene and xylene) and H2S.

Turn-key Full-service Solutions

At the request of our clients, we offer a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). We have recently expanded these serves to engineering design, construction and installation. Our engineering team at BLEST has been instrumental in supporting these operations. Our system design, build and install business continues to grow. We have completed multiple installs during the last quarter and have several bids outstanding for CupriDyne Clean delivery systems.

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

In 2019, Odor-No-More hired waste handling industry veteran Mitch Noto as its Director of Corporate Development in an effort to further develop the company’s relationships and connections in the national waste handling industry and to further position CupriDyne® Clean as a key component of “best practices” for industrial odor control. With more than 28 years operations and environmental management experience at one of the largest waste handling companies in the United States, Mr. Noto brings invaluable experience and connections. He most recently spearheaded post-collection operations nationwide and trained and mentored more than 150 field leaders responsible for operational management. He is a recognized expert in waste handling operations.

Joint Venture Agreement with BKT & Tomorrow Water

In December 2019, we entered into a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Tech Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on CupriDyne® Clean. The joint venture has been formed and fund and intends to begin operations as soon as possible.

BKT is a leading wastewater treatment solutions provider operating in the USA, South Korea and Vietnam with a reputation for adopting innovative, environmentally sustainable technologies and practices. Headquartered in Daejeon, South Korea, BKT has an extensive distribution network throughout Southeast Asia serving more than 400 customers in South Korea alone, and has a presence in more than eight countries globally. Under the terms of the agreement, BioLargo invested $100,000 in the JV, while BKT and its U.S.-based subsidiary Tomorrow Water invested $75,000 each, for proportionate non-dilutive interests. The JV will manufacture the CupriDyne Clean -based odor and VOC control products for distributors throughout Southeast Asia, including BKT. The JV must achieve minimum sales targets to maintain exclusive rights in the Asian markets, and an annual dividend of $2 million paid to BioLargo to secure exclusive rights in perpetuity. Finally, BKT also purchased $350,000 of BioLargo common stock (1,593,807 shares).

Cannabis Industry

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

The cannabis industry is facing increased scrutiny by regulators to better control of hazardous air pollutants called terpenes that are a natural part of production and processing. These gases can also cause malodors that demand attention and can be problematic as these companies seek to maintain good community relations and avoid legal entanglements or lawsuits over nuisance odors. Odor abatement operating procedures are part and parcel to the permitting processes for companies involved in the industry and have typically included traditional carbon filters. With the growth and concentration of cannabis related operators, the industry has come to recognize that the volume of terpenes and air flow in a typical operation are often more than the traditional carbon filter-based systems can manage effectively. Odor complaints persist. Third party experts have tested our product and demonstrated that they eliminate the odor-causing chemicals emanating from cannabis grow and production operations. As a result, we have had a number of experts in the cannabis industry tell us that our products could become part of the ‘best practices’ operating procedures for this industry and are working toward that goal. With more than 15,000 licensed operators in California alone, we believe this is a substantial market opportunity.

We believe the Covid-19 virus crisis may have a delaying effect on our plans for growth and expansion. We urge the reader to consider our forward-looking statements in light of the extraordinary circumstances of today’s business, social and economic climate.

Wastewater Treatment

We are beginning to sell CupriDyne Clean to wastewater treatment facilities in our local markets. Our clients are prominent municipal agencies and have indicated a desire to expand the use of our products and services to additional locations in their service areas. As a result of our success in the field, a client featured our product as an example of ‘Best Practices’ for the wastewater treatment industry at a national water quality conference hosted by the Water Environment Federation. We anticipate overall longer selling cycles given the technical sophistication of the customers in this market, and believe that channel partnerships with leading companies that already sell and service this highly technical market will be required for our ultimate success. We are encouraged and are evaluating various strategies to maximize our marketing and selling proposition into this mature and well-established market. We are actively engaged in discussions with potential distribution partners and leading engineering firms with well established relationships to the clients in order to service this very large market. To this end, we also recently added a 21-year veteran of the water and wastewater industry, Tonya Chandler to the BioLargo team to serve as Director of Strategic Marketing and Business Development and assist us in developing this distribution channel.

We also are in discussions with very large international distributors to sell and distribute our products around the world. These efforts would be directly supported with our newly formed joint venture to manufacture product for deliver and distribution in southeast Asia.

Full Service Environmental Engineering

Our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers environmental engineering services to third parties, and provides engineering support services to our internal teams to accelerate the commercialization of our technologies. Its website is found at www.BioLargoEngineering.com.

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

o

our work to develop a feasible and affordable treatment technology to address the national crisis of per- and polyfluoroalkyl substance (PFAS) water contamination, funded through a US EPA SBIR Phase I, and for which BLEST has recently submitted a Phase II EPA SBIR grant proposal to fund the scale-up and field demonstration of the new technology;

o

our work to refine and validate CupriDyne Clean’s efficacy and delivery systems for managing terpenes from cannabis production, and to refine and validate CupriDyne Clean’s efficacy and delivery systems for eliminating hydrogen sulfide (H2S), a common air contaminant associated with industries like wastewater treatment;

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

Business Development at BLEST

In 2019, BLEST was awarded subcontracts to do work on seven U.S. Air Force bases in Texas, Kansas, Illinois and Arizona, and is attempting to secure additional contracts. Primary contractor Bhate Environmental Associates, Inc. has bid multiple additional projects with BioLargo to conduct “Fence-to-Fence (F2F) environmental compliance”. The total value of the contracts awarded (split between the prime contractor Bhate and its subcontractors, including BLEST) is in excess of $15 million over five years (with one year guaranteed). BLEST is responsible for air quality compliance, one of the three major components of the services.

BLEST recently completed a feasibility and placement study for 1.1 million tons of magnesium rich production tailings in Northern California for a new client, and has confirmed technical ability to convert the contents of the tailings ponds into a marketable product. This project is now transitioning into laboratory-based process development work to validate the chemical process to produce magnesium hydroxide of 99% purity from the tailings. This project has a current back log of over $125,000.

CIBC, BLEST’s client that is planning to build a $750 million municipal waste processing facility in Chesapeake, VA, has begun its Phase I of this project. BLEST, serving as Owner’s Engineer, will prepare a comprehensive Design Basis and a bid Specification to solicit a fixed price bid from an EPC contractor to design and construct Phase I of the plant. BLEST anticipates the Design Basis and Bid Spec to provide $90,000 in revenue to BLEST.

BLEST received multiple awards from Lamb Weston in February 2020, totaling approximately $78,000 for four plant sites. Lamb Weston is upgrading air pollution control systems at these sites to control emissions of oil mist and particulate from potato frying operations. BLEST is serving as design consultant and engineering oversight for new systems at each plant. With the COVID-19 crisis this work will be delayed.

Water contamination – new technology to eliminate PFAS

Per- and poly-fluoroalkyl substances (“PFAS”) are a class of man-made chemicals found in a wide variety of household and commercial goods, including food, fabrics, cleaning products, electronics, and more. A growing body of evidence shows that PFAS ingestion by humans is linked to cancer, fertility problems, asthma, and more. Scientists are discovering PFAS contamination in local municipal drinking water across the United States (and around the world), meaning that people and wildlife are likely being exposed to these contaminants daily. In the U.S. alone, it is estimated that PFAS contamination may be threatening the drinking water supply for over 110 million people. With PFAS posing widespread and serious water safety problems, governments and industry are actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water. In response to “extensive public interest”, the U.S. Environmental Protection Agency (“EPA”) created an “action plan” to provide short- and long-term solutions, develop national research and risk-communication programs, and otherwise take a pro-active approach to what they describe as an “emerging environmental challenge.” (See https://www.epa.gov/pfas.)

 EPA has established health advisories for PFOA and PFOS based on the agency’s assessment of the latest peer-reviewed science to provide drinking water system operators, and state, tribal and local officials who have the primary responsibility for overseeing these systems, with information on the health risks of these chemicals, so they can take the appropriate actions to protect their residents. EPA is committed to supporting states and public water systems as they determine the appropriate steps to reduce exposure to PFOA and PFOS in drinking water. As science on health effects of these chemicals evolves, EPA will continue to evaluate new evidence.

To provide Americans, including the most sensitive populations, with a margin of protection from a lifetime of exposure to PFOA and PFOS from drinking water, EPA has established the health advisory levels at 70 parts per trillion. Some states have lower limits. In summer of 2019, the State of California’s Division of Drinking Water updated its own guidelines to set notification levels as low as 5.1 parts per trillion for certain PFAS compounds. Recently Michigan has proposed to set detection limits as low as 6-8 parts per trillion (ppt) highlighting the increasing urgency of solving this environmental challenge. Given these extremely stringent PFAS limits and the seriousness of failing to provide drinking water that meets these standards, municipalities have an urgent and serious need for technologies that can effectively and cost-efficiently eliminate PFAS contaminants from drinking water supplies. Testing concluded that 86 water systems in Southern California serving 9 million residents had PFAS contamination. In response, cities are shutting down water wells until the contamination can be removed. A leading water agency based in Southern California estimates the cost associated with the clean-up of PFAS in its ground water wells to reach $850 million and market analysts estimate the price to clean up PFAS globally could exceed $160 billion over the next 20 – 30 years. In 2019, BLEST management made it a priority to develop a novel technology that could realistically address this problem.

Based on a novel concept to eliminate PFAS compounds, in 2019 the EPA awarded BLEST an SBIR Phase I Competitive grant in the amount of $100,000 to further investigate its solution for the removal of PFAS from water. BLEST has leveraged the grant to develop a proprietary PFAS treatment device called an “Aqueous Electrostatic Concentrator” (or “AEC”). The device, currently at a laboratory “bench” scale, has demonstrated significant capabilities in reducing PFAS contaminants in water, achieving over 99% removal in continuous water flow in many applications, with projected electrical costs below 30 cents per 1,000 gallons. BLEST engineers have determined that the AEC technology is highly scalable to the water volumes required by large municipalities. Work is progressing and highly encouraging on the AEC and management believes it could be ready for commercial trails within the next 3-6 months. The AEC has a number of key value propositions over incumbent technologies, namely lower cost and higher efficiency in the removal of PFAS.

Given the team’s long team as project leaders in some of the most notable remediation projects around the world over the past 30 years, and the break through innovation of the AEC, management is rapidly becoming recognized as a leading innovator in the field of PFAS remediation and as such, is being invited to present on the AEC at a conferences around the world. During 2019 they presented at an event organized by prominent Southern California innovation association Sustain SoCal and The Technology Collaboration Center- Water Industry Workshop held in Houston Texas, and has also been asked to present its PFAS and other solutions at several other similar events by other organizations in 2019, including the BlueTech Week in San Diego in November of 2019 and the Confluence Tech Showcase in Westchester Ohio in December. They have been asked to be a key-note speaker at a number of events that have been delayed recently as a result of the coronavirus outbreak. They are scheduled to present at the European Water Tech Week conference to be held in the Netherlands in the fall of 2020. BLEST has applied for a Phase II EPA grant for funding to finish the product design and start a go-to-market campaign. BLEST and BioLargo management have also already been approached by potential partners and customers for the AEC, and company management will provide more information about these relationships as discussions progress.

BioLargo Water and the Advanced Oxidation System - AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that has been primarily engaged in the research and development of our Advanced Oxidation System (“AOS”).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is rapid and highly efficient decontamination and disinfection of various types of waters.

The AOS technology has received more than 75 research grants and been a feature of more than 20 collaborations with academia and industry. It has continued to be recognized for its scientific innovation and disruptive market potential. The AOS is now being prepared to be launched commercially. Recent scale-up designs have demonstrated its ability to achieve a scalable modular design on a skid mount, which can process 500 gallons per minute. This configuration can then be replicated to achieve very large-scale municipal treatment objectives opening up a host of commercial opportunities. BioLargo Water has recently launched a crowd funding initiative at www.WaterWorksFund.com which we believe will yield a number of valuable benefits, including industry wide exposure.

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

AOS History

Our AOS was the result of breakthroughs in both advanced iodine electrochemistry and advances in materials engineering, and its invention led to BioLargo’s co-founding of a multi-year industrial research chair whose goal was to solve the contaminated water issues associated with the Canadian Oil Sands at the University of Alberta Department of Engineering in conjunction with the top five oil companies in Canada, the regional water district, and various environmental agencies of the Canadian government. As an innovator, we had hoped to be able to offer a breakthrough solution into an emerging market to help shorten the adoption cycle. That did not happen. Given the fact that oil companies are now managing yet another price crisis and there has been no regulatory mandate for compliance and industry has taken a wait and see position with regards to such mandates, therefore we will continue to focus on energies on other markets until such time as proper resources are available. Our AOS is an award-winning invention that is supported by science and engineering financial support and highly competitive grants (over 75) from various federal and provincial funding agencies in Canada such as NSERC, NRC- IRAP, and Alberta Innovates and in the United States by the Metropolitan Water District of Southern California.

In a similar situation, the company had invested considerable time positioning the AOS to serve in the maritime industry to help treat ballast water discharged from shipping vessels to help protect local water ways from potentially invasive species contamination. The governing bodies responsible, the International Maritime Organization (IMO) and the US Coast guard, later extended the deadlines for regulatory compliance to what has now become a total extension of 15 years from its originally planned adoption, and pushed compliance out to the year 2030. While many companies in this sector failed or, at a minimum suffered extreme financial hardships, we wisely elected to stand down from this market and focus on markets with well-established regulatory frameworks.

In the fall of 2017, we had developed a strategic alliance with one of the largest engineering firms in the world to focus on the scale-up and refinement of the AOS technology. Within months of forming that strategic alliance, our then new alliance partner suffered a financial melt-down as a result of a multi-billion loss in a protracted litigation, which then resulted in the rapid dismantling and sale of all the assets of the 55,000-employee global engineering firm (CB&I).

In each of these situations, while obviously painful, we remained steadfast and confident that our AOS had an important role to play in the water industry. We diversified the focus of the AOS to targets where we could add value where other technologies simply could not, like poultry process (food & beverage) and now storm-water treatment. We leveraged our considerable talent to secure major grant funding to help us advance the science. We ‘made lemonade from lemons’ by starting our own full-service environmental engineering firm built on the cornerstone of innovators and team leaders from CB&I to now become known as BioLargo Engineering Science & Technologies, (BLEST).

Recent work done in two studies in collaboration with Dr. Rimeh Daghrir of the Centres des Technologies de L’Eau in Saint Laurent, Québec and Dr. Greg Goss of the University of Alberta in Edmonton, AB, have helped to demonstrate that AOS-treated water is not toxic when discharged to the environment, a crucial step in the process of commercializing the AOS technology. These studies helped to show that while some iodinated disinfection byproducts are produced by the AOS in low quantities (less than 1 ppb), it is not expected that the AOS produces effluent that is unsafe for the environment. Furthermore, the study conducted by Dr. Daghrir found additional evidence that the AOS is capable of degrading and eliminating pharmaceutical micropollutants such as antibiotics found in water, strengthening the technology’s claim to eliminating hard-to-treat micropollutants.

AOS – Going Commerial

Our immediate goals for the development and commercialization of the AOS are: 1) to secure direct investment into the BioLargo Water subsidiary to empower its staff to complete its development cycle, 2) complete the ongoing pre-commercial field pilot studies which are necessary to generate the techno-economic data required to secure commercial trials, entice future customers, and commence traversal of regulatory pathways, 3) conduct the first commercial trials with the AOS, and 4) secure first sale of the AOS. It is our belief that once pre-commercial pilots have concluded with the AOS, we will be able to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS.

Pre-commercial Pilot Projects for AOS

We are now underway on multiple pre-commercial field pilot projects involving the AOS water treatment system.

The first project involves treating poultry wastewater on-site at a facility in Alberta Canada, with support from the Canadian Poultry Growers Association. In this pilot, the AOS was assessed for its ability to eliminate bacteria and other contaminants from poultry processing wastewater effectively and cost-efficiently and to establish operating costs (OPEX) and capital costs (CAPEX) in a field setting. BioLargo Water built and installed a complete water “treatment train” with equipment to address all aspects of the client’s water treatment needs, including organic contaminants, suspended solids, and biological organisms, in addition to the connected AOS unit. Therefore, this pilot also represents BioLargo’s first assessment as a “total solutions provider”, which could open the door for a wider array of future water treatment market opportunities. Funded in part by Canadian government grants, the first phase of this pilot has successfully concluded. We are now working with the operator to establish a commercial pilot project to treat wastewater from all farm operations to Canadian potable standards such that it can be reused in poultry processing operations.

This will be the first-ever commercial trial for the AOS technology, marking a pivotal moment in the commercialization of BioLargo’s proprietary technology.

In another recently concluded pilot project, the AOS was used on-site at a Californian micro-brewery as a polishing (final disinfection) step in a wastewater “treatment train” whose goal is to reduce wastewater contaminant load to levels that would allow the microbrewery to reduce its wastewater discharge fines and enable water reuse. This pilot established the efficacy of the AOS in a field setting for disinfection, the OPEX and CAPEX of the system, and the AOS’ ability to “plug and play” in the context of diverse supporting equipment and logistics.

In addition, in late 2019 we commenced an AOS pre-commercial pilot that to treat Southern California stormwater at our Westminster, California facility. The pilot’s goal is to demonstrate the technical and economic feasibility of deploying the AOS to enable stormwater treatment and reuse, an important and emerging water management application in the US and Canada. The pilot is helping establish the capital and operating costs of the AOS in this application, a crucial step before potential commercial pilot clients and paying customers would consider the technology in this industrial setting. The pilot project is supported in part by research and development funding of to up to $189,000 from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP). BioLargo Water is collaborating on the project with Richard Watson & Associates, Inc. and Carollo Engineers, Inc. Richard Watson has been active in stormwater quality management since 1990 and currently consults to three watershed management groups in Los Angeles County. Carollo Engineers, a leading environmental engineering firm providing cost-effective, innovative, and reliable water treatment solutions, will provide engineering and water treatment validation for the project.

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

We have recently completed a design for a 500 gallon per minute AOS spiral design and construction is under way of a commercial prototype. We believe this accomplishment will open up a host of commercial opportunities as we show that our system can handle high volume applications.

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

We are also evaluating opportunities to collaborate with our new joint venture partner BKT based in South Korea and its sister company based in Southern California, Tomorrow Water to work together to develop international financial support for cross border technology transfer as well as commercial opportunities.

BioLargo Water has recently launched a crowd funding initiative at www.WaterWorksFund.com which we believe will yield a number of valuable benefits, including industry wide exposure.

We believe the Covid-19 virus crisis may have a delaying effect on our plans for growth and expansion. We urge the reader to consider our forward-looking statements in light of the extraordinary circumstances of today’s business, social and economic climate.

Advanced Wound Care - Clyra Medical

We also are a minority stockholder and licensor of technology to Clyra Medical Technologies, Inc., a company we founded which is focused on advanced wound care, infection control and regenerative tissue therapy. Clyra has been supported through direct investment by investors, has recently secured its FDA 510(k) clearance for its first product. Clyra has assembled a world-class team that includes a 30-member advisory board of experts and clinicians from the industry. Clyra is also actively engaged in partnership discussions with industry leaders as it is preparing for targeted clinical work to validate its high value product designs.

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines. Our initial product designs focus in the “advanced wound care” field, which includes traumatic injury, diabetic ulcers, and chronic hard-to-heal wounds. We also have designs for products focused on preventing or controlling infections. In late 2018, we also acquired our second technology, a stem cell therapy technology, SkinDisc, that is both complementary to our antimicrobial product designs and it also presents a high value proposition to offer stand-alone products to the advanced wound care industry to assist in regenerating tissue. With the addition of highly skilled team members with extensive experience and proven track record of success in the medical industry and, the addition of the SkinDisc, Clyra have expanded its plans to focus and build out a complete line of products to deliver state of the art solutions to assist in healing wounds. It is also presently evaluating a number of additional licensing opportunities to add complementary technologies and products to its portfolio with the goal of offering a complete menu of proprietary and patented products to better serve the advanced wound care patient population with state-of-the-art medical products. We believe the total addressable market for these products in the advanced wound care, dental, orthopedics and regenerative tissue markets exceeds $1 billion.

FDA Pre-market Clearance under Section 510(k)

On September 17 2019, Clyra received notification that it had received pre-market clearance from the U.S. Food and Drug Administration (“FDA”) to market its Clyra Wound Irrigation Solution, designed for cleansing, irrigating, and debriding dermal wounds and burns, in addition to moistening and lubricating absorbent wound dressings, under Section 510(k) of the Food, Drug, and Cosmetic Act. This product combines the broad-spectrum antimicrobial capabilities of iodine in a platform complex that promotes and facilitates wound healing. It is highly differentiated from existing antimicrobials in multiple ways - by the gentle nature in which they perform, extremely low dosing of active ingredients, reduced product costs, extended antimicrobial activity, and biofilm efficacy. In addition, iodine has no known acquired microbial resistance, unlike many competing products.

Clyra is leveraging its success on this initial product to create derivative products for infection control and wound therapy in the orthopedics, dental and veterinary markets.

Clyra has multiple patent applications pending for medical products, and are preparing additional applications. While these patent applications are pending, we intend to continue expanding patent coverage as we refine and expand our medical products.

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

Clyra is actively engaged in negotiating collaborations with industry partners and is working to secure the capital invested directly into Clyra, that is needed to accelerate clinical validations for its high value product applications as well as sales and marketing.

SkinDisc

Our second technology and its related products center around the SkinDisc technology which we acquired in late 2018 from Scion Solutions, LLC (“Scion”). Scion is led by Spencer Brown, a medical device industry veteran with more than 35 years’ experience in sales, account management, and distribution in the medical device industry. The SkinDisc product was developed by Dr. Brock Liden, a renowned medical podiatrist and expert in wound care and diabetic limb salvage. The SkinDisc is a therapy product that uses a patient’s own bone marrow and plasma in a unique mixture to generate a cell-rich bio gel for use with chronic wounds. It has been tested in over 250 patient cases with no adverse effects, and has successfully aided in the salvage of limbs that otherwise would have been amputated in time frames as short at 4 to 7 weeks with one or two applications.

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

We incurred approximately $1,500,000 in expense related to our research and development activities in 2019, a decrease of approximately $250,000 compared with the prior year. This was due to a shit of focus in our Canadian facility to commercializing our AOS technology.

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

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (888) 400-2863. We operate through multiple wholly-owned subsidiary entities, including: BioLargo Life Technologies, Inc., to hold our intellectual property; Odor-No-More, Inc., to manufacture, market, sell and distribute our odor control products; BioLargo Water Investment Group, Inc., which is the sole owner of a Canadian subsidiary, BioLargo Water, Inc., for our Canadian research and development and AOS commercialization operations; BioLargo Development Corp., through which our employees are employed; BioLargo Engineering, Science & Technologies, LLC. Additionally, we own 36% of Clyra Medical Technologies, Inc., formed to develop and market medical products based on our technology.

Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.biolargo.blogspot.com. Websites concerning our subsidiaries are www.odornomore.com, www.CupriDyne.com, www.clyramedical.com, www.biolargowater.com, and www.biolargoengineering.com. The information on our websites and blog are not, and shall not be deemed to be, a part of this Annual Report on Form 10-K.

Executive Officers

As of December 31, 2019, our executive officers were:

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

Employees

As of December 31, 2019, we had 25 full time employees. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants on an as-needed basis who provide certain specified services to us.

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

Risks Relating to our Business

COVID-19

The Covid-19 crisis creates an environment in which no person can be certain about what is next. The global reach and impact are far reaching and place extreme pressure on financing, sales, accounts receivable collection cycles, and any growth plan. We believe the Covid-19 virus crisis may have a delaying effect on our plans for growth and expansion. We urge the reader to consider our forward-looking statements in light of the extraordinary circumstances of today’s business, social and economic climate. While our company is mobilizing to be a solutions provider to help inhibit the spread of Covid-19, these business plans are not mature and may be more difficult that we expect. While it may be reasonable to assume that the crisis will subside, we cannot be certain about the timing and a host of impacts that cannot be easily predicted to occur.

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

We have never generated significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated any significant revenue from operations, and, accordingly, we have incurred net losses every year since our inception. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses, and initial sales and marketing activities. We have funded the majority of our activities through the issuance of convertible debt or equity securities. Although sale of our CupriDyne Clean products are increasing, and we are devoting more energy and money to our sales and marketing activities, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, and the rate of client adoption. There can be no assurance that our revenues will be sufficient for us to become profitable in 2020 or future years, or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan, including generally the need for odor control products in solid waste handling operations, which we may not fully understand or be able to predict.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. Our net cash used in continuing operations for the year ended December 31, 2019 was almost $4,000,000, over $300,000 per month, of which approximately $100,000 per month was financed by outside investors directly into Clyra Medical Technologies, Inc. During that same period, we generated only $1,861,000 in total gross revenues. Thus, in order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our products and from our engineering division, we expect to continue to use cash in 2019 as it becomes available.

At December 31, 2019, we had working capital deficit of approximately $3,289,000. Our auditor’s report for the year ended December 31, 2019 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

We have relied on private securities offerings, as well as Lincoln Park Capital (see below), to provide cash needed to close the gap between operational revenue and expenses. Our ability to rely on private financing may change if the United States enters a recession, or if the stock market does not recover from the current bull market. The coronavirus pandemic, and the responses of governments worldwide to the pandemic, has caused a $4 trillion dollar loss in the U.S. stock market. We expect that many private investors will forego high-risk investments, and thus while we have been able to rely on private investments in the past, we may not be able to do so in the near future.

In August 2017, we entered into a three-year purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”) through which we may direct Lincoln Park to purchase shares of our common stock at prices that depend on the market price of our stock (the “LPC Agreement”). Over time, and subject to multiple limitations, one of which is that our stock closes at $0.15 or more per share, we may direct Lincoln Park to purchase up to $10,000,000 of our common stock. Since inception of the LPC Agreement, through December 31, 2019, we directed Lincoln Park to purchase 4,025,733 shares of our common stock, and received $1,349,969 in proceeds. In the first quarter of 2020, we relied on the LPC Agreement, cash from sales, collection of accounts receivable, as well as the capital provided by the JV transaction for South Korea for operational cash. On March 30, 2020, we entered into a new purchase agreement with Lincoln Park which improves the terms of the facility and with an initial purchase of 1,785,715 shares of common stock for $250,000. The extent to which we may continue to rely on Lincoln Park as a source of funding in 2020 depends on multiple factors, including the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

We regularly issue stock, or stock options, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders.

We are party to agreements that provide for the payment of, or permit us to pay at our option, securities rather than cash in consideration for services provided to us. We include these provisions in agreements to allow us to preserve cash. We anticipate that we will continue to do so in the future. All such issuances preserve our cash reserves, but are also dilutive to our stockholders because they increase (and will increase in the future) the total number of shares of our common stock issued and outstanding, even though such arrangements assist us with managing our cash flow. These issuances also increase the expense amount recorded.

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

Our certificate of incorporation authorizes 50 million shares of preferred stock. None are outstanding as of the date hereof. In order to raise capital to meet expenses or to acquire a business, our board of directors may issue additional stock, including preferred stock. Any preferred stock that we may issue may have voting rights, liquidation preferences, redemption rights and other rights, preferences and privileges. The rights of the holders of our common stock will be subject to, and in many respects subordinate to, the rights of the holders of any such preferred stock. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock that could have a material adverse effect on the value of our common stock. Preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, can also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company.

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

Although we are generating revenue from the sale of our products, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when or if sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional financings to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, then we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, then our business plans will suffer and may fail.

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

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls, has not yet, but could in the future, materially adversely affect our financial condition and ability to carry out our business plan. As more financial resources come available, we need to invest in additional personnel to better manage the financial reporting processes.

Our management team for financial reporting, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. Recognizing the dynamic nature and growth of the Company’s business in the past two years, including the growth of the core operations and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. Until we have adequate resources to increase address these issues, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

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

We do not have the required financial and human resources or capability to manufacture the chemicals necessary to make our odor control products. Our business model calls for the outsourcing of the manufacture of these chemicals in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities, including sourcing and manufacturing, which we do not possess. We may not be successful in entering into such alliances on favorable terms or at all. Even if we do succeed in securing such agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our technology or reduce its competitiveness even if it reaches the market. Any such delay related to such future agreements could adversely affect our business.  While we have been able to secure materials and supplies like plastic containers through the COVID-19 crisis, we have not assurances that our ability to purchase in large quantities on a continual basis.

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

We expect our operating expenses will continue to fluctuate significantly in 2020 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

Some of our revenue may be dependent on the award of new contracts from the U.S. government, which we do not directly control.

Some of our revenue has been generated from sales to the U.S. Defense Logistics Agency through a bid process in response to request for bids. The timing and size of requests for bids is unpredictable and outside of our control. The number of other companies competing for these bids is also unpredictable and outside of our control. In the event of more competition for these awards, we may have to reduce our margins. These variables make it difficult to predict when or if we will sell more products to the U.S. government, which in turns makes it difficult to stock inventory and purchase raw materials.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors and consultants, could be subject to pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely in part on third-party manufacturers to produce and process our products or the raw materials used to make our products. Our ability to obtain supplies of our products or raw materials could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption, including the recent novel strain of coronavirus (SARS-CoV-2 aka COVID-19) that originally surfaced in Wuhan, China in December 2019. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain 2 or treat its impact, among others. Our corporate headquarters and offices of Odor-No-More are in Southern California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

A coronavirus pandemic is ongoing in many parts of the world and may result in significant disruptions to our clients and/or supply chain which could have a material adverse effect on our business and revenues.

A coronavirus pandemic exists as of the filing of this report. As the pandemic is still evolving as of this time, much of its impact remains unknown, and it is impossible to predict the impact it may have on the development of our business and on our revenues.

Our corporate headquarters and offices of our Odor-No-More division are in Southern California. On March 19, 2020, California’s Governor issued an executive order that all residents of the State must stay at home indefinitely except as needed to maintain “essential critical infrastructure”. As a result, many businesses have closed and many people are out of work. Although many of our clients are included in the definitions of “essential critical infrastructure”, such as wastewater treatment plants and refuse collection infrastructure, it is likely that this “stay at home” order and its effect on California’s economy (and similar orders across the country and world, and their effect on the U.S. and worldwide economy) will adversely affect our clients willingness to purchase our products and services, and thus adversely affect our revenues. No one knows how long these “stay at home” orders will remain in effect, and experts expect that an extended (months-long) stay at home requirement is likely to have an extended and significant impact on the economy as a whole.

The severity of the coronavirus pandemic could also make access to our existing supply chain difficult or impossible by delaying the delivery of key raw materials used in our product candidates and therefore delay the delivery of our products. Any of these results could materially impact our business and have an adverse effect on our business.

A recession in the United States may affect our business.

If the U.S. economy were to contract into a recession or depression, our existing clients, and potential future clients, may divert their resources to other goods and services, and our business may suffer.

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

●

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

●	developments with respect to patents or proprietary rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

●	conditions and trends in our industry;

●	new accounting standards;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described herein.

You may have difficulty selling our shares because they are deemed a “penny stock”.

Because our common stock is not quoted or listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, which we expect for the foreseeable future, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer and current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell their shares.

Because our shares are deemed a “penny stock,” rules enacted by FINRA make it difficult to sell previously restricted stock.

Rules put in place by the Financial Industry Regulatory Authority (FINRA) require broker-dealers to perform due diligence before depositing unrestricted common shares of penny stocks, and as such, some broker-dealers, including many large national firms (such as eTrade and Charles Schwab), are refusing to deposit previously restricted common shares of penny stocks. We routinely issued non-registered restricted common shares to investors, vendors and consultants. The issuance of such shares is subjected to the FINRA-enacted rules. As such, it can be difficult for holders of restricted stock, including those issued in our private securities offerings, to deposit the shares with broker-dealers and sell those shares on the open market.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings that may be generated in the future to finance operations. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock, and must rely on the benefit of owning shares, and presumably a rise in share price. We cannot predict the future price of our stock, and due to the factors enumerated herein, can make no assurance of a future increase in the price of our common stock.

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

We also lease approximately 13,000 square feet of office and warehouse space at 105 Fordham Road, Oak Ridge, Tennessee, 37830, for our professional engineering division. The lease term is from September 1, 2017 through September 30, 2022, at a monthly rent of $5,400.

We also lease approximately 1,500 square feet of office and lab space from the University of Alberta. The current lease term expires January 31, 2021, at monthly rent of $5,226 Canadian dollars. These offices serve as our primary research and development facilities.

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

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2018		2019
	High	Low	High	Low
First Quarter	$0.41	$0.21	$0.27	$0.16
Second Quarter	$0.45	$0.23	$0.31	$0.16
Third Quarter	$0.45	$0.22	$0.38	$0.22
Fourth Quarter	$0.30	$0.18	$0.36	$0.22

The closing bid price for our common stock on March 27, 2020, was $0.17 per share. As of such date, there were approximately 645 registered owners of approximately 50,000,000 shares of our common stock, and approximately 2,500 beneficial owners (held in street name) of approximately 75,000,000 shares.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	17,983,808(1)	$0.36	32,785,644
Equity compensation plans not approved by security holders(2)	19,604,107	$0.41	n/a
Total	37,587,915	$0.40	32,785,644

(1)

Includes 8,769,451 shares issuable under the 2007 Equity Plan, which expired September 6, 2017, and 9,214,356 shares issuable under the 2018 Equity Incentive Plan adopted by the Board on March 7, 2018 and subsequently approved by stockholders on May 23, 2018.

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

On December 31, 2019, we issued 255,225 shares of our common stock to vendors to reduce amounts owed to the vendors in the aggregate amount of $69,000.

On December 20, 2019, we issued 24,575 shares of our common stock as payment of $5,984 interest due on promissory notes.

During the three months ended December 31, 2019, we issued 5,362,471 shares of our common stock in satisfaction of $875,943 in principal and interest due on promissory notes.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2019 unless expressly stated otherwise, and we undertake no duty to update this information.

Results of Operations—Comparison of the years ended December 31, 2019 and 2018

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

Consolidated revenue for the year ended December 31, 2019 was $1,861,000, a 36% increase from 2018. Of our business segments, only Odor-No-More and BLEST generate revenues. While both operations had have shown encouraging growth, neither generates enough revenue to fund their operations, and thus the parent corporation, BioLargo, Inc., invests cash into these segments on a regular basis to fund operations. These two segments are discussed separately below. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo. Clyra Medical, however, relies on direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

We expect the COVID-19 virus pandemic and resulting decrease in economic activity in the United States will likely cause an adverse affect our revenue in the first quarter of 2020, and perhaps subsequent quarters depending on the length of the pandemic and length of orders limiting certain business operations and requiring that citizens remain in their homes. At this time, we have not, and do not plan to, curtail any of our operations, although some of our employees are working from home. While we are taking action to generate revenues from Covid-19 related mitigation measures those revenues are not yet realized and we have no experience to predict the outcome of those efforts.

Odor-No-More

Our wholly owned subsidiary Odor-No-More generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. During 2019 Odor-No-More added two employees to focus on business development, increasing sales and increased levels of construction and maintenance contracts. In light of these investments into growth ,Odor-No-More did not generate a net profit in 2019, its revenues continued to increase throughout the year, while we continued to invest in additional operational and sales staffing, and, as a result its net loss decreased in 2019 to $335,000, compared to $433,000 in 2018.

Revenue (Odor-No-More)

Odor-No-More’s revenues increased 30% in 2019, to $1,459,000. Our revenue includes both sales of products and design, installation and maintenance services of systems that deliver our CupriDyne Clean products. Of product sales, approximately 55% was generated from sales of CupriDyne Clean products. In 2019, we increased our efforts to install CupriDyne Clean delivery systems, and we anticipate that these systems will result in recurring CupriDyne Clean product sales.

Sales of our CupriDyne Clean powdered and liquid products increased 43% from the prior year, due to the acquisition of more clients and client locations, and the sale and delivery of more products than in years past. Of our CupriDyne Clean sales, approximately two-thirds were made pursuant to “national purchasing agreements” (“NPA”) with the four largest waste handling companies in the United States. Our design and installation of misting systems to deploy our product accounted for 35% of sales in 2019 compared to 10% in 2018. We are working on how to deploy our product solutions to all of our NPA customers. Doing so during the COVID-19 pandemic has been challenging.

Sales to the U.S. military are primarily our Specimen Transport Solidifier pouches and Suction Canister Solidifiers, and are made to the U.S. Defense Logistics Agency through our distributor Downeast Logistics. As a result of a decision by Odor-No-More to focus on CupriDyne Clean sales and design, installation and maintenance services, rather than these other lower-margin products, sales to the U.S. military decreased by 70% in 2019 as compared with 2018.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses. As a percentage of gross sales, Odor-No-More’s cost of goods was 43% in 2019 versus 51% in 2018. This is due to the reduction in sales to the federal government of the Specimen Transport Solidifier products, which have a markedly lower margin than sales of the CupriDyne Clean products.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s Selling, General and Administrative (“SG&A”) expenses include both cash and non-cash expense related to its operations. Odor-No-More’s SG&A expenses increased to $1,167,000 in 2019, as compared with $985,000 in 2018, an increase of 18%. These expenses have increased alongside Odor-No-More’s efforts to increase revenues by hiring additional sales and support staff. Upon such time as the COVID-19 crisis subsides, we would expect its SG&A expenses to increase for the remainder 2020 as the business unit will continue to increase efforts to generate additional revenues.

Net Loss (Odor-No-More)

Odor-No-More generated $1,459,000 in revenue, a gross margin of $832,000, and had total costs and expenses of $1,169,000, resulting in a net loss of $337,000, compared with $433,000 in 2018, which was supported by BioLargo’s capital infusion. To increase its revenues, Odor-No-More had continued to invest in expanding its sales and operations, resulting in a continuing loss from operations, up and until the COVID-19 crisis occurred, but is now focused primarily on developing distribution and strategic alliances as it seeks to expand sales with existing staff.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $402,000 of external revenues in 2019, compared to $241,000 in 2018. The increase is due to an increased number of client contracts, including those with Bhate pursuant to which BLEST is providing services and U.S. military installations.

Services BLEST provides to BioLargo and its subsidiaries for internal BioLargo projects is considered intersegment revenue and is eliminated in consolidation. In the year ended December 31, 2019, it was $597,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. Our engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our Odor-No-More operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In 2019, its cost of services were 80% of its revenues, versus 71% in 2018. This increase is due to upfront costs associated with long term military contracts. We expect the cost of services to remain closer to 75% in 2020 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses were $478,000 in 2019, compared to $443,000 in 2018. We expect these expenses to remain flat in 2020, as the staff required to increase service to its clients and revenues will be included in cost of services.

Net Loss (BLEST)

BLEST generated $402,000 in revenue from third parties, a gross margin of $82,000, and had total costs and expenses of $832,000, resulting in a net loss of $749,000, compared with a net loss of $750,000 in 2018.

BLEST provides substantial support to BioLargo’s other operations, including BioLargo Water and Odor-No-More. While we are unable to record revenues generated from intracompany services by the engineering group to other operating divisions, it is important to note that the net loss would be eliminated if BLEST were an outside contract-for-hire services company selling services to our water company or our industrial odor and VOC control operating unit.

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations decreased considerably towards the end of calendar year 2018. We expect this trend to continue, and expect that in 2020 its sales will continue to increase, and thus its gross profit will continue to increase. By the end of 2020, we expect that it will no longer require a cash subsidy to operate, but will be contributing cash to our corporate operations, except where we elect to continue engaging BLEST to support our other operating units.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 75 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income increased $60,000 in 2019 to $218,000. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the year ended December 31, 2019 and 2018, we received a refund of $63,000 and $73,000.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future. We are very active in both the US and Canada, pursuing grant support for various uses of our products that we believe can help in managing the COVID-19 crisis.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses across all business segments increased in the aggregate by 16% ($826,000) in the year ended December 31, 2019 to $6,140,000. Our non-cash expenses (through the issuance of stock and stock options) increased in 2019 compared with 2018 ($2,235,000 compared to $2,232,000) because our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed. The largest components of our SG&A expenses included (in thousands):

	Year ended December 31, 2018	Year ended December 31, 2019
Salaries and payroll related	$1,973	$2,186
Professional fees	800	809
Consulting	839	1,278
Office expense	1,037	1,124
Board of director expense	280	300
Sales and marketing	246	262
Investor relations	139	181

Our salaries and payroll-related and office-related expenses increased in 2019 due to increased sales personnel at Odor-No-More. Consulting expense increased due to increased activity at Clyra Medical, as well as increased activity for investor relations, financings, and business development.

Research and Development

In the year ended December 31, 2019, we spent approximately $1,472,000 in the research and development of our technologies and products. This was a decrease of 14% ($247,000) compared to 2018, primarily due to a shift in focus from pure research to commercializing in our Canadian operations. Our R&D expenses do not include over $300,000 in internal billings from our engineering division’s work on internal BioLargo projects.

Interest expense

Our interest expense for the year ended December 31, 2019 was $3,996,000, an increase of $501,000 compared with 2018. Of our total interest expense, only $195,000 was paid in cash, and the remainder, $3,801,000, was paid by issuing shares of our common stock. Our non-cash interest related expenses were comprised primarily as follows: (i) $3,376,000 non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument (in 2018, it was $2,766,000), and (iii) $200,000 related to interest paid in stock on debt instruments.

While we cannot predict our interest expense in 2020, our outstanding debt as of December 31, 2019 was higher than as of December 31, 2018, and thus we expect our interest expense in 2020 to increase. Additionally, we record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is amortized as interest expense over the term of the convertible notes. We expect our interest expense to increase in 2020 because the total amount we amortize (the line item on our balance sheet “Discount on convertible notes payable and line of credit, net of amortization”) increased by $1,375,000 in 2019 – from $323,000 at December 31, 2018, to $1,654,000 at December 31, 2019.

Net Loss

Net loss for the year ended December 31, 2019 was $11,440,000 a loss of $0.08 per share, compared to a net loss for the year ended December 31, 2018 of $10,696,000 a loss of $0.09 per share. Our net loss this year was somewhat offset by an increase in revenue; nevertheless, the net loss increased mainly due to the increase in non-cash financing costs, non-cash interest expense to obtain capital, and increased payroll and related office expenses which are primarily associated with increased sales personnel at Odor-No-More. The nominal decrease in net loss per share for the year ended December 31, 2019 is primarily attributable to the increase in the number of shares outstanding from 2018 to 2019.

The net loss per business segment is as follows (in thousands):

Net loss	Year ended December 31, 2018	Year ended December 31, 2019
Odor-No-More	$(433)	$(337)
BLEST	(750)	(749)
Clyra Medical	(883)	(1,283)
BioLargo Water	(571)	(447)
BioLargo corporate	(8,059)	(8,624)
Consolidated net loss	$(10,696)	$(11,440)

It is important to note that of the 2019 BioLargo corporate net loss of $9,221,000, interest expense was $3,996,000, of which $3,801,000 was non-cash expense. Additionally, we recorded $1,522,000 of stock option compensation expense and an additional $710,000 of services were paid by the issuance of our common stock. The total of these non-cash items account for $6,033,000 of the consolidated loss of $11,440,000 in total losses. Assuming they continue to expand sales, we believe that Odor-No-More and BLEST (engineering) can achieve positive cash flow from operations at some point in the future. However, with the continued development costs associated with Clyra Medical (even though it is financed directly through the sale of stock in Clyra), and with the addition of any ongoing development costs associated with BioLargo Water to be incurred through pre-commercial piloting, we expect to continue to incur a net loss for the foreseeable future.

We have made considerable investments in our water and medical technologies as well as supporting the start-up expenses for our engineering team. We believe those investment will pay off as we now are narrowly focused on commercial sales.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2019, we had a net loss of $11,440,000, used $4,422,000 cash in operations, and at December 31, 2019, we had a working capital deficit of $3,289,000, and current assets of $1,065,000.  At December 31, 2019, our total liabilities included $4,757,000 in convertible debt, promissory notes, and line of credit obligations. Of these obligations, we may require conversion of an aggregate principal amount of $3,237,000 at maturity. The remainder of the notes are convertible only at the option of the noteholder. Of the amounts that we cannot require conversion at maturity, as of the date of this report, $70,000 is due on May 7, 2020, and $550,000 is due in August 2020. We do not believe gross profits will be sufficient to fund our current level of operations or pay these debts , and thus we believe we will have to raise additional investment capital to both fund our operations and refinance this debt.

We have increasingly relied on our credit line from Lincoln Park Capital (see Note 3 to our Consolidated Financial Statements) to provide working capital, receiving $288,000 during the first quarter of 2020. On March 30, 2020, we entered into a new purchase agreement and registration rights agreement with Lincoln Park for a $10,250,000 equity line, under similar terms as our previous arrangement, which was set to expire in August 2020. Lincoln Park has pledged an initial share purchase of $250,000, at $0.14 per share.

In the past, we have received significant investments into our private offerings. In light of the COVID-19 virus pandemic and March 2020 stock market crash, we are not able to predict whether private funding will be available for the remainder of the year. If we are unable to continue to raise cash through private offerings or our Lincoln Park equity line, we will be forced to curtail our operations.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. Odor-No-More and BLEST generate cash by selling products and services. Clyra Medical obtains cash from third party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits. Our corporate operations generate cash through private offerings of stock, debt instruments, and warrants. In 2019, cash was generated as follows (in thousands):

	Year ended December 31, 2018	Year ended December 31, 2019
SOURCES OF INCOME AND CASH
Revenue from operations	$1,364	$1,861
Grant income	158	218
Tax credit income	73	63
Cash investments (to BioLargo)	2,637	5,020
Cash investments (to Clyra)	1,005	536
Total:	$5,237	$7,698

Although two segments (Odor-No-More and BLEST) generated revenues in the year ended December 31, 2019, neither generated operating profits. As such, we provided a cash subsidy to each business segment to allow it to fund its operations. While revenues have increased in both operating segments, both continue to expand operations and thus continue to generate losses.

In the first quarter of 2019, we shifted focus at our Canadian subsidiary (BioLargo Water) from pure research and development to commercializing the AOS system. In doing so, we reduced our research staff and thus reduced its monthly cash needs by $15,000. In late 2019, BioLargo Water commenced a Regulation Crowdfunding offering in an attempt to raise internal capital to fund its operations, which remains ongoing. Further efforts are being made to generate commercial revenues, including development of a hand sanitizer product to address the need for that product in light of the COVID-19 pandemic.

Clyra Medical is unique in that it funds its operations through third party investments. We do not intend to subsidize its operations in the future.

We used $4,422,000 cash in our total operations in 2019. At December 31, 2019, we had current assets of $1,065,000. Thus, to maintain the same level of operations in 2020, and notwithstanding the increasing revenues at Odor-No-More and BLEST, we expect to continue to need to raise significant investment capital. In 2019, we conducted private securities offerings and received $4,466,000 net proceeds. Since first acquiring the BioLargo technology in the spring of 2007, we have received investment capital of approximately $22,000,000 which we have invested in development and commercialization efforts. We intend to continue to raise money through private securities offerings for the foreseeable future.

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a written purchase order , in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. Odor-No-More also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized in arrears as the work is performed.

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. A few contracts have called for milestone or fixed cost payments where BLEST bills an agreed-to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a receivable or payable is created. These accounts are adjusted upon additional billings as the work is completed. To date, there have been no discounts or other financing terms for the contracts.

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

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. At present, these equity features of the convertible promissory notes have recorded a discount to the convertible notes that is substantially equal to the proceeds received.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2018 and 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business , including the addition of an engineering division in late 2017, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, currently scheduled to be held on July 23, 2020 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit  Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Certificate of Designations of BioLargo, Inc. creating Series A Preferred Stock	Form 10-KSB	11/16/2004
3.3	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
3.5	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	Form of Series A Stock Purchase Warrant issued in 2015 Unit Offering	Form 10-K	3/31/2015
4.4	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.5	Form of Warrant issued to December 2014/January 2015 noteholders	Form 10-K	3/31/2015
4.6	BioLargo, Inc. Investors’ Rights Agreement dated December 30, 2015, as a shareholder of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.7	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.8	Form of Warrant issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.9	Form of One-Year Note issued July 2017	Form 10-Q	8/14/2017
4.10	Form of Warrant issued to One-Year Noteholder July 2017	Form 10-Q	8/14/2017
4.11	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
4.12	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.13	Convertible Promissory Note issued to Vista Capital Investments LLC dated December 14, 2017	Form 8-K	12/22/2017
4.14	December 18, 2017, amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	12/22/2017
4.15	Line of credit, matures September 1, 2019	Form 10-Q	5/14/2018

4.16	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.17	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.18	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.19	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.20	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.21	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.22	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.23	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.24	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.25	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.26	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.27	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.28	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.29	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.30	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.31	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.32	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019
4.33	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.34	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.35	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.36	Amendment dated March 5, 2019 to Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	3/8/2019
4.37	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.38	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019

4.39	10% Convertible Promissory Note issued to Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
4.40	Convertible Promissory Note issued to Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
4.41	Securities Purchase Agreement by and between BioLargo, Inc., and EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
4.42	10% Convertible Promissory Note issued to EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
4.43	Amendment #1 to the Convertible Note issued on June 4, 2019 to EMA Capital, LP	Form 8-K	6/7/2019
4.44	OID twelve-month promissory note	Form 8-K	8/2/2019
4.45	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.46	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.47	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.48	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.49	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.50	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.51	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.52	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019
4.53	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
10.1†	Employment Agreement dated as of April 30, 2007 between the Company and Kenneth R. Code	Form 10-KSB	5/4/2007
10.2†	Engagement Agreement dated February 1, 2008 between BioLargo, Inc. and Charles K. Dargan, II	Form 8-K	2/4/2008
10.3†	Amendment to the April 30, 2007 Employment Agreement between the Company and Dennis P. Calvert	Form 8-K	12/31/2012
10.4	License Agreement with Insultech Manufacturing LLC dba Clarion Water	Form 10-Q	8/15/2014
10.5	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.6	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.7	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.8	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.9†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017

10.10†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.11†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.12	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.13	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.14†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.15	Securities Purchase Agreement by and between BioLargo, Inc., and Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
10.16	Securities Purchase Agreement by and between BioLargo, Inc., and Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
10.17†	Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.18†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.19†	2020 Engagement Extension Agreement with Charles K. Dargan II	Form 8-K	2/27/2020
10.20	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP
24.1	Power of Attorney (see signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 31, 2020	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 31, 2020
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 31, 2020
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 31, 2020
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 31, 2020
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 31, 2020
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 31, 2020
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 31, 2020
Kent C. Roberts II

/s/John S. Runyan	Director	March 31, 2020
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB ASC 842, Leases, using the effective date option, as approved by the FASB in July 2018.

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

Irvine, California

March 31, 2020

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	DECEMBER 31, 2019
Assets
Current assets:
Cash and cash equivalents	$655	$655
Accounts receivable, net of allowance	257	355
Inventories, net of allowance	26	16
Prepaid expenses and other current assets	17	39
Total current assets	955	1,065

In-process research and development (Note 9)	1,893	1,893
Equipment, net of depreciation	126	95
Other non-current assets	35	35
Right of use, operating lease, net of amortization	—	411
Deferred offering cost	176	122
Total assets	$3,185	$3,621

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$501	$602
Clyra Medical note payable (See Note 9)	—	1,007
Note payable	400	50
Line of credit	430	50
Convertible notes payable	1,365	3,957
Discount on convertible notes payable, and line of credit, net of amortization	(205)	(1,472)
Deferred revenue	—	35
Lease liability, current	—	125
Total current liabilities	2,491	4,354
Long-term liabilities:
Convertible notes and note payable	285	700
Discount on convertible notes payable, net of amortization	(118)	(182)
Clyra Medical note payable (Note 9)	1,007	—
Liability to Clyra Medical shareholder (Note 9)	643	643
Lease liability	—	286
Total liabilities	4,308	5,801
COMMITMENTS, CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2018 and December 31, 2019, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 Shares Authorized, 141,466,071 and 166,256,024 Shares Issued, at December 31, 2018 and December 31, 2019, respectively.	95	111
Additional paid-in capital	110,222	121,327
Accumulated other comprehensive loss	(90)	(99)
Accumulated deficit	(111,723)	(123,492)
Total Biolargo Inc. and Subsidiaries stockholders’ equity (deficit)	(1,496)	(2,153)
Non-controlling interest (Note 9)	373	(27)
Total stockholders’ equity (deficit)	(1,123)	(2,180)
Total liabilities and stockholders’ equity (deficit)	$3,185	$3,621

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	DECEMBER 31, 2019
Revenue
Product revenue	$1,123	$1,460
Service revenue	241	401
Total revenue	1,364	1,861

Cost of revenue
Cost of goods sold	(571)	(627)
Cost of service	(172)	(318)
Total cost of revenue	(743)	(945)
Gross profit	621	916

Operating expenses:
Selling, general and administrative expenses	5,314	6,140
Research and development	1,719	1,472
Total operating expenses	7,033	7, 612

Operating loss	(6,412)	(6,696)

Other income (expense):
Grant income	158	218
Tax credit income	73	63
Interest expense	(3,494)	(3,996)
Debt conversion expense	(276)	—
Loss on extinguishment of debt	(745)	(1,029)
Total other (expense) income	(4,284)	(4,744)

Net loss	(10,696)	(11,440)

Net loss attributable to noncontrolling interest	(475)	(750)
Net loss attributable to common stockholders	$(10,221)	$(10,690)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.09)	$(0.08)
Weighted average number of common shares outstanding:	122,000,940	152,086,221

Comprehensive loss attributable to common stockholders

Net loss	$(10,696)	$(11,440)
Foreign currency translation adjustment	(28)	(9)
Comprehensive loss	(10,724)	(11,449)

Comprehensive loss attributable to noncontrolling interest	(475)	(750)
Comprehensive loss attributable to stockholders	$(10,249)	$(10,699)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)
Balance, December 31, 2017	104,164,465	$70	$97,093	$(101,205)	$(62)	$695	$(3,409)
Conversion of notes	18,859,100	13	6,177	—	—	—	6,190
Inducement to convert notes	2,749,197	2	630	—	—	—	632
Issuance of common stock for service	3,214,121	2	906	—	—	—	908
Issuance of common stock for interest	2,042,196	1	523	—	—	—	524
Financing fee in common stock	402,385	—	127	—	—	—	127
Issuance of common stock for the acquisition of In-process research and development	7,142,858	5	(5)	—	—	—	—
Sale of stock for cash	2,891,749	2	837	—	—	—	839
Warrant exercise price reduction for cash	—	—	149	—	—	—	149
Stock option compensation expense	—	—	1,335	—	—	—	1,335
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	795	—	—	—	795
Issuance of Clyra common stock	—	—	852	—	—	153	1,005
Fair value of warrants for extension of debt	—	—	506	—	—	—	506
Deemed dividend for the change in accounting for derivative liability	—	—	297	(297)	—	—	—
Net loss	—	—	—	(10,221)	—	(475)	(10,696)
Foreign currency translation	—	—	—	—	(28)	—	(28)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	12,105,699	8	1,727	—	—	—	1,735
Warrant exercise	7,544,456	5	555	—	—	—	560
Issuance of common stock for service	3,318,490	2	708	—	—	—	710
Issuance of common stock for interest	915,164	1	199	—	—	—	200
Financing fee in common stock cancelled	(150,000)	—	(42)	—	—	—	(42)
Stock issuance to officer	500,000	—	•	—	—	—	—
Sale of stock for cash	556,144	—	125	—	—	—	125
Stock option compensation expense	—	—	1,522	—	—	—	1,522
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	3,931	—	—	—	3,931
Issuance of Clyra common stock	—	—	186	—	—	350	536
Debt extinguishment expense	—	—	619	—	—	—	619
Warrant reprice	—	—	56	—	—	—	56
Exchange Clyra ownership for Biolargo Debt	—	—	440	—	—	—	440
Preferred Series A Clyra dividend, converted to Clyra Shares	—	—	270	(270)	—	—	—
Deemed dividend for the change in accounting for derivative liability	—	—	809	(809)	—	—	—
Net loss	—	—	—	(10,690)	—	(750)	(11,440)
Foreign currency translation	—	—	—	—	(9)	—	(9)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

(in thousands, except for per share data)

	DECEMBER 31, 2018	DECEMBER 31, 2019
Cash flows from operating activities
Net loss	$(10,696)	$(11,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,335	1,522
Common stock issued in lieu of salary to officers and fees for services from vendors	898	710
Common stock issued for interest	524	200
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	2,766	3,376
Loss on extinguishment of debt	745	1,029
Debt conversion expense	276	—
Deferred offering expense	19	53
Financing fee paid in stock (cancellation)	42	(42)
Warrant reprice	—	56
Amortization and depreciation expense	50	65
Bad debt expense	—	24
Changes in assets and liabilities:
Accounts receivable	(163)	(121)
Inventories	28	9
Accounts payable and accrued expenses	284	123
Deferred revenue	—	35
Prepaid expenses and other assets	1	(21)
Net cash used in operating activities	(3,891)	(4,422)
Cash flows from investing activities
Equipment purchases	(58)	(35)
Net cash used in investing activities	(58)	(35)
Cash flows from financing activities
Proceeds from convertible notes payable	705	1,632
Proceeds from OID offering	—	2,703
Proceeds from the sale of stock in Clyra Medical	1,005	536
Repayment of Clyra Medical note payable	(243)	—
Proceeds from sale of stock to Lincoln Park Capital	839	125
Proceeds from notes payable	400	—
Proceeds from line of credit	430	—
Proceeds from conversion inducement	357	—
Proceeds from warrant buy down	149	—
Proceeds from warrant exercise	—	560
Repayment of note payable	—	(915)
Repayment of letter of credit	—	(175)
Net cash provided by financing activities	3,642	4,466
Net effect of foreign currency translation	(28)	(9)
Net change in cash	(335)	—
Cash at beginning of year	990	655
Cash at end of year	$655	$655
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$54	$195
Income taxes	$13	$3
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes and letter of credit	$795	$3,931
Conversion of convertible notes payable into common stock	$6,190	$1,735
Convertible Notes issued with Original Issue Discount	$—	$1,008
Note payable issued for intellectual property	$1,250	$—
Liability to Scion Solutions, LLC	$643	$—
Exchange of Note Payable for Clyra Shares	$—	$440
Fair value of stock issued for equipment	$10	$—
Fair value of stock issued for financing fees	$85	$—
Fair value of stock issued for conversion of Clyra Medical line of credit	$250	$—
Exercise of stock options	$12	$—
Clyra preferred shares dividend exchange for Clyra common stock	$—	$270
Right of use / operating lease	$—	$411
Deemed dividend	$297	$809

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Description of Business

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to "make life better" by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air. The company also owns a minority interest  in an advanced wound care subsidiary that has licensed BioLargo Technologies and it plans to spin out or sell when the appropriate opportunity is identified.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2019, we had a net loss of $11,440,000, used $4,422,000 cash in operations, and at December 31, 2019, we had a working capital deficit of $3,289,000, and current assets of $1,065,000. We do not believe gross profits will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2020, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2019, we generated revenues of $1,861,000 through two subsidiaries (Odor-No-More and BLEST – see Note 11, “Business Segment Information”). Neither generated enough revenues to fund their operations, or fund our corporation operations or other business segments, and thus to continue to operate throughout 2019, we conducted private securities offerings. During the year ended December 31, 2019, we received $4,466,000 net proceeds from various private securities offerings, and ended the year with total cash and cash equivalents of $655,000. We intend to refinance or renegotiate the $550,000 in debt obligations due in August 2020; the remainder of debt due in 2020 is convertible at maturity. Our cash position is insufficient to maintain our current level of operations and research/development, and thus we will be required to raise substantial additional capital to continue to fund our operations in calendar year 2020, as well as our future business plans. We continue to raise money through private securities offerings and our LPC Purchase Agreement (see Notes 3 and 13), and continue to negotiate for more financing from private and institutional investors. No assurance can be made of our success at raising money through private or public offerings.

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 97.5% (see Note 10) of BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). We also own 36% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 9).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, BLEST, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 36% of the outstanding voting stock), it does exercise control under the “Variable Interest Model.” There is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. Biolargo has consolidated Clyra Medical’s operations for all periods presented. (See Note 9.)

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

As of December 31, 2018 and 2019, our cash balances were made up of the following (in thousands):

	2018	2019
Biolargo, Inc. and subsidiaries	$193	$652
Clyra Medical Technologies, Inc.	462	3
Total	$655	$655

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2018 was nil and 2019 was $24,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the year ended December 31, 2018, we had one customer and during the year ended December 31, 2019, there were no customers that accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	2018	2019
Customer A	33%	<10%

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had two customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2018 and three customers at December 31, 2019 as follows:

	2018	2019
Customer B	12%	<10%
Customer C	31%	<10%
Customer D	<10%	20%
Customer E	<10%	14%
Customer F	<10%	13%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2018 and 2019 was $3,000. As of December 31, 2018 and 2019, inventories consisted of (in thousands):

	2018	2019
Raw material	$14	$11
Finished goods	12	5
Total	$26	$16

Other Assets

Other Assets consisted of security deposits of $35,000 related to our business offices.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2018 and 2019, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development (see Note 9).

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2018 and 2019, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Share-Based Compensation Expense

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award, which is the vesting period. Fair value is determined on the grant date. Share-based compensation expense is based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

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

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2018 and 2019:

	2018						2019
	Non Plan			2007 Plan			Non Plan			2018 Plan
Risk free interest rate	2.43	–	2.91%	2.89	–	2.91%	1.68	–	2.65%	1.68	–	2.65%
Expected volatility	538	–	563%	489	–	548%	133	–	152%	133	–	152%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Life in years		7			7			10			10

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have revenue from two subsidiaries, Odor-No-More and BLEST. Odor-No-More identifies its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Odor-No-More recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB Odor-No-More’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. Odor-No-More also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized in arrears as the work is performed.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. A few contracts have called for milestone or fixed cost payments where BLEST bills an agreed to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a receivable or payable is created. These accounts are adjusted upon additional billings as the work is completed. To date, there have been no discounts or other financing terms for the contracts.

In the event that we generate revenues from royalties or license fees from our intellectual property, we anticipate a licensee would pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. Upon entering into a licensing agreement, we will determine the appropriate method of recognizing the royalty and license fees.

Government Grants

We have been awarded multiple research grants from the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP) and the National Science and Engineering Research Council of Canada (NSERC). The grants received are considered other income and are included in our consolidated statements of operations. We received our first grant in 2015 and have been awarded over 75 grants totaling over $3. million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2018 and 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required. We adopted this standard effective January 1, 2019 using the effective date option, as approved by the FASB in July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. As of December 31, 2019, the gross up of our balance sheet related to our operating leases totals $411,000. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the ONM lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.

Recent Accounting Pronouncements.

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

In June 2018, The FASB issued Accounting Standards Update No. 2018-07, “Compensation – Stock Compensation (topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts and Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We implemented the new guidelines during 2019 and there was not a substantial impact to our stock compensation expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2018 and 2019, our transactions pursuant to the Purchase Agreement with Lincoln Park totaled:

	2018	2019
Shares sold to Lincoln Park	2,891,749	556,144
Additional commitment shares	41,016	6,194
Total shares issued to Lincoln Park:	2,932,765	562,338

Gross proceeds to BioLargo:	$839,000	$125,000

We recorded the stock sales in our equity statement and the additional shares issued reduce the deferred offering costs.

Subsequent to December 31, 2019, we continue to draw on the LPC Purchase Agreement for investment capital (see Note 13).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2018 and 2019 (in thousands).

	2018	2019
Current liabilities:
Notes payable and line of credit
Notes payable, previously due September 6, 2019	$400	$—
Note payable, due on demand 60 days’ notice (or March 8, 2023)	—	50
Line of credit, due on demand 30 days’ notice after September 1, 2019	430	50
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (Note 9)	—	1,007
Total notes payable and line of credit	$830	$1,107

Convertible notes payable:
Convertible note, matured January 11, 2019	300	—
Convertible note, matured July 20, 2019(1)	440	—
Convertible notes, matured December 31, 2019(1)	75	—
Convertible note, matured February 28, 2020	550	—
Convertible note, matures April 7, 2020	—	270
Convertible note, matures June 20, 2020(1)(2)	—	25
Convertible 12-month OID notes, mature beginning June 2020(1)	—	3,112
Convertible notes, mature August 12 and 16, 2020(2)	—	550
Total convertible notes payable	$1,365	$3,957

Total current liabilities	$2,195	$5,064

Long-term liabilities:
Convertible note payable, matures August 9, 2021	—	600
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (See Note 9)	1,007	—
Convertible notes payable, mature June 20, 2020(1)	25	—
Convertible notes payable, mature April 20, 2021(1)	100	100
Convertible notes, mature June 15, 2021(1)	110	—
Note payable, matures March 8, 2023 (or on demand 60 days’ notice)	50	—
Total long-term liabilities	$1,292	$700

Total	$3,487	$5,764

(1)	These notes are convertible at our option at maturity.
(2)	These notes are convertible by the noteholders, and not convertible by the Company.

For the years ended December 31, 2018 and 2019, we recorded $3,494,000 and $3,996,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and line of credit (see also Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Debt Obligations

During the year ended December 31, 2018, $6,190,000 of debt was converted into shares of our common stock. During the year ended December 31, 2019, $1,735,000 of debt was converted into shares of our common stock.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion of Convertible Notes, mature December 31, 2019 (Winter 2016 Unit Offering)

Of the $292,000 of promissory notes issued in our Winter 2016 Unit Offering, all but $75,000 were converted in May 2018 (see table above). The remaining note, held by one investor, converted on the December 31, 2019 maturity date, at the $0.57 conversion price, into 131,579 shares of common stock.

Payment - Convertible Note, matures January 11, 2019

On October 16, 2018, we received $225,000 and issued a promissory note in the principal amount of $300,000 that incurs interest at an annual rate of 5%, and was scheduled to mature January 11, 2019. The $75,000 original issue discount is recorded as a discount on our convertible note and was amortized to interest expense over the term of the note. In addition to the note, we issued the investor a stock purchase warrant (see Note 6).

On January 8, 2019, we paid this note in full.

Convertible Note, matures April 18, 2020

On April 18, 2019, we received $188,000 and issued a convertible note to Bellridge Capital, LP (“Bellridge”) in the principal amount of $220,000 (the “Bellridge Note”), representing a 10% original issue discount, and a deduction of $10,000 for legal fees paid to the investor. The note was originally due April 18, 2020 and earned interest at 10% per annum.

The Bellridge Note is convertible at the option of Bellridge at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $120,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense.

On October 2, 2019, we paid the $220,000 balance of the note in full and also incurred an early payment penalty totaling $69,000, recorded as interest expense on our statement of operations.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable, matures March 8, 2023 (or on demand)

On March 8, 2018, we received $50,000 and entered into a note payable. The note is due on upon demand from the noteholder, with sixty days’ notice. In the absence of the demand, the maturity date is March 8, 2023. In lieu of interest, we issued the noteholder a warrant (see Note 6). The noteholder has indicated a desire to continue to roll the note forward for the foreseeable future.

Lines of credit, due on demand

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

During the three months ended December 31, 2019, $175,000 was paid to line of credit holders. As of December 31, 2019, the line of credit outstanding balance totaled $50,000. There is no prepayment penalty, and we may pay this debt at any time.

Notes payable, mature August 12 and 16, 2020 (previously due September 6, 2019)

On September 19, 2018, we received $400,000 and issued promissory notes originally due January 5, 2019 and incurring interest at an annual rate of 12%, and stock purchase warrants (see Note 6), to two investors (Vernal Bay Investments, LLC (“Vernal”) and Chappy Bean, LLC (“Chappy Bean”)).

We and the noteholders agreed to extend the maturity dates of the notes multiple times in 2019. In August, 2019, we made a partial payment to one of the noteholders, and agreed to refinance the remaining $440,000 principal and interest through the issuance of amended and restated convertible promissory notes due in 12 months, which included a 25% original issue discount, and is convertible by the holders at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. The terms of the investment are similar to that offered to the Twelve-month OID note investors (see section below), and thus we issued warrants in conjunction with the amended and restated notes (see Note 6). Including the OID, the principal amount due on the notes is $550,000.

The total of the fair value of the warrants and the fair value of the new notes and their beneficial conversion features exceeded the carrying value of the old notes by $422,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes, due November 5, 2019 and December 7, 2019 (Tangiers Global)

 On January 31, 2019, we issued a 12% Convertible Promissory Note to Tangiers Global, LLC (“Tangiers”) in the aggregate principal amount of up to $495,000 (the “Tangiers Note”). The note allows for two payments, each due in nine months after receipt, and incurs a guaranteed interest of 12% at inception. The initial payment of $300,000 was received on February 5, 2019, representing a $330,000 principal amount and 10% original issue discount. It was due November 5, 2019. We received the second payment, in the amount of $150,000, on March 7, 2019, increasing the principal amount due under the note to $495,000. This second amount, plus guaranteed interest, was due December 7, 2019. In the aggregate, the principal amount of the note, plus guaranteed interest, totals $554,000.

The Tangiers Note is convertible at the option of Tangiers at a conversion price equal to 75% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days prior to the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $185,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note and recorded as interest expense in 2019.

On July 29, 2019, Tangiers Global, LLC, elected to convert $369,000 principal amount due on its promissory note issued January 31, 2019, into 2,640,000 shares of common stock.

On October 2, 2019, Tangiers Global, LLC, elected to convert the remaining $184,000 principal amount due on its promissory note issued January 31, 2019, into 1,200,000 shares of common stock.

Convertible Nine-Month OID Notes

During January and February 2019, we issued convertible promissory notes due in nine months (each, an “OID Note”) in the aggregate principal amount of $213,000, with a 25% original issue discount. These notes were initially convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. Our agreement with the investors provided that the initial conversion price may be adjusted downward in the event the Company subsequently issues a convertible promissory note at a lower conversion rate (with this lower conversion rate becoming the adjusted conversion rate under the OID Note), or conducts an equity offering at a per-share price less than $0.25. Each investor also received a stock purchase warrant equal to 75% of the principal amount, divided by the conversion price of $0.25 (see Note 6).

On June 7, 2019, we began issuing twelve-month OID notes at a lower conversion price ($0.17; see “Convertible Twelve-month OID notes”, below). As such, we reduced conversion prices of these notes to $0.17, resulting in an increase of 300,000 shares available for purchase under the warrants.

On their maturity dates, we issued an aggregate 1,340,698 shares of our common stock in satisfaction of the principal and interest due on these notes.

Convertible Notes, mature June 15, 2021

On June 15, 2018, we received $75,000 and issued a convertible promissory note in the principal amount of $82,500. On August 7, 2018, we received $25,000 and issued an OID Note in the principal amount of $32,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The original issuance discount totaled $10,000, and is recorded as a discount on convertible notes payable on our balance sheet. The discount will be amortized and recorded to interest expense over the term of the notes. The notes mature June 15, 2021, and incur interest at the rate of 15% per annum. Interest due will be paid quarterly in arrears in shares of common stock, paid at a conversion price equal to the average closing price of the Company’s common stock over the 20 trading days prior to the interest payment due date. The notes are convertible by the investors at any time, and convertible by the Company (i) at maturity, (ii) in the event the Company’s stock price closes at two times the conversion price for 20 consecutive days, provided that either the shares underlying the convertible note are registered with the SEC, or more than six months has elapsed since the date of the investment.

In September 2019, these notes were satisfied through the issuance of amended and restated convertible notes totaling $125,000 due in 12 months, September 2020, including a 25% original issue discount. Similar to the Twelve-month OID notes (see following section), the investors also received a warrant to purchase an aggregate 551,471 shares of our common stock (see Note 6). The amended and restated note is convertible by the holder at $0.17 per share. The interest rate was reduced from 18% to 5% per annum.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total of the fair value of the warrants and the fair value of the new notes and their beneficial conversion feature exceeded the carrying value of the old note by $64,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

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

We must prepay the OID Notes upon the conclusion of a “qualifying offering” (an offering raising $3.5 million or more); in the event a qualified offering is not concluded prior to the maturity date, or the Note is otherwise not paid in full, the Company shall redeem the notes by issuing the number of shares of common stock equal to the outstanding balance divided by the lower of (i) the then-current conversion price (which is $0.17 as of the date of this report), and (ii) seventy percent (70%) of the lowest daily volume weighted average price (“VWAP”) during the 25 trading days immediately preceding the conversion.

On October 22, 2019, a holder of a Twelve-month OID Note elected to convert $63,000 principal amount and accrued interest into 401,446 shares of common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note, matures April 7, 2020 (Vista Capital)

On January 7, 2019, Vista Capital Investments, LLC (“Vista Capital”) invested $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%, recorded as a discount on convertible notes and will be amortized over the term of the note. The Vista 2019 Note allows Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note contains standard provisions of default, and precludes the issuance of shares to the extent that Vista Capital would beneficially own more than 4.99% of our common stock. We may pre-pay the Vista 2019 Note within 90 days of the issuance date by giving 10 business day notice of the intent to pre-pay, and then tendering 120% of the outstanding balance of the note. Vista Capital has the option to convert the note to common stock during the 10-day period. The Vista 2019 Note also includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense. On August 13, 2019, we and Vista Capital amended the note extending the maturity date to April 7, 2020 (see also Note 13, “Subsequent Events”).

With respect to the above transactions with Vista Capital, Lincoln Park Capital Fund, LLC agreed to waive the provisions of the Purchase Agreement dated August 25, 2017, prohibiting variable rate transactions. As consideration for this waiver, we issued to Lincoln Park a warrant to purchase 250,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. In the event the shares underlying the warrant are not registered, the warrant allows the holder to do a “cashless” exercise. (See Note 6.)

On November 22, 2019 and December 17, 2019, Vista Capital elected to convert $50,000, totaling $100,000, into 690,530 shares of common stock. As of December 31, 2019, the outstanding balance on this note totals $270,000. Vista has elected to convert an additional $200,000 of its note (see Note 13), leaving a remaining balance of $70,000 as of the date hereof.

Convertible Note, matures April 18, 2020 (Vista Capital)

On December 18, 2017, we received $500,000 from Vista Capital and issued a convertible promissory note (the “Vista 2017 Note”) in the aggregate principal amount of $500,000 at 5% annual interest, which was originally convertible into shares of common stock of the Company at $0.394 per share.

In June 2018, Vista Capital elected to convert $52,000 of the outstanding principal and interest balance of the Vista Note and we issued 208,100 shares of our common stock.

On September 12, 2018, Vista Capital agreed to extend the maturity date of the Vista 2017 Note to December 18, 2018.  In return, we increased the principal outstanding balance by 20% or $92,000. In addition, we issued the noteholder a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share, which was fair valued using the Black Scholes option model at $488,000 (see Note 6). We accounted for this as a modification of the note and accounted for the present value of $166,667 as a loss on extinguishment.

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

On January 7, 2019, we and Vista Capital agreed to extend its maturity date to April 15, 2019. The principal amount of the note was increased to $605,100 as a result of this extension. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $487,000, all of which was recorded as interest expense during the three months ended March 31, 2019.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, Vista elected to convert $605,000 of the outstanding principal and interest of the Vista 2017 Note and we issued 5,333,737 shares of our common stock. Of that amount, 5,211,331 shares were issued as payment of principal, and 122,406 shares as payment of interest. This Vista 2017 Note is paid in full as of December 31, 2019.

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

At maturity, the note automatically converts, at the holder’s option, into either BioLargo common shares at $0.42 per share, 2,000 shares of Clyra Medical common stock held by BioLargo, or any combination thereof. The fair value of the beneficial conversion feature resulted in a $171,000 discount which was amortized to interest expense over the term of the convertible note.

On the July 20, 2019 maturity date, the holder of a note in the principal amount of $440,000 elected to convert the principal amount due on the note into 2,000 shares of Clyra Medical common stock held by BioLargo, and $106,600 in accrued and unpaid interest into 384,980 shares of BioLargo common stock using the 20-day closing average of $0.27 per share. (See Note 9).

Convertible Note, matures April 18, 2020

On April 18, 2019, we received $188,000 and issued a convertible note to Bellridge Capital, LP (“Bellridge”) in the principal amount of $220,000 (the “Bellridge Note”), representing a 10% original issue discount, and a deduction of $10,000 for legal fees paid to the investor. The note is due April 18, 2020 and earns interest at 10% per annum.

The Bellridge Note was convertible at the option of Bellridge at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $120,000 recorded as a discount on convertible notes on our balance sheet which was over the term of the note as interest expense.

In October 2019, we paid this note in full.

Convertible notes, mature February 14 and March 17, 2020

On May 14, 2019, we received $95,000 and issued a convertible note to Crossover Capital Fund I, LP (“Crossover Capital”) in the principal amount of $110,000, representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The note was due nine months from the date of issuance, on February 14, 2020. On June 17, 2019, we received a second investment from Crossover Capital in the amount of $77,000 and issued a convertible note in the principal amount of $90,000, representing a 10% original issue discount, and a deduction of $5,000 for legal fees and due diligence. The notes are convertible at the option of Crossover Capital at a conversion price equal to 70% of the lowest closing bid price of our common stock during the 25 trading days prior to the conversion date. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $134,000 recorded as a discount on convertible notes on our balance sheet which was amortized over the terms of the notes as interest expense.

In October 2019, we paid these notes in full.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The EMA Note is convertible at the option of EMA at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 25 trading days prior to the conversion date. We may prepay the EMA Note at any time. If we do so up to 90 days after the effective date, the amount due is equal to 125% of the unpaid principal amount of the note along with any accrued interest, and thereafter, the amount due is 130% of the unpaid principal amount of the note along with any accrued interest. Upon the occurrence of an event of default, as such term is defined under the EMA Note, additional interest will accrue from the date of the event of default at a rate equal to the lesser of 24% per annum or the highest rate permitted by law. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $77,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense.

On September 24, 2019, we paid this note in full.

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

We received a total of $604,000 of investments in our Summer 2017 Unit Offering from ten accredited investors and issued convertible promissory notes at $0.42 a share and stock purchase warrants at $0.65 per share (see Note 6). The offering documents assured the investors that in the event a subsequent pricing supplement offered a lower conversion or exercise price, prior investors would be given those favorable terms. On December 29, 2017, we issued a pricing supplement lowering the unit price to $0.394. On February 12, 2018, we issued a third pricing supplement lowering the unit price to $0.30, and the warrant exercise price to $0.48 per share. As a result of these reductions, we notified each investor of the decrease in conversion price, and increased the number of warrant shares available to each investor.

In May 2018, investors holding notes in the principal amount of $478,000 elected to convert their notes to common stock (reflected in the table above). As a result of these conversions, we issued an aggregate 2,372,817 shares of our common stock (1,595,670 for principal, and 777,146 for interest). On November 11, 2018, a holder elected to convert a note in the principal amount of $100,000 and we issued 333,334 shares of common stock. As of December 31, 2018 and 2019, one note in the principal amount of $25,000 remained outstanding on this offering.

Convertible Note, matures April 20, 2021 (Spring 2018 Unit Offering)

In March 2018 we received one investment of $100,000 for a promissory note convertible at $0.30 per share, and issued a warrant to purchase 333,333 shares (see Note 6). This investment was received from an entity owned/controlled by a member of our board of directors. In light of the decreasing price of our common stock, in September 2018, we issued a pricing supplement reducing the unit price to $0.25 per share and reducing the warrant exercise price to $0.40 per share. As a result of the issuance of this pricing supplement, the unit and warrant price of the prior investor were changed to reflect these new prices. We received no further investments in this offering. As of December 31, 2018 and 2019, $100,000 was outstanding.

Convertible note, matures August 9, 2021

On August 9, 2019, we received $600,000 from one accredited investor and issued a promissory note in the principal amount of $600,000, maturing in two years, accruing interest at 15% to be paid in cash monthly, and which converts to common stock at the holder’s option at $0.30 per share. This investor also received a warrant to purchase 1,200,000 shares of our common stock at $0.30 per share, expiring five years from the grant date (see Note 6).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share-Based Compensation

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

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During 2019, we issued 1,080,951 shares of our common stock at a conversion price range of $0.17 - $0.32 per share in lieu of accrued and unpaid salary totaling $210,000.

During 2018, we issued 1,131,036 shares of our common stock at a conversion price range of $0.24 - $0.43 per share in lieu of accrued and unpaid salary totaling $319,000.

Shares issued to Officers are unvested at the date of grant and subject to a lock-up agreement restricting vesting and sale until the earlier of (i) the consummation of a sale (in a single transaction or in a series of related transactions) of BioLargo by means of a sale of (a) a majority of the then outstanding common stock of BioLargo (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of the assets of BioLargo; and (ii) the successful commercialization of BioLargo’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology; and (iii) the Company’s breach of the employment agreement between the Company and Officer and resulting in Officer’s termination.

Payment of Consultant Fees

During 2019, we issued 2,237,539 shares of our common stock at a range of $0.17 – $0.32 per share in lieu of $500,000 of accrued interest and accrued and unpaid obligations to consultants.

During 2018, we issued 2,083,085 shares of our common stock at a range of $0.23 – $0.42 per share in lieu of $589,000 of accrued interest and accrued and unpaid obligations to consultants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Interest

During 2019, we issued 927,318 shares of our common stock at a range of $0.10 – $0.35 per share in lieu of $200,000 of accrued interest and accrued and unpaid obligations to consultants.

During 2018, we issued 2,042,196 shares of our common stock at a range of $0.23 – $0.42 per share in lieu of $524,000 of accrued interest and accrued and unpaid obligations to consultants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Expense

During the years ended December 31, 2018 and 2019, we recorded an aggregate $1,335,000 and $1,522,000, respectively, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans.

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

Activity for our stock options under the 2018 Plan from June 22, 2018, inception date through the year ended December 31, 2018, and the year ended December 31, 2019, is as follows:

	Options Outstanding	Exercise Price per share			Weighted Average Price per share	Aggregate intrinsic Value(1)
Inception, June 22, 2018	—
Granted	1,318,517	$0.22	–	0.43	$0.30
Expired	—		—		—
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	7,895,839	$0.16	–	0.40	$0.25
Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Non-vested	(4,097,996)	$0.17	–	0.45	$0.29
Vested, December 31, 2019	5,116,360	$0.16	–	0.45	$0.39	$97,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.22 at December 31, 2019.

The options to purchase 1,318,517 shares issued during the year ended December 31, 2018 are comprised of options issued to employees, consultants, officers, and directors: (i) we issued options to purchase 630,289 shares of our common stock at an exercise price on the respective grant date ranging from $0.22 – $0.43 per share to employees and consultants in lieu of salary and amounts owed; and (ii) we issued options to purchase 688,228 shares of our common stock at an exercise price on the respective grant dates ranging from $0.24 – $0.43 per share to members of our board of directors for services performed, in lieu of cash.

The options to purchase 7,895,839 shares granted during the year ended December 31, 2019 are comprised of options issued to employees, consultants, officers, and directors. We issued options to purchase 6,614,381 shares of our common stock employees as part of their employment agreement and as part of an employee retention program on their respective grant dates ranging between $0.16 – $0.40 per share. The vesting terms for employment agreements generally called for a portion of option to vest immediately and the remaining portion to vest over four years. Certain option issuances to our officers and employees have vesting terms that are based on metrics over a period of time, these are described in more detail below. We issued options to purchase 1,281,458 shares of our common stock to members of our board of directors for services performed, in lieu of cash, at an exercise price on the respective grant dates ranging between $0.16 – $0.32 per share.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2018 and 2019 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2017	9,831,586	$0.22	–	1.89	$0.44
Expired	(140,000)	0.35	–	1.89	1.41
Balance, December 31, 2018	9,691,586	0.22	–	0.94	0.43
Expired	(922,135)	0.45	–	0.55	0.49
Balance, December 31, 2019	8,769,451	$0.23	–	0.94	$0.43	$--

(1) – Aggregate intrinsic value based on closing common stock price of $0.22 at December 31, 2019.

Non-Plan Options issued

During the year ended December 31, 2019, we issued options to purchase 1,226,586 shares of our common stock at exercise prices ranging between $0.16 – $0.32 per share to vendors for fees for services. The fair value of the options issued totaled $260,000 and is recorded in our selling, general and administrative expense.

During the year ended December 31, 2018, we issued options to purchase 1,701,088 shares of our common stock at exercise prices ranging between $0.23 – $0.43 per share to members of our board of directors and vendors for fees for services. The fair value of the options issued totaled $434,000, of which $414,000 is recorded in our selling, general and administrative expense. The remaining $20,000 of fair value vested during 2019.

Activity of our non-plan stock options issued for the years ended December 31, 2018 and 2019 is as follows:

	Non-plan Options outstanding	Exercise price per share			Weighted average price per share	Aggregate intrinsic value(1)
Balance, December 31, 2017	20,018,408	$0.25	–	1.00	$0.51	--
Granted	1,701,088	0.23	–	0.43	0.26
Expired	(2,400,000)		0.99		0.99
Balance, December 31, 2018	19,319,496	0.23	–	1.00	0.43	--
Granted	1,226,586	0.16	–	0.32	0.21
Expired	(941,975)	0.45	–	0.55	0.52
Balance, December 31, 2019	19,604,107	$0.16	–	1.00	$0.41
Unvested	(3,378,472)		0.45		0.45
Vested and outstanding, December 31, 2019	16,225,635	$0.23	–	1.00	$0.43	$30,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.22 at December 31, 2019.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

	Warrants outstanding	Exercise price per share			Weighted average price per share	Aggregate intrinsic value(1)
Balance, December 31, 2017	22,104,817	$0.25	–	1.00	$0.45	--
Granted	7,451,013	0.25	–	0.48	0.29
Expired	(2,683,400)		0.40		0.40
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.43	--
Granted	24,490,687	0.25	–	0.48	0.29
Exercised	(7,544,456)		0.30		0.30
Expired	(587,500)		0.40		0.40
Balance, December 31, 2019	43,231,161	$0.25	–	1.00	$0.43	--

(1) – Aggregate intrinsic value based on closing common stock price of $0.22 at December 31, 2019.

Warrants issued as part of debt extension and extinguishment

On March 5, 2019, we executed amendments extending the maturity dates of notes issued to Vernal Bay and Chappy Bean (see Note 4, subsection titled “Notes payable, mature August 12 and 16, 2020 (previously due September 6, 2019)”). As consideration for this extension, we agreed to reduce the exercise price from $0.25 to $0.20 per share, and increase the number of shares purchasable by the warrants from 1,987,500 to 2,484,375. In doing so, the maximum investment amount under each warrant remained the same.

In conjunction with the refinance of the Vernal and Chappy Bean notes in August 2019, Vernal received a warrant to purchase 2,095,588 shares of our common stock, expiring in five years, and which may be exercised at $0.25 per share, and Chappy Bean received a warrant to purchase 330,882 shares of our common stock under the same terms.

Warrants issued as part of line of credit extinguishment

In July and August 2019, we issued warrants to purchase an aggregate 1,130,515 shares of our common stock to three line of credit holders who had agreed to convert their line of credit into an amended and restated note plus a warrant (see Note 4, “Line of credit, due on demand”). The warrant expires in five years and may be exercised at $0.25 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued as consent for variable rate debt waiver

On January 7 and January 31, 2019, Lincoln Park Capital Fund, LLC agreed to waive the provisions of the Purchase Agreement dated August 25, 2017, prohibiting variable rate transactions. As consideration for the waivers, we issued to Lincoln Park a warrant to purchase 300,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. The fair value of these warrants totaled $54,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense in 2019 over the term of the notes. (See Note 4)

Warrants issued concurrently with the Nine-month OID notes

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

Warrants Issued concurrently with Twelve-month OID notes

During the year ended December 31, 2019, we issued warrants to purchase 12,325,370 shares of our common stock to purchasers of our Twelve-month OID Notes (see Note 4). The warrants allow the holder to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. The number of shares purchasable under each warrant was equal to the 75% of the principal balance of the investor’s note, divided by $0.17 (thus, for example, a $300,000 investment would yield a note with principal balance of $375,000, and a warrant allowing for the purchase of up to 1,654,412 shares). The fair value and BCF of these warrants totaled $2,240,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes.

Warrants Issued concurrently with the Convertible Note due August 9, 2021

In conjunction with an August 2019 investment and the issuance of a convertible note due August 9, 2021 (see Note 4), we issued an investor a warrant to purchase 1,200,000 shares of our common stock for $0.30 per share, expiring 5 years from the date of issuance. The fair value and BCF of these warrants totaled $198,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the note.

Warrants issued concurrently with promissory notes

In conjunction with a $225,000 investment in October 2018 and note issued in the principal amount of $300,000 (see Note 4, “Convertible note payable, matures January 11, 2019”), we issued a stock purchase warrant allowing for the purchase of up to an aggregate 1,000,000 shares of our common stock for $0.25 per share, expiring October 12, 2023. The relative fair value of this warrant totaled $225,000 and was recorded as a discount on our convertible notes and will be amortized to interest expense through the January 11, 2019 maturity of the note.

We may “call” the warrant if the closing price of our common stock equals or exceeds $0.50 for ten consecutive trading days and the shares underlying the warrant are subject to an effective registration statement with the Securities and Exchange Commission. If we call the warrant, the holder has 30 days to exercise its rights to purchase shares under the warrant or forever forfeit such rights.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 19, 2018, pursuant to the terms of the convertible notes payable due January 5, 2019 (see Note 4, “Convertible Notes, mature January 5, 2019”), we issued warrants to purchase up to an aggregate 1,387,500 shares of our common stock at an exercise price of $0.25 per share. These warrants expire September 19, 2023. We may “call” the warrants if the closing price of our common stock equals or exceeds $2.50 for 10 consecutive trading days and the shares underlying the warrant are subject to an effective registration statement with the Securities and Exchange Commission. If we call the warrants, each investor would have 30 days to exercise its rights to purchase shares under the warrant or forever forfeit such rights.

The relative fair value of these warrants resulted in $217,000 recorded as a discount on our consolidated balance sheet in the period issued. The discount will amortize to interest expense through the maturity date of the convertible notes.

On September 12, 2018, Vista Capital agreed to extend the maturity date of its note dated December 18, 2017 (See Note 4, “Convertible Note, matures April 15, 2019 (Vista Capital)”).  Pursuant to our amendment of the Note extending the maturity date, we issued Vista Capital a warrant to purchase 1,812,000 shares of our common stock at $0.25 per share. This warrant expires September 12, 2023.  The fair value of this warrant resulted in $488,000 of loss on extinguishment of debt in 2018.

On March 8, 2018, we issued a warrant to purchase up to 150,000 shares of our common stock (subject to vesting) at an exercise price of $0.35 per share to the holder of a note of the same date in the principal amount of $50,000 (see Note 4, “Note payable, matures March 8, 2023 (or on demand)”). The warrant expires February 28, 2023. At the end of each month, 6,250 shares vest as long as the note payable is outstanding. At December 31, 2018, 56,250 shares had vested. The fair value the warrant totaled $7,000 and was recorded as interest expense.

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

Warrants Issued to One-Year Noteholders

In conjunction with three separate investments of one-year convertible notes, we issued warrants to purchase an aggregate 1,200,000 shares. Each of these warrants contained provisions that required a reduction to the exercise price and increase to the number of warrant shares in the event that we sold our common stock at a lower price than the exercise price (subject to some exceptions). During the year ended December 31, 2018, we adjusted downward the warrant exercise price to $0.25, resulting in a fair value totaling $297,000, recorded as a deemed dividend in our statement of stockholders’ equity. During the year ended December 31, 2019, we adjusted downward the warrant exercise price three times to $0.12, resulting in an increase of 2,595,406 warrants available for exercise. The increase in warrants resulted in a fair value totaling $342,000, recorded as a deemed dividend in our statement of stockholders’ equity.

Exercise of Warrants

During the year ended December 31, 2019, we issued 7,544,456 shares of our common stock from the exercise of outstanding stock purchase warrants and in exchange we received proceeds totaling $560,000.

On June 24, 2019, Vista Capital exercised its stock purchase warrant issued September 12, 2018, electing to utilize the cashless exercise feature in the warrant. The cashless exercise formula required the issuance of 2,877,790 shares of common stock. The increase of 2,520,780 available shares under the warrant was the result of the downward adjustment of the exercise price (pursuant to price protection features in the warrant), resulting in a fair value totaling $355,000, which is recorded as a deemed dividend in our statement of stockholders’ equity.

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

	2018			2019
Risk free interest rate	2.54	–	3.00%	1.42	–	2.13%
Expected volatility	105	–	127%	101	–	110%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	3	–	5	1	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2018	December 31, 2019
Accounts payable and accrued expense	$302	$465
Accrued interest	122	125
Accrued payroll	77	12
Total accounts payable and accrued expenses	$501	$602

Note 8. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California. Our subsidiary BLEST is a Tennessee limited liability company and as such, is not consolidated in our corporate tax return. As a pass-through entity, it does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable.

At December 31, 2019, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $63,000,000 (each). Due to changes in our ownership through common stock issuances throughout the year, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Given the impact of the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2018, the future expected corporate tax rate was reduced to 21%. Accordingly, the Company measured its deferred tax asset for these NOLs and estimated a deferred tax asset of approximately $13.4 million for federal, and $5.7 million for California. Under the TCJA, post-2018 NOLs may be carried forward indefinitely, and pre-2018 NOLs have a 20 year limitation on carryforwards; however, the NOLs are limited to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction) (Internal Revenue Code Sec. 172(a)). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely (Sec. 172(b)(1)(A), which applies to 2018 and later NOLs only).  Nevertheless, for California purposes, the additional taxable income limitations on NOL carryforwards as well as the indefinite time to use the NOLs have not been adopted. Therefore for California, NOLs expire after 20 years. As such, ours will begin to expire in for the tax period ending December 31, 2021. Realization of our deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

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

Immediately following Clyra Medical’s purchase of Scion’s intangible assets, Clyra Medical sold to BioLargo the assets, along with 12,755 Clyra Medical common shares. In exchange, BioLargo issued Clyra Medical 7,142,858 shares of BioLargo common stock. Concurrently, BioLargo licensed back to Clyra Medical the Scion assets. Scion may exchange its 10,000 Clyra Medical common shares for the 7,142,858 shares of BioLargo common stock issued to Clyra Medical, subject to the escrow and earn-out provisions described above. As of December 31, 2018, per the Closing Agreement, one-half of these shares have been earned and thus may be redeemed, and one-half remain subject to the earn-out provisions. The fair value of the 7,142,858 BioLargo shares is $1,286,000, and one-half of this value is included on our December 31, 2018 and 2019 balance sheets as (i) “In-process research and development” asset, and (ii) a “Clyra Medical shareholder” liability.

Scion Solutions – Note Payable and Clyra Liability

 The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. If the note is not paid off within 18 months after the date of issuance, it is automatically extended for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues. At December 31, 2019, the balance due on the Clyra-Scion Note equaled $1,007,000.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

Clyra Medical entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities and in exchange receive $23,000 per month for a period of four years. The agreement originally provided that Clyra’s obligation to pay fees under the agreement begin the month following Clyra reception of FDA pre-market clearance on its first product, which occurred in September 2019. In December 2019, the parties modified the agreement to delay the accrual of fees due under the agreement, such that fees are incurred only once Clyra generates $250,000 in monthly revenue on average for three consecutive months. If that contingency is met, the total cash obligation related to the agreement would be approximately $1.1 million.

Non-Controlling Interest

During the year ended December 31, 2019, Clyra sold 2,680 shares of its common stock for $536,000 ($200 per share).

The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) are recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

Conversion, Series A Preferred shares

Sanatio Capital purchased Clyra Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Clyra’s Preferred Shares accrue an annual dividend of 8% for a period of five years.

On December 31, 2019, Sanatio Capital agreed to convert the accrued dividend of $270,000 into 3,544 shares of Clyra common stock. The dividend is recorded on our December 31, 2019 statement of stockholders’ deficit.

As of December 31, 2019, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	26,202	36%
Sanatio Capital	15,064	21%
Scion Solutions(1)	15,500	21%
Other	15,897	22%
Total	72,663

(1)	Does not include an additional 15,500 shares held in escrow subject to performance metrics.

We consolidate on our financial statements the operations of our partially owned subsidiary Clyra . After reviewing the guidance of ASC Topic 810, “Consolidation”, BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through 50% ownership of Clyra Medical, it does exercise control under the “Variable Interest Model.” BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. Biolargo has consolidated Clyra’s operations through December 31, 2019

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Biolargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. (See Note 12 “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

 Since the commencement of operations, the Compensation Committee has met twice, once in September 2018, and once in November 2019. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. The Committee decided to roll forward one additional year to the time allowed for the performance metrics to be met and for the Class B units and stock options to be awarded.

In November 2019, the Compensation Committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked.

Note 11. Business Segment Information

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2018 and 2019, is as follows (in thousands):

	2018	2019
Revenues
Odor-No-More	$1,123	$1,459
BLEST	863	999
BLEST – Intercompany revenue	(622)	(597)
Total	$1,364	$1,861

Operating loss
BioLargo corporate	$(4,185)	$(4,248)
Odor-No-More	(433)	(335)
Clyra Medical	(868)	(1,233)
BLEST	(125)	(152)
Water	(801)	(728)
Total	$(6,412)	$(6,696)

Interest expense
BioLargo corporate	$(3,494)	$(3,944)
Odor-No-More	—	(2)
Clyra	—	(50)
Total	$(3,494)	$(3,996)

Research and development
BioLargo corporate	$(1,054)	$(892)
BLEST	(374)	(354)
Clyra Medical	(198)	(219)
BioLargo Water	(693)	(610)
BioLargo corporate - intercompany	600	603
Total	$(1,719)	$(1,472)

As of December 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$1,050	$420	$3	$264	$50	$(59)	$1,728
Intangible assets	1,893	—	—	—	—	—	1,893

As of December 31, 2018	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$353	$219	$462	$230	$34	$(6)	$1,292
Intangible assets	1,893	—	—	—	—	—	1,893

Note 12. Commitments and Contingencies

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the years ended December 31, 2018 and 2019, rental expense was $213,000 and $208,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability and short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our corporate office qualifies for the new treatment; it originated in August 2016, expires August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. That has been included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one executed extension to September 2020, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. No determination has been made whether to exercise the renewal option. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease: there are not any CAM charges or tax sharing arrangements, easement provisions or any free rent. Since there is no explicit interest rate in leases, management used its incremental borrowing rate, which is estimated to be 18%.

Our right-of-use asset and lease liability operating leases included our office space BioLargo/ONM and BLEST.  Our BioLargo/ONM lease has a 4-year extension and we included this extension in the net present value of our lease payments, which used the incremental secured borrowing cost to BioLargo of 18%.  As of December 31, 2019, our weighted average remaining lease term is 4 years and the total remaining operating lease payments is $710,000.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Our minimum lease payments over the next five years are:

Time period	BioLargo Corp / ONM	BLEST	Total
Year ending December 31, 2020	$111,000	$65,000	$176,000
Year ending December 31, 2021	115,000	65,000	180,000
Year ending December 31, 2022	118,000	43,000	181,000
Year ending December 31, 2023	122,000	--	122,000
Year ending December 31, 2024	71,000	--	71,000
Total	$537,000	$173,000	$710,000

The difference between the minimum lease payment total of $710,000 and the $411,000 lease liability recorded on the balance sheet is the utilization of the 18% discount factor in determining the lease liability.

Clyra Medical Consulting Agreement

Clyra Medical (see Note 9) entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities and in exchange receive $23,000 per month for a period of four years. The agreement originally provided that Clyra’s obligation to pay fees under the agreement begin the month following Clyra reception of FDA pre-market clearance on its first product, which occurred in September 2019. In December 2019, the parties modified the agreement such that fees are incurred once Clyra generates $250,000 in monthly revenue on average for three consecutive months. The total cash obligation related to the agreement would be approximately $1.1 million.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares and New Agreement

From January 1, 2020, through the date of this Report, we have sold 1,398,563 shares of our common stock to Lincoln Park pursuant to the LPC Purchase Agreement (see Note 3), and received $287,965 in net proceeds. In conjunction with these issuances, we have issued Lincoln Park 14,080 “additional commitment shares”.

On March 30, 2020, we executed a new Purchase Agreement with Lincoln Park, which is very similar to the existing LPC Purchase Agreement, except that it improves the terms of the facility to allow the company to secure more capital as it elects. Lincoln Park also agreed to purchase 1,785,715 shares of common stock and an immediate investment of $250,000.  The new purchase agreement will allow for up to $10,250,000 to be accessible to the company, at its sole election, over the next three years. The Company also issued 2,928,571 shares to Lincoln Park as a commitment fee equal to 4% of the amount committed.

Chief Financial Officer Contract Extension

On February 25, 2020, BioLargo, Inc. (“we”, or the “Company”) and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of February 25, 2020 (the “Engagement Extension Agreement”) provides for an additional term to begin retroactively on October 1, 2019, and to expire January 31, 2021 (the “Extended Term”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 400,000 shares reflecting an extended term of 16 months). The Option vests over the period of the Extended Term, with 75,000 shares having vested as of December 31, 2019, and the remaining shares to vest 25,000 shares monthly beginning January 31, 2020, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.21 per share, the closing price of BioLargo’s common stock on February 25, 2020, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

The Option is Mr. Dargan’s sole compensation for the Extended Term. As was the case in all prior terms of his engagement, there is no cash component of his compensation for the Extended Term. Mr. Dargan is eligible to be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer (although he has made no such requests for reimbursement in the past). All other provisions of the Engagement Agreement not expressly amended pursuant to the Engagement Extension Agreement remain the same, including provisions regarding indemnification and arbitration of disputes.

BKT Investment

On March 10, 2020, BKT Tech Co. Ltd. (“BKT”), pursuant to a Joint Venture Framework Agreement to establish a South Korea based joint venture to commercialize CupriDyne Clean products, purchased 1,593,807 shares of our common stock for $350,000.

On March 20, 2020, we invested $100,000 into the South Korean joint venture (Odin Co. Ltd.), along with $150,000 invested by BKT and its U.S. subsidiary, Tomorrow Water. We received a 40% equity interest, and BKT and Tomorrow Water each received 30% equity interests.

Retired 100% of the outstanding Vista Capital Note

Subsequent to December 31, 2019, Vista Capital converted the remaining amount of its note that had been scheduled to mature on April 7, 2020, and we issued an aggregate 2,079,359 shares of common stock in full payment thereof.

Accounts Payable Retired with Shares of Stock

The Company’s senior officers, board members, vendors and consultants continue to convert amounts owed to them in stock and options to purchase stock. On March 30, 2020, BioLargo’s President/CEO and its Chief Science Officer agreed to convert $110,000 of salary and expenses due and unpaid during the first quarter of 2020 into shares of stock and agreed to substantial restrictions on their resale.

During the three-months ended March 31, 2020, officers, board members and vendors to Clyra Medical Technologies, Inc. converted $285,000 of accounts payable by issuing options to purchase 920 shares of stock in Clyra Medical Technologies, Inc.

Clyra Medical Received Investment Commitment

On March 28, 2020, Clyra received an executed subscription for $250,000 worth of Clyra stock, and wire transfers are in process.

Coronavirus – COVID-19 Pandemic

Uncertainties surrounding the effects of the coronavirus, particularly potential diversion of time and resources of federal government entities which make up a significant concentration of our customer base, could cause a material adverse effect on our results of operations and financial results.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.  A material disruption in our workplace as a result of the coronavirus could affect our ability to carry on our business operations in the ordinary course and may require additional cost and effort should our employees not be able to be physically on-premises.