Form 10-Q
period 2020-03-31
BIOLARGO, INC.
filed 2020-05-19
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2020 was 179,191,783 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND MARCH 31, 2020

(in thousands, except for per share data)

	DECEMBER 31, 2019	MARCH 31, 2020 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$655	$744
Accounts receivable	355	259
Inventories, net of allowance	16	33
Prepaid expenses and other current assets	39	44
Total current assets	1,065	1,080

In-process research and development (Note 8)	1,893	1,893
Property and equipment, net of depreciation	95	63
Other non-current assets	35	35
Right-of-use, operating lease, net of amortization	411	386
Deferred offering cost	122	—
Investment in South Korean Joint Venture	—	99
Total assets	$3,621	$3,556

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$602	$812
Clyra Medical note payable (Note 8)	1,007	1,007
Note payable	50	50
Line of credit	50	50
Convertible notes payable	3,957	3,523
Discount on convertible notes payable, and line of credit, net of amortization	(1,472)	(834)
Lease liability	125	114
Deferred revenue	35	9
Total current liabilities	4,354	4,731

Long-term liabilities:
Convertible notes and note payable	700	700
Liability to Clyra Medical shareholder (Note 8)	643	643
Discount on convertible notes payable, net of amortization	(182)	(153)
Lease liability	286	271
Total liabilities	5,801	6,192

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred Series A, $.00067 Par Value, 50,000,000 shares authorized, -0- shares issued and outstanding, at December 31, 2019 and March 31, 2020, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 shares authorized, 166,256,024 and 178,479,317 shares issued, at December 31, 2019 and March 31, 2020.	111	119
Additional paid-in capital	121,327	123,121
Accumulated other comprehensive loss	(99)	(99)
Accumulated deficit	(123,492)	(125,866)
Total BioLargo, Inc. and subsidiaries stockholders’ deficit	(2,153)	(2,725)
Non-controlling interest (Note 8)	(27)	89
Total stockholders’ deficit	(2,180)	(2,636)
Total liabilities and stockholders’ equity (deficit)	$3,621	$3,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2019	MARCH 31, 2020
Revenue
Product revenue	$301	$283
Service revenue	63	156
Total revenue	364	439

Cost of revenue
Cost of goods sold	(140)	(128)
Cost of service	(52)	(132)
Total cost of revenue	(192)	(260)
Gross profit	172	179

Operating expenses:
Selling, general and administrative expenses	1,408	1,546
Research and development	426	335
Total operating expenses	1,834	1,881
Operating loss	(1,662)	(1,702)

Other income (expense):
Grant income	82	57
Interest expense	(985)	(757)
Loss on extinguishment of debt	(184)	(214)
Total other (expense) income	(1,087)	(914)

Net loss	(2,749)	(2,616)
Net loss attributable to noncontrolling interest	(173)	(342)
Net loss attributable to common shareholders	$(2,576)	$(2,274)

Net loss per share attributable to common stockholders:
Loss per share attributable to shareholders – basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding:	142,246,766	168,873,233

Comprehensive loss attributable to common shareholders
Net loss	$(2,749)	$(2,616)
Foreign translation adjustment	(4)	—
Comprehensive loss	(2,753)	(2,616)
Comprehensive loss attributable to noncontrolling interest	(173)	(342)
Comprehensive loss attributable to shareholders	$(2,580)	$(2,274)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend for the change in accounting for derivative liability	—	—	342	(342)	—	—	—
Clyra Medical securities offering	—	—	21	—	—	89	110
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, March 31, 2019	144,473,453	$97	$112,556	$(114,641)	$(94)	$289	$(1,793)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’ equity
	Shares	Amount	capital	deficit	Loss	interest	(deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend for the change in accounting for derivative liability	—	—	100	(100)	—	—	—
Clyra Medical securities offering	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020

(in thousands, except for per share data)

(unaudited)

	MARCH 31, 2019	MARCH 31, 2020
Cash flows from operating activities
Net loss	$(2,749)	$(2,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	352	526
Common stock issued in lieu of salary to officers and fees for services from vendors	206	178
Common stock issued for interest	25	4
Interest expense related to amortization of the discount on convertible notes payable and line of credit	851	668
Interest expense related to the fair value of warrants issued as consent for variable debt	54	—
Loss on extinguishment of debt	184	214
Depreciation expense	16	16
Changes in assets and liabilities:
Accounts receivable	47	96
Inventories	—	(17)
Deferred revenue	—	(26)
Accounts payable and accrued expenses	129	210
Prepaid expenses and other current assets	(17)	(5)
Customer deposits	32	(1)
Net cash used in operating activities	(869)	(753)

Cash flows from investing activities
Investment in South Korean joint venture	—	(100)
Sale of equipment	—	16
Net cash used in investing activities	—	(84)

Cash flows from financing activities
Proceeds from sales of common stock	—	901
Proceeds from convertible notes payable	750	—
Proceeds from the sale of stock in Clyra Medical	110	25
Repayment of note payable	(300)	—
Proceeds from notes payable	170	—
Net cash provided by financing activities	730	926
Net effect of foreign currency translation	(4)	—
Net change in cash	(143)	89
Cash at beginning of year	655	655
Cash at end of period	$512	$744

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$32	$25
Income taxes	$3	$2
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$1,061	$—
Conversion of convertible notes payable into common stock	$220	434
Convertible notes issued with original issue discount	$217	$—
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Deemed dividend	$342	$100
Allocation of stock option expense within noncontrolling interest	$—	$448

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2020, we had a net loss of $2,616,000, used $753,000 cash in operations, and at March 31, 2020, we had a working capital deficit of $3,651,000, and current assets of $1,080,000. We do not believe gross profits in the immediate future will be sufficient to fund our current level of operations or pay the $550,000 in debt due August, 2020 which is convertible at the option of the debt-holder. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the three months ended March 31, 2020, we generated revenues of $439,000 through two business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations, or fund our corporate operations, overhead or other business segments, and thus, in light of our cash position at December 31, 2019, in order to continue operations, during the quarter we conducted private securities offerings and sold common stock to Lincoln Park (see Note 3). With respect to the debt due August 2020, we intend to pay the debt through proceeds from our various financing resources, convert the remaining balance to equity, or renegotiate the terms; the remainder of debt due in 2020 is convertible at our option at maturity.

On March 30, 2020, we entered into a new three-year agreement with Lincoln Park (see Note 3), which allows us to sell to Lincoln Park up to 100,000 shares of our common stock per day, up to a maximum of $10,250,000. We intend to continue to sell stock to Lincoln Park to provide working capital as needed. We also intend to raise money through private securities offerings. And, we continue to negotiate for more financing from private investors. Other than sales of stock to Lincoln Park, no assurance can be made of our success at raising money through private or public offerings.

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; Odor-No-More, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 97.5% (see Note 10) of BioLargo Engineering Science and Technologies, LLC, organized under the laws of the State of Tennessee in 2017 (“BLEST”). We also own 36% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2019 and March 31, 2020 was $24,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2019 and 2020, we had three customers that each accounted for more than 10% of consolidated revenues in the respective periods, as follows:

	March 31, 2019	March 31, 2020
Customer A	<10%	14%
Customer B	<10%	11%
Customer C	<10%	10%
Customer D	43%	<10%
Customer E	10%	<10%
Customer F	26%	<10%

We had two customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2019 and one customer that accounted for more than 10% of consolidated accounts receivable at March 31, 2020 as follows:

	December 31, 2019	March 31, 2020
Customer G	<10%	12%
Customer H	25%	<10%
Customer I	11%	<10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2019 and March 31, 2020 was $3,000. As of December 31, 2019 and March 31, 2020, inventories consisted of (in thousands):

	December 31, 2019	March 31, 2020
Raw material	$11	$30
Finished goods	5	3
Total	$16	$33

Other Assets

Other Assets consisted of security deposits of $35,000 related to our business offices.

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required. We adopted this standard effective January 1, 2019 using the effective date option, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.  As of March 31, 2020, the gross up of our balance sheet related to our operating leases totals $386,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2019 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development at Clyra (see Note 8).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the three months ended March 31, 2020, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $1,000.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2019 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2019 and 2020:

	2019						2020
	Non Plan			2018 Plan			Non Plan	2018 Plan
Risk free interest rate	1.68	-	2.65%	1.68	-	2.65%	0.88%	0.88	-	1.90%
Expected volatility	133	-	152%	133	-	152%	131%	131	-	133%
Expected dividend yield		—			—		—		—
Forfeiture rate		—			—		—		—
Life in years		10			10		10		10

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

We account for revenue in accordance with ASC 606, “revenue from Contacts with Customers”. The guidance focuses on the core principle for revenue recognition, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance provides that an entity should apply the following steps:

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

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. A few contracts have called for milestone or fixed cost payments, where BLEST invoices an agreed-to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a receivable or payable is created. These accounts are adjusted upon additional billings as the work is completed. To date, there have been no discounts or other financing terms for the contracts.

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

Government Grants

We have been awarded multiple research grants from governmental and quasi-governmental institutions. The grants received are considered “other income” and are included in our Consolidated Statements of Operations. We received our first grant in 2015 and have been awarded over 75 grants totaling over $3.6 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2019 and March 31, 2020 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Management has concluded that new guidance does not impact the Company’s financial statements.

Note 3. Lincoln Park Financing

During the three months ended March 31, 2020, pursuant to our August 2017 agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we elected to sell to Lincoln Park 1,398,223 shares of our common stock for which we received $295,000. Additionally, we issued Lincoln Park 14,420 “additional commitment” shares.  We did not sell any shares to Lincoln Park during the three months ended March 31, 2019.  In conjunction with the signing of the March 2020 agreement with Lincoln Park (see below), we recorded the remaining deferred offering costs totaling $122,000 as additional paid in capital on our consolidated balance sheet.

On March 30,, 2020, we entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,250,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement. This agreement replaced the August 2017 agreement with Lincoln Park. Concurrently with the Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on April 10, 2020. This registration statement was declared effective on April 21, 2020, and as of April 29, 2020, we commenced regular purchases under the agreement.

In the March 30, 2020 agreement, we agreed to issue 2,928,571 shares to Lincoln Park as a commitment fee, valued at $527,000 and recorded as additional paid in capital on our consolidated balance sheet as of March 31, 2020.  Additionally, the Purchase Agreement provided for an initial sale of 1,785,715 shares to Lincoln Park for $250,000. We received those funds and issued the shares on March 31, 2020.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2019 and as of March 31, 2020.

	December 31, 2019	March 31, 2020
Current liabilities:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$50	$50
Line of credit, matures September 1, 2019 or later (on 30-day demand)	50	50
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 Clyra note payable (See Note 8)	1,007	1,007
Total notes payable and line of credit	$1,107	$1,107
Convertible notes payable:
Convertible note, matures April 7, 2020	270	—
Convertible note, matures June 20, 2020(1)	25	25
Convertible 12-month OID notes, mature beginning June 2020(1)	3,112	2,948
Convertible notes, mature August 12 and 16, 2020	550	550
Total convertible notes payable	3,957	3,523
Total current liabilities	$5,064	$4,630

Long-term liabilities:
Convertible note payable, matures August 9, 2021	600	600
Convertible notes payable, mature April 20, 2021(1)	100	100
Total long-term liabilities	$700	$700
Total	$5,764	$5,330

(1) These notes are convertible at our option at maturity.

For the three months ended March 31, 2019 and 2020 we recorded $985,000 and $757,000 of interest expense related to the amortization of discounts on convertible notes payable, coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Annual Report filed March 31, 2020, as amended.

Convertible Note, matures October 7, 2019 (Vista Capital)

On January 7, 2019, Vista Capital Investments LLC (“Vista Capital”) invested $300,000 and in exchange we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000. Originally set to mature nine months from the date of issuance, the maturity date was extended multiple times. The note earned a one-time interest charge of 12%, which was recorded as a discount on convertible notes and was amortized over the term of the note. The note allowed conversion of the note into our common stock at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount will be amortized over the term of the note as interest expense, all of which was recorded in 2019.

During the three months ended March 31, 2020, Vista Capital elected to convert the remaining balance of $270,000 of the outstanding principal and interest due on the note, and we issued 2,417,059 shares of our common stock.

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

During the three months ended March 31, 2020, noteholders elected to convert $165,000 of the outstanding principal of 12-Month OID Notes and we issued 970,590 shares of our common stock. As of March 31, 2020, the outstanding balance on the 12-Month OID Notes was $2,948,000.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share in lieu of $110,000 of accrued and unpaid salary to our officers.

On March 29, 2019, we issued 579,996 shares of our common stock at $0.16 per share in lieu of $93,000 of accrued and unpaid obligations to our officers.

Payment of Consultant Fees

On March 31, 2020, we issued 390,735 shares of our common stock at a range of $0.17 per share in lieu of $67,000 of accrued and unpaid obligations to consultants.

On March 29, 2019, we issued 649,545 shares of our common stock at $0.16 per share in lieu of $113,000 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

During the three months ended March 31, 2019, we issued 139,362 shares of our common stock at a range of $0.17 – $0.23 per share in lieu of $25,000 of accrued interest.

Stock Option Expense

During the three months ended March 31, 2019 and 2020, we recorded an aggregate $352,000 and $320,000, in selling general and administrative expense related to the issuance and vesting of stock options issued through our 2018 Equity Incentive Plan, our (now expired) 2007 Equity Incentive Plan, and outside of these plans (see Note 8 related to stock options issued by Clyra Medical).

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

Activity for our stock options under the 2018 Plan for the three months ended March 31, 2019 and March 31, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	890,280	0.16	–	0.22	0.19
Expired	—		—		—
Balance, March 31, 2019	2,208,797	$0.16	–	0.43	$0.25

Balance, December 31, 2019	9,214,356	$0.22	–	0.43	$0.25
Granted	1,343,344	0.17	–	0.22	0.18
Expired	—		—		—
Balance, March 31, 2020	10,557,700	$0.16	–	0.43	$0.25
Non-vested	(4,677,385)	0.17	–	0.45	0.27
Vested, March 31, 2020	5,880,315	$0.16	–	0.45	$0.22	$4,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2020.

The options granted to purchase 1,343,344 shares during the three months ended March 31, 2020 were issued to an officer, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.22 per share to our CFO as described below; and (ii) we issued options to purchase 397,058 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to members of our board of directors for services performed, in lieu of cash. The fair value of these options totaled $65,000 and is recorded as selling, general and administrative expenses. Additionally, we issued options to purchase 454,080 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.17 per share. The fair value of employee retention plan options totaled $76,000 and vest quarterly over four years as long as they are retained as employees. We also issued options to purchase 64,706 shares of our common stock to consultants in lieu of cash for unpaid obligations totaling $11,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

Chief Financial Officer Contract Extension

On February 25, 2020, we and our Chief Financial Officer Charles K. Dargan, II, formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of February 25, 2020 (the “Engagement Extension Agreement”) provides for an additional term to begin retroactively on October 1, 2019, and to expire January 31, 2021 (the “Extended Term”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 427,500 shares of our common stock. The Option vests over the period of the Extended Term, with 177,500 shares having vested as of March 31, 2020, and the remaining 250,000 shares to vest monthly through January 31, 2021, so long as the agreement is in full force and effect. The Option is exercisable at $0.21 per share, the closing price of our common stock on February 25, 2020, expires ten years from the grant date, and was issued pursuant to the 2018 Equity Incentive Plan.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2019 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2018	9,831,586	$0.23	–	1.89	$0.44
Expired	(50,000)		1.89		0.91
Balance, March 31, 2019	9,781,586	$0.23	–	1.65	$0.43	$—

Balance, December 31, 2019	9,691,586	$0.23	–	0.94	$0.42
Expired	(870,000)		0.57		0.57
Balance, March 31, 2020	8,821,586	$0.23	–	1.65	$0.41	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2020.

Non-Plan Options issued

During the three months ended March 31, 2020, we issued options to purchase 292,437 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $50,000, is recorded in our selling, general and administrative expense.

During the three months ended March 31, 2019, we issued options to purchase 731,250 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to members of our board of directors and vendors for fees for services totaling $139,000.

Activity of our non-plan stock options issued for the three months ended March 31, 2019 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
As of March 31, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	19,319,496	$0.25	–	1.00	$0.51
Granted	731,250	0.16	–	0.25	0.19
Balance, March 31, 2019	20,050,746	$0.25	–	1.00	$0.45	$—

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2020:
Balance, December 31, 2019	19,888,718	$0.23	–	1.00	$0.41
Granted	292,437	0.17	–	0.21	0.18
Balance, March 31, 2020	20,181,155	$0.17	–	1.00	$0.41
Non-vested	(3,191,096)	0.17	–	0.45	0.45
Vested, March 31, 2020	16,989,249	$0.23	–	1.00	$0.40	$5,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2020.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of March 31, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	3,861,041	0.16	–	0.25	0.24
Balance, March 31, 2019	30,733,471	$0.16	–	1.00	$0.40	$—

As of March 31, 2020:
Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.35
Issued	791,260			0.13	0.13
Expired	(266,000)			0.30	0.30
Balance, March 31, 2020	43,756,421	$0.16	–	1.00	$0.35	$131,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at March 31, 2020.

Warrants Issued to One-Year Noteholders

In conjunction with two investments of one-year convertible notes, we issued warrants in July 2017 to purchase an aggregate 400,000 shares to two investors at an exercise price of $0.65 per share. Each of these warrants contained provisions that required a reduction to the exercise price and increase to the number of warrant shares in the event that we sold our common stock at a lower price than the exercise price (subject to some exceptions). During the three months ended March 31, 2020, we adjusted downward the warrant exercise price to $0.13, resulting in an increase of 791,260 warrants available for exercise. The increase in warrants resulted in a fair value totaling $100,000, recorded as a deemed dividend in our consolidated statement of stockholders’ equity.

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

	March 31, 2019			March 31, 2020
Risk free interest rate	2.18	–	2.62%	0.23%
Expected volatility	86	–	110%	112%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years	2	—	5	2

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2019	March 31, 2020
Accounts payable and accrued expense	$346	$430
Accrued interest	123	203
Accrued payroll	133	179
Total accounts payable and accrued expenses	$602	$812

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries.

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

Non-Controlling Interest

During the three months ended March 31, 2020, Clyra raised $25,000 at $310 per Clyra share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2020, the balance due on the Clyra-Scion Note equaled $1,007,000. The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) totals $643,000 and is recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

As of March 31, 2020, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares		Percent
BioLargo, Inc.	26,203		36%
Sanatio Capital	15,064		21%
Scion Solutions(1)	15,500		21%
Other	15,979		22%
Total	72,746	(2)

Notes:

(1) Does not include an additional 15,500 shares held in escrow subject to performance metrics.

(2) Does not include options to purchase 9,569 of shares of Clyra stock.

During 2019, Clyra began issuing options to its employees and consultants in lieu of compensation owed. As of December 31, 2019, the Company had issued options to purchase 7,624 shares of Clyra stock. In the three months ended March 31, 2020, Clyra issued options to purchase 1,945 shares of common stock to employees and vendors in exchange for a reduction of $206,000 in payables owed. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in the three months ended March 31, 2020, totaled $420,000, and the additional fair value totaling $214,000 was recorded as a loss on extinguishment of debt in our consolidated statement of operations. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

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

In November 2019, the Compensation Committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half of the eligible profits interests would be vested (2.5% in the aggregate). The fair value of the profit interest was nominal and not recorded. Nevertheless, Biolargo treats the 2.5% profits interest as part of the noncontrolling interest on both the balance sheet and the statement of operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	Odor-No-More (“ONM”) -- which is selling odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical (“Clyra”) -- which is engaged in developing medical products and preparing launch into commercial activity featuring its new product Clyraguard;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee);
4.

BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology, developing manufacturing operations for hand sanitizers and supporting the development of iodine based disinfecting products for the company (located in Edmonton, Alberta Canada); and

Historically, none of our operating business units operated at a profit and therefore each required additional cash to meet its monthly expenses. The additional sources of the cash to fund the shortfall from operations of Odor-No-More, BLEST and BioLargo Water have been provided by BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity.

The segment information for the three months ended March 31, 2019 and 2020, is as follows (in thousands):

March 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Revenue	$—	$298	$—	$284	$—	$(143)	$439
Intersegment revenue	—	—	—	(143)	—	143	—
Operating loss	(972)	(153)	(306)	(43)	(228)	—	(1,702)
Grant income	—	—	—	—	57	—	57
Interest expense	(744)	—	(13)	—	—	—	(757)
Depreciation	—	(5)	—	(11)	—	—	(16)
Research and development	(202)	—	(14)	(82)	(180)	143	(335)
Net loss	(1,716)	(153)	(533)	(43)	(171)	—	(2,616)

March 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Revenue	$—	$301	$—	$183	$—	$(120)	$364
Intersegment revenue	—	—	—	(120)	—	120	—
Operating loss	(948)	(90)	(287)	(110)	(227)	—	(1,662)
Grant income	—	—	—	—	82	—	82
Interest expense	(632)	—	(12)	—	—	—	(985)
Depreciation	—	(4)	—	(12)	—	—	(16)
Research and development	(172)	—	(49)	(122)	(209)	126	(426)
Loss on extinguishment	(184)	—	—	—	—	—	(184)
Net loss	(2,105)	(90)	(299)	(110)	(145)	—	(2,749)

As of March 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$844	$423	$8	$275	$57	$(42)	$1,565
Investment in South Korean joint venture	99	—	—	—	—	—	99
Intangible assets	1,893	—	—	—	—	—	1,893

As of December 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$862	$410	$3	$396	$77	$(31)	$1,728
Intangible assets	1,893	—	—	—	—	—	1,893

(1) – the “elimination” column reflects an adjustment for revenues generated between our related entities and are eliminated in consolidation.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the three months ended March 31, 2019 and 2020, rental expense was $51,000 and $55,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility qualifies for the new treatment; it originated in August 2016, expires August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. We intend to exercise the option to extend the lease for four years. That has been included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one executed extension to September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. No determination has been made whether to exercise the renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease: there are not any common area maintenance charges or tax sharing arrangements, easement provisions or any free rent. Since there is no explicit interest rate in leases, management used its incremental borrowing rate, which is estimated to be 18%. As of March 31, 2020, our weighted average remaining lease term is four years and the total remaining operating lease payments is $667,000.

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

Paycheck Protection Program SBA Loans

Our subsidiaries BLEST and Clyra Medical received advances of $93,000 and $43,000, respectively from the Small Business Administration Paycheck Protection Program. The loans mature in two years and incur interest at 1%. All or a portion of the loans may be forgiven if the companies comply with the terms of forgiveness as set forth by the Small Business Administration.

Investments Received

On May 1, 2020, Biolargo commenced a private offering of units, each unit consisting of (i) common stock, (ii) a four-month stock purchase warrant, and (iii) a five-year stock purchase warrant. Unit prices are set from time-to-time based on market conditions. The number of shares of common stock issued, and the number of shares available for purchase under each warrant, are based on the quotient of the unit price and investment amount (e.g., a $100,000 investment and unit price of $0.25 is equal to 400,000 shares). The four-month warrant exercise price is equal to 120% of the unit price, and the five-year warrant is equal to 150% of the unit price. As of the date of this report, we have received an aggregate $142,000 of investments from two investors at unit prices equal to $0.15, issued 946,667shares of our common stock, and issued warrants to purchase an aggregate 1,893,334 shares.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales to Lincoln Park

From April 1, 2020, through May 12, 2020, we sold 500,000 shares of our common stock to Lincoln Park and received $73,000 in gross proceeds.

Capital Secured by Clyra Medical

From April 1, 2020, through May 12, 2020, Clyra Medical has sold 2,545 shares of its common stock and received $775,000 in gross proceeds from seven investors pursuant to its private securities offering.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2020, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, Odor-No-More, Inc., a California corporation, BioLargo Development Corp., a California corporation, , (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Recent Events

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services, but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and stockholders may experience a significant negative impact.

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

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic through which many states issued “shelter-at-home” orders, we took rapid action to bring forth solutions to assist in the crisis, stabilize operations, protect our staff, and shore up financial resources to continue growing the company. We have achieved the following over the past 6 weeks:

1.

Our engineers prepared a low-cost ventilator design in response to a U.S. Department of Defense call for innovation to support a government challenge, which has led to the ongoing collaboration with the University of California Sa Diego and their National Security Innovation Catalyst, and the collaboration/evaluation of CupriDyne with multiple branches of the U.S. military, all made possible through our work with TMA Bluetech, on which our president Dennis Calvert serves as a board member;

2.	Clyra Medical created, began to manufacture and successfully secured an FDA registration of the “Clyraguard Personal Protection Spray” (www.clyramedical.com/clyraguard);

3.	We received confirmation through third-party testing by UTMB-Galveston National Lab that our CupriDyne products inactivate the SARS-CoV-2 (COVID-19) virus;

4.	We received confirmation through third-party testing at UTMB-Galveston National Lab that Clyra Medical’s FDA registered products inactivate the SARS-CoV-2 (COVID-19) virus;

5.	We organized a small-scale production and sale of hand sanitizers in our Westminster, Oak Ridge, and Canadian facilities;

6.	We completed revisions of waterworks fund crowdfunding offering in order to highlight its role in COVID-19 crisis for AOS to remove the virus from wastewater;

7.

We negotiated and executed a new financing instrument with Lincoln Park Capital which will provide up to $10,250,000 in new capital should we elect to draw down the facility, any time over the next three years (see “Item 5 “Other Information”); and

8.	We completed three applications for Paycheck Protection Program stimulus money, two of which have been accepted, the third pending.

COVID-19 Testing

We sponsored research with one of the leading researchers in the study of pandemic diseases, Dr Slobadan Praessler’s laboratory located at the Galveston National Laboratory at the University of Texas Medical Branch, to confirm that CupriDyne as well as Clyraguard, a product of Clyra Medical, inactivated the Coronavirus that causes COVID-19. The tests were successful. The research concluded that “CupriDyne was shown to be effective in inactivating the virus in a time-dependent manner, reducing virus titers by 99% (2 logs) after 30 minutes, and reducing virus titers to below the detection limit after 60 minutes. The novel iodine complex tested herein offers a safe and gentle alternative to conventional disinfectants for use on indoor and outdoor surfaces.” The actual report can be seen at the following link: https://www.biorxiv.org/content/10.1101/2020.05.08.082701v1. The CupriDyne abstract states:

“The coronavirus known as SARS-CoV-2, which causes COVID-19 disease, is presently responsible for a global pandemic wherein more than 3.5 million people have been infected and more than 250,000 killed to-date. There is currently no vaccine for COVID-19, leaving governments and public health agencies with little defense against the virus aside from advising or enforcing best practices for virus transmission prevention, which include hand-washing, physical distancing, use of face covers, and use of effective disinfectants. In this study, a novel iodine complex called CupriDyne® was assessed for its ability to inactivate SARS-CoV-2. CupriDyne was shown to be effective in inactivating the virus in a time-dependent manner, reducing virus titers by 99% (2 logs) after 30 minutes, and reducing virus titers to below the detection limit after 60 minutes. The novel iodine complex tested herein offers a safe and gentle alternative to conventional disinfectants for use on indoor and outdoor surfaces.”

We intend to fully explore any and all alternatives available to develop a new CupriDyne based product to help combat COVID-19 and secure appropriate regulatory approvals.

The UTMB-Galveston National Laboratory also tested Clyra’s new Clyraguard product, and confirmed that it inactivates the SARS-CoV-2 (COVID-19) virus. The associated study results and academic paper is expected to publish soon.

While we are actively engaged in responding the COVID-19 crisis, we have not ceased operations of our previous and long-term operating activities or plans. However, our normal operations and rate of growth been negatively impacted during the crisis, namely with delays by our customers until such time as our customers operations resume some sense of normalcy. For example, our growth in the waste handling industry has reversed course as operators, in light of the COVID-19 crisis, are less concerned about managing odor than during normal times. As such, we believe these commercial operations will resume its growth track after the crisis subsides.

Our second commercial operation, BioLargo Engineering, Science & Technologies, LLC (“BLEST”), provides professional engineering and consulting services to third party clients on a fee-for-service basis, and also serves as our in-house engineering team to advance our proprietary technologies and complement service offerings of our other business segments. This operating unit has a number of near- and long-term prospects for substantial growth, all of which have been delayed due to the COVID-19 crisis.

Each incremental success serves to validate our overall business strategy which is focused on technology-based products and services capable of disrupting the status quo in their applicable industry market segment. We believe that the future of our medical and clean water technologies has similar and also very large market opportunities ahead as they are introduced commercially.

In addition to our two commercial operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our water treatment system for decontamination and disinfection (our “Advanced Oxidation System”, or “AOS” – see Pilot Projects discussion below), and our medical products focused on Clyraguard (Disinfecting Personal Protection Spray for Personal Protection Equipment, healing chronic wounds, including our stem cell therapy called the SkinDiscTM, which is focused on regenerative tissue management and is licensed to our subsidiary Clyra Medical Technologies, Inc. (“Clyra Medical”). Clyra Medical is launching its Clyraguard (www.clyramedical.com/clyraguard ) product now, and given its unique value proposition as a disinfectant for personal protection equipment like facemasks, which is a safe and gentle solution (safe on skin) to help protect people from cross contamination and its proven effectiveness at inactivating the SARS-CoV-2 virus, and the fact that it FDA cleared and registered, we expect Clyraguard to experience rapid revenue growth.

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

Our customer base for our odor and VOC business was expanding prior to the COVID-19 crisis and we expect it to continue doing so once the world returns back to work. We have been and expect to continue selling product to three of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry, which we expect to become a priority market. We are also expanding with early adopters into new industrial markets, including steel manufacturing, paper production, construction, building and facilities management, livestock production, the cannabis industry. Opportunities for our products are available internationally. We have in the past and plan to continue marketing these products through industry associations like the “Technology Approval Group” program offered by Isle Utilities that serves the wastewater treatment industry. We also have a number of potential partners actively engaged in commercial trials around the globe and we are actively in discussion with a number of groups to leverage our commercial focus through distribution partnerships.

Many of our customers have adopted CupriDyne Clean as a replacement for a non-performing and competitive products, some of which have been in use by customers for as many as 30 years. Upon using CupriDyne Clean, the majority of customers have expressed a very high degree of satisfaction with its performance compared to prior solutions. Because of this, we were realizing systematic adoption by our very large corporate customers and expect to resume the adoption cycle post crisis, to serve these customers for years to come. Our experience has helped refine our value proposition and assemble a comprehensive menu of products and services. Our success in this market has validated the market opportunity for our products and services and encourages us to continue investing in infrastructure and sales and marketing to increase revenues. We estimate there are approximately 2,000 active landfills1, 8,000 transfer stations2, and 15,000 wastewater treatment agencies3 in the United States. While all may not have ongoing odor problems or neighbor complaints, we believe many of the facilities have need for a disruptive odor solution like CupriDyne Clean.

The total addressable market for the waste handling and wastewater treatment industries is greater than $1.3 billion. While we are still assessing the size of the cannabis, agriculture and steel manufacturing industries, we believe they could readily double the market opportunities for our product CupriDyne Clean.

Turn-key Full-service Solutions

At the request of our clients, we have begun offering a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). We have recently expanded these serves to engineering design, construction and installation. Our engineering team at BLEST has been instrumental in supporting these operations. During late 2019 we were awarded and completed more than 15 projects.

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We received a $350,000 investment from BKT and issued 1,593,087 shares of our common stock, and invested $100,000 into the joint venture for a 40% ownership share. BKT and its U.S. based subsidiary invested $150,000 into the joint venture for the remaining 60% ownership share. The joint venture has established their manufacturing, and we expect will be proceeding with operations in the near future.

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

BLEST focuses its efforts in three areas:

●	Providing engineering services to third party clients;

●	Supporting the internal product development (e.g., the AOS and AEC water treatment systems); and

●	Supporting our team at Odor-No-More to provide engineering and design of the CupriDyne Clean delivery systems.

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs seven scientists and engineers who collectively have over two hundred years of experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

Development of AEC to Combat PFAS Crisis

In 2019, BLEST was awarded an SBIR Phase I Competitive Grant by the Environmental Protection Agency in the amount of $100,000 to investigate solutions for the removal of per- and polyfluoroalkyl substances (PFAS) from water. PFAS have been linked to cancer, fertility problems, asthma, and more, and are present in a vast range of manufactured goods including food, common household products (e.g., cleaning products, cookware), and electronics. PFAS also pose widespread and serious water safety problems around the world, with governments and industry actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water. BLEST had applied for Phase II funding from the EPA to sponsor a go-to-market strategy for its AEC and was notified on May 18, 2020, that its request for funding was not granted. While management is disappointed by this news, at the same time it is not deterred from pursuing what it believes will be a substantial business opportunity. The scale-up work on the AEC continues with our own resources, and we expect to be ready for commercial trails in the near future.

BioLargo Water and the Advanced Oxidation System – AOS

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

We believe that our current designs for the AOS are cost-effective, commercially viable and should be ready for their first commercial launch in late 2020. We secured a patent on the AOS in 2018, and another in March 2019. We intend to continue refining and improving the AOS continually to accomplish a series of goals: expanded patent coverage, extended useful life, lower capital costs, lower energy costs, optimized performance, precise configurations for specific industry challenges, portability, and identifying its performance limits. Our current and most pressing goal for the AOS, as evidenced by the pilot projects described above, is to demonstrate its efficacy in field settings, which is a crucial and necessary step for the commercialization of any water treatment system.

Clyra Medical Technologies

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines.

When the COVID-19 crisis began, we immediately responded by supporting the team at Clyra Medical in any way possible to help them create a product called Clyraguard (discussion above). Testing has confirmed that Clyraguard inactivates the COVID-19 pandemic Coronavirus. Clyraguard features a host of unique claims:

●	Extremely high antimicrobial efficacy (99.999%) against virus, bacteria and fungus, including Coronavirus
●	long lasting
●	Non-irritating, non- sensitizing, non-toxic
●	Clear, colorless, and odorless
●	Can be applied to mask and other personal protective equipment as needed and reapplied throughout the day
●	Derived from a formula specifically developed for use in hospitals by healthcare professionals.
●	Registered with FDA as a Class I disinfectant.

The early development work at Clyra and its long regulatory approval process was pivotal to enable Clyra to respond to the COVID-19 crisis.

Results of Operations

We operate our business in distinct business segments:

●	Odor-No-More, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●	BLEST, our professional engineering services division supporting our internal business units and serving outside clients on a fee for service basis;

●	BioLargo Water, our Canadian division that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system;

●	Clyra Medical, our partially owned subsidiary focused on the Advanced Wound Care industry; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Consolidated revenue for the three months ended March 31, 2020 was $439,000, which is a $75,000 increase over the same period in 2019 and a $98,000 decrease as compared with the three months ended December 31, 2019. The quarter-to-quarter decrease is directly related to the COVID-19 pandemic. We generated revenue from two of our operating divisions – Odor-No-More and BLEST. Our business segments obtain cash to support operations in different ways. Odor-No-More and BLEST generate revenues from third parties, and receive funding as needed from BioLargo, Inc. Our Canadian team, BioLargo Water, receives funds from government research grants (reported on our financial statements as “Other income – Grant income”), and receives funding as needed from BioLargo, Inc. Clyra Medical, however, relies on direct investment from third parties for 100% of its operating costs and is not supported with capital from BioLargo’s corporate budget or fundraising.

In response to the COVID-19 pandemic, each of the four operating segments developed products to help the world deal with the crisis. (See “Response to COVID-19 Pandemic”, above.) Our results of operations discussed below do not include revenues from those products, as they were all released subsequent to March 31, 2020.

Odor-No-More

During the three months ended March 31, 2020, our wholly owned subsidiary Odor-No-More generated revenues through sales of its flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. Of its gross sales, in the three months ended March 31, 2020, approximately 75% were to the waste handling industry.

Revenue (Odor-No-More)

Odor-No-More’s revenues for the three months ended March 31, 2020, decreased $18,000 or 6% from the same period in 2019, and decreased $164,000 or 37% from the prior three months ended December 31, 2019. Approximately 99% of revenue is from sales of CupriDyne Clean products, and the remaining from sales of our absorption products to the U.S. military. The decrease in revenue was directly attributable to the COVID-19 pandemic and state governments ordering non-essential businesses to close and residents to “stay-at-home”. (See “Response to Covid-19 Pandemic”, above.)

Sales of our CupriDyne Clean products increased 20% in the three months ended March 31, 2020, as compared to same period in 2019, due to the acquisition of more clients and client locations, and the sale and delivery of more products. Of our CupriDyne Clean sales, approximately one-half were made pursuant to “national purchasing agreements” (“NPA”) with the three largest waste handling companies in the United States. Given the COVID-19 pandemic and ongoing status of the “stay-at-home” orders in California and elsewhere, we expect sales of CupriDyne Clean products to the waste handling industry to continue to decrease in the second quarter of 2020.

As a result of our decision to focus our efforts on higher-margin products, sales of our Specimen Transport Solidifier pouches decreased by 97% in the three months ended March 31, 2020 as compared with the same period in 2019.

Cost of Goods Sold (Odor-No-More)

Odor-No-More’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, Odor-No-More’s costs of goods was 45% in the three months ended March 31, 2020 versus 47% in the same period in 2019.

Selling, General and Administrative Expense (Odor-No-More)

Odor-No-More’s selling, general and administrative expenses increased by 28% to $316,000 in the three months ended March 31, 2020, as compared with $247,000 in 2019. These expenses have increased alongside Odor-No-More’s efforts to increase revenues by hiring additional sales and support staff. We do not expect these expenses to increase further unless and until our revenues increase.

Net Loss (Odor-No-More)

For the three months ended March 31, 2020, Odor-No-More generated $298,000 in revenue, a gross margin of $154,000, and had total costs and expenses of $320,000, resulting in a net loss of $158,000.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $141,000 of revenues from third party clients in the three months ended March 31, 2020, versus $63,000 in revenue in comparable period in 2019. The increase is due to an increase in the number of client contracts being serviced. BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system, or development of the AEC to combat the PFAS crisis (see Development of AEC to Combat PFAS Crisis), which if billed to third party clients exceeded $143,000 in the first quarter. Our engineers are performing a critical role in internal projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our Odor-No-More operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three months ended March 31, 2020, its cost of services were 46% of its revenues, versus 27% in the three months ended March 31, 2019. We expect the cost of services to remain closer to 50% in the reminder of the year ending December 31, 2020, based on our current client activity.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies. BLEST selling, general and administrative expenses during the three months ended March 31, 2020 totaled $101,000 compared to $106,000 for the three months ended March 31, 2019.

Net Loss (BLEST)

BLEST generated $285,000 in revenue, a gross margin of $153,000, and had total costs and expenses of $195,000, resulting in a net loss of $41,000.

While we are unable to record revenues generated from intracompany services by the engineering group to other operating divisions, it is important to note that the net loss would be eliminated if BLEST were an outside contract for hire services company selling services to our water company or our industrial odor and VOC control operating unit.

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations decreased considerably towards the end of calendar year 2019. We expect this trend to continue, and expect that in 2020 its sales will continue to increase.

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

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses increased by 10% ($138,000) in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our non-cash expenses totaled $922,000, through the issuance of stock and stock options, increased $339,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed and as part of an employee retention program. The largest components of our SG&A expenses included (in thousands):

	March 31, 2019	March 31, 2020
Salaries and payroll related	$494	$548
Professional fees	196	228
Consulting	291	289
Office expense	240	283

The increase in salaries and payroll expenses is primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. Consulting expense decreased as we’ve engaged less consultants to identify business opportunities and are focusing on our current opportunities.

Research and Development

In the three months ended March 31, 2020, we spent approximately $335,000 in the research and development of our technologies and products. This was a decrease of 21% ($91,000) compared to the three months ended March 31, 2019.

Interest expense

Our interest expense for the three months ended March 31, 2020 was $757,000, an decrease of $228,000 compared with the three months ended March 31, 2019, of which $25,000 was paid in cash, and $668,000 is related to the amortization of discount on convertible notes, and the remaining to other non-cash expense. During 2019, it was necessary to extend the maturity dates of some of our outstanding convertible notes, which resulted in additional interest expense.  As most of these convertible notes have now been fully paid, the discount on our convertible notes is less resulting in less interest expense in the three months ended March 31, 2020, compared to the same period in 2019.

Loss on extinguishment of debt

In the three months ended March 31, 2020, we recorded a loss on extinguishment of debt related to transactions with current vendor and employees where Clyra Medical is unable to pay obligations in cash. In lieu of cash, the vendors and employees accepted options to purchase shares of Clyra stock. The fair value of those options exceeded the debt that was converted by $214,000.

In the three months ended March 31, 2019, we recorded a loss on extinguishment of debt related to transactions with prior investors to extend the maturity dates of promissory notes. As consideration, we increased principal amounts, modified conversion terms, and/or issued stock purchase warrants. We had no such activities in the comparable period in 2020. We extended the maturity dates of the promissory notes due to a lack of sufficient cash to satisfy the obligations at maturity. Unless our cash position changes substantially, we anticipate we will continue to do so as additional notes come due.

Net Loss

Net loss for the three months ended March 31, 2020 was $2,616,000 a loss of $0.01 per share, compared to a net loss for the three months ended March 31, 2019 of $2,749,000 a loss of $0.02 per share. The reduction in the net loss for the period ended March 31, 2020 versus 2019 is due to a small improvement in gross profit and a reduction in interest expense.

The net loss per business segment is as follows (in thousands):

Net loss	March 31, 2019	March 31, 2020
Odor-No-More	$(90)	$(153)
BLEST	(110)	(43)
Clyra Medical	(299)	(535)
BioLargo Water	(145)	(171)
Corporate	(2,105)	(1,715)
Consolidated net loss	$(2,749)	$(2,616)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2020, we had a net loss of $2,616,000, used $753,000 cash in operations, and at March 31, 2020, we had a working capital deficit of $3,651,000, and current assets of $1,080,000. We do not believe net revenues will be sufficient to fund our current level of operations or pay our debt due prior to December 31, 2020, and will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the three months ended March 31, 2020, we generated revenues of $439,000 through two business segments (Odor-No-More and BLEST – see Note 10, “Business Segment Information”). Neither generated enough revenues to fund their operations, or fund our corporation operations or other business segments, and thus to continue to operate, we conducted private securities offerings. We intend to refinance or renegotiate the $550,000 in debt obligations due in August 2020; the remainder of debt due in 2020 is convertible at maturity. Our cash position is insufficient to maintain our current level of operations and research and development, and thus we will be required to raise substantial additional capital to continue to fund our operations in calendar year 2020, as well as our future business plans. We continue to raise money through private securities offerings and our LPC Purchase Agreement (see Note 3), and continue to negotiate for more financing from private and institutional investors. No assurance can be made of our success at raising money through private or public offerings.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve in 2018, as we have added a new accounting manager for Odor-No-More and the engineering division and implemented more detailed reviews of the accounting records. In late 2017, we added an engineering division operating in Tennessee. The volume of our product sales continues to grow, increasing strain on our accounting systems. And, our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. These activities put stress on our overall controls and procedures. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business during the prior 12 months, including the addition of an engineering division, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. There was no further change in our internal control over financial reporting that occurred during the three-month period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2020, we issued 1,593,807 shares of our common stock to BKT Co. Ltd., pursuant to the Joint Venture Agreement (see “South Korean Joint Venture” in Item I, above) and in exchanged received $350,000 from BKT.

During the three months ended March 31, 2020, Vista Capital elected to convert the remaining balance of $269,600 of the outstanding principal and interest due on its promissory note dated October 7, 2019, and we issued 2,417,059 shares of our common stock.

During the three months ended March 31, 2020, noteholders elected to convert $165,000 of the outstanding principal of 12-Month OID Notes and we issued 970,590 shares of our common stock.

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

Item 5.          Other Information

On March 30, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $10,250,000 in shares of the Company’s common stock, $0.00067 par value per share (the “Common Stock”), over the 36 month term of the Purchase Agreement, subject to certain limitations and conditions set forth in the Purchase Agreement.

Concurrently with the execution of the Purchase Agreement on March 30, 2020, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which the Company agreed, among other things, to file a registration statement with the SEC to register for sale under the Securities Act of 1933, as amended (the “Act”), the shares of common stock that may be issued and sold to Lincoln Park from time to time under the Purchase Agreement. We filed a registration statement on Form S-1 with the SEC, which was deemed effective on April 21, 2020.

Lincoln Park agreed to make an initial purchase of $250,000 of shares for $0.14 per share. That purchase was completed March 31, 2020.

The Purchase Agreement provides that, commencing on the date that a registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other terms and conditions of the Purchase Agreement are satisfied from time to time on any trading day the Company selects, the Company has the right, in its sole discretion, subject to the conditions and limitations in the Purchase Agreement, to direct Lincoln Park to purchase up to 100,000 shares of Common Stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement, provided that at least one trading day has passed since the last Regular Purchase. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on the prevailing market price at the time of sale as set forth in the Purchase Agreement. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase shall not exceed $500,000. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under the Purchase Agreement.

In addition to regular purchases, as described above, the Company may also direct Lincoln Park to purchase additional amounts as accelerated purchases. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of the Common Stock.

Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended), and the Company sold the securities in reliance upon exemptions from the registration requirements of United States federal and state securities laws.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition on entering into any “Variable Rate Transaction,” as defined in the Purchase Agreement.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. As set forth in the Purchase Agreement, in consideration for entering in the Purchase Agreement, the Company has agreed to issue to Lincoln Park 1,785,715 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes.

Item 6.          Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.8	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.9	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.10	Promissory note issued by Clyra Medical Technologies dated September 26, 2018	Form 8-K	10/2/2018
4.11	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.12	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.13	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.14	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.15	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.16	OID twelve-month promissory note	Form 8-K	8/2/2019
4.17	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019

4.18	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.19	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.20	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.21	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.22	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.23	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.24	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.25	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2020	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 19, 2020	By: /s/ CHARLES K. DARGAN, II
Charles K. Dargan, II
Chief Financial Officer