Form 10-Q
period 2020-06-30
BIOLARGO, INC.
filed 2020-08-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2020 was 213,563,236 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis and Financial Condition and Results of Operations

Item 4	Controls and Procedures

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND JUNE 30, 2020

(in thousands, except for per share data)

	DECEMBER 31, 2019	JUNE 30, 2020 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$655	$1,207
Accounts receivable, net of allowance	355	258
Inventories, net of allowance	16	170
Prepaid expenses and other current assets	39	43
Total current assets	1,065	1,678

In-process research and development (Note 8)	1,893	1,893
Property and equipment, net of depreciation	95	46
Other non-current assets	35	823
Right-of-use, operating lease, net of amortization	411	371
Deferred offering cost	122	—
Investment in South Korean Joint Venture	—	85
Total assets	$3,621	$4,896
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$602	$804
Clyra Medical note payable (Note 8)	1,007	1,007
Note payable	50	50
Line of credit	50	50
Convertible notes payable	3,957	2,936
Discount on convertible notes payable, and line of credit, net of amortization	(1,472)	(203)
Lease liability	125	114
Deferred revenue and deposits	35	18
Total current liabilities	4,354	4,776
Long-term liabilities:
Convertible notes payable	700	600
Liability to Clyra Medical shareholder (Note 8)	643	643
Discount on convertible notes payable, net of amortization	(182)	(124)
Payroll protection program loan	—	349
Lease liability	286	256
Total liabilities	5,801	6,500

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred Series A, $.00067 Par Value, 50,000,000 shares authorized, -0- shares issued and outstanding, at December 31, 2019 and June 30, 2020, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 shares authorized, 166,256,024 and 190,703,381 shares issued, at December 31, 2019 and June 30, 2020, respectively.	111	128
Additional paid-in capital	121,327	130,875
Accumulated other comprehensive loss	(99)	(77)
Accumulated deficit	(123,492)	(128,291)
Total BioLargo, Inc. and subsidiaries stockholders’ deficit	(2,153)	2,635
Non-controlling interest (Note 8)	(27)	(4,239)
Total stockholders’ deficit	(2,180)	(1,604)
Total liabilities and stockholders’ equity (deficit)	$3,621	$4,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		SIX MONTHS
	JUNE 30, 2019	JUNE 30, 2020	JUNE 30, 2019	JUNE 30, 2020
Revenues
Product revenue	$316	$301	$617	$580
Service revenue	110	117	173	276
Total revenue	426	418	790	856

Cost of revenue
Cost of goods sold	(136)	(109)	(276)	(237)
Cost of service	(92)	(92)	(143)	(224)
Gross profit	198	217	371	395

Selling, general and administrative expenses	1,318	1,872	2,727	3,417
Research and development	367	350	793	684
Operating loss:	(1,487)	(2,005)	(3,149)	(3,706)
Other (expense) income:
Interest expense	(498)	(747)	(1,483)	(1,504)
Loss on debt extinguishment	(44)	—	(228)	(214)
Tax credit	—	44		44
Grant income	42	7	124	64
Total other expense:	(500)	(696)	(1,587)	(1,610)
Net loss	(1,987)	(2,701)	(4,736)	(5,316)

Net loss attributable to noncontrolling interest	(192)	(275)	(365)	(617)
Net loss attributable to common shareholders	$(1,795)	$(2,426)	$(4,371)	$(4,699)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding:	145,700,515	181,567,199	143,983,182	175,220,216
Comprehensive loss:
Net loss	$(1,987)	$(2,701)	$(4,736)	$(5,316)
Foreign currency translation	(4)	23	(8)	22
Comprehensive loss	(1,991)	(2,678)	(4,744)	(5,294)
Comprehensive loss attributable to noncontrolling interest	(192)	(275)	(365)	(617)
Comprehensive loss attributable to common stockholders	$(1,799)	$(2,403)	$(4,379)	$(4,677)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend for the change in accounting for derivative liability	—	—	342	(342)	—	—	—
Clyra Medical securities offering	—	—	21	—	—	89	110
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, March 31, 2019	144,473,453	$97	$112,556	$(114,641)	$(94)	$289	$(1,793)
Conversion of notes	2,767,833	2	294	—	—	—	296
Issuance of common stock for service	981,684	—	213	—	—	—	213
Issuance of common stock for interest	87,478	—	15	—	—	—	15
Warrant exercise	3,744,456	3	101	—	—	—	104
Stock issuance to officer (see note 7)	500,000	—	—	—	—	—	—
Stock option compensation expense	—	—	296	—	—	—	296
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	756	—	—	—	756
Issuance of Clyra Medical common stock	—	—	74	—	—	111	185
Deemed dividend for the change in accounting for derivative liability	—	—	440	(440)	—	—	—
Net loss	—	—	—	(1,795)	—	(192)	(1,987)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, June 30, 2019	152,554,904	$102	$114,745	$(116,876)	$(98)	$208	$(1,919)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend for the change in accounting for derivative liability	—	—	100	(100)	—	—	—
Clyra Medical securities offering	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)
Conversion of notes	6,463,784	6	682	—	—	—	688
Issuance of common stock for service	1,774,033	1	271	—	—	—	272
Issuance of common stock for interest	297,001	—	30	—	—	—	30
Sale of common stock for cash	3,689,246	2	558	—	—	—	560
Stock option compensation expense	—	—	528	—	—	—	528
Clyra Medical securities offering	—	—	476	—	—	348	824
Clyra Medical stock option expense	—	—	20	—	—	—	20
Clyra Medical stock for other asset (See Note 2)	—	—	788	—	—	—	788
Noncontrolling interest allocation	—	—	4,401	—	—	(4,401)	—
Net loss	—	—	—	(2,425)	—	(275)	(2,700)
Foreign currency translation	—	—	—	—	22	—	22
Balance, June 30, 2020	190,703,381	$128	$130,875	$(128,291)	$(77)	$(4,239)	$(1,604)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2020

(in thousands, except for per share data)

(unaudited)

	JUNE 30, 2019	JUNE 30, 2020
Cash flows from operating activities
Net loss	$(4,736)	$(5,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	648	1,073
Common stock issued in lieu of salary to officers and fees for services from vendors	419	450
Common stock issued for interest	40	34
Interest expense related to amortization of the discount on convertible notes payable and line of credit	1,254	1,327
Interest expense related to the fair value of warrants issued as consent for variable debt	54	—
Loss on extinguishment of debt	229	214
Depreciation expense	31	33
Bad debt expense	—	11
Changes in assets and liabilities:
Accounts receivable	24	86
Inventories	(12)	(100)
Prepaid expenses and other current assets	(8)	(4)
Accounts payable and accrued expenses	178	148
Deferred revenue	—	(22)
Customer deposits	28)	4
Net cash used in operating activities	(1,851)	(2,062)
Cash flows from investing activities
Investment in South Korean joint venture	—	(85)
Leasehold improvements	(14)	—
Sale of equipment	—	16
Net cash used in investing activities	(14)	(69)
Cash flows from financing activities
Proceeds from sales of common stock	—	1,462
Proceeds from convertible notes payable	1,825	—
Proceeds from the sale of stock in Clyra Medical	295	850
Repayment of note payable	(300)	—
Proceeds from warrant exercise	104	—
Proceeds from payroll protection program loan	—	349
Net cash provided by financing activities	1,924	2,661
Net effect of foreign currency translation	(8)	22
Net change in cash	51	552
Cash at beginning of year	655	655
Cash at end of period	$706	$1,207
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$40	$50
Income taxes	$3	$2
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$1,817	$—
Inventory included in accounts payable and accrued expense	$—	$55
Conversion of convertible notes payable into common stock	$515	$1,122
Convertible notes issued with original issue discount	$373	$—
Exchange of consulting services for Clyra common shares	$—	$788
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Deemed dividend	$782	$100
Allocation of Clyra stock to noncontrolling interest	$—	$4,401
Allocation of stock option expense within noncontrolling interest	$—	$448

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2020, we had a net loss of $5,316,000, used $2,062,000 cash in operations, and at June 30, 2020, we had a working capital deficit of $3,098,000, and current assets of $1,678,000. We do not believe gross profits in the immediate future will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2019, none of our business segments (see Note 10, “Business Segment Information”) generated enough revenues to fund their operations, or to contribute to our corporate operations or overhead. Thus, in light of our cash position at year end, in order to continue operations, we continued to sell our stock in private securities offerings and to Lincoln Park (see Note 3).

Although we are able to rely on investment funds through our agreement with Lincoln Park, the foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our willingness to require Lincoln Park purchase our stock, and in the long term, our ability to attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc. (formerly, Odor-No-More, Inc.), organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 97.5% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We also own 48% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly- and partially-owned subsidiaries, including Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 48% of the outstanding voting stock), it does exercise control under the “Variable Interest Model”: there is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2019 was $24,000 and June 30, 2020 was $35,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the six months ended June 30, 2019 we had two customers, and during the six months ended June 30, 2020, we had one customer, that accounted for 10% or more of consolidated revenues in the respective periods, as follows:

	June 30, 2019	June 30, 2020
Customer A	18%	<10%
Customer B	10%	<10%
Customer C	<10%	13%

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We had two customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2019 and at June 30, 2020, as follows:

	December 31, 2019	June 30, 2020
Customer G	<10%	14%
Customer H	<10%	13%
Customer I	25%	<10%
Customer J	11%	<10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2019 and June 30, 2020 was $3,000. As of December 31, 2019, and June 30, 2020, inventories consisted of (in thousands):

	December 31, 2019	June 30, 2020
Raw material	$11	$78
Finished goods	5	92
Total	$16	$170

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits of $35,000 related to our business offices, and (ii) prepaid consulting fees by Clyra Medical of $787,500 (see Note 8).

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required. We adopted this standard effective January 1, 2019 using the effective date option, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.  As of June 30, 2020, the right-of-use assets of our balance sheet related to our operating leases totals $371,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2019 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development at Clyra Medical (see Note 8).

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the six months ended June 30, 2020, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $15,000.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2019 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the three and six months ended June 30, 2019 and 2020:

	2019						2020
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	2.00	–	2.65%	2.0	–	2.65%	0.66	–	1.02%	0.64	–	1.90%
Expected volatility	147	–	152%	147	–	152%	129	–	131%	129	–	133%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Life in years		10			10			10			10

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

Warrants

Warrants issued with our convertible promissory notes, note payables, and lines of credit, are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative and not qualify for equity treatment, then it is measured at fair value using the Black Scholes option model, and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”). If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

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

We have revenue from three subsidiaries, ONM, BLEST and Clyra. ONM and Clyra identify its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized in arrears as the work is performed.

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

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2019 and June 30, 2020 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Note 3. Equity Financing

Lincoln Park

During the three months ended March 31, 2020, pursuant to our August 2017 agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we elected to sell to Lincoln Park 1,398,223 shares of our common stock, for which we received $295,000 in gross and net proceeds. Additionally, we issued Lincoln Park 14,420 “additional commitment” shares required under the agreement. We did not sell any shares to Lincoln Park during the three and six months ended June 30, 2019. In conjunction with the signing of the March 2020 agreement with Lincoln Park (see below), we recorded the remaining deferred offering costs on our August 2017 agreement totaling $122,000 as additional paid in capital on our consolidated balance sheet.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three months ended June 30, 2020, we sold 2,117,579 shares to Lincoln Park for $319,000 under the August 2017 and March 2020 purchase agreements.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2020 Unit Offering

On May 1, 2020, we commenced a private offering of units, each unit consisting of (i) common stock, (ii) a four-month stock purchase warrant, and (iii) a five-year stock purchase warrant. Unit prices are set from time-to-time based on market conditions. The number of shares of common stock issued, and the number of shares available for purchase under each warrant, are based on the quotient of the unit price and investment amount (e.g., a $100,000 investment and unit price of $0.25 is equal to 400,000 shares). The four-month warrant exercise price is equal to 120% of the unit price, and the five-year warrant is equal to 150% of the unit price.

During the three months ended June 30, 2020, we received an aggregate $242,000 of investments from three investors at unit prices of $0.15 and $0.16, issued 1,571,667 shares of our common stock, issued four-month and five-year warrants (see Note 6). See also Note 12, Subsequent Events.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2019 and as of June 30, 2020 (in thousands).

	December 31, 2019	June 30, 2020
Current liabilities:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$50	$50
Line of credit, matures September 1, 2019 or later (on 30-day demand)	50	50
Note payable issued by Clyra Medical to Scion, matures June 17, 2020 (see Note 8)	1,007	1,007
Total notes payable and line of credit	$1,107	$1,107
Convertible notes payable:
Convertible note, matures April 7, 2020	270	—
Convertible note, matures June 20, 2020(1)	25	—
Convertible 12-month OID notes, mature beginning June 2020(1)	3,112	2,286
Convertible note payable, matures April 20, 2021(1)	—	100
Convertible notes, mature August 12 and 16, 2020(2)	550	550
Total convertible notes payable	3,957	2,936
Total current liabilities	$5,064	$4,043

Long-term liabilities:
Convertible note payable, matures August 9, 2021	$600	$600
SBA Payroll Protection Program loans, mature April 2022	—	349
Convertible notes payable, mature April 20, 2021(1)	100	—
Total long-term liabilities	$700	$949

Total	$5,764	$4,992

(1) These notes are convertible at our option at maturity.

(2) See Note 12, Subsequent Events - the maturity date for these notes has been extended by one year.

For the six months ended June 30, 2019 and 2020 we recorded $1,483,000 and $1,504,000 of interest expense related to the amortization of discounts on convertible notes payable, coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Annual Report filed March 31, 2020.

Paycheck Protection Program SBA Loans

In April 2020, our subsidiaries ONM, BLEST and Clyra received advances of $210,000, $96,000 and $43,000, respectively, from the Small Business Administration Paycheck Protection Program. The loans mature in two years and incur interest at 1%. Management believes that it has complied with the terms of forgiveness as set forth by the Small Business Administration, and intends to submit a forgiveness application when appropriate.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Note, matures October 7, 2019 (Vista Capital)

On January 7, 2019, Vista Capital Investments LLC (“Vista Capital”) invested $300,000 and in exchange we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000. Originally set to mature nine months from the date of issuance, the maturity date was extended multiple times. The note earned a one-time interest charge of 12%, which was recorded as a discount on convertible notes and was amortized over the term of the note. The note allowed conversion of the note into our common stock at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense, all of which was recorded in 2019.

During the three months ended March 31, 2020, Vista Capital elected to convert the remaining balance of $270,000 of the outstanding principal and interest due on the note, and we issued 2,417,059 shares of our common stock.

Convertible Twelve-month OID notes

From June 7, 2019 through September 30, 2019, we received $2,235,000 and issued convertible promissory notes (each, a “Twelve-Month OID Note”) in the aggregate principal amount of $2,794,000, with a 25% original issue discount, to 34 accredited investors. The original issuance discount totaled $559,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $2,235,000, and is recorded as a discount on convertible notes on our balance sheet. The discounts will be amortized and recorded to interest expense over the term of the notes. These notes each mature twelve months from the date of issuance.

During the three months July 1, 2019 through September 30, 2019, in exchange for $305,000 of convertible note payables that were coming due, we issued an additional $381,000 in Twelve-Month OID Notes , with a 25% original issue discount. The original issue discount totaled $76,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $381,000 and is recorded as debt extinguishment expense on our statement of operations. The discount will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance.

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

During the six months ended June 30, 2020, $826,000 of the outstanding principal of 12-Month OID Notes was converted, and we issued 7,624,000 shares of our common stock. As of June 30, 2020, the aggregate principal amount outstanding on the Twelve-Month OID Notes was $2,286,000. See Note 12, Subsequent Events.

Convertible Note, June 20, 2020

On June 20, 2020, we elected to convert $25,000 of the outstanding principal on a convertible note issued in our Summer 2017 offering, and issued 83,334 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On June 30, 2020, we issued 367,403 shares of our common stock at $0.16 per share in lieu of $59,000 of accrued and unpaid salary to our officers. On March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share in lieu of $110,000 of accrued and unpaid salary to our officers.

On June 28, 2019, we issued 465,875 shares of our common stock at $0.23 per share in lieu of $107,000 of accrued salary and unreimbursed business expenses owed to two of our officers. On March 29, 2019, we issued 579,996 shares of our common stock at $0.16 per share in lieu of $93,000 of accrued and unpaid obligations to our officers.

All of these issuances were pursuant to our 2018 Equity Incentive Plan.

Payment of Consultant Fees

On June 30, 2020, we issued 1,406,630 shares of our common stock at $0.16 per share in lieu of $213,000 of accrued and unpaid salary to consultants. On March 31, 2020, we issued 390,735 shares of our common stock at $0.17 per share in lieu of $67,000 of accrued and unpaid obligations to consultants.

During the three months ended June 30, 2019, we issued 515,809 shares of our common stock at a range of $0.16 – $0.23 per share in lieu of $107,000 accrued and unpaid obligations to consultants. On March 29, 2019, we issued 649,545 shares of our common stock at $0.16 per share in lieu of $113,000 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

On June 30, 2020, we issued 594,428 shares of our common stock at $0.16 per share in lieu of $30,000 of accrued and unpaid interest.  On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

During the three months ended June 30, 2019, we issued 87,478 shares of our common stock, at prices ranging between $0.23 - $0.43 per share, in lieu of $15,000 of accrued interest. During the three months ended March 31, 2019, we issued 139,362 shares of our common stock at a range of $0.17 – $0.23 per share in lieu of $25,000 of accrued interest.

Stock Option Expense

During the six months ended June 30, 2019 and 2020, we recorded an aggregate $648,000 and $1,073,000, in selling general and administrative expense related to the issuance and vesting of stock options issued through our 2018 Equity Incentive Plan, our (now expired) 2007 Equity Incentive Plan, and outside of these plans (see Note 8 related to stock options issued by Clyra Medical).

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

Activity for our stock options under the 2018 Plan for the six months ended June 30, 2019 and June 30, 2020, is as follows:

					Weighted
					average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	3,728,366	0.16	–	0.22	0.18
Expired	—		—		—
Balance, June 30, 2019	5,046,833	$0.16	–	0.43	$0.21

Balance, December 31, 2019	9,214,356	$0.22	–	0.43	$0.25
Granted	8,610,689	0.17	–	0.22	0.15
Expired	(200,000)	0.18	–	0.34	0.26
Balance, June 30, 2020	17,625,045	$0.16	–	0.43	$0.20
Non-vested	(9,762,819)	0.17	–	0.45	0.12
Vested, June 30, 2020	7,862,226	$0.16	–	0.45	$0.31	$22,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at June 30, 2020.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted under the 2018 Plan to purchase 8,610,689 shares during the six months ended June 30, 2020 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 4,880,945 shares of our common stock at an exercise price of $0.14 per share to employees and consultants as a bonus during the pandemic. These options vest quarterly over one year and the fair value totaled $656,000 (ii) we issued options to purchase 457,500 shares of our common stock at an exercise price range of $0.14 – $0.21 per share to our CFO , with 177,500 shares having vested during the six months ended June 30, 2020, and the remaining shares to vest 25,000 monthly through January 31, 2021; (ii) we issued options to purchase 821,434 shares of our common stock at an exercise price on the respective grant date of $0.17 and $0.16 per share to members of our board of directors for services performed, all options vested at issuance and the fair value of these options totaled $130,000; (iii) we issued options to purchase 939,332 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.17 and $0.16 per share; the fair value of employee retention plan options totaled $151,000 and vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 449,286 shares of our common stock to consultants in lieu of cash for unpaid obligations totaling $65,000; and (v) we issued options to purchase 1,062,192 shares of common stock at an exercise price ranging between $0.14 – $0.17 per share to employees to convert accrued and unpaid obligations and for previously issued options that expire. All of these options vested at issuance and the fair value totaled $145,000, All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2019 and 2020 is as follows:

					Weighted
					average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43
Expired	(842,136)	0.28	–	0.70	0.49
Balance, June 30, 2019	8,849,451	$0.23	–	1.65	$0.46

Balance, December 31, 2019	9,691,586	$0.23	–	0.94	$0.42
Expired	(930,000)	0.50	–	0.58	0.56
Balance, June 30, 2020	8,761,586	$0.23	–	1.65	$0.41	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at June 30, 2020.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Plan Options issued

During the six months ended June 30, 2020, we issued options to purchase 292,437 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $50,000, is recorded in our selling, general and administrative expense.

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

Activity of our non-plan stock options issued for the six months ended June 30, 2019 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	options	Exercise			price per	intrinsic
As of June 30, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Granted	970,380	0.16	–	0.25	0.19
Expired	(691,975)		0.55		0.55
Balance, June 30, 2019	19,597,901	$0.16	–	1.00	$0.42

As of June 30, 2020:
Balance, December 31, 2019	19,888,718	$0.23	–	1.00	$0.41
Granted	292,437	0.17	–	0.21	0.18
Balance, June 30, 2020	20,181,155	$0.17	–	1.00	$0.41
Non-vested	(3,005,340)	0.17	–	0.45	0.45
Vested, June 30, 2020	17,175,815	$0.23	–	1.00	$0.40	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at June 30, 2020.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of June 30, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	9,031,871	0.10	–	0.25	0.15
Expired	(5,205,746)	0.10	–	0.12	0.11
Balance, June 30, 2019	30,698,555	$0.10	–	1.00	$0.39

As of June 30, 2020:
Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.35
Issued	3,934,592	0.13	–	0.24	0.19
Expired	(14,272,820)	0.40	–	0.49	0.46
Balance, June 30, 2020	32,892,933	$0.16	–	1.00	$0.29	$131,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.16 at June 30, 2020.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Warrants issued in private offering

Pursuant to our 2020 Unit Offering (see Note 3), we issued four-month stock purchase warrants to purchase an aggregate 1,571,667 shares of our common stock at prices from $0.18 to $0.192 per share, and five-year stock purchase warrants to purchase an aggregate 1,571,667 shares of our common stock at prices from $0.225 to $0.24 per share.

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

	June 30, 2019			June 30, 2020
Risk free interest rate	1.70	–	2.62%		0.23%
Expected volatility	86	–	110%		112%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	2	—	5	0.33	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2019	June 30, 2020
Accounts payable and accrued expense	$346	$394
Accrued interest	123	234
Accrued payroll	133	176
Total accounts payable and accrued expenses	$602	$804

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries.

Note 8. Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical (see Note 2).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Acquisition of In-process Research and Development

On September 26, 2018, Clyra Medical entered into a transaction with Scion Solutions, LLC, for the purchase of its intellectual property, including its SkinDisc. The consideration provided to Scion is subject to an escrow agreement (“Escrow Agreement”) and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares held by Clyra Medical; and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. This consideration was initially held in escrow pending Clyra Medical raising $1 million “base capital” to fund its business operations.

On December 17, 2018, the parties entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1 million “base capital”; at that time, one-half of the shares of Clyra Medical common stock exchanged for the Scion assets were released to Scion. The remaining Clyra Medical common shares (a total of 15,500 shares) remain subject to the Escrow Agreement’s performance metrics, each vesting one-fifth of the remaining shares of common stock (e.g., 2,000 shares of Clyra common stock, and an additional 1,100 shares redeemable for 785,714 BioLargo shares): (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1 million in aggregate gross revenue; and (e) recognition by Clyra Medical of $2 million in gross revenue.

Clyra Medical began selling products and generating revenue in June 2020. As of the date of this report, two of these metrics have been met.

Scion Solutions – Note Payable and Clyra Liability

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. At the initial maturity of June 26, 2020, the maturity date of the note automatically extended for 12 months and will continue to automatically extend for additional 12-month periods until the note is repaid in full. Payments after the initial 18-month maturity date are required to be made in annual installments in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues.

Non-Controlling Interest

During the six months ended June 30, 2020, Clyra sold 2,742 shares of its common stock at $310 per Clyra share.

During the three months ended June 30, 2020, BioLargo increased its investment in Clyra by 23,004 shares. Of this amount, 22,513 shares were issued to BioLargo pursuant to an amendment to the BioLargo/Clyra license agreement whereby BioLargo has granted Clyra rights to commercialize its technology in certain medical fields. The amendment provided, among other things, for the payment of the “initial license fee” through the issuance of 22,513 shares of Clyra common stock. (See Note 2.)

At June 30, 2020, the balance due on the Clyra-Scion Note equaled $1,007,000. The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) totals $643,000 and is recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

As of June 30, 2020, Clyra Medical had the following common (and no preferred) shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	48%
Sanatio Capital	18,704	19%
Scion Solutions(1)	15,500	15%
Other	18,639	18%
Total	102,050(2)

Notes:

(1) Does not include an additional 15,500 shares held in escrow subject to performance metrics.

(2) Does not include options to purchase 9,664 of shares of Clyra stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2019, Clyra began issuing options to its employees and consultants in lieu of compensation owed.  As of December 31, 2019, the Company had issued options to purchase 7,624 shares of Clyra stock.  In the three and six months ended June 30, 2020, Clyra issued options to purchase 1,945 and 95 shares of common stock to employees and vendors in exchange for a reduction of $206,000 and $20,000 in payables owed (none were issued in the comparable periods in 2019). Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in the three and six months ended June 30, 2020, totaled $420,000 and $441,000, respectively, and the additional fair value totaling $214,000 was recorded as a loss on extinguishment of debt in our consolidated statement of operations. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Consulting Agreement

Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639.03 shares of Clyra common stock as full payment of the consulting fee, in lieu of cash. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months. The value of the shares issued to Beach House is recorded as a prepaid asset (see Note 2).

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

Note 10. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental (formerly Odor-No-More) (“ONM”) -- which sells odor and volatile organic control products and services (located in Westminster, California);

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Clyra Medical Technologies (“Clyra”) -- which develops and sells medical products based on our technologies, including Clyraguard Personal Protective Spray;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee); and
4.

BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology, developing manufacturing operations for hand sanitizers and supporting the development of iodine based disinfecting products for the company (located in Edmonton, Alberta Canada).

Historically, none of our operating business units have operated at a profit and therefore each required additional cash to meet its monthly expenses. The additional sources of the cash to fund the shortfall from operations of ONM, BLEST and BioLargo Water have been provided by BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity.

The segment information for the three and six months ended June 30, 2019 and 2020, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Revenue
ONM	$315	$299	$616	$596
BLEST	241	160	424	444
Clyra Medical	—	21	—	21
Intercompany revenue	(130)	(62)	(250)	(205)
Total	$426	$418	$790	$856

Operating loss
BioLargo corporate	$(956)	$(1,129)	$(1,904)	$(1,936)
ONM	(51)	(134)	(141)	(287)
Clyra Medical	(319)	(422)	(606)	(728)
BLEST	(27)	(124)	(137)	(331)
Water	(134)	(196)	(361)	(424)
Total	$(1,487)	$(2,005)	$(3,149)	$(3,706)

Interest expense
BioLargo Corporate	$(485)	$(735)	$(1,458)	$(1,479)
Clyra Medical	(13)	(12)	(25)	(25)
Total	$(498)	$(747)	$(1,483)	$(1,504)

Research and development expense
BioLargo Corporate	$(210)	$(119)	$(382)	$(321)
Clyra Medical	(106)	(47)	(155)	(61)
BLEST	(73)	(85)	(195)	(166)
Water	(108)	(137)	(317)	(317)
Intersegment BioLargo corporate	130	38	256	181
Total	$(367)	$(350)	$(793)	$(684)

As of June 30, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$751	$478	$562	$273	$70	$(40)	$2,094
Investment in South Korean joint venture	85	—	—	—	—	—	85
Other assets	35	—	788	—	—	—	823
Intangible assets	1,893	—	—	—	—	—	1,893

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$862	$410	$3	$396	$77	$(31)	$1,728
Intangible assets	1,893	—	—	—	—	—	1,893

(1) – the “elimination” column reflects an adjustment for revenues generated between our related entities that are eliminated in consolidation.

Note 11. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the six months ended June 30, 2019 and 2020, rental expense was $51,000 and $55,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility qualifies for the new treatment; it originated in August 2016, expires August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. We exercised our option to extend the lease for four years. That has been included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one executed extension to September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. No determination has been made whether to exercise the renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease: there are not any common area maintenance charges or tax sharing arrangements, easement provisions or any free rent. Since there is no explicit interest rate in leases, management used its incremental borrowing rate, which is estimated to be 18%. As of June 30, 2020, our weighted average remaining lease term is four years and the total remaining operating lease payments is $622,000.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Economic Injury Disaster Loan (EIDL)

Our subsidiary ONM Environmental, Inc. received an Economic Injury Disaster loan from the U.S. Small Business Administration of $150,000. The term of the loan is 30 years and has a 3.75% interest rate. Monthly payments of $800 begin July 2021.

2020 Unit Offering

Pursuant to the 2020 Unit Offering (see Note 3), we received $125,000 from three investors, issued 746,528 shares of our common stock, and issued six-month and five-year stock purchase warrants to purchase 746,528 shares of common stock at $0.184 and $0.23 per share.

Sales to Lincoln Park

From July 1, 2020, through August 11, 2020, we sold 2,531,549 shares of our common stock to Lincoln Park and received $436,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1, Registration Number 333-237651.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note Maturity Extensions

On August 10, 2020, we and the holder of a convertible promissory note in the principal amount of $475,000 due August 12, 2020, entered into an agreement to extend the maturity date of the note to August 12, 2021. The holder agreed to convert one-fourth of the outstanding principal, plus $23,750 of interest, into 838,235 shares of common stock at the $0.17 conversion price set forth in the note. As consideration for the extension of the maturity date, we agreed to issue an additional 179,622 shares of common stock, extend the expiration date from September 18, 2023 to September 18, 2025, of a warrant to purchase 1,734,375 shares of common stock, and extend the expiration date from August 12, 2024 to August 12, 2025 of a warrant to purchase 2,095,588 shares of common stock.

On August 10, 2020, we and the holder of a convertible promissory note in the principal amount of $75,000 due August 20, 2020, entered into an agreement in which we agreed to pay $25,000, and the holder agreed to extend the maturity date of the note to August 20, 2021.

Debt Conversions

From July 1, 2020, through August 10, 2020, we have elected to convert at maturity $1,891,000 principal amount of twelve-month OID notes (see Note 4), and $99,000 interest, into 20,087,918 shares of our common stock. As of August 10, 2020, $395,000 principal amount of twelve-month OID notes remain outstanding.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2020, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation (formerly Odor-No-More), BioLargo Development Corp., a California corporation, , (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

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

Our Business - A Sustainable Products, Technology and Solutions Provider

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

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic, during which many states issued “shelter-at-home” orders, we took rapid action to bring forth solutions to assist in the crisis, stabilize operations, protect our staff, and shore up financial resources to continue growing the company. We have achieved the following over the past few months:

1.

Clyra Medical launched and began sales of its new FDA-registered Clyraguard Personal Protection Spray (www.clyramedical.com/clyraguard). Manufacturing and distribution is ramping up to meet demand, with a major national medical supplier signing a distribution agreement in July.

2.	We assisted our subsidiary Clyra Medical in securing an inventory-based line of credit up to $1 million.

3.	We received confirmation through third-party testing by UTMB-Galveston National Lab that our CupriDyne products inactivate the SARS-CoV-2 (COVID-19) virus.

4.

We received confirmation through third-party testing at UTMB-Galveston National Lab that Clyra Medical’s FDA registered products inactivate the SARS-CoV-2 (COVID-19) virus (the peer reviewed study has been published).

5.	We organized a small-scale production and sale of hand sanitizers in our Westminster, Oak Ridge, and Edmonton Alberta facilities.

6.

We negotiated and executed a financing instrument with Lincoln Park Capital which can provide up to $10,250,000 in new capital should we elect to draw down the facility, any time over the next three years;

7.	We secured two commitments for commercial trials of our AOS water treatment system.

8.	From January 1, 2020, through August 10, 2020, we converted approximately $2.5 million in debt to equity.

COVID-19 Testing

We sponsored research with one of the leading researchers in the study of pandemic diseases, Dr Slobodan Praessler’s laboratory located at the Galveston National Laboratory at the University of Texas Medical Branch, to confirm that CupriDyne as well as Clyraguard, a product of Clyra Medical, inactivated the Coronavirus that causes COVID-19. The tests were successful. The research concluded that “CupriDyne was shown to be effective in inactivating the virus in a time-dependent manner, reducing virus titers by 99% (2 logs) after 30 minutes, and reducing virus titers to below the detection limit after 60 minutes. The novel iodine complex tested herein offers a safe and gentle alternative to conventional disinfectants for use on indoor and outdoor surfaces.” The actual report can be seen at the following link: https://www.biorxiv.org/content/10.1101/2020.05.08.082701v1. The CupriDyne abstract states:

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

The UTMB-Galveston National Laboratory also tested Clyra’s new Clyraguard product, and confirmed that it inactivates the SARS-CoV-2 (COVID-19) virus. The associated study results were recently published in an academic paper, which can be accessed here: https://f1000research.com/articles/9-674. This paper appears in F1000 Research, a well-respected open publishing platform that promotes free and transparent access to novel research, and is currently in the peer-review process whereby it is being reviewed by qualified academics in the fields of microbiology, healthcare, and epidemiology for its scientific and academic merits, as is the case with all papers published in peer-reviewed journals.

While we are actively engaged in responding the COVID-19 crisis, we have not ceased operations of our previous and long-term operating activities or plans. However, our normal operations and rate of growth been negatively impacted during the crisis, namely with delays by our customers until such time as our customers operations resume some sense of normalcy. For example, our growth in the waste handling industry reversed course in March as operators, in light of the COVID-19 crisis, are less concerned about managing odor than during normal times. As the pandemic has progressed, and shelter-in-place orders have been lifted, these operating activities are increasing.

Clyra Medical recently launched its first commercial product, Clyraguard Disinfecting Personal Protection Spray. This product (described in greater detail under “Clyra Medical Technologies”) is a safe, effective, FDA-registered Class I General Purpose disinfectant designed to decontaminate medical devices such as face masks and other personal protective equipment (PPE). The product has been proven effective against a wide range of bacteria, and has been proven effective against SARS-CoV-2, the virus that causes COVID-19 disease. Given the product’s unique value proposition as an FDA-registered safe-on-skin and gentle disinfectant, we expect Clyraguard to experience rapid revenue growth.

Each incremental success serves to validate our overall business strategy which is focused on technology-based products and services capable of disrupting the status quo in their applicable industry market segment. We believe that the future of our medical and clean water technologies has similar and also very large market opportunities ahead as they are introduced commercially.

In addition to our three commercial operating subsidiaries, we have technologies and products in the development pipeline progressing towards commercialization, including our water treatment system for decontamination and disinfection (our “Advanced Oxidation System”, or “AOS” – see Pilot Projects discussion below), our Clyra antimicrobial wound care products, and our stem cell therapy called the SkinDisc™, which is focused on regenerative tissue management and is licensed to our subsidiary Clyra Medical Technologies, Inc. (“Clyra Medical”).

ONM Environmental Industrial Odor and VOC Solutions

ONM Environmental (previously known as Odor-No-More) generates most of its revenues through the sales of odor and VOC control products under the flagship brand CupriDyne Clean. While sales of this product have increased over time, the company also began to expand its service offering due principally to the demands and needs of its major waste handling and industrial clients (which ultimately prompted the company to re-brand to “ONM Environmental” to reflect the widened scope of services it offers). ONM Environmental now offers a menu of services to landfills, transfer stations, and wastewater treatment facilities. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). It has recently expanded these serves to engineering design, construction and installation. Our engineering team at BLEST has been instrumental in supporting these operations.

Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products.

Our customer base for our odor and VOC business was expanding prior to the COVID-19 crisis and we expect it to continue doing so once the world returns back to work. We have been and expect to continue selling product to three of the largest solid waste handling companies in the country, and also have secured multiple flagship clients in the wastewater treatment industry, which we expect to become a priority market. We are also expanding with early adopters into new industrial markets, including steel manufacturing, paper production, construction, building and facilities management, livestock production, the cannabis industry. Opportunities for our products are available internationally. Very recently, some of the capital projects that ONM Environmental previously had on hold due to logistical limitations imposed by the COVID-19 pandemic have begun to come back online, with decision-makers from these clients requesting that ONM Environmental resume work on these projects. Further, several cannabis growing operations have recently signed on for capital equipment and service contracts with ONM Environmental, whereby ONM Environmental provides design, build, and install services and equipment for their odor and VOC control needs, with the company’s partner Cannabusters providing odor and VOC control products to the client (and with product royalties going to ONM Environmental).

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

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We received a $350,000 investment from BKT and issued 1,593,087 shares of our common stock, and invested $100,000 into the joint venture for a 40% ownership share. BKT and its U.S. based subsidiary invested $150,000 into the joint venture for the remaining 60% ownership share. Although the joint venture established manufacturing, the COVID-19 pandemic has slowed the expected growth of the company.

Full Service Environmental Engineering

Our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties, and provides engineering support services to our internal teams to accelerate the commercialization of our technologies. Its website is found at www.BioLargoEngineering.com.

BLEST focuses its efforts in three areas:

●	Providing engineering services to third-party clients;

●	Supporting the internal product development (e.g., the AOS and AEC water treatment systems); and

●	Supporting our team at ONM Environmental to provide engineering and design of the CupriDyne Clean delivery systems.

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

Development of AEC to Combat PFAS Crisis

In 2019, BLEST was awarded an SBIR Phase I Competitive Grant by the Environmental Protection Agency in the amount of $100,000 to investigate solutions for the removal of per- and polyfluoroalkyl substances (PFAS) from water. PFAS have been linked to cancer, fertility problems, asthma, and more, and are present in a vast range of manufactured goods including food, common household products (e.g., cleaning products, cookware), and electronics. PFAS also pose widespread and serious water safety problems around the world, with governments and industry actively seeking new technologies and processes to eliminate PFAS from groundwater and drinking water. BLEST had applied for but did not receive “Phase II” funding from the EPA to sponsor a go-to-market strategy for its AEC. While management is disappointed by this news, it is not deterred from pursuing what it believes will be a substantial business opportunity. The scale-up work on the AEC continues with our own resources, and we expect to be ready for commercial trials in the near future.

Recently, BioLargo Engineering completed design and manufacturing of a medium-scale demonstration pilot prototype of the BioLargo AEC. This prototype is being tested and will be installed on-site for its first field pilot in the coming months, where the technology will be vetted in tough field conditions for its ability to effectively and affordably eliminate per- and poly-fluoroalkyl substances (“PFAS”) contaminants from water. The technology has already been proven in lab-scale studies to eliminate +99% of PFAS from water in continuous flow while consuming as low as $0.30 in electrical costs per 1,000 gallons treated, representing a significant potential cost savings compared to incumbent PFAS solutions like reverse osmosis and carbon sequestration technologies. Once the first field pilot projects for the AEC have been successfully completed, we intend to commence the first commercial trials for the AEC.

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

The AOS completed its first pre-commercial pilot project at Sunworks Farm, a poultry farm in Alberta, and the client agreed to expand the scope of AOS in the operations and be involved in the first commercial AOS pilot project. Recently, we received conditional approval of government grant that will partly fund the project, and are working on the engineering schematics for the system. BioLargo water hopes to start the project in the fourth quarter of 2020. The total budget for the project is $695,000, of which $600,000 will be funded by a combination of grants and client contributions. ]

The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity and extremely low levels of chemistry inputs – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly.

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

Our immediate goals for the development and commercialization of the AOS are: 1) to secure direct investment into the BioLargo Water subsidiary to empower its staff to complete its development cycle, 2) complete the ongoing pre-commercial field pilot studies which are necessary to generate the techno-economic data required to secure commercial trials, entice future customers, and commence traversal of necessary regulatory pathways, 3) conduct the first commercial trials with the AOS, and 4) secure first sales of the AOS. It is our belief that once pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

Clyra Medical Technologies

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines.

When the COVID-19 crisis began, we immediately responded by supporting the team at Clyra Medical in any way possible to help them create a product called Clyraguard. Testing has confirmed that Clyraguard inactivates the COVID-19 pandemic coronavirus.

Clyraguard Personal Protection Spray is a disinfectant and germicide intended to clean and decontaminate noncritical medical devices such as face masks and personal protective equipment (PPE). Clyraguard Personal Protection Spray may also be used to preclean critical medical devices prior to sterilization.

Clyraguard features a host of unique claims:

●	Extremely high antimicrobial efficacy (99.999%) against virus, bacteria and fungus, including Coronavirus

●	Safe for human skin / Non-irritating / Non-sensitizing / Non-toxic

●	No Known Microbial Resistance

●	Clear / Colorless / Odorless

●	4 oz bottle lasts up to 2 months with typical usage

●	Anti-odor

●	Environmentally friendly

●	Effective against biofilm

The early development work at Clyra and its long regulatory approval process was pivotal to enable Clyra to respond to the COVID-19 crisis.   The Clyraguard product is now being manufactured and sold primarily to its target market of frontline health care workers and supply companies as a Class I disinfectant intended to disinfect face masks and personal protective equipment.

Recently Clyra Medical Technologies has welcomed two key team members to its roster. The company recruited Shawn Dougherty, experienced C-level executive responsible for several successful high-profile product launches, to serve as Clyra’s Chief Revenue Officer. Prior to joining Clyra, Shawn co-founded mophie, the number one selling battery case manufacturer for mobile devices in North America. As COO and founder, she helped mophie create the first juice pack battery case for the iPhone in North America and built an exclusive partnership with Apple. Clyra also recruited John A. Sirpilla to serve as its Chief Business Development Officer, whereby he will work with Clyra’s senior executive team on brand expansion and retail channel development, and will work to develop strategic partnerships to help make Clyra products widely available to individuals, businesses, and the healthcare industry. Mr. Sirpilla is the former President of Camping World Accessory Stores, a 140-store nationwide retail chain serving the RV industry and was promoted in 2012 to Chief Business Development Officer for the parent company, Camping World and Good Sam with annual sales of nearly $4 billion.

SkinDisc

Our second technology and its related products center around the SkinDisc technology which we acquired in late 2018 from Scion Solutions, LLC (“Scion”). Scion is led by Spencer Brown, a medical device industry veteran with more than 35 years’ experience in sales, account management, and distribution in the medical device industry. The SkinDisc product was developed by Dr. Brock Liden, a renowned medical podiatrist and expert in wound care and diabetic limb salvage. The SkinDisc is a therapy product that uses a patient’s own bone marrow and plasma in a unique mixture to generate a cell-rich bio gel for use with chronic wounds. It has been tested in over 250 patient cases with no adverse effects, and has successfully aided in the salvage of limbs that otherwise would have been amputated in time frames as short at 4 to 7 weeks with one or two applications. We are continuing to work on patenting the technology, and building the case files for regulatory requirements.

Results of Operations

We operate our business in distinct business segments:

●	ONM Environmental, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●

BLEST, our professional engineering services division supporting our internal business units, advancing innovations like the AEC to remove PFAS contaminants from water, and serving outside clients on a fee for service basis;

●	Clyra Medical, our partially owned subsidiary which develops and sells medical products based on our technology, including the recently released Clyraguard Personal Protection Spray; and

●

BioLargo Water, our Canadian division that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system and supporting the work to advance CupriDyne technology-based products through an EPA registration;

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Consolidated revenue for the three and six months ended June 30, 2020 was $418,000 and $856,000, which is a 2% decrease and 8% increase over the same periods in 2019. Sales at our operating divisions decreased upon the initial shutdown of California and most the U.S. in late March due to the COVID-19 pandemic, but have since rebounded.

Overall, we expect revenues to significantly increase in the third quarter, due primarily to sales of Clyraguard Personal Protection Spray.

ONM Environmental (formerly, Odor-No-More)

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. Of its gross sales in the three months ended June 30, 2020, approximately two-thirds were to the waste handling industry.

Revenue (ONM)

ONM’s revenues for the three and six months ended June 30, 2020, were $299,000 and $596,000, a decrease of $16,000 and $20,000 from the same periods in 2019.  Sales on a quarter-to-quarter basis had been increasing until the COVID-19 pandemic shut down businesses across the country, and have since started to rebound. For example, the company was recently awarded a contract to install a large misting system at a local landfill that is expected to be completed by year’s end.

Cost of Goods Sold (ONM)

ONM’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, ONM’s costs of goods improved 5% in the three and six months ended June 30, 2020 to 38% and 40%.

Selling, General and Administrative Expense (ONM)

ONM’s selling, general and administrative expenses increased by 35% to $641,000 during the six months ended June 30, 2020.  These expenses have increased alongside its efforts to increase revenues by hiring additional sales and support staff. We  expect these expenses to increase when compared to 2019 but remain consistent in 2020 unless and until its revenues increase.

Net Loss (ONM)

For the six months ended June 30, 2020, ONM generated $596,000 in revenue, a gross margin of $354,000, and had total costs and expenses of $641,000, resulting in a operating loss of $287,000, and a net loss of $279,000.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $120,000 and $280,000 of revenues from third party clients in the three and six months ended June 30, 2020, an increase of $11,000 and $108,000 from the same periods in 2019. Revenues decreased in the three months ended June 30, 2020, as compared with the prior three-month period, due to the COVID-19 pandemic. The increases this year compared with 2019 is due to an increase in the number of client contracts being serviced.  BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its engineering and development of the AOS water filtration system, development of the AEC to combat the PFAS crisis (see Development of AEC to Combat PFAS Crisis, above), and other projects.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and six months ended June 30, 2020, its cost of services were 77% and 80% of its revenues, versus 84% and 83% in the comparable periods in 2019.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies. BLEST selling, general and administrative expenses during the six months ended June 30, 2020 totaled $221,000 compared to $220,000 for the six months ended June 30, 2019.

Net Loss (BLEST)

For the six months ended June 30, 2020, BLEST generated $280,000 in revenue, a gross margin of $56,000, and had total costs and expenses of $387,000, resulting in a net loss of $331,000.

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

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 79 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses increased by $554,000 (42%) and $690,000 (25%) in the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, due primarily to increases in salaries and  payroll of $250,000 and $301,000 in the three and six months ended June 30, 2020 versus 2019 Much of the increase is due to non-cash expenses related to the issuance of stock options, and the hiring of sales personnel. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed and as part of an employee retention program. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Six months ended:
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
Salaries and payroll related	$476	$726	$969	$1,274
Professional fees	164	244	360	472
Consulting	299	396	590	684
Office expense	224	300	464	584
Sales and marketing	34	58	93	136
Investor relations	37	68	82	104
Board of director expense	68	63	135	130

The increase in salaries and payroll expenses is also  related to the implementation of a stock option bonus compensation program for employees. Professional fees have increased as the Company has done more financings and registrations which have required more legal expense. Consulting expenses have increased, as well as sales and marketing and investor relations as the Company has increased efforts to sell its products and services and increased efforts in the capital markets. as

Research and Development

In the three and six months ended June 30, 2020, we spent approximately $350,000 and $684,000 in the research and development of our technologies and products. This was a decrease of 12% and 17% compared to the same periods in 2019, due to an increased focus on commercial operations and a decreased focus on research and development.

Interest expense

Our interest expense for the three and six months ended June 30, 2020 was $747,000 and $1,504,000, an increase of 50% and 1% compared to the same periods in 2019.  The increase is due to non-cash expenses from warrants issued to investors in our OID convertible note offering that began in June, 2019, and concluded in September, 2019, which is amortized over the one-year period of the note. As the vast majority of the OID investments were after June 30, 2019, so the three months ended June 30, 2019included only a small amount of this non-cash interest expense.

Loss on extinguishment of debt

In the three months ended June 30, 2020, we recorded a loss on extinguishment of debt related to transactions with current vendor and employees where Clyra Medical is unable to pay obligations in cash. In lieu of cash, the vendors and employees accepted options to purchase shares of Clyra stock. The fair value of those options exceeded the debt that was converted by $214,000.

In the three months ended June 30, 2019, we recorded a loss on extinguishment of debt related to transactions with prior investors to extend the maturity dates of promissory notes. As consideration, we increased principal amounts, modified conversion terms, and/or issued stock purchase warrants. We had no such activities in the comparable period in 2020. We extended the maturity dates of the promissory notes due to a lack of sufficient cash to satisfy the obligations at maturity. Unless our cash position changes substantially, we anticipate we will continue to do so as additional notes come due.

Net Loss

Net loss for the three months ended June 30, 2020 was $2,701,000, a loss of $0.01 per share, compared with $1,987,000 and $0.02 per share in the prior year comparable period. Net loss for the six months ended June 30, 2020 was $5,316,000, a loss of $0.03 per share, compared to a net loss for the six months ended June 30, 2019 of $4,736,000, a loss of $0.03 per share. The increase in net loss for these periods is due to increase in SG&A and interest expenses.

The net loss per business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
BioLargo corporate	(1,142)	(1,823)	(3,366)	(3,415)
ONM	(52)	(126)	(141)	(279)
Clyra Medical	(332)	(432)	(631)	(965)
BLEST	(372)	(165)	(361)	(331)
BioLargo Water	(89)	(155)	(237)	(326)
Net loss	(1,987)	(2,701)	(4,736)	(5,316)

Liquidity and Capital Resources

For the six months ended June 30, 2020, we had a net loss of $5,316,000, used $2,062,000 cash in operations, and at June 30, 2020, we had a working capital deficit of $3,098,000, and current assets of $1,678,000. We do not believe gross profits in the immediate future will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. During the year ended December 31, 2019, none of our business segments (see Note 10, “Business Segment Information”) generated enough revenues to fund their operations, or to contribute to our corporate operations or overhead. Thus, in light of our cash position at year end, in order to continue operations, we continued to sell our stock in private securities offerings and to Lincoln Park (see Note 3). Although we are able to rely on investment funds through our agreement with Lincoln Park, the foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our willingness to require Lincoln Park purchase our stock, and in the long term, our ability to attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We have revenue from three subsidiaries, ONM, BLEST and Clyra. ONM and Clyra identify its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized in arrears as the work is performed.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2019 and June 30, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve in 2018, as we have added a new accounting manager for ONM and the engineering division and implemented more detailed reviews of the accounting records. In late 2017, we added an engineering division operating in Tennessee. The volume of our product sales continues to grow, increasing strain on our accounting systems. And, our operations do not yet generate enough cash to fund operations, and thus we rely on financing activities to maintain our level of operations and fund our anticipated growth. These activities put stress on our overall controls and procedures. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Recognizing the dynamic nature and growth of the Company’s business, its business segments operating in multiple locations, and the lack of sophisticated reporting systems, management recognizes the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. There was no further change in our internal control over financial reporting that occurred during the six-month period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended June 30, 2020, we issued 6,567,133 shares of our common stock in conversion of principal and interest due on convertible promissory notes in the principal amount of $531,000.

In the three months ended June 30, 2020, we issued 1,571,666 shares of our common stock pursuant to a Unit Offering whereby we accepted investments and issued units consisting of shares of common stock, a six-month stock purchase warrant, and a five-year stock purchase warrant. The number of shares issued to each investor, and purchasable by each warrant, is the quotient of the unit price and investment amount. The exercise price of each six-month warrant is 120% of the unit price, and for the six-month warrant, 150% of the unit price. So long as 18 months has passed and the warrant shares are not registered with the SEC, the warrants allow for cashless exercise.

In the three months ended June 30, 2020, we issued 876,079 shares of our common stock to vendors in exchange for reduction of $132,000 of amounts owed.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.8	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.10	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.11	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.12	OID twelve-month promissory note	Form 8-K	8/2/2019
4.13	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.14	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.15	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.16	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.17	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.18	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.19	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.20	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019

4.21	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.22*	Warrant issued in 2020 Unit Offering
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.7	2020 Engagement Extension Agreement with Charles K. Dargan II	Form 8-K	2/27/2020
10.8	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.9	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
10.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
10.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 14, 2020	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer