Form 10-Q
period 2020-09-30
BIOLARGO, INC.
filed 2020-11-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2020 was 222,395,857 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2020

(in thousands, except for per share data)

	DECEMBER 31, 2019	SEPTEMBER 30, 2020 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$655	$1,117
Accounts receivable, net of allowance	355	413
Inventories, net of allowance	16	292
Prepaid expenses and other current assets	39	51
Total current assets	1,065	1,873

In-process research and development (Note 8)	1,893	2,021
Property and equipment, net of depreciation	95	42
Other non-current assets	35	823
Right-of-use, operating lease, net of amortization	411	356
Deferred offering cost	122	—
Investment in South Korean Joint Venture	—	73
Total assets	$3,621	$5,188

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$602	$766
Clyra Medical note payable (Note 8)	1,007	1,007
Note payable	50	50
Line of credit	50	223
Convertible notes payable	3,957	1,106
Discount on convertible notes payable and line of credit, net of amortization	(1,472)	(149)
Lease liability	125	114
Deferred revenue and deposits	35	72
Total current liabilities	4,354	3,189

Long-term liabilities:
Convertible notes payable	700	—
Discount on convertible notes payable, net of amortization	(182)	—
Liability to Clyra Medical shareholder (Note 8)	643	771
SBA program loans (PPP, EIDL)	—	507
Lease liability	286	241
Total liabilities	5,801	4,708

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred Series A, $.00067 Par Value, 50,000,000 shares authorized, -0- shares issued and outstanding, at December 31, 2019 and September 30, 2020, respectively.	—	—
Common stock, $.00067 Par Value, 400,000,000 shares authorized, 166,256,024 and 221,682,140 shares issued, at December 31, 2019 and September 30, 2020, respectively.	111	148
Additional paid-in capital	121,327	135,033
Accumulated other comprehensive loss	(99)	(107)
Accumulated deficit	(123,492)	(130,397)
Total BioLargo, Inc. and subsidiaries stockholders’ equity (deficit)	(2,153)	4,677
Non-controlling interest (Note 8)	(27)	(4,197)
Total stockholders’ equity (deficit)	(2,180)	480
Total liabilities and stockholders’ equity (deficit)	$3,621	$5,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		NINE MONTHS
	SEPTEMBER 30, 2019	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019	SEPTEMBER 30, 2020

Revenues
Product revenue	$396	$506	$1,013	$1,086
Service revenue	138	160	311	436
Total revenue	534	666	1,324	1,522

Cost of revenue
Cost of goods sold	(171)	(185)	(448)	(422)
Cost of service	(95)	(116)	(238)	(339)
Gross profit	268	365	638	761

Selling, general and administrative expenses	1,820	1,927	4,546	5,345
Research and development	332	347	1,126	1,031
Operating loss:	(1,884)	(1,909)	(5,034)	(5,615)
Other (expense) income:
Interest expense	(1,289)	(318)	(2,773)	(1,823)
Loss on debt extinguishment	(801)	(228)	(1,029)	(442)
Tax credit	62	65	62	109
Grant income	26	—	149	64
Total other expense:	(2,002)	(481)	(3,591)	(2,092)
Net loss	(3,886)	(2,390)	(8,625)	(7,707)

Net loss attributable to noncontrolling interest	(207)	(284)	(572)	(901)
Net loss attributable to common stockholders	$(3,679)	$(2,106)	$(8,053)	$(6,806)

Net loss per share attributable to common stockholders:
Loss per share attributable to common stockholders – basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Weighted average number of common shares outstanding:	156,435,220	210,212,946	148,239,912	182,959,765
Comprehensive loss:
Net loss	$(3,886)	$(2,390)	$(8,625)	$(7,707)
Foreign currency translation	(4)	(30)	(1)	(8)
Comprehensive loss	(3,890)	(2,420)	(8,626)	(7,715)
Comprehensive loss attributable to noncontrolling interest	(207)	(284)	(572)	(901)
Comprehensive loss attributable to common stockholders	$(3,683)	$(2,136)	$(8,054)	$(6,814)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance,December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	1,638,479	1	218	—	—	—	219
Issuance of common stock for service	1,229,541	1	205	—	—	—	206
Issuance of common stock for interest	139,362	—	25	—	—	—	25
Stock option compensation expense	—	—	352	—	—	—	352
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	1,115	—	—	—	1,115
Fair value of warrants for extension of debt	—	—	56	—	—	—	56
Deemed dividend	—	—	342	(342)	—	—	—
Issuance of Clyra Medical common stock	—	—	21	—	—	89	110
Net loss	—	—	—	(2,576)	—	(173)	(2,749)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance,March 31, 2019	144,473,453	$97	$112,556	$(114,641)	$(94)	$289	$(1,793)
Conversion of notes	2,767,833	2	294	—	—	—	296
Issuance of common stock for service	981,684	—	213	—	—	—	213
Issuance of common stock for interest	87,478	—	15	—	—	—	15
Warrant exercise	3,744,456	3	101	—	—	—	104
Stock issuance to officer (see note 7)	500,000	—	—	—	—	—	—
Stock option compensation expense	—	—	296	—	—	—	296
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	756	—	—	—	756
Issuance of Clyra Medical common stock	—	—	74	—	—	111	185
Deemed dividend	—	—	440	(440)	—	—	—
Net loss	—	—	—	(1,795)	—	(192)	(1,987)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance, June 30, 2019	152,554,904	$102	$114,745	$(116,876)	$(98)	$208	$(1,919)
Conversion of notes	2,791,300	2	392	—	—	—	394
Issuance of common stock for service	629,198	—	166	—	—	—	166
Issuance of common stock for interest	395,944	—	107	—	—	—	107
Warrant exercise	2,300,000	2	274	—	—	—	276
Convert BioLargo convertible note to Clyra Medical shares	—	—	440	—	—	—	440
Stock option compensation expense	—	—	552	—	—	—	552
Debt extinguishment expense	—	—	619	—	—	—	619
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	2,060	—	—	—	2,060
Issuance of Clyra Medical common stock	—	—	66	—	—	109	175
Net loss	—	—	—	(3,679)	—	(207)	(3,886)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Balance,September 30, 2019	158,671,346	$106	$119,421	$(120,556)	$(102)	$110	$(1,021)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend	—	—	100	(100)	—	—	—
Issuance of Clyra Medical common stock	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)
Conversion of notes	6,463,784	6	682	—	—	—	688
Issuance of common stock for service	1,774,033	1	271	—	—	—	272
Issuance of common stock for interest	297,001	—	30	—	—	—	30
Sale of common stock for cash	3,689,246	2	558	—	—	—	560
Stock option compensation expense	—	—	528	—	—	—	528
Issuance of Clyra Medical common stock	—	—	476	—	—	348	824
Clyra Medical stock option expense	—	—	20	—	—	—	20
Clyra Medical stock for other asset (See Note 2)	—	—	788	—	—	—	788
Noncontrolling interest allocation	—	—	4,401	—	—	(4,401)	—
Net loss	—	—	—	(2,425)	—	(275)	(2,700)
Foreign currency translation	—	—	—	—	22	—	22
Balance, June 30, 2020	190,703,381	$128	$130,875	$(128,291)	$(77)	$(4,239)	$(1,604)
Conversion of notes	23,306,528	16	2,389	—	—	—	2,405
Issuance of common stock for service	619,670	—	93	—	—	—	93
Issuance of common stock for interest	1,412,052	1	149	—	—	—	150
Sale of common stock for cash	5,640,509	3	916	—	—	—	919
Stock option compensation expense	—	—	499	—	—	—	499
Loss on extinguishment	—	—	228	—	—	—	228
Clyra Medical shares issued as commitment fee	—	—	70	—	—	—	70
Clyra Medical stock option expense	—	—	140	—	—	—	140
Noncontrolling interest allocation	—	—	(326)	—	—	326	—
Net loss	—	—	—	(2,106)	—	(284)	(2,390)
Foreign currency translation	—	—	—	—	(30)	—	(30)
Balance, September 30, 2020	221,682,140	$148	$135,033	$(130,397)	$(107)	$(4,197)	$480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(in thousands, except for per share data)

(unaudited)

	SEPTEMBER 30, 2019	SEPTEMBER 30, 2020
Cash flows from operating activities
Net loss	$(8,625)	$(7,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,201	1,712
Common stock issued in lieu of salary to officers and fees for services from vendors	587	542
Common stock issued for interest	147	184
Interest expense related to amortization of the discount on convertible notes payable and line of credit	2,381	1,575
Interest expense related to the fair value of warrants issued as consent for variable debt	54	—
Loss on extinguishment of debt	1,029	442
Loss on investment in ODIN	—	27
Deferred offering expense	13	—
Depreciation expense	48	50
Bad debt expense	—	11
Changes in assets and liabilities:
Accounts receivable	(72)	(69)
Inventories	7	(273)
Prepaid expenses and other current assets	(66)	(12)
Accounts payable and accrued expenses	88	164
Deferred revenue	—	37
Customer deposits	27	(1)
Net cash used in operating activities	(3,181)	(3,318)
Cash flows from investing activities
Investment in South Korean joint venture	—	(100)
Leasehold improvements	(27)	—
Sale of equipment	—	4
Net cash used in investing activities	(27)	(96)
Cash flows from financing activities
Proceeds from sales of common stock	—	2,380
Proceeds from convertible notes payable	4,335	—
Proceeds from the sale of stock in Clyra Medical	470	849
Repayment of note payable	(495)	(25)
Proceeds from warrant exercise	380	—
Proceeds from SBA program loans	—	507
Proceeds from line of credit Clyra Medical	—	200
Repayment of line of credit Clyra Medical	—	(27)
Net cash provided by financing activities	4,690	3,884
Net effect of foreign currency translation	(1)	(8)
Net change in cash	1,481	462
Cash at beginning of period	655	655
Cash at end of period	$2,136	$1,117
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$116	$81
Income taxes	$3	$2
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$3,931	$—
Conversion of convertible notes payable into common stock	$908	$3,526
Convertible notes issued with original issue discount, beneficial conversion feature	$1,008	$—
Exchange of consulting services for Clyra common shares	$—	$788
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Deemed dividend	$781	$100
Increase in liability to Clyra Medical shareholder	$—	$129
Fair value of Clyra shares issued as a commitment fee	$—	$70
Allocation of Clyra stock to noncontrolling interest	$—	$4,075
Allocation of stock option expense within noncontrolling interest	$—	$448

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

Liquidity / Going concern

For the nine months ended September 30, 2020, we had a net loss of $7,707,000, used $3,318,000 cash in operations, and at September 30, 2020, we had a working capital deficit of $1,316,000, and current assets of $1,873,000. We do not believe operating profits in the immediate future will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. None of our business segments (see Note 10, “Business Segment Information”) have ever generated enough revenues to fund their operations, or to contribute to our corporate operations or overhead. Thus, in light of our cash position at year end, in order to continue operations, in calendar year 2020 we have continued to sell our stock in private securities offerings and to Lincoln Park (see Note 3). Thus far this year, we have received approximately $1.7 million from Lincoln Park (an average of approximately $160,000 per month). The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Although we have relied on investment funds through our agreement with Lincoln Park this year, there is no assurance that it will continue to provide the funds we need for our operations, and if it does not, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms. We also regularly pay officers and vendors equity in lieu of cash, and anticipate that we will continue to be able to do so in the future. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to raise funds through stock sales to Lincoln Park or other private financings, and in the long term, our ability to attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc. (formerly, Odor-No-More, Inc.), organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 97.5% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We also own 47% of Clyra Medical Technologies, Inc. (“Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly- and partially-owned subsidiaries, including Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 47% of the outstanding voting stock), it does exercise control under the “Variable Interest Model”: there is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented. (See Note 8.)

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2019 was $24,000 and September 30, 2020 was $35,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. For the nine months ended September 30, 2019 and 2020, each period had two customers that accounted for 10% or more of our consolidated revenues, as follows:

	September 30, 2019	September 30, 2020
Customer A	<10%	12%
Customer B	13%	<10%
Customer C	10%	<10%

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We had two customers that accounted for more than 10% of consolidated accounts receivable at December 31, 2019 and three customers that accounted for more than 10% of consolidated accounts receivable at September 30, 2020, as follows:

	December 31, 2019	September 30, 2020
Customer A	<20%	15%
Customer D	<10%	15%
Customer E	<10%	10%
Customer F	14%	<10%
Customer G	13%	<10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2019 and September 30, 2020 was $3,000. As of December 31, 2019, and September 30, 2020, inventories consisted of (in thousands):

	December 31, 2019	September 30, 2020
Raw material	$11	$180
Finished goods	5	112
Total	$16	$292

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits of $35,000 related to our business offices, and (ii) prepaid consulting fees from the issuance of Clyra Medical stock, resulting in a fair value of $787,500 (see Note 8).

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required. We adopted this standard effective January 1, 2019 using the effective date option, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. As of September 30, 2020, the right-of-use assets on our balance sheet related to our operating leases totals $356,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. As of September 30, 2019 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development at Clyra Medical (see Note 8).

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the nine months ended September 30, 2020, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $27,000.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2019 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the three and nine months ended September 30, 2019 and 2020:

	2019						2020
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	2.00	–	2.65%	2.0	–	2.65%	0.66	–	1.02%	0.64	–	1.90%
Expected volatility	147	–	152%	147	–	152%	129	–	131%	126	–	133%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Life in years		10			10			10			10

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

(UNAUDITED)

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

We have revenue from four subsidiaries, ONM, BLEST, BioLargo Water, and Clyra. ONM, BioLargo Water, and Clyra identify its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized over time as the work is performed.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Government Grants

We have been awarded multiple research grants from governmental and quasi-governmental institutions. The grants received are considered “other income” and are included in our Consolidated Statements of Operations. We received our first grant in 2015 and have been awarded over 80 grants totaling over $3.7 million. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between nine and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

The grants typically provide for (i) recurring monthly amounts, (ii) reimbursement of costs for research talent for which we invoice to request payment, and (iii) ancillary cost reimbursement for research talent travel related costs. All awarded grants have specific requirements on how the money is spent, typically to employ researchers. None of the funds may be used for general administrative expenses or overhead in the United States. These grants have substantially increased our level of research and development activities in Canada. We continue to apply for Canadian government and agency grants to fund research and development activities. There was no grant income for the three months ended September 30, 2020. Not all of our grant applications have been awarded, and no assurance can be made that any pending grant application, or any future grant applications, will be awarded.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2019, and September 30, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

Note 3. Equity Financing

Lincoln Park

During the three months ended March 31, 2020, pursuant to our August 2017 agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we elected to sell to Lincoln Park 1,398,223 shares of our common stock, for which we received $295,000 in gross and net proceeds. Additionally, we issued Lincoln Park 14,420 “additional commitment” shares required under the agreement. We did not sell any shares to Lincoln Park during the three and nine months ended September 30, 2019. In conjunction with the signing of the March 2020 agreement with Lincoln Park (see below), we recorded the remaining deferred offering costs on our August 2017 agreement totaling $122,000 as additional paid in capital on our consolidated balance sheet.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Since inception of the March 30, 2020 agreement through September 30, 2020, not including the initial purchase, we sold 6,508,675 shares to Lincoln Park for $1,043,000. For the three months ended September 30, 2020, we sold 4,893,981 shares to Lincoln Park for $797,000.

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

During the nine months ended September 30, 2020, we received an aggregate $367,000 of investments from five investors at unit prices ranging between $0.15 and $0.18, issued 2,318,194 shares of our common stock, and issued six-month and five-year warrants (see Note 6).

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2019 and as of September 30, 2020 (in thousands).

	December 31, 2019	September 30, 2020
Current liabilities:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$50	$50
Line of credit, matures September 1, 2019 or later (on 30-day demand)	50	50
Inventory line of credit (Clyra Medical), matures July 6, 2020 (Note 8)	—	173
Note payable issued by Clyra Medical to Scion, matures June 17, 2021 (see Note 8)	1,007	1,007
Total notes payable and line of credit	$1,107	$1,280

Convertible notes payable:
Convertible note, matured April 7, 2020	270	—
Convertible note, matured June 20, 2020(1)	25	—
Convertible 12-month OID notes, mature beginning June 2020(1)	3,112	—
Convertible note payable, matures April 20, 2021(1)	—	100
Convertible note payable, matures August 9, 2021	—	600
Convertible notes, mature August 12 and 16, 2021	550	406
Total convertible notes payable	3,957	1,106
Total current liabilities	$5,064	$2,386

Long-term liabilities:
Convertible note payable, matures August 9, 2021	$600	$—
SBA Paycheck Protection Program loans, mature April 2022	—	357
SBA EIDL Loan, matures July 2050	—	150
Convertible notes payable, mature April 20, 2021(1)	100	—
Total long-term liabilities	$700	$507

Total	$5,764	$2,893

(1) These notes are convertible at our option at maturity.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended September 30, 2019 and 2020, we recorded $2,773,000 and $1,823,000 of interest expense related to the amortization of discounts on convertible notes payable, and coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Annual Report filed March 31, 2020.

SBA Program Loans

In April 2020, our subsidiaries ONM, BLEST and Clyra received $218,000, $96,000 and $43,000, respectively, received loans pursuant to the U.S. Small Business Administration Paycheck Protection Program. The loans mature in two years and incur interest at 1%. Management believes that it has fully complied with the terms of forgiveness as set forth by the Small Business Administration, and intends to apply for forgiveness of 100% of this debt at the appropriate time.

Our subsidiary ONM received an Economic Injury Disaster loan from the U.S. Small Business Administration of $150,000. The term of the loan is 30 years and has a 3.75% interest rate. Monthly payments of $800 begin July 2021.

Convertible Note, matured April 7, 2020 (Vista Capital)

On January 7, 2019, Vista Capital Investments LLC (“Vista Capital”) invested $300,000 and in exchange we issued a convertible promissory note in the principal amount of $330,000. Originally set to mature nine months from the date of issuance, the maturity date was extended multiple times. The note earned a one-time interest charge of 12%, which was recorded as a discount on convertible notes and was amortized over the term of the note. The note allowed conversion of the note into our common stock at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense, all of which was recorded in 2019.

During the three months ended March 31, 2020, Vista Capital elected to convert the remaining balance of $270,000 of the outstanding principal and interest due on the note, and we issued 2,417,059 shares of our common stock.

Convertible Twelve-month OID notes

From June 7, 2019 through September 30, 2019, we received $2,235,000 and issued convertible promissory notes (each, a “Twelve-Month OID Note”) in the aggregate principal amount of $2,794,000, with a 25% original issue discount, to 34 accredited investors. The original issuance discount totaled $559,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $2,235,000, and is recorded as a discount on convertible notes on our balance sheet. The discounts were amortized and recorded to interest expense over the term of the notes. These notes each mature twelve months from the date of issuance.

During the three months ended September 30, 2019, in exchange for $305,000 of convertible note payables that were coming due, we issued an additional $381,000 in Twelve-Month OID Notes, with a 25% original issue discount. The original issue discount totaled $76,000 and is recorded as a discount on convertible notes payable on our balance sheet. The intrinsic value of the beneficial conversion features resulted in an aggregate fair value of $381,000 and is recorded as debt extinguishment expense on our statement of operations. The discount will be amortized and recorded to interest expense over the term of the notes. These notes mature twelve months from the date of issuance.

Each Twelve-month OID Note is convertible by the investor at any time at $0.17 per share. The notes earn interest at a rate of five percent (5%) per annum, due at maturity. At the maturity of each note, the Company exercised its right to redeem the notes through the issuance of common stock at a conversion price equal to the lower of the “conversion price” (initially $0.17, as may be adjusted), and 70% of the lowest daily volume weighted average price of the Company’s common stock during the 25 trading days preceding the conversion date. During the nine months ended September 30, 2020, $3,112,000 of the remaining outstanding principal of 12-Month OID Notes was converted, and we issued 30,208,453 shares of our common stock. Of that amount, 1,415,221 shares were issued as payment for interest due on the notes.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note Maturity Extensions

On August 10, 2020, we and the holder of a convertible promissory note in the principal amount of $475,000 due August 12, 2020, entered into an agreement to extend the maturity date of the note to August 12, 2021. As consideration for the extension of the maturity date, we agreed to lower the conversion price from $0.17 to $0.14, we agreed extend the expiration date from September 18, 2023 to September 18, 2025, of a warrant to purchase 1,734,375 shares of common stock, and extend the expiration date from August 12, 2024 to August 12, 2025 of a warrant to purchase 2,095,588 shares of common stock. The fair value of the reduced conversion price and extended warrant expirations dates resulted in a fair value totaling $228,000, recorded as a loss on extinguishment on our statement of operations. The noteholder then converted $119,000 of principal into 848,214 shares of common stock and $24,000 of accrued interest into 169,643 shares of common stock. The outstanding balance of this note as of September 30, 2020 was $356,000.

On August 10, 2020, we and the holder of a convertible promissory note in the principal amount of $75,000 due August 20, 2020, entered into an agreement in which we agreed to pay $25,000, and the holder agreed to extend the maturity date of the note to August 20, 2021.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On September 30, 2020, we issued 349,670 shares of our common stock at $0.15 per share in lieu of $52,000 of accrued and unpaid salary to our officers. On June 30, 2020, we issued 367,403 shares of our common stock at $0.16 per share in lieu of $59,000 of accrued and unpaid salary to our officers. On March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share in lieu of $110,000 of accrued and unpaid salary to our officers.

On September 30, 2019, we issued 35,080 shares of our common stock in lieu of $11,000 of accrued salary and unreimbursed business expenses owed to an officer. The price per share of $0.31 was based on the closing price of our common stock on the last business day of the month. On June 28, 2019, we issued 465,875 shares of our common stock at $0.23 per share in lieu of $107,000 of accrued salary and unreimbursed business expenses owed to two of our officers. On March 29, 2019, we issued 579,996 shares of our common stock at $0.16 per share in lieu of $93,000 of accrued and unpaid obligations to our officers.

All of these issuances were pursuant to our 2018 Equity Incentive Plan.

Payment of Consultant Fees

On September 30, 2020, we issued 270,000 shares of our common stock at $0.15 per share in lieu of $41,000 of accrued and unpaid salary to consultants. On June 30, 2020, we issued 1,406,630 shares of our common stock at $0.16 per share in lieu of $213,000 of accrued and unpaid salary to consultants. On March 31, 2020, we issued 390,735 shares of our common stock at $0.17 per share in lieu of $67,000 of accrued and unpaid obligations to consultants.

On September 30, 2019, we issued 594,118 shares of our common stock at $0.26 per share in lieu of $156,000 of accrued and unpaid salary to consultants. During the three months ended June 30, 2019, we issued 515,809 shares of our common stock at a range of $0.16 – $0.23 per share in lieu of $107,000 accrued and unpaid obligations to consultants. On March 29, 2019, we issued 649,545 shares of our common stock at $0.17 per share in lieu of $113,000 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

On September 30, 2020, we issued 1,415,221 shares of our common stock at $0.11 per share in lieu of $150,000 of accrued and unpaid interest. On June 30, 2020, we issued 297,001 shares of our common stock at $0.16 per share in lieu of $30,000 of accrued and unpaid interest. On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2019, we issued 87,478 shares of our common stock at $0.17 per share in lieu of $150,000 of accrued and unpaid interest. During the three months ended June 30, 2019, we issued 87,478 shares of our common stock, at prices ranging between $0.23 - $0.43 per share, in lieu of $15,000 of accrued interest. During the three months ended March 31, 2019, we issued 139,362 shares of our common stock at a range of $0.17 – $0.23 per share in lieu of $25,000 of accrued interest.

Stock Option Expense

During the nine months ended September 30, 2019 and 2020, we recorded an aggregate $1,201,000 and $1,347,000, in selling general and administrative expense related to the issuance and vesting of stock options issued through our 2018 Equity Incentive Plan, our (now expired) 2007 Equity Incentive Plan, and outside of these plans. See Note 8 for information on stock option expense for options issued by subsidiary Clyra Medical.

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

Activity for our stock options under the 2018 Plan for the nine months ended September 30, 2019 and September 30, 2020, is as follows:

					Weighted
					average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	7,072,342	0.16	–	0.40	0.27
Expired	—		—		—
Balance, September 30, 2019	8,390,859	$0.16	–	0.43	$0.27
Non-vested	(4,144,926)	0.16	–	0.40	0.29
Vested, September 30, 2019	4,245,933	$0.17	–	0.36	$0.23

Balance, December 31, 2019	9,214,356	$0.22	–	0.43	$0.25
Granted	9,738,196	0.15	–	0.22	0.15
Expired	(1,546,518)	0.16	–	0.34	0.26
Balance, September 30, 2020	17,406,034	$0.16	–	0.43	$0.20
Non-vested	(7,700,981)	0.17	–	0.45	0.19
Vested, September 30, 2020	9,705,053	$0.16	–	0.45	$0.20	$25,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.15 at September 30, 2020.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options granted under the 2018 Plan to purchase 9,738,196 shares during the nine months ended September 30, 2020 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 4,880,945 shares of our common stock at an exercise price of $0.14 per share to employees and consultants as a bonus during the COVID-19 pandemic. These options vest quarterly over one year and the fair value totaled $616,000; (ii) we issued options to purchase 517,500 shares of our common stock at an exercise price range of $0.14 – $0.21 per share to our CFO, with 392,500 shares having vested during the nine months ended September 30, 2020, and the remaining shares to vest 25,000 monthly through January 31, 2021, the fair value of the options issued to our CFO totals $100,000; (iii) we issued options to purchase 1,308,934 shares of our common stock at an exercise price on the respective grant date of $0.17 ,$0.16 and $0.15 per share to members of our board of directors for services performed, all options vested at issuance and the fair value of these options totaled $200,000; (iv) we issued options to purchase 1,346,732 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.17, $0.16 and $0.15 per share; the fair value of employee retention plan options totaled $201,000 and vest quarterly over four years as long as they are retained as employees; (v) we issued options to purchase 531,298 shares of our common stock to consultants in lieu of cash for unpaid obligations totaling $74,000; and (vi) we issued options to purchase 1,152,787 shares of common stock at an exercise price ranging between $0.14 – $0.17 per share to employees to convert accrued and unpaid obligations and for previously issued options that expire. All of these options vested at issuance and the fair value totaled $156,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2019 and 2020 is as follows:

					Weighted
					average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	9,691,586	$0.23	–	0.94	$0.43
Expired	(902,135)	0.28	–	0.70	0.48
Balance, September 30, 2019	8,789,451	$0.23	–	0.69	$0.47	$—

Balance, December 31, 2019	9,691,586	$0.23	–	0.69	$0.42
Expired	(2,899,425)	0.23	–	0.58	0.38
Balance, September 30, 2020	6,792,161	$0.28	–	0.69	$0.44	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.15 at September 30, 2020.

Non-Plan Options issued

During the nine months ended September 30, 2020, we issued options to purchase 820,476 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $135,000, is recorded in our selling, general and administrative expense.

During the nine months ended September 30, 2019, we issued options to purchase 970,380 shares of our common stock at exercise prices ranging between $0.16 – $0.25 per share to vendors for fees for service resulting in a fair value totaling $194,000. The fair value of the options issued and vested during the nine months ended September 30, 2019 totaled $367,000, is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity of our non-plan stock options issued for the nine months ended September 30, 2019 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	options	Exercise			price per	intrinsic
As of September 30, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	19,319,496	$0.23	–	1.00	$0.43
Granted	970,380	0.16	–	0.25	0.19
Expired	(691,975)		0.55		0.55
Balance, September 30, 2019	19,597,901	$0.16	–	1.00	$0.42

As of September 30, 2020:

Balance, December 31, 2019	19,888,718	$0.23	–	1.00	$0.41
Granted	820,476	0.15	–	0.21	0.16
Balance, September 30, 2020	20,709,194	$0.15	–	1.00	$0.40
Non-vested	(2,818,774)	0.17	–	0.45	0.45
Vested, September 30, 2020	17,890,420	$0.15	–	1.00	$0.39	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.15 at September 30, 2020.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
As of September 30, 2019:	outstanding	price per share			share	value(1)
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.42
Issued	24,321,947	0.10	–	0.30	0.21
Expired	(7,505,746)	0.10	–	0.12	0.11
Balance, September 30, 2019	43,688,631	$0.10	–	1.00	$0.35

As of September 30, 2020:

Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.35
Issued	5,427,648	0.13	–	0.24	0.20
Expired	(14,272,820)	0.40	–	0.49	0.46
Balance, September 30, 2020	34,385,989	$0.16	–	1.00	$0.29	$75,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.15 at September 30, 2020.

Warrants issued in private offering

During the three months ended September 30, 2020, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 746,528 shares of our common stock at prices from $0.192 to $0.216 per share, and five-year stock purchase warrants to purchase an aggregate 746,528 shares of our common stock at prices from $0.24 to $0.27 per share. During the nine months ended September 30, 2020, we issued six-month stock purchase warrants to purchase an aggregate 2,318,194 shares of our common stock at prices from $0.18 to $0.22 per share, and five-year stock purchase warrants to purchase an aggregate 2,318,194 shares of our common stock at prices from $0.225 to $0.27 per share.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2019			September 30, 2020
Risk free interest rate	1.42	–	2.62%	0.15	–	0.23%
Expected volatility	86	–	110%	100	–	112
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	2	–	5	0.33	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	December 31, 2019	September 30, 2020
Accounts payable and accrued expenses	$346	$475
Accrued interest	123	122
Accrued payroll	133	169
Total accounts payable and accrued expenses	$602	$766

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

During the three months ended September 30, 2020, Clyra gross revenue exceeded $100,000, and thus the first performance metric was met. As a result, Scion vested 3,100 common shares. The fair value of the shares vested total $128,000 and was recorded on our balance sheet as In-Process Research and Development, and Liability to Clyra Medical Shareholder.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Scion Solutions – Note Payable and Clyra Liability

The promissory note in the principal amount of $1,250,000 issued by Clyra Medical to Scion on September 26, 2018 (“Clyra-Scion Note”) accrues interest at the rate of 5%. Principal and interest due under the note are to be paid periodically at a rate of 25% of investment proceeds received by Clyra Medical. At the initial maturity of June 17, 2020, the maturity date of the note automatically extended for 12 months and will continue to automatically extend for additional 12-month periods until the note is repaid in full. Clyra is required to make annual payments on the note in an amount equal to the greater of (i) 25% of investment proceeds received during the 12-month period, and (ii) 5% of Clyra Medical’s gross revenues.

At September 30, 2020, the balance due on the Clyra-Scion Note equaled $1,007,000. The shares of BioLargo common stock held by Clyra for the benefit of Scion (the redemption shares) totals $771,000 and is recorded on our balance sheet as a liability to “Clyra Medical Shareholder”.

Inventory Line of Credit

On June 30, 2020, Clyra entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit to Clyra, with a first draw of $200,000 received July 6, 2020. Clyra is required to use funds from the line of credit to manufacture inventory. Additional draws are conditional upon Clyra presenting invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000.

The line of credit note earns interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 180 days, on a monthly basis, Clyra is required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $100,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

Clyra has received a second draw under this line of credit (see Note 12).

Clyra Financing

During the nine months ended September 30, 2020, Clyra sold 2,742 shares of its common stock at $310 per Clyra share.

During June 2020, BioLargo increased its investment in Clyra by 23,004 shares. Of this amount, 22,513 shares were issued to BioLargo pursuant to an amendment to the BioLargo/Clyra license agreement whereby BioLargo has granted Clyra rights to commercialize its technology in certain medical fields. The amendment provided, among other things, for the payment of the “initial license fee” through the issuance of 22,513 shares of Clyra common stock. (See Note 2.)

As of September 30, 2020, Clyra Medical had the following common (and no preferred) shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	47%
Sanatio Capital	18,704	18%
Scion Solutions(1)	18,600	17%
Other	19,118	18%
Total	105,629(2)

Notes:

(1) Does not include an additional 12,400 shares held in escrow subject to performance metrics.

(2) Does not include options to purchase 10,153 of shares of Clyra stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2019, Clyra began issuing options to its employees and consultants in lieu of compensation owed. As of December 31, 2019, the Company had issued options to purchase 7,624 shares of Clyra stock. In the three and nine months ended September 30, 2020, Clyra issued options to purchase 645 and 2,685 shares of Clyra Medical common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in the three and nine months ended September 30, 2020, totaled $140,000 and $580,000, respectively, and the additional fair value totaling $214,000 was recorded as a loss on extinguishment of debt in our consolidated statement of operations. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Consulting Agreement

Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock as full payment of the consulting fee, in lieu of cash. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months. The value of the shares issued to Beach House is recorded as a prepaid asset (see Note 2).

Note 9. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area (since extended), and entered into employment agreements with six scientists and engineers. The company was capitalized with two classes of membership units: Class A, 100% owned by Biolargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

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

Note 10. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental (formerly Odor-No-More) (“ONM”) -- which sells odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies, including Clyraguard Personal Protective Spray;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee); and

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The segment information for the three and nine months ended September 30, 2019 and 2020, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Revenue
ONM	$396	$356	$1,012	$952
BLEST	308	334	732	778
Clyra Medical	—	124	—	145
Water	—	21	—	21
Intercompany revenue	(170)	(169)	(420)	(374)
Total	$534	$666	$1,324	$1,522

Operating loss
BioLargo corporate	$(1,347)	$(870)	$(3,250)	$(2,970)
ONM	(90)	(144)	(231)	(431)
Clyra Medical	(338)	(491)	(944)	(1,219)
BLEST	27	(298)	(110)	(465)
Water	(136)	(106)	(499)	(530)
Total	$(1,884)	$(1,909)	$(5,034)	$(5,615)

As of September 30, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$867	$561	$1,332	$282	$93	$(41)	$3,094
Investment in South Korean joint venture	73	—	—	—	—	—	73
Intangible assets	2,021	—	—	—	—	—	2,021

As of December 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination(1)	Total
Tangible assets	$862	$410	$3	$396	$77	$(31)	$1,728
Intangible assets	1,893	—	—	—	—	—	1,893

(1) – the “elimination” column reflects the net adjustment for receivables and payables generated between our related entities that are eliminated in consolidation.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Commitments and Contingencies

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19” or “virus”) as a global pandemic. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities or its operations generally, and could potentially impact the Company’s customers and other third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company has been operating remotely without any significant disruption of operations, although its clients have been disrupted. The Company is currently evaluating the impact, if any, on its financial statements, and has not yet quantified what material impacts to the financial statements may result from the actions taken by the Company and its customers in respect of this virus.

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the nine months ended September 30, 2019 and 2020, rental expense was $156,000 and $167,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility qualifies for the new treatment; it originated in August 2016, was originally scheduled to expire August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. We exercised our option to extend the lease for four years. It is too early for management to determine if it will extend another four years, therefore the additional four-year extension is not included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one executed extension to September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. No determination has been made whether to exercise the renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease: there are not any common area maintenance charges or tax sharing arrangements, easement provisions or any free rent. Since there is no explicit interest rate in leases, management used its incremental borrowing rate, which is estimated to be 18%. As of September 30, 2020, our weighted average remaining lease term is three years and the total remaining operating lease payments is $578,000.

Note 12. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Sales of Stock to Lincoln Park

From October 1, 2020, through November 11, 2020, we sold 943,667 shares of our common stock to Lincoln Park (see Note 3) and received $135,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1, Registration Number 333-237651.

Inventory Line of Credit (Clyra Medical)

Subsequent to September 30, 2020, Clyra received a draw of $60,000 on its inventory line of credit (see Note 8).

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2020, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation; (iii) ONM Environmental, Inc., a California corporation (formerly Odor-No-More); (iv) BioLargo Development Corp., a California corporation; (iv) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company; (v) Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

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

Third Quarter Accomplishments

Record revenue – we generated record revenues in the third quarter (see Results of Operations, below), rebounding from early pandemic shutdowns;

New business backlog – our industrial operating divisions each have a backlog of revenue-generating projects that collectively exceed $2 million, providing reliable revenue into 2021

Advanced PFAS (forever chemicals) removal technology – Refined the AEC water technology, developed a modular AEC unit, and have entered into substantial negotiations with a major municipal water agency regarding a pilot project (see Development of AEC to Combat PFAS Crisis, below);

New CupriDyne formula – we developed a new CupriDyne formula and are preparing an application to register the product as a sanitizer and hard surface disinfectant with the EPA (see CupriDyne Plus, below).

Launched COVID product – our medical subsidiary launched Clyraguard Personal Protective Spray on Amazon (see COVID-19 Response and Related Business Development and Clyra Medical, below), and expanded sales of Clyraguard from first quarter; it is launching a new product soon, with another expected in mid to late 2021;

Developed a new technology – our engineers invented a way to extract valuable minerals from certain types of industrial waste, turning a customer’s liability into a billion-dollar revenue opportunity and at the same time creating a long-term revenue opportunity for our engineering team (see New Technology – Mineral Extraction, below);

Sales of odor and VOC control solutions to Cannabis operators expanding – CupriDyne Clean odor control product’s use is expanding in the Cannabis industry (see ONM Environmental - Industrial Odor and VOC Solutions, below);

Municipal Wastewater pilot under way – we began construction of a commercial-scale AOS water treatment system for delivery to a municipal wastewater treatment plant in Montreal, Canada (see Wastewater Treatment Pilot - Montreal, below); and

Improved Balance Sheet - we retired over $3.5 million in debt (by converting to equity), leaving approximately $1.1 million due in August of 2021 or later, and the remaining paid by Clyra subsidiary from sales or as funds are available from financing efforts (see Results of Operations, below);

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

Formula for Success: Technology, Talent and Purpose

Technology

The company has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through the company’s internal resources, and some through acquisition. These include patents, patents pending and trade secrets that include solutions for:

●	PFAS removal
●	SARS-CoV-2 solutions
●	Infection control
●	Wound management
●	Regenerative tissue therapy
●	Disinfection
●	Air quality controls and systems including odor and VOC control
●	Water decontamination
●	Micro-pollutant destruction and removal
●	Legionella detection and water treatment solutions
●	Minerals processing

Talent

We have steadily grown our team to 23 team members, and numerous other part-time consultants, which include highly qualified PhD’s, engineers, MD’s and medical professionals, constructors, field service techs, innovators, sales, marketing, entrepreneurial and executive leadership.

Purpose

Our mission to make life better centers our company on serving others, with integrity, knowledge, technology, and solutions that provide lasting value. We are unique in our ability to tailor our offerings to serve our customers with proven expertise, proven technology and, if needed, we often have the ability to develop new technical solutions to meet our customer’s needs.

Development of AEC to Combat PFAS Crisis

Our engineers at BLEST have developed a novel water treatment system, called the AEC (Aqueous Electrostatic Concentrator) , that removes per- and polyfluoroalkyl substances (PFAS) from water at a fraction of the cost of existing carbon-based and reverse osmosis solutions, which are the dominant incumbent solutions. PFAS chemicals can cause cancer, infertility, asthma, and other health problems in human beings, are present in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. Governments and industry are actively seeking less expensive technologies and processes to eliminate PFAS from groundwater and drinking water, and the U.S. EPA has made finding an economical solution a priority.

The AEC has been proven in lab-scale studies to meet or exceed the performance of carbon-filtration and reverse osmosis systems while consuming as little as $0.30 in electrical costs per 1,000 gallons treated. The design of the AEC results in substantially less waste produced than carbon-filtration and reverse osmosis systems, with the AEC’s specialized membranes (onto which the PFAS molecules adhere), creating far less of a disposal liability than incumbent technologies. We believe testing will show that total operating costs of the AEC represent a significant potential cost savings compared to incumbent PFAS solutions like reverse osmosis and carbon sequestration technologies. Thus far in 2020, Orange County, California, has taken more than 40 drinking water wells out of service due to PFAS contamination, and estimate treatment systems using existing technology will cost more than $200 million to build and more than $400 million to operate and maintain. We believe the AEC system could reduce those costs significantly.

Recently, our engineers completed the design for a modular AEC unit and are now gathering testing data at the request of a municipal water agency. We intend to field test an AEC unit in conjunction with the AOS project in Montreal (see Wastewater Treatment Pilot – Montreal, below). Additionally, multiple U.S. municipal water agencies have expressed interest in the technology, and indicate they would be available to test a pilot-scale unit. We are hopeful that these pre-commercial trials can begin in early 2021. During this process, our engineers will continue to refine the design of the AEC and ready it for a commercial launch. Those same municipal agencies have told BioLargo management that they have a significant need for economically feasible PFAS treatment solutions, and that existing solutions do not adequately fulfill this need.

Broadly speaking, there are three main markets for PFAS water treatment in the U.S., all of which BLEST may address in the coming years. The first is municipal water treatment – that is water which needs treatment for PFAS before it can be distributed to the public or water that must be treated from a wastewater treatment plant. Southern California, Michigan and Wisconsin may be hotbeds for this market, as the states have adopted stringent regulations on PFAS limits in drinking water, and wastewater and significant initiatives have begun to implement systems to address the problem. The second market is treatment of contaminated groundwater and soils associated with military bases and airports. A good example of this in the US is the treatment of groundwater (and soil) affected by PFAS contamination caused by the use of fire-fighting foam, especially on military sites like Air Force bases. These sites are numerous and have significant groundwater and soil contamination problems which regulators are likely to require remediation for in the coming years. The third market is treatment for water intake or outfalls for industrial facilities which either use PFAS compounds in their industrial processes, or whose industrial processes are sensitive to PFAS contamination. BLEST intends to address each of these markets in the coming years, but will begin its first pilots and commercial projects in municipal water treatment and remediation of groundwater, as the need in those markets is most immediate according to prospective customers who have already approached BLEST management about projects.

COVID-19 Response and Related Business Development

In response to the COVID-19 crisis, and because of our technology portfolio’s specialty focus on iodine, at the outset of the pandemic we sponsored research with one of the country’s leading researchers in the study of pandemic diseases, Dr. Slobodan Paessler. Located at the Galveston National Laboratory at the University of Texas Medical Branch, his laboratory confirmed that our CupriDyne technology, as well as Clyraguard Personal Protection Spray (see the peer-reviewed publication on Clyraguard in F1000 Research at https://f1000research.com/articles/9-674), inactivated the Coronavirus that causes COVID-19: “CupriDyne technology was shown to be effective in inactivating the virus in a time-dependent manner, reducing virus titers by 99% (2 logs) after 30 minutes, and reducing virus titers to below the detection limit after 60 minutes. The novel iodine complex tested herein offers a safe and gentle alternative to conventional disinfectants for use on indoor and outdoor surfaces.” The actual report can be seen at the following link: https://www.biorxiv.org/content/10.1101/2020.05.08.082701v1. The CupriDyne abstract states:

“The coronavirus known as SARS-CoV-2, which causes COVID-19 disease, is presently responsible for a global pandemic wherein more than 3.5 million people have been infected and more than 250,000 killed to-date. There is currently no vaccine for COVID-19, leaving governments and public health agencies with little defense against the virus aside from advising or enforcing best practices for virus transmission prevention, which include hand-washing, physical distancing, use of face covers, and use of effective disinfectants. In this study, a novel iodine complex called CupriDyne® [technology] was assessed for its ability to inactivate SARS-CoV-2. CupriDyne was shown to be effective in inactivating the virus in a time-dependent manner, reducing virus titers by 99% (2 logs) after 30 minutes, and reducing virus titers to below the detection limit after 60 minutes. The novel iodine complex tested herein offers a safe and gentle alternative to conventional disinfectants for use on indoor and outdoor surfaces.”

Following this initial study, the laboratory of Dr. Paessler conducted a follow-up study whereby a more concentrated CupriDyne formula (See CupriDyne Plus, below) was tested against the COVID-19 virus. In this study, the CupriDyne Plus completely inactivated SARS-CoV-2 (the COVID-19 virus) in 10 minutes – roughly the same performance observed with highly concentrated bleach. As a consequence of these highly promising results, we intend to fully explore any and all alternatives available to develop a new CupriDyne based product to help combat COVID-19 and secure appropriate regulatory approvals (see EPA Registration of CupriDyne Plus, below).

While we are actively engaged in responding the COVID-19 crisis, we have not ceased operations of our previous and long-term operating activities or plans and all phases of our development work and commercial activities have continued. However, our normal operations and rate of growth were negatively impacted during the crisis, namely with delays by our customers until such time as our customers operations resume some sense of normalcy. For example, our growth in the waste handling industry reversed course in March as operators, in light of the COVID-19 crisis, were less concerned about managing odor than during normal times. As the pandemic has progressed, and shelter-in-place orders have been lifted, these operating activities are increasing. In the third quarter of 2020, revenues from our odor and VOC control customers began to rebound, and as the fourth quarter began, this business unit had more than $400,000 in contracted projects for this current quarter (more detail on this can be found under Results from Operations).

In response to the pandemic, Clyra Medical launched Clyraguard Disinfecting Personal Protection Spray. This product is a safe, effective, FDA-registered Class I General Purpose disinfectant designed to decontaminate non-critical medical devices such as face masks and other personal protective equipment (PPE). The product has been proven effective against a wide range of bacteria, viruses, and fungi, and has been proven effective against SARS-CoV-2, the virus that causes COVID-19 disease. Given the product’s unique value proposition as an FDA-registered safe-on-skin and gentle disinfectant, we hope Clyraguard will experience rapid revenue growth as the word gets out and assuming our distribution channel partners are able to execute. The product is currently going through a staged roll-out plan with a robust manufacturing and supply chain, with distributers in the PPE and healthcare market recently coming online, and online retail channels such as Clyra’s new website and online store (www.clyraguard.com) and Amazon having recently launched. We are in discussions with distributors, resellers and marketing partners and expect to continue building out our selling resources. We also faced and have overcome numerous challenges as we began launching this product, including supply chain delays, a shortage of plastic bottles available to purchase, manufacturing and shipping delays.

Because of BioLargo’s efforts to quickly develop innovative solutions to aid in the COVID-19 pandemic, the company was one of three companies recognized by Octane, an Orange County based accelerator, for its COVID-19 response, and specifically its development of Clyraguard Disinfecting Personal Protection Spray.

ONM Environmental - Industrial Odor and VOC Solutions

ONM Environmental (previously known as Odor-No-More) generates most of its revenues through the sales of odor and VOC control products under the flagship brand CupriDyne Clean. Our CupriDyne Clean industrial products reduce and eliminate tough odors and VOC’s in various industrial settings, delivered through misting systems, sprayers, water trucks and similar water delivery systems. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. While sales of this product have increased over time, the company also began to expand its service offering due principally to the demands and needs of its major waste handling and industrial clients (which ultimately prompted the company to re-brand to “ONM Environmental” to reflect the widened scope of services it offers). ONM now holds General, Electrical, Plumbing and Low Voltage licenses and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include ongoing maintenance and on-site support services to assist our clients in the design and continued use of the various systems that deliver our liquid products in the field (such as misting systems). It has recently expanded these serves to engineering design, construction and installation.

Our customer base for our odor and VOC business was expanding prior to the COVID-19 crisis and we expect it to continue doing so once the world returns back to work. We have been and expect to continue selling product to the largest solid waste handling companies in the country. Opportunities for our products are available internationally. Very recently, some of the capital projects that ONM previously had on hold due to logistical limitations imposed by the COVID-19 pandemic have begun to come back online, with decision-makers from these clients requesting that ONM resume work on these projects.

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

Cannabis Industry

In 2019, we granted non-exclusive rights to Mabre Systems to sell our CupriDyne Clean product to the Cannabis industry under a private-label brand. Testing shows that CupriDyne Clean removes eliminates the odors emitted by Cannabis grow and production facilities. We have been installing CupriDyne Clean delivery misting systems for Mabre customers, and they continue to sell their branded CupriDyne Clean to clients in the industry. We continue to receive requests for CupriDyne Clean delivery system installations, and have over 20 facilities regularly buying product from our distributor. Mabre intends to launch a consumer odor product based on CupriDyne Clean in the near future.

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We received a $350,000 investment from BKT and issued 1,593,087 shares of our common stock, and invested $100,000 into the joint venture for a 40% ownership share. BKT and its U.S. based subsidiary invested $150,000 into the joint venture for the remaining 60% ownership share. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic has significantly impacted the expected growth of the company. Recently, the joint venture (under the name Odin) moved its headquarters to the Korea Water Cluster, which is a new world-renowned water innovation campus located in Daegu, South Korea, a center for industrial innovation in Asia.

Full Service Environmental Engineering

Our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies. Its website is found at www.BioLargoEngineering.com.

BLEST focuses its efforts in three areas:

●	Providing engineering services to third-party clients;

●	Supporting internal product development and business units’ services to customers (e.g., the AOS) and

●	Advancing their own technical innovations such as the AEC, legionella control systems.

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs seven scientists and engineers who collectively worked together for almost 30 years and experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities.

BLEST is comprised of industry veterans with experience in executing high-profile environmental engineering projects (like anthrax for the US Postal Service, remediation work post Katrina, the largest dioxin remediation in USA) and served as technical leaders with one of the largest global engineering firms before agreeing to join the BioLargo family of companies as owner operators. They are well-recognized for the value they provide to high-profile clients including the US Air Force, a recent win with one of the global leaders in chemical manufacturing, a leading food producer in the USA and more. As an example, BLEST was awarded a contract to assist in the reconfiguration of the Regenerative Thermal Oxidizer (RTO) systems used at a large chemical manufacturing plant on the East Coast, owned by a global chemical company, that produces phenolic resins, antioxidants and related synthetic organic products. The contract is expected to execute with a series of milestones through mid-2021, with anticipated scope expanding the contract period to at least 24 months and over $500,000 in total revenue.

New Technology – Mineral Extraction

BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. As a consequence of this new process, a client is planning a substantial long-term project expected to generate over $1B in revenues, avoiding expensive remediation costs. As the client’s engineering services provider, and developer of the extraction technology, BLEST is in discussions with the client to secure its role as the project manager and/or lead engineer. We believe there are a number of similarly situated industrial waste sites across the country and around the world that would benefit from our newly developed process, and, as resources permit, we intend to explore these opportunities.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Canada, that, until recently, has been primarily engaged in the research and development of our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device and it performs with extreme efficacy while consuming very little electricity. Its key application is extremely efficient decontamination and the disinfection of various waste waters. The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity and extremely low levels of chemistry inputs – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition sets the AOS technology above other water treatment options, as we believe the AOS may allow safe and reliable water treatment for significantly lower cost compared to its competitors and may even enable advanced water treatment in applications where it otherwise would have been prohibitively costly. Secondly, the AOS has been proven effective against certain soluble organic molecules, pharmaceuticals and a host of micropollutants, which are difficult to treat with other conventional tertiary water treatment technologies like UV. This characteristic of the AOS may offer a significant incentive for prospective customers to choose this technology over established incumbents because of the need in certain contexts to address these hard-to-treat contaminants, in addition to traditional targets of tertiary treatment like microorganisms.

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

Sunworks Farm pilot

Our efforts to establish our first commercial pilot for the AOS system, at a poultry and livestock farm in Alberta, Canada, is progressing as planned. We expect to have installed a fully functional treatment train featuring our AOS water system at the client’s farm in the first or second quarter 2021. When complete, the system will be the first of its kind to allow for the complete reuse of this industrial wastewater, allowing the client to expand production and significantly save on water costs. The project budget of approximately $600,000 will be funded in part by government grants and in part by the client. We are finalizing grant funding, and have been working with government regulators.

If successful, this project will set a precedent for the AOS and BioLargo’s total water treatment solutions for future customers seeking water reuse, or even “zero liquid discharge” systems, and we believe will lead to follow-up projects with customers who follow Sunworks’ example.

Wastewater Treatment Pilot - Montreal

BioLargo Water is working on a second AOS demonstration pilot, to be installed at a municipal wastewater treatment facility near Montreal, Quebec, to be run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau (CTE). BLEST engineers are building the AOS unit. The purpose of the project is to assess the AOS (and eventually, an AEC unit to be added on to the treatment train) as effective, cost-efficient, and complementary solutions for disinfecting and eliminating a broad range of recalcitrant contaminants from municipal wastewater in an operating wastewater treatment plant.It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

Clyra Medical Technologies

We initially formed Clyra Medical to commercialize our technology in the medical products industry, which we believe can be disruptive to many competing product lines.

When the COVID-19 crisis began, we immediately responded by supporting the team at Clyra Medical in any way possible to help them create Clyraguard Personal Protection Spray. Testing has confirmed that Clyraguard inactivates the COVID-19 pandemic coronavirus, and these data have been published in a peer-reviewed journal called Faculty 1000 Research (https://f1000research.com/articles/9-674). See details above in “COVID-19 Response and Related Business Development.”

Recently Clyra Medical Technologies has welcomed two key team members to its roster. The company recruited Shawn Dougherty, experienced C-level executive responsible for several successful high-profile product launches, to serve as Clyra’s Chief Revenue Officer. Prior to joining Clyra, Shawn co-founded Mophie, the number one selling battery case manufacturer for mobile devices in North America. As COO and founder, she helped Mophie create the first juice pack battery case for the iPhone in North America and built an exclusive partnership with Apple. Clyra also recruited John A. Sirpilla to serve as its Chief Business Development Officer, where he is working with Clyra’s senior executive team on brand expansion and retail channel development, and will work to develop strategic partnerships to help make Clyra products widely available to individuals, businesses, and the healthcare industry. Mr. Sirpilla is the former President of Camping World Accessory Stores, a 140-store nationwide retail chain serving the RV industry and was promoted in 2012 to Chief Business Development Officer for the parent company, Camping World and Good Sam with annual sales of nearly $4 billion.

CupriDyne Plus

BioLargo’s CupriDyne® technology has been used successfully and safely for years to oxidize airborne contaminants like VOCs and other odor-causing compounds.

At the outset of the Covid-19 pandemic, we set out to revisit and modify the CupriDyne technology with the goal of creating a powerful yet comparatively safer, non-toxic, and environmentally friendly disinfectant and/or surface sanitizer. The result of this redevelopment process, which involved over 500 hours by our engineers and scientists, was CupriDyne Plus, a product that delivers a potent concentration of the active ingredient iodine (I-2) as compared to traditional CupriDyne based formulations, meaning it can achieve much faster results..

We are actively working to obtain an EPA registration for CupriDyne Plus for a number of different applications (see EPA Registration, below), and we are optimistic about those efforts. CupriDyne Plus has the potential to offer a safer, more environmentally friendly alternative to bleach and other common antimicrobials for applications like hard surface disinfection, sanitization of non-porous non-food contact surfaces, disinfection of air, textiles, and more.

EPA Registration of CupriDyne Plus

We intend to pursue registration of CupriDyne Plus as a hard surface disinfectant and/ or sanitizer. Doing so would allow us to expand our label and marketing claims such that it would compete against less gentle and less environmentally sensitive chemicals being used in competing products. Since research demonstrated that CupriDyne Plus kills the SARS-CoV-2 coronavirus that has caused the current global pandemic, we knew there was a need for a safe alternative to cleaning agents such as bleach. Our scientists have spent more than 600 hours testing the product against EPA standards. Based on our extensive work, we are confident it meets the minimum performance requirements required for EPA registration as a disinfectant and/or surface sanitizer. We have met with and presented data to officials at the EPA for the purpose of refining our product and determining additional data requirements, and have retained a firm specializing in EPA registration work to help us through the process. While we are not able to predict the results of any EPA application we submit, or the time it will take to complete the process, we believe the market opportunities are large, with the U.S. market for surface disinfectants coming in at greater than $3.4 billion (https://www.grandviewresearch.com/industry-analysis/surface-disinfectant-market), and that we will ultimately be successful in obtaining registration.

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

Consolidated revenue for the three and nine months ended September 30, 2020 was $666,000 and $1,522,000, which is a 26% and 15% increase over the same periods in 2019. Sales at our operating divisions decreased upon the initial shutdown of California and most the U.S. in late March due to the COVID-19 pandemic, but have since rebounded. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, Clyraguard Personal Protection Spray, and hand sanitizers. We expect revenues to continue to increase in the foreseeable future, as our operating divisions have significant contracted-for work in the pipeline. Given its brief experience with the product, Clyra’s management is unable to identify any definitive trends in the sales of Clyraguard Personal Protection Spray, which are in large part dependent on the success of third-party sales agents and distributors and thus out of its control. Its recent addition to the Amazon selling platform is being managed by a professional marketing and sales group that is actively testing and refining the product offering, its messaging and related marketing. As a product focused on the COVID-19 pandemic, sales of the product are also in-part dependent on the length of the pandemic and consumer’s wiliness to spend money on personal protective equipment.

ONM Environmental (formerly, Odor-No-More)

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through other related products. Of its gross sales in the three and nine months ended September 30, 2020, approximately two-thirds were to the waste handling industry.

Revenue (ONM)

ONM’s revenues for the three and nine months ended September 30, 2020, were $356,000 and $952,000, a decrease of $60,000 and $40,000 from the same periods in 2019. Sales on a quarter-to-quarter basis had been increasing until the COVID-19 pandemic shut down businesses across the country, and have since started to rebound. ONM has multiple contracts scheduled for completion in the fourth quarter that had been delayed due to the pandemic.

Cost of Goods Sold (ONM)

ONM’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM’s costs of goods improved 7% and 5% in the three and nine months ended September 30, 2020 to 36% and 39%. The decrease in cost of goods is due to increase sales of higher-margin products, an increase in product prices, and a slight decrease in the cost of our raw materials resulting from increased purchasing power.

Selling, General and Administrative Expense (ONM)

ONM’s selling, general and administrative expenses increased by 25% to $996,000 during the nine months ended September 30, 2020. These expenses have increased alongside its efforts to increase revenues by hiring additional sales and support staff. We expect these expenses to increase when compared to 2019 but remain consistent in 2020 unless and until its revenues increase.

Net Loss (ONM)

For the nine months ended September 30, 2020, ONM generated $952,000 in revenue, a gross margin of $565,000, total costs and expenses of $996,000, and a tax credit of $10,000, resulting in a net loss of $421,000. For the three months ended September 30, 2020, ONM generated $356,000 in revenue, a gross margin of $228,000, had total costs and expenses of $371,000, and a tax credit of $2,000, resulting in a net loss of $142,000.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $160,000 and $436,000 of revenues from third party clients in the three and nine months ended September 30, 2020, an increase of $22,000 and $126,000 from the same periods in 2019. The increases this year compared with 2019 is due to an increase in the number of client contracts being serviced. BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its engineering and development of the AOS water filtration system, development of the AEC to combat the PFAS crisis (see Development of AEC to Combat PFAS Crisis, above), and other projects included in research and development.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and nine months ended September 30, 2020, its cost of services were 74% and 78% of its revenues, versus 68% and 74% in the comparable periods in 2019, as a result of an increased use of subcontracted labor.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and in research and development for its work on BioLargo technologies. BLEST selling, general and administrative expenses during the nine months ended September 30, 2020 totaled $300,000 compared to $331,000 for the nine months ended September 30, 2019.

Net Loss (BLEST)

For the nine months ended September 30, 2020, BLEST generated $443,000 in revenue, a gross margin of $107,000, and had total costs and expenses of $572,000, resulting in a net loss of $465,000. Reported revenue does not include revenue billed by BLEST to other BioLargo operating divisions, which are not paid in cash, and eliminated in the consolidation of our financial statements. It is important to note that BLEST’s net loss would be eliminated if it were an outside contract-for-hire services company selling services to our water company or our industrial odor and VOC control operating unit.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 80 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as revenue in our financial statements.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our SG&A expenses increased by $108,000 (6%) and $799,000 (18%) in the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, due primarily to increases in salaries and payroll of $162,000 and $464,000 and sales and marketing of $44,000 and $88,000 in the three and nine months ended September 30, 2020 versus 2019, offset by a reduction of professional fee and consulting expense during the three months ended September 30, 2020. Much of the increase is due to non-cash expenses related to the issuance of stock options, and the hiring of sales personnel. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed and as part of an employee retention program. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Nine months ended:
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
Salaries and payroll related	$624	$786	$1,594	$2,061
Professional fees	194	125	554	597
Consulting	474	449	1,067	1,134
Office expense	281	260	744	750
Sales and marketing	70	114	162	250
Investor relations	63	35	145	139
Board of director expense	97	77	232	198

The increase in salaries and payroll expenses is related to the implementation of stock option bonus compensation programs for employees. Professional fees have varied over time due to occasional increases and increases in our need for those services. Consulting expenses have increased, as well as sales and marketing and investor relations, as the Company has increased efforts to sell its products and services and increased efforts in the capital markets. Board of director expenses varied from prior periods due to stock options issued in 2019.

Research and Development

In the three and nine months ended September 30, 2020, we spent approximately $347,000 and $1,031,000 in the research and development of our technologies and products. This was an increase of 5% and a decrease of 8% compared to the same periods in 2019, due to increased needs to develop sales and production objectives and less on further research.

Interest expense

Our interest expense for the three and nine months ended September 30, 2020 was $318,000 and $1,823,000, a decrease of 75% and 34% compared to the same periods in 2019. The decreases in the 2020 periods are due to non-cash expenses from warrants issued to investors in our OID convertible note offering incurred in 2019. All of the OID investments have converted and the discount fully amortized to interest, therefore we have less debt and less interest.

Loss on extinguishment of debt

In the three months ended September 30, 2020, we recorded a loss on extinguishment of debt related to the extension of a due date for convertible note payable. In exchange for the due date extension, we reduced the note conversion price from $0.17 to $0.14 and extended the expiration date of warrants held by the note holder by one and two years. The fair value of these concessions resulted in a fair value totaling $228,000, which was recorded as loss on extinguishment.

In the nine months ended September 30, 2020, we recorded a loss on extinguishment of debt related to transactions with current vendor and employees where Clyra Medical is unable to pay obligations in cash. In lieu of cash, the vendors and employees accepted options to purchase shares of Clyra stock. The fair value of those options exceeded the debt that was converted by $214,000.

In the three months ended September 30, 2019, we recorded a loss on extinguishment of debt related to transactions with prior investors to extend the maturity dates of promissory notes. As consideration, we increased principal amounts, modified conversion terms, and/or issued stock purchase warrants. We had no such activities in the comparable period in 2020. We extended the maturity dates of the promissory notes due to a lack of sufficient cash to satisfy the obligations at maturity. Unless our cash position changes substantially, we anticipate we will continue to do so as additional notes come due.

Net Loss

Net loss for the three months ended September 30, 2020 was $2,390,000, a loss of $0.01 per share, compared with $3,886,000 and $0.02 per share in the prior year comparable period. Net loss for the nine months ended September 30, 2020 was $7,707,000, a loss of $0.04 per share, compared to a net loss for the nine months ended September 30, 2019 of $8,625,000, a loss of $0.06 per share. The decrease in net loss in the 2020 periods is primarily due to decreased interest expenses.

The net loss per business segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
BioLargo corporate	(3,393)	(1,374)	(6,985)	(4,954)
ONM Environmental	(119)	(142)	(260)	(421)
Clyra Medical	(351)	(528)	(982)	(1,493)
BLEST	27	(298)	(110)	(465)
BioLargo Water	(50)	(48)	(288)	(374)
Net loss	(3,886)	(2,390)	(8,625)	(7,707)

Liquidity and Capital Resources

For the nine months ended September 30, 2020, we had a net loss of $7,707,000, used $3,318,000 cash in operations, and at September 30, 2020, we had a working capital deficit of $1,316,000, and current assets of $1,873,000. We do not believe operating profits in the immediate future will be sufficient to fund our current level of operations. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. None of our business segments have ever generated enough revenues to fund their operations, or to contribute to our corporate operations or overhead. Thus, in light of our cash position at year end, in order to continue operations, in calendar year 2020 we have continued to sell our stock in private securities offerings and to Lincoln Park (see Note 3). Thus far this year, we have received approximately $1.7 million from Lincoln Park (an average of approximately $160,000 per month). The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Although we have relied on investment funds through our agreement with Lincoln Park this year, there is no assurance that it will continue to provide the funds we need for our operations, and if it does not, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms. We also regularly pay officers and vendors equity in lieu of cash, and anticipate that we will continue to be able to do so in the future. The foregoing factors raise substantial doubt about our ability to continue as a going concern, unless we are able to continue to raise funds through stock sales to Lincoln Park or other private financings, and in the long term, our ability to attain a reasonable threshold of operating efficiencies and achieve profitable operations by licensing or otherwise commercializing products incorporating our technologies. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We have revenue from three subsidiaries, ONM, BLEST and Clyra. ONM and Clyra identify its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized over time as the work is performed.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2019 and September 30, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

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

In the three months ended September 30, 2020, we issued 24,776,554 shares of our common stock in conversion of principal and interest due on convertible promissory notes in the principal amount of $2,286,000.

In the three months ended September 30, 2020, we received gross and net proceeds of $125,000 and issued 746,528 shares of our common stock pursuant to a Unit Offering whereby we accepted investments and issued units consisting of shares of common stock, a six-month stock purchase warrant, and a five-year stock purchase warrant, at unit prices of $0.16 and $0.18. The number of shares issued to each investor, and purchasable by each warrant, is the quotient of the unit price and investment amount. The exercise price of each six-month warrant is 120% of the unit price, and for the six-month warrant, 150% of the unit price. So long as 18 months has passed and the warrant shares are not registered with the SEC, the warrants allow for cashless exercise.

In the three months ended September 30, 2020, we issued 189,762 shares of our common stock to vendors in exchange for reduction of $28,000 of amounts owed.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.  Other Information

None.

Item 6. Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.8	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.10	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.11	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.12	OID twelve-month promissory note	Form 8-K	8/2/2019
4.13	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.14	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.15	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.16	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.17	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.18	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.19	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.20	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019
4.21	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020

4.22	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.4	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.5	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.6	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.7	2020 Engagement Extension Agreement with Charles K. Dargan II	Form 8-K	2/27/2020
10.8	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.9	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
10.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
10.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2020	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 16, 2020	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer