Form 10-K
period 2020-12-31
BIOLARGO, INC.
filed 2021-03-30
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $30,512,541.

The number of shares outstanding of the issuer’s class of common equity as of March 24, 2021 was 238,776,271; no preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 15, 2021.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

When we refer in this report to “BioLargo,” the “company,” “our company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; ONM Environmental, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound control products; BioLargo Water Investment Group, Inc., which owns our Canadian subsidiary BioLargo Water, Inc., which develops and markets our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC, a professional engineering services division; and BioLargo Development Corp., which employs and provides benefits to our employees. We also own approximately 45% of Clyra Medical Technologies, Inc. (“Clyra Medical”) as of December 31, 2020, an entity we formed to commercialize our technologies in the medical and dental fields.

The information contained in this Annual Report is as of December 31, 2020, unless expressly stated otherwise.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination, advanced water and wastewater treatment, industrial odor and VOC control, air quality control, and infection control. With over thirteen years of extensive R&D, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. Our peer-reviewed scientific approach allows us to invent or acquire novel technologies and develop them to maturity through our operating subsidiaries. With a keen emphasis on collaborations with academic, municipal, and commercial organizations and associations, BioLargo has proven itself with over 80 awarded grants and numerous pilot projects. We monetize through direct sales, recurring service contracts, licensing agreements, strategic joint venture formation and/or the sale of the IP.

In the last year, we developed and refined new technologies that are now ready for commercial trials (see Development of AEC to Combat PFAS Crisis, and New Technology – Mineral Extraction), formalized strategic relationships to expand sales and revenues (see South Korean Joint Venture, and Full Service Environmental Engineering), arranged for demonstration pilot projects for our AOS water treatment system (see Sunworks Farm Pilot and Municipal Wastewater Treatment Pilot – Montreal), increased revenues, including those of our flagship product, CupriDyne Clean (see Results of Operations), and began the process to register our CupriDyne technology with the EPA to make advanced sanitization and disinfection claims, all the while we and the world struggled through the challenges presented by the COVID-19 pandemic.

Several of our technologies are commercially available and are advancing as disrupters in their respective markets.

Formula for Success: Technology, Talent and Purpose

Technology

The company has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through the company’s internal resources, and some through acquisition. These include patents, patents pending and trade secrets that include solutions for:

●	PFAS removal
●	SARS-CoV-2 solutions
●	Air quality controls and systems including odor and VOC control
●	Water decontamination
●	Micro-pollutant destruction and removal
●	Legionella detection and water treatment solutions
●	Mineral processing
●	Infection control
●	Wound management
●	Regenerative tissue therapy
●	Disinfection

Talent

We have steadily grown our team to 27 team members and numerous other part-time consultants, including highly qualified PhDs, engineers, MDs and medical professionals, construction professionals, field service technicians, innovators, sales marketing specialists, entrepreneurial and executive leadership.

Purpose

Our mission to make life better centers our company on serving others with integrity, knowledge, technology, and solutions that protect the environment, improve quality of life, and protect lives. We are unique in our ability to tailor our offerings to serve our customers with proven expertise, proven technology and, if needed, we often have the ability to develop new technical solutions to meet our customer’s needs.

Development of AEC to Combat PFAS Crisis

Our engineers at BLEST have developed a novel water treatment system, called the AEC (Aqueous Electrostatic Concentrator), that removes per- and poly-fluoroalkyl substances (PFAS) from water at a fraction of the cost of existing solutions. PFAS chemicals can cause cancer, infertility, asthma, and other health problems in human beings, are present in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. Governments and industry are actively seeking less expensive technologies and processes to eliminate PFAS from groundwater and drinking water. The U.S. Environmental Protection Agency (“EPA”) has made finding an economical solution a priority, announcing in February 2021 final regulatory determinations on the safe maximum levels of PFAS in drinking water, paving the way for regulating the chemicals through the Safe Drinking Water Act and creating a regulatory environment where municipalities will be required to install technologies that help remove PFAS from their drinking water supplies prior to distribution.

Our AEC treatment system has been proven in lab-scale studies to meet or exceed the performance of current incumbent solutions (such as carbon-filtration and reverse osmosis) while consuming as little as $0.30 in electrical costs per 1,000 gallons treated. And most significantly, the AEC produces substantially less waste than carbon-filtration and reverse osmosis systems, creating far less of a disposal liability. We believe testing will show that total operating costs of the AEC represent a significant potential cost savings compared to reverse osmosis and carbon sequestration technologies.

PFAS water contamination is a significant problem worldwide. In the United States, PFAS chemicals have been estimated to be present in the blood of 98% of the population, and have been linked to a plethora of health problems including high cholesterol, liver dysfunction, immune disorders and various cancers. Over 1,400 communities so far in the U.S. have been proven to be affected by PFAS water contamination. In Orange County, California, where our corporate offices are located, more than 40 drinking water wells have been taken out of service due to PFAS contamination, and county officials estimate that treating the wells using existing technologies will cost more than $200 million in capital costs and more than $400 million in maintenance and operating costs. When PFAS-laden carbon is incinerated, not only does it produce vast volumes of greenhouse gases such as carbon dioxide, but new evidence suggests volatile fluorochemicals like carbon tetrafluoride, hexafluoroethane, and hydrogen fluoride are released into the air which may have serious human health impacts on adjacent communities. Our technology does not require incineration.

We are in the final stages of refining the AEC technology prior to commercial sales. We have received interest in the system from multiple municipal water agencies. We have completed third-party testing to validate the efficacy of the system. We have designed a modular system that can theoretically handle large projects. We are constructing a pilot unit for testing at an ongoing project at a municipal water treatment plant in Canada (see Wastewater Treatment Pilot – Montreal, below). We are hopeful to start multiple pre-commercial trials in the U.S. by the end of summer.

Broadly speaking, there are three main markets for PFAS water treatment in the U.S., each of which we intend to address in the coming years. The first is municipal water treatment – that is water which needs treatment for PFAS before it can be distributed to the public or water that must be treated from a wastewater treatment plant. Southern California, Michigan and Wisconsin may be hotbeds for this market, as the states have adopted stringent regulations on PFAS limits in drinking water and wastewater, and significant initiatives have begun to implement systems to address the problem. The second market is military bases, where the use of PFAS-containing fire-fighting foam has contaminated the soil and groundwater. These sites are numerous and have significant groundwater and soil contamination problems which regulators are likely to require remediation for in the coming years. The third market is treatment for water intake or outfalls of industrial facilities that use PFAS compounds in manufacturing and other industrial processes. Our first pilot projects are in municipal water treatment. As our engineers are already providing environmental engineering services on U.S. Airforce bases, we believe that work may lead to sales in that arena.

COVID-19 Response and Related Business Development

In response to the COVID-19 crisis, and because of our technology portfolio’s specialty focus on nature’s best disinfectant, iodine, at the outset of the pandemic we sponsored research with one of the country’s leading researchers in the study of pandemic diseases, Dr. Slobodan Paessler. Located at the Galveston National Laboratory at the University of Texas Medical Branch, his laboratory confirmed that our CupriDyne technology inactivated the Coronavirus that causes COVID-19.

Following this initial study, the laboratory of Dr. Paessler conducted a follow-up study whereby a more concentrated CupriDyne formula (See CupriDyne Plus, below) was tested against the COVID-19 virus. In this study, the CupriDyne Plus completely inactivated SARS-CoV-2 (the COVID-19 virus) in 10 minutes – roughly the same performance observed with highly concentrated bleach. As a consequence of these highly promising results, we are seeking the regulatory approvals to sell a CupriDyne based product to combat the pandemic (see EPA Registration of CupriDyne Plus, below).

ONM Environmental - Industrial Odor and VOC Solutions

In 2020, we changed the name of our odor control subsidiary Odor-No-More, Inc., to ONM Environmental, Inc., to reflect the expansion of its work from odor control sales to more robust environmental services. Its flagship product, CupriDyne® Clean, reduces and eliminates tough odors and volatile organic compounds (“VOCs”) in various industrial settings. CupriDyne Clean is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. In response to customer demand for expanded services, ONM now holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

Our customer base for our odor and VOC business was expanding prior to the COVID-19 crisis and we expect it to continue doing so as the United States recovers from the pandemic. We have been and expect to continue selling product to the largest solid waste handling companies in the country. Very recently, some of the capital projects that ONM previously had on hold due to logistical limitations imposed by the pandemic have begun to come back online, with decision-makers from these clients requesting that ONM resume work on these projects. We also have a number of potential partners actively engaged in commercial trials around the globe and we are actively in discussion with a number of groups to leverage our commercial focus through distribution partnerships.

In the fourth quarter of 2020, ONM Environmental acquired a deodorizing and sanitizing technology, called EcoMist®, that helps raise the customer care bar for solid waste collectors to treat all types of waste receptacles in real time during pick up. EcoMist® is a device installed directly onto any waste collection vehicle that automatically sprays odor control products and/or sanitizer into refuse bins or dumpsters during the waste collection process. ONM plans to test market the product directly with its major solid waste handling customers by packaging it with CupriDyne Clean. A video showing EcoMist® in operation can be viewed here: https://www.biolargo.com/ecomist-video. EcoMist® is easy to install and use – it works “out-of-the-box”, allowing customers to install the system themselves, and will thus not require a significant investment in logistics and servicing to support sales. ONM’s acquisition of EcoMist® is part of its strategy to grow revenues of its air quality control division through chemistry deployment systems that lead to more scalable sales of CupriDyne Clean. It also helps ensure ONM can provide the largest waste handling companies in the country with a broad range of tools to solve their odor and VOC control challenges in all facets of their business. ONM’s only obligation under the acquisition agreement is a 10% royalty on EcoMist® system sales.

Cannabis Industry

In 2019, we granted non-exclusive rights to Mabre Systems to sell our CupriDyne Clean product to the Cannabis industry under a private-label brand. Testing shows that CupriDyne Clean eliminates the odors emitted by Cannabis grow and production facilities. We have been installing CupriDyne Clean delivery misting systems for Mabre’s customers, and have over 20 facilities regularly buying product from our distributor. Mabre has expressed an intent to launch a consumer odor product based on CupriDyne Clean in the near future.

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We received a $350,000 investment from BKT and issued 1,593,087 shares of our common stock, and invested $100,000 into the joint venture for a 40% ownership share. BKT and its U.S. based subsidiary invested $150,000 into the joint venture for the remaining 60% ownership share. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic significantly impacted the expected growth of the company. In late 2020, the joint venture (under the name Odin) established corporate offices at the Korea Water Cluster, which is a new world-renowned water innovation campus located in Daegu, South Korea, a center for industrial innovation in Asia. The move positions Odin well to interface with other innovators in the water treatment sector as well as with industry leaders who may need Odin’s products for air quality control.

Full Service Environmental Engineering

Our subsidiary BioLargo Engineering, Science & Technologies, LLC (“BLEST”) offers full service environmental engineering to third parties and provides engineering support services to our internal teams to accelerate the commercialization of our technologies. Its website is found at www.BioLargoEngineering.com.

BLEST focuses its efforts in three areas:

●	providing engineering services to third-party clients;

●	supporting internal product development and business units’ services to customers (e.g., the AOS); and

●	advancing their own technical innovations such as the AEC.

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

BLEST established a partnership with Garratt-Callahan, a national industrial water treatment company, to develop and sell custom wastewater treatment equipment to recycle water from commercial facilities. They are also working with them to expand sales of other BioLargo products.

New Technology – Mineral Extraction

BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. As a result of this invention, a client is planning a substantial long-term project expected to generate over $1B in revenues, while avoiding expensive soil remediation costs. As the client’s engineering services provider, and developer of the extraction technology, BLEST is in discussions with the client to secure its role as the project manager and/or lead engineer. We believe there are multiple similarly situated industrial waste sites across the country and around the world that would benefit from our newly developed process, and, as resources permit, we intend to explore these opportunities.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Edmonton, Canada, that developed and is commercializing our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device. The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity and extremely low levels of chemistry inputs – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition may enable advanced water treatment in applications where it otherwise would have been prohibitively costly. Secondly, the AOS has been proven effective against certain soluble organic molecules, pharmaceuticals and a host of other micropollutants which are difficult to treat with other conventional tertiary water treatment technologies like UV. This characteristic of the AOS may offer a significant incentive for prospective customers to choose this technology over established incumbents because of the need in certain contexts to address these hard-to-treat contaminants, in addition to traditional targets of tertiary treatment like microorganisms.

Sunworks Farm Pilot

Our efforts to establish our first commercial pilot for the AOS system, at a poultry and livestock farm in Alberta, Canada, is progressing as planned. We expect to have installed a fully functional treatment train featuring our AOS water system at the client’s farm in the second quarter of 2021. When complete, the system will be the first of its kind to allow for the complete reuse of this industrial wastewater, allowing the client to significantly save on water costs and expand production. The project budget of approximately $600,000 will be funded in part by government grants and in part by the client. We expect the project to be successful, and to set a precedent for the AOS and BioLargo’s total water treatment solutions for future customers seeking water reuse, or even “zero liquid discharge” systems, and we believe will lead to follow-up projects with customers who follow Sunworks’ example.

Municipal Wastewater Treatment Pilot - Montreal

BioLargo Water is working on a second commercial-scale AOS demonstration pilot, to be installed at a municipal wastewater treatment facility near Montreal, Quebec, to be run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau (CTE). BLEST engineers have already built and delivered this commercial-scale AOS unit to the site near Montreal, and the project is expected to begin collecting important data throughout the first quarter of 2021. The purpose of the project is to assess the AOS (and eventually, an AEC unit to be added on to the treatment train) as effective, cost-efficient, and complementary solutions for disinfecting and eliminating a broad range of recalcitrant contaminants from municipal wastewater in an operating wastewater treatment plant. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

In late 2019, BioLargo Water commenced a Regulation Crowdfunding offering in an attempt to raise internal capital to fund its operations. In 2020, the platform on which the offering was being marketed paused its operations, and we elected to place the effort on hold until such time as the platform was more well established. We continue to monitor and reevaluate the opportunity to utilize this funding source.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology.

When the COVID-19 crisis began, we immediately responded by supporting the team at Clyra Medical to develop a product that could help frontline workers battle the pandemic. In response, they developed Clyraguard Personal Protection Spray. Testing and peer-reviewed published data confirmed that Clyraguard inactivates the SARS CoV-2 coronavirus. The product was registered with the FDA as a Class I general purpose disinfectant, and initially sales were brisk. After consultation with legal and regulatory advisors, we decided that that products claims required an EPA registration, and sales were stopped. We are actively working on this now (see CupriDyne Plus, below).

Clyra is preparing to launch a prescription-only product to be used by orthopedic surgeons to reduce infections in knee and hip replacement surgeries.

CupriDyne Plus

At the outset of the Covid-19 pandemic, we set out to revisit and modify the CupriDyne technology with the goal of creating a powerful yet comparatively safer, non-toxic, and environmentally friendly disinfectant and/or surface sanitizer. The result of this redevelopment process, which involved over 500 hours by our engineers and scientists, was “CupriDyne Plus”, a product that delivers a potent concentration of the active ingredient iodine (I2) as compared to traditional CupriDyne based formulations, meaning it can achieve much faster results.

EPA Registration of CupriDyne Plus

We are actively working to obtain an EPA registration for CupriDyne Plus for a number of different applications. CupriDyne Plus has the potential to offer a safer, more environmentally friendly alternative to bleach and other common antimicrobials for applications like hard surface disinfection, sanitization of non-porous non-food contact surfaces, disinfection of air, textiles, and more. Our scientists have conducted many of the tests required for EPA registration. Based on our extensive work, we are confident it meets the minimum performance requirements required for EPA registration as a disinfectant and/or surface sanitizer. We have met with and presented data to officials at the EPA for the purpose of refining our product and determining additional data requirements, and have retained a firm specializing in EPA registration work to help us through the process. While we are not able to predict the results of any EPA application we submit, or the time it will take to complete the process, we believe the market opportunities are large, with the U.S. market for surface disinfectants coming in at greater than $3.4 billion (https://www.grandviewresearch.com/industry-analysis/surface-disinfectant-market).

Conclusion

BioLargo has advanced its technologies and infrastructure to achieve a critical mass to capitalize on its commercial efforts and have a positive impact around the world with clean water, clean air, and infection control solutions. The company presents a scalable business model that targets high-impact cleantech market opportunities. We leverage our considerable scientific, engineering, and entrepreneurial talent to monetize our technologies and ensure high-quality customer service and increased revenue potential. We seek to unlock the value of our portfolio of disruptive technologies to advance our mission to “make life better” and continue creating shareholder value.

Intellectual Property

We have 21 patents issued, including 19 in the United States, and multiple pending. We believe these patents provide a foundation from which to continue building our patent portfolio, and we believe that our technology is sufficiently useful and novel that we have a reasonable basis upon which to rely on our patent protections. We also rely on trade secrets and technical know-how to establish and maintain additional protection of our intellectual property. As our capital resources permit, we expect to expand our patent protection as we continue to refine our inventions as well as make new discoveries. See the detailed discussion below of our patent portfolio.

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

We incurred approximately $1,300,000 in expense related to our research and development activities in 2020, a decrease of approximately $150,000 compared with the prior year. We increased research and development to develop products in response to the COVID-19 pandemic, and decreased in other areas as our water treatment technologies have neared commercialization.

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

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (888) 400-2863. We operate through multiple wholly-owned subsidiary entities, including: BioLargo Life Technologies, Inc., to hold our intellectual property; ONM Environmental, Inc., to manufacture, market, sell and distribute our odor control products; BioLargo Water Investment Group, Inc., which is the sole owner of a Canadian subsidiary, BioLargo Water, Inc., for our Canadian research and development and AOS commercialization operations; BioLargo Development Corp., through which our employees are employed; and BioLargo Engineering, Science & Technologies, LLC, our full service engineering firm in Oak Ridge, Tennessee. Additionally, we own 45% of Clyra Medical Technologies, Inc., formed to develop and market medical products based on our technology.

Our principal corporate website is www.BioLargo.com. We also maintain a blog at www.BioLargo.blogspot.com. Websites concerning our subsidiaries are www.ONMEnvironmental.com, www.CupriDyne.com, www.ClyraMedical.com, www.BioLargoWater.com, and www.BioLargoEngineering.com. The information on our websites and blog are not, and shall not be deemed to be, a part of this Annual Report on Form 10-K.

Executive Officers

As of December 31, 2020, and as the date of this report, our executive officers were:

●	Dennis P. Calvert: Chief Executive Officer, President and Chairman of the Board

●	Charles K. Dargan II: Chief Financial Officer

●	Joseph L. Provenzano: Corporate Secretary and Vice President of Operations

Our operational subsidiaries are led by:

Subsidiary	President
ONM Environmental, Inc.	Joseph L. Provenzano
BioLargo Engineering, Science & Technologies, LLC	Randall Moore
BioLargo Water, Inc. (Canada)	Richard Smith
Clyra Medical Technologies, Inc.	Steven V. Harrison

Employees

As of December 31, 2020, we had 27 full time employees. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

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

We have limited and only nominal historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Because our operations are not yet sufficient to fund our operational expenses, we rely on investor capital to fund operations. Our limited operational history makes it difficult to forecast the need for future financing activities. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have never generated significant revenues, have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. We have funded the majority of our activities through the issuance of convertible debt or equity securities. Although we are devoting more energy and money to our sales and marketing activities, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, and the rate of client adoption. There can be no assurance that our revenues will be sufficient for us to become profitable in 2021 or future years, or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan, including regulatory hurdles.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. Our net cash used in continuing operations for the year ended December 31, 2020, was $4,154,000, almost $350,000 per month on average. During 2020, we generated $2,432,000 in consolidated gross revenues, about $200,000 per month on average. Thus, in order to become profitable, we must significantly increase our revenues. Although our revenues are increasing through sales of our products and from our engineering division, we expect to continue to use cash in 2021 as it becomes available and to continue to sell our securities to fund operations.

At December 31, 2020, we had working capital deficit of $2,039,000. Our auditor’s report for the year ended December 31, 2020 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

We have relied on private securities offerings, as well as Lincoln Park Capital (see below), to provide cash needed to close the gap between operational revenue and expenses. Our ability to rely on private financing may change if the United States enters a recession, if the Dow Industrial Average or Nasdaq composite decline significantly, if interest rates rise, if real estate declines, or many other factors that impact private investors’ willingness to invest in high-risk companies. Thus, while we have been able to rely on private investments in the past, we may not be able to do so in the near future.

In the year ended December 31, 2020, we relied on our agreements with Lincoln Park Capital to sell shares and raise capital, as well as other private investors. In total, received almost $3 million from stock sales. In the year ended December 31, 2020, we issued more than 17 million shares of stock to these investors. In the year ended December 31, 2019, we had received more than $4 million from the sale of convertible notes, and in the year ended December 31, 2020, we issued more than 30 million shares of stock to convert those notes to equity and fund operations and R&D for the year. These issuances are dilutive to our existing stockholders. We intend to continue these financing activities, and thus intend to continue to dilute the existing stockholders.

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

In the year ended December 31, 2020, we issued almost 60 million shares of our common stock, almost all which was issued for current and past financing activities that included our retiring debt of almost $5 million plus funding current operating activities and R&D for the year. Our private securities offerings typically provide for convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

We may be required to seek stockholder approval to amend our charter to increase our authorized number of shares

We have approximately 230 million common shares outstanding. We have reserved for further issuance almost 100 million shares: 25 million to Lincoln Park, 26 million in our 2018 Equity Plan, 17 million to “non-plan” option holders, and 30 million to warrant holders. As our Certificate of Incorporation authorizes us to issue 400 million shares, we currently have 70 million shares available. If we run out of shares to issue, the Company would be required to secure stockholder approval to amend the charter and increase the authorized number of shares. If our stockholders do not agree to increase the number of shares our Certificate of Incorporation authorizes us to issue, we may have to cease further financing activities. If we were forced to do so, we would run out of cash and significantly curtail our operations.

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

Our revenue growth rate may not be indicative of future performance and may slow over time.

Although we have grown rapidly over the last several years, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our products and services, increasing regulatory costs and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities.

We do not have contracts with customers that require the purchase of a minimum amount of our products.

None of our customers provide us with firm, long-term or short-term volume purchase commitments. As a result, we could have periods during which we have no or limited orders for our products but will continue to have fixed costs. We may not be able to find new customers in a timely manner if we experience no or limited purchase orders. Periods of no or limited purchase orders for our products, particularly from one or more of our four largest customers, could adversely affect our business, financial condition and results of operations.

There are several specific business opportunities we are considering in further development of our business. None of these opportunities is yet the subject of a definitive agreement, and many of these opportunities will require additional funding obligations on our part, for which funding is not currently in place.

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

Although we are generating revenue from the sale of our products and from providing services, and we expect to generate revenue from new products we are introducing, and eventually from other license or supply agreements, we anticipate net losses and negative cash flow to continue for the foreseeable future until our products are expanded in the marketplace and they gain broader acceptance by resellers and customers. Our current level of sales is not sufficient to support the financial needs of our business. We cannot predict when or if sales volumes will be sufficiently large to cover our operating expenses. We intend to expand our marketing efforts of our products as financial resources are available, and we intend to continue to expand our research and development efforts. Consequently, we will need to generate significant additional revenue or seek additional financings to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is dependent upon our efforts to deliver a viable product and our ability to successfully bring it to market, which we are currently pursuing. Although our management is optimistic that we will succeed in licensing our technology, we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, then we may not be able to fund our expected cash needs or continue our operations. If we are not able to devote adequate resources to promote commercialization of our technology, then our business plans will suffer and may fail.

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

We anticipate that expansion will continue to be required to address potential market opportunities for our technologies and our products. Our existing infrastructure is limited. While we believe our current manufacturing processes as well as our office and warehousing provide the basic resources to expand to sales of  more than $2 million per month, our infrastructure will need more staffing to support manufacturing, customer service, administration as well as sales/account executive functions. There can be no assurance that we will have the financial resources to create new infrastructure, or that any such infrastructure will be sufficiently scalable to manage future growth, if any. There also can be no assurance that, if we invest in additional infrastructure, we will be effective in expanding our operations or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services to our partners if we achieve our anticipated growth with respect to the sale of our technology for various applications. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to meet our contractual obligations, and our operating results.

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

We rely on a small number of key supply ingredients in order to manufacture CupriDyne Clean.

The raw ingredients used to manufacture CupriDyne Clean are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly, and the margins that we are able to generate could decline if prices rise. If our manufacturing costs rise significantly, we may be forced to raise the prices for our products, which may reduce their acceptance in the marketplace.

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

We expect our operating expenses will continue to fluctuate significantly in 2021 and beyond, as we continue our research and development and increase our marketing and licensing activities. Although we expect to generate revenues from licensing our technology in the future, revenues may decline or not grow as anticipated, and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our operations, and those of our contractors and consultants, could be subject to pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely in part on third-party manufacturers to produce and process our products or the raw materials used to make our products. Our ability to obtain supplies of our products or raw materials could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption, including the recent novel strain of coronavirus (SARS‑CoV‑2 aka COVID-19) that originally surfaced in Wuhan, China in December 2019. The extent to which COVID‑19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID‑19 and the actions to contain 2 or treat its impact, among others. Our corporate headquarters and offices of ONM are in Southern California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

The COVID-19 coronavirus pandemic is ongoing and may result in significant disruptions to our clients and/or supply chain which could have a material adverse effect on our business and revenues.

The COVID-19 pandemic is still ongoing as of the date of this report, is still evolving and much of its impact remains unknown. It is impossible to predict the impact it may have on the development of our business and on our revenues in 2021.

Our corporate headquarters and offices of our ONM Environmental division are in Southern California. On March 19, 2020, California’s Governor issued an executive order that all residents of the State must stay at home indefinitely except as needed to maintain “essential critical infrastructure”. Varying forms of this initial order were in place as of December 31, 2020, and are expected to remain in place for the foreseeable future. COVID cases are currently increasing in certain European countries, and that may foretell an additional surge of cases in the United States or in California in the next months. As a result of the initial stay-at-home order, and subsequent restrictions, many businesses have closed and many people are out of work. Although many of our clients are included in the definitions of “essential critical infrastructure”, such as wastewater treatment plants and refuse collection infrastructure, these restrictions have affected our clients’ willingness to purchase our products and services, and adversely affected our revenues in 2020 at various times, and may continue to do so.

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

On March 30, 2020, we entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,250,000 of our common stock (subject to certain limitations) from time to time over a period of three years, noted above in our Risks Related to our Business. We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park. Sales of our common stock, if any, to Lincoln Park will depend on market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the LPC Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock, as well as sales of our stock by Lincoln Park into the open market causing reductions in the price of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire to effect sales.

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

Our stock price has been and is likely to continue to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price of our common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●

Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk. The market price of our common stock could fluctuate widely in response to many factors, including:

●	developments with respect to patents or proprietary rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

●	conditions and trends in our industry;

●	new accounting standards;

●	the size of our public float;

●	short sales, hedging, and other derivative transactions involving our common stock;

●	sales of large blocks of our common stock including sales by our executive officers, directors, and significant stockholders, including Lincoln Park;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described herein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our company owns no real property. We currently lease approximately 9,000 square feet of office and industrial space at 14921 Chestnut Street, Westminster, California. In addition to serving as our principal offices, it is also a manufacturing facility where we manufacture our products, including our CupriDyne Clean Industrial Odor control product, and the home of our subsidiary ONM Environmental.

We also lease approximately 13,000 square feet of office and warehouse space at 105 Fordham Road, Oak Ridge, Tennessee, for our professional engineering division, BioLargo Engineering, Science & Technologies, LLC.

We also lease approximately 1,500 square feet of office and lab space from the University of Alberta. These offices serve as our primary research and development facilities and is the home of our subsidiary, BioLargo Water.

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

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2020		2019
	High	Low	High	Low
First Quarter	$0.29	$0.12	$0.27	$0.16
Second Quarter	$0.20	$0.14	$0.31	$0.16
Third Quarter	$0.22	$0.15	$0.38	$0.22
Fourth Quarter	$0.16	$0.12	$0.36	$0.22

The closing bid price for our common stock on March 24, 2021, was $0.227 per share. As of such date, there were approximately 650 registered owners of approximately 125,000,000 shares of our common stock, and approximately 4,000 non-objecting beneficial owners of approximately 114,000,000 shares.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	24,554,888(1)	$0.29	25,134,475
Equity compensation plans not approved by security holders(2)	20,749,583	$0.40	n/a
Total	45,304,471	$0.34	25,134,475

(1)

Includes 5,689,363 shares issuable under the 2007 Equity Plan. The 2007 Equity Plan expired September 6, 2017, and 18,865,525 shares issuable under the 2018 Equity Incentive Plan adopted by the Board on March 7, 2018 and subsequently approved by stockholders on May 23, 2018.

(2)	This includes various issuances to specific individuals either as a conversion of un-paid obligations pursuant to a plan adopted by our board of directors, or as part of their agreement for services.

Sales of Unregistered Securities

The following is a report of the sales of unregistered securities in the past two years not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 31, 2020, we issued 150,000 shares of our common stock to a vendor to reduce amounts owed to the vendor in the aggregate amount of $18,000.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2020 unless expressly stated otherwise, and we undertake no duty to update this information.

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

Results of Operations—Comparison of the years ended December 31, 2020 and 2019

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

●	Clyra Medical, our partially owned subsidiary which develops and sells medical products based on our technology; and

●

BioLargo Water, our Canadian division that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system and supporting the work to advance CupriDyne technology-based products through an EPA registration;

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Consolidated revenue for the year ended December 31, 2020 was $2,432,000, which is a 31% increase over the same period in 2019. Sales at our operating divisions decreased upon the initial shutdowns in late March due to the COVID-19 pandemic, but have since rebounded. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, Clyraguard Personal Protection Spray, and hand sanitizers. While we expect revenues to continue to increase, given the considerable extended time of the COVID-19 pandemic, we cannot be certain.

ONM Environmental (formerly, Odor-No-More)

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. During 2020, ONM Environmental added two employees to focus on business development, increasing sales and increased levels of construction and maintenance contracts.

Revenue (ONM)

ONM’s revenues for the year ended December 31, 2020, were $1,554,000, an increase of $95,000 or 7% from the same period in 2019. Sales on a quarter-to-quarter basis had been increasing until the COVID-19 pandemic shut down businesses across the country, and have since rebounded. ONM’s fourth quarter revenue were approximately $617,000, an increase of 74% over the prior quarter due to the installation of large custom CupriDyne Clean misting systems. Of its gross sales in 2020, approximately two-thirds were to the waste handling industry.

Cost of Goods Sold (ONM)

ONM’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM’s costs of goods improved 2% in 2020 to 41%. The slight decrease in cost of goods is due to increase sales of higher-margin products and services, and an increase in product prices.

Selling, General and Administrative Expense (ONM)

ONM’s selling, general and administrative expenses increased by 22% to $1,418,000 during the year ended December 31, 2020. These expenses have increased alongside its efforts to increase revenues by hiring additional sales and support staff. We expect these expenses to remain consistent in 2021 unless and until its revenues increase.

Net Loss (ONM)

ONM generated $1,554,000 in revenue, a gross margin of $925,000, and had total costs and expenses of $1,408,000, resulting in a net loss of $483,000, compared with $337,000 in 2019. To increase its revenues, ONM had continued to invest in expanding its sales and operations, resulting in a continuing loss from operations, up and until the COVID-19 crisis occurred, but is now focused primarily on developing distribution and strategic alliances as it seeks to expand sales with existing staff.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $615,000 of revenue in 2020, compared to $401,000 in 2019. The increase is due to an increased number of client contracts, including those as a subcontractor for Bhate pursuant to which BLEST is providing services to U.S. Air Force bases.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, considered intersegment revenue, and is therefore eliminated in consolidation. In the year ended December 31, 2020, it totaled $435,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In 2020, its cost of services were 77% of its revenues, versus 80% in 2019. This decrease is due to contracts with better margins. We expect the cost of services to remain consistent in 2021 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses were $413,000 in 2020, compared to $478,000 in 2019. We expect these expenses to remain flat in 2020, as the staff required to increase service to its clients and revenues will be included in cost of services.

Net Loss (BLEST)

BLEST generated $615,000 in revenue from third parties, a gross margin of $145,000, and had total costs and expenses of $764,000, resulting in a net loss of $619,000, compared with a net loss of $749,000 in 2019.

BLEST provides substantial support to BioLargo’s other operations, including BioLargo Water and Odor-No-More. While we are unable to record revenues generated from services by the engineering group to other BioLargo operating divisions for important project such as the development of the AOS and AEC technologies, it is important to note that its net loss would be eliminated if it were selling these services to a third party at fair market value.

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. We expect that in 2021 its sales and thus its gross profit will continue to increase. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen given the COVID-19 pandemic and other uncertainties in the market, and our limited resources, is difficult.

Other Income

Our wholly owned Canadian subsidiary has been awarded more than 80 research grants over the years from various Canadian public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $81,000 in 2020 to $137,000. We continued to win grants and it is important to note that amounts paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the years ended December 31, 2020 and 2019, we received a refund of $99,000 and $63,000.

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

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A increased in the aggregate by 22% ($1,333,000) in the year ended December 31, 2020 to $7,473,000. Our non-cash expenses (through the issuance of stock and stock options) increased in 2020 compared with 2019 ($3,125,000 compared to $2,232,000) because of options issued for Clyra Medical expenses increased and to option issuances to our employees, vendors and consultants resulted in a greater number of stock and stock options in lieu of cash owed. The largest components of our SG&A expenses included (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Salaries and payroll related	$2,855	$2,186
Professional fees	859	809
Consulting	1,624	1,278
Office expense	1,207	1,124
Board of director expense	259	300
Sales and marketing	494	262
Investor relations	175	181

Our salaries and payroll-related and office-related expenses increased in 2020 due to increased sales personnel at ONM Environmental. Consulting expense increased due primarily to new sales activity at Clyra Medical requiring the supporting infrastructure. There was a slight increase in professional fees and sales and marketing as Biolargo increased its sales and business development efforts in its subsidiaries.

Research and Development

In the year ended December 31, 2020, we spent approximately $1,338,000 in the research and development of our technologies and products. This was a decrease of 9% ($134,000) compared to 2019, primarily due to a change in focus from pure research activities to commercializing our technologies and inventions, including the AOS and AEC water treatment systems. We incurred approximately $1,300,000 in expense related to our research and development activities in 2020, a decrease of approximately $150,000 compared with the prior year. We increased research and development to develop products in response to the COVID-19 pandemic, and decreased in other areas as our water treatment technologies have neared commercialization.

Interest expense

Our interest expense for the year ended December 31, 2020 was $1,923,000, a decrease of 52% compared with 2019. The significant decrease in interest expense is related to the significant decrease of our debt obligations and debt issued during 2020 versus 2019. Of our total interest expense in 2020, $118,000 was paid in cash, and the remainder, $1,805,000, was paid by issuing shares of our common stock. Our non-cash interest related expenses were comprised primarily as follows: (i) $1,618,000 non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument (in 2019, it was $3,376,000), and (ii) $184,000 related to interest on debt instruments converted to common stock.

Our outstanding debt as of December 31, 2020 was lower than as of December 31, 2019, and thus we expect our interest expense in 2021 to be less than that in 2020, provided we do not issue more debt with attached warrants during the remainder of the year. Additionally, we record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is amortized as interest expense over the term of the convertible notes. We expect our interest expense to decrease in 2021 because total amount we amortize (the line item on our balance sheet “Discount on convertible notes payable and line of credit, net of amortization”) decreased by $1,550,000 in 2020 – from $1,654,000 at December 31, 2019, to $104,000 at December 31, 2020. We also are currently selling units of common stock and warrants instead of using convertible debt for financing our working capital needs, which if continued, will continue to reduce our ongoing interest expense as compared with prior years.

Net Loss

Net loss for the year ended December 31, 2020 was $9,700,000 a loss of $0.05 per share, compared to a net loss for the year ended December 31, 2019 of $11,440,000 a loss of $0.08 per share. Our net loss this year declined because of an increase in revenue and a reduction in interest expense.

The net loss per business segment is as follows (in thousands):

Net loss	Year ended December 31, 2020	Year ended December 31, 2019
ONM Environmental	$(483)	$(337)
BLEST	(619)	(749)
Clyra Medical	(2,139)	(1,283)
BioLargo Water	(466)	(447)
BioLargo corporate	(5,993)	(8,624)
Consolidated net loss	$(9,700)	$(11,440)

It is important to note that over half of our net loss is due to non-cash expenses, such as interest and stock/stock options issued to employees and vendors in lieu of cash. Of the net loss of $9,700,000, interest expense was $1,923,000, of which $1,805,000 was non-cash expense. Additionally, we recorded $2,459,000 of stock option compensation expense, an additional $666,000 of services were paid by the issuance of our common stock and we recorded $442,000 loss on extinguishment of debt. The total of these non-cash items account for $5,372,000 of the consolidated loss of $9,700,000. Assuming they continue to expand sales, we believe that ONM and BLEST (engineering) can achieve positive cash flow from operations at some point in the future, although predicting when that will happen given the COVID-19 pandemic and other uncertainties in the market, and our limited resources, is difficult. As we are still in the early stages of commercialization of our products, and intend to invest substantial resources into launching the AOS and AEC water treatment systems, we expect to continue to incur a net loss for the foreseeable future.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2020, we had a net loss of $9,700,000, used $4,154,000 cash in operations, and at December 31, 2020, we had a working capital deficit of $2,039,000, and current assets of $1,505,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2020, we generated revenues of $2,432,000 through our subsidiaries. (See Note 12.) Our segments did not individually or in the aggregate generate enough revenues or gross profits to fund their operations, or fund our corporate operations or other business segments. Thus, to operate throughout 2020, we continued to sell securities to raise cash (see Notes 3 and 10), and were able to borrow money through programs administered by the Small Business Administration.

As of December 31, 2020, our cash and cash equivalents totaled $716,000, and our total liabilities included $1,006,000 in debt that is convertible at the option of the debtholders, $100,000 of debt that we may convert to equity at the April 2021 maturity date, $100,000 notes due on demand, $224,000 owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2021, and $1,007,000 owed by Clyra that must be paid out of operational cash (see Note 4 and 10), with a maturity date that automatically extends each June. Since December 30, 2020, we have received over $2 million in proceeds from stock sales to Lincoln Park (see Note 3), and paid off $650,000 in debt (see also Note 14). We have two promissory notes due in August, 2021, (see Note 4, “Notes payable, mature August 12 and 16, 2021”), each of which may be converted by the holder into equity at $0.14 per share. If the holders do not voluntarily convert the notes to equity, we intend to pay the notes with cash raised through sales of stock to Lincoln Park, although there is no guarantee that we will be able to do so. The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share. If we are unable to make daily sales, it is not likely we will be able to sell enough shares to Lincoln Park to pay the debt due in August, 2021. In such event, we intend to negotiate for a delay in repayment with the holders of the notes.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash, and anticipate that we will continue to be able to do so in the future. In the year ended December 31, 2020, our CEO and CSO accepted stock in lieu of $300,000 in unpaid salary and business expenses. Each has indicated a willingness to do so in the future.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2020, we had a net loss of $9,700,000, used $4,154,000 cash in operations, and at December 31, 2020, had a working capital deficit of $2,039,000, and current assets of $1,505,000.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from revenues, and third party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits. Our corporate operations generate cash through private offerings of stock, debt instruments, and warrants. Cash was generated as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
SOURCES OF CASH
Revenue from operations	$2,432	$1,861
Grant income	137	218
Tax credit income	111	63
Stock for cash (BioLargo)	2,783	125
Stock for cash (Clyra Medical)	851	536
Proceeds from warrant exercise (BioLargo)	--	560
Debt (BioLargo)	507	4,335
Debt (Clyra Medical)	260	--
Total:	$7,081	$7,698

Although ONM, BLEST, and Clyra Medical generated revenues in the year ended December 31, 2020, neither generated operating profits. As such, we provided cash subsidies to each of these business segments to allow them to continue operations. While revenues have increased in both operating segments, both continue to expand operations and thus continue to generate losses.

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

We have revenue from two subsidiaries, ONM and BLEST. ONM identifies its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. ONM recognizes revenue at a point in time when the order for its goods are shipped if its agreement with the customer is FOB ONM’s warehouse facility, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation. Revenue is recognized in arrears as the work is performed.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2020 and 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, convertible notes, and other assets and liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2020 and 2019 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management evaluated the effectiveness of our internal controls, and concluded that due to our limited financial and personal resources, and the fact that we operate our business in three distinct locations in the U.S. and Canada, we continue to have a material weakness in our internal controls with respect to the closing our financial statements. Until the company has the financial resources to implement more robust automated systems, or to hire additional dedicated accounting personal, we expect this material weakness to continue. In reaching this conclusion, management considered that despite this weakness, and others identified in past years, the company has not identified material misstatements in prior financial statements, and believes that the material weakness identified is not likely to lead to a material misstatement in the financial statements contained within this report.

Recognizing the dynamic nature and growth of the Company’s business, including the addition of an engineering division in late 2017, growth of the core operations, and the increase in the number of employees, management has recognized the strain on the overall internal control environment. As a result, management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders, currently scheduled to be held on June 15, 2021 (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this section is incorporated by reference from the section entitled “Proposal One—Election of Directors” in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Business—Executive Officers”.

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.9	September 2018 Amendment to Promissory Note dated December 14, 2017 issued to Vista Capital Investments, LLC.	Form 8-K	9/18/2018
4.10	Stock Purchase Warrant issued to Vista Capital Investments dated September 12, 2018.	Form 8-K	9/18/2018
4.11	January 2019 Amendment to Promissory Note dated December 14, 2017, by and between BioLargo, Inc. and Vista Capital Investments, LLC.	Form 8-K	1/11/2019

4.12	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.13	Form of Note issued in Summer 2017 Offering	Form 10-Q	8/14/2017
4.14	Two-year Note in face amount of $440,000 issued July 2017	Form 10-Q	8/14/2017
4.15	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.16	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.17	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.18	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.19	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.20	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.21	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.22	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.23	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.24	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.25	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.26	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.27	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.28	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.29	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.30	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.31	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.32	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.33	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.34	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019

4.35	10% Convertible Promissory Note issued to Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
4.36	Convertible Promissory Note issued to Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
4.37	Securities Purchase Agreement by and between BioLargo, Inc., and EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
4.38	10% Convertible Promissory Note issued to EMA Financial, LP dated June 4, 2019	Form 8-K	6/7/2019
4.39	Amendment #1 to the Convertible Note issued on June 4, 2019 to EMA Capital, LP	Form 8-K	6/7/2019
4.40	OID twelve-month promissory note	Form 8-K	8/2/2019
4.41	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.42	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.43	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.44	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.45	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.46	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019
4.47	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	8-K	3/31/2020
4.48	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.49*	Amendment to $50,000 Convertible Note dated March 8, 2018
4.50*	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.4	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.5	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.6	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.7	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.8	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.9†	Employment Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017

10.10†	Lock-Up Agreement with Dennis P. Calvert dated April 30, 2017	Form 8-K	5/4/2017
10.11†	Lock-Up Agreement with Dennis P. Calvert dated May 2, 2017.	Form 8-K	5/4/2017
10.12	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.13	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.14	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.15†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.16	Securities Purchase Agreement by and between BioLargo, Inc., and Bellridge Capital, LP dated April 18, 2019	Form 8-K	4/23/2019
10.17	Securities Purchase Agreement by and between BioLargo, Inc., and Crossover Capital dated May 10, 2019	Form 10-Q	5/15/2019
10.18†	Provenzano Employment Agreement dated May 28, 2019	Form 8-K	6/24/2019
10.19†	Lock-Up Agreement dated May 28, 2019	Form 8-K	6/24/2029
10.20†	Lock-Up Agreement dated May 28, 2019	Form 8-K	2/27/2020
10.21	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.22†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
14.1	Code of Ethics	Form 10-KSB	11/16/2004
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP
24.1	Power of Attorney (see signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 30, 2021	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 30, 2021
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 30, 2021
Charles K. Dargan II	(principal financial officer and
principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 30, 2021
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 30, 2021
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 30, 2021
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 30, 2021
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 30, 2021
Kent C. Roberts II

/s/John S. Runyan	Director	March 30, 2021
John S. Runyan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm (continued)

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Stock Options—Refer to Notes 5 and 10 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company issues options from both BioLargo, Inc. as well as its partially-owned subsidiary, Clyra Medical. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

■	Risk-free interest rate;
■	Expected share price volatility;
■	Expected dividend yield; and
■	Expected life of the award.

In addition, management discounts the estimated fair value of the Clyra Medical stock options because the partially-owned subsidiary is a private company with no secondary market for its common stock. Given the significant estimates involved in estimating the fair value of stock options, the related audit effort in evaluating management’s estimates in determining the fair value of stock options was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

■	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the stock options’ expected term.

■

We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term. For Clyra Medical, we recalculated a comparable public company’s historical share price volatility for a term comparable to the stock options’ expected term.

■

We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

■

We agreed the expected term of stock options granted to employees and non-employees to the original contractual term of the option as management deems it likely they will remain outstanding for the entire original term. We further noted that this was consistent with historical options granted.

In addition, we reviewed management’s analysis over the discount used on the estimated fair value of the Clyra Medical stock options. Management concluded that both the illiquidity and lack of marketability warranted a discount to the estimated fair value calculated using the Black-Scholes option-pricing model. We noted that Clyra Medical is a private company and therefore its stock is not actively traded. We also reviewed the stock sales history of Clyra Medical noting the infrequent stock sales supports management’s assertions of both illiquidity and lack of marketability. We further researched published articles on valuation discounts and noted that the liquidity and lack of marketability discount used by management was within a reasonable range.

Accounting for Complex Debt Transactions—Refer to Notes 4 and 6 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company refinanced a convertible note to extend the maturity date by one year. The terms of the refinance included: (1) 25% of the principal and accrued interest converted to common stock, (2) a reduction to the conversion price to both the converted and remaining principal, and (3) extension of maturity dates of the warrants outstanding related to the convertible note. Management had to determine whether to account for the refinance as a debt modification or a debt extinguishment. Management determines if the modified terms of the refinance are considered substantially different, defined as the present value of the remaining cash flows after modification differ by at least 10% of those prior to the modification.

Management used the Black-Scholes option-pricing model to estimate the increase in fair value of the warrants modified with the refinanced convertible note, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

■	Risk-free interest rate;
■	Expected share price volatility;
■	Expected dividend yield; and
■	Contractual life of the award.

Management also evaluated the refinanced convertible note for any intrinsic beneficial conversion feature, in which the revised convertible price of the note is less that the closing common stock price on the date of refinance. If the relative fair value method is used to value the convertible note and there is an intrinsic beneficial conversion feature, a further analysis is undertaken of the beneficial conversion feature using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible note is converted into by its terms.

Given the significant estimates involved in estimating the total debt discount resulting from the relative fair value of the warrants and intrinsic beneficial conversion feature, as well as determining whether the debt refinance was a debt modification or debt extinguishment, the related audit effort in evaluating both management’s estimates in determining the total debt discount and determination of whether the refinance was a debt modification or debt extinguishment was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to determine whether a debt refinance is a debt modification or debt extinguishment. We reviewed the relevant guidance and management’s calculation of the present value of the cash flows prior to and after the debt modification. We also obtained an understanding over the Company’s process to estimate the debt discount resulting from the increase in the relative fair value of the modified warrants and the increase in the relative fair value of the intrinsic conversion feature from the reduction in conversion price, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

■	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the warrants’ remaining contractual term.
■	We recalculated the Company’s historical share price volatility for a term comparable to warrants’ remaining contractual term.
■

We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

■	We agreed the remaining contractual term of the warrants to the revised contractual term of the refinanced convertible note.

We also reviewed management’s relative fair value calculation used to determine the total debt discount and agreed all inputs as follows:

■	We agreed the fair value of the note to the refinanced convertible note agreement.
■	We agreed the fair value of the warrants to the fair value calculated using the Black-Scholes option-pricing model.
■	We agreed to stock price at the refinance date to the trading price.
■	We agreed the exercise price to the revised conversion price to the refinanced convertible note agreement.

Finally, we recalculated the change in the present value of the remaining cash flows after debt modification to determine if the correct accounting treatment was used by management.

/s/ HASKELL & WHITE LLP

Irvine, California

March 30, 2021

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	DECEMBER 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$716	$655
Accounts receivable, net of allowance	484	355
Inventories, net of allowance	277	16
Prepaid expenses and other current assets	28	39
Total current assets	1,505	1,065

In-process research and development (Note 9)	2,150	1,893
Equipment, net of depreciation	60	95
Other non-current assets	35	35
Investment in South Korean joint venture	63	—
Right of use, operating lease, net of amortization	341	411
Deferred offering cost	—	122
Clyra Medical prepaid marketing (Note 10)	788	—
Total assets	$4,942	$3,621

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$513	$394
Debt obligations (Note 4)	1,206	4,057
Discount on debt, net of amortization	(104)	(1,472)
Deferred revenue	48	35
Lease liability, current	114	125
Clyra Medical accounts payable and accrued expenses	536	208
Clyra Medical debt obligations (See Note 10)	1,231	1,007
Total current liabilities	3,544	4,354

Long-term liabilities:
Debt obligations (Note 4)	507	700
Discount on convertible notes payable, net of amortization	—	(182)
Lease liability	226	286
Common stock held for redemption (Note 9)	900	643
Total liabilities	5,177	5,801

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2019 and December 31, 2020	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 166,256,024 and 225,885,682 Shares Issued, at December 31, 2019 and December 31, 2020	151	111
Additional paid-in capital	135,849	121,327
Accumulated other comprehensive loss	(101)	(99)
Accumulated deficit	(132,041)	(123,492)
Total BioLargo Inc. and subsidiaries stockholders’ equity (deficit)	3,858	(2,153)
Non-controlling interest (Note 10)	(4,093)	(27)
Total stockholders’ equity (deficit)	(235)	(2,180)
Total liabilities and stockholders’ equity (deficit)	$4,942	$3,621

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

	Year ended December 31,
	2020	2019

Revenue
Product revenue	$1,825	$1,460
Service revenue	607	401
Total revenue	2,432	1,861

Cost of revenue
Cost of goods sold	(743)	(627)
Cost of service	(461)	(318)
Total cost of revenue	(1,204)	(945)
Gross profit	1,228	916

Operating expenses:
Selling, general and administrative expenses	7,473	6,140
Research and development	1,338	1,472
Total operating expenses	8,811	7,612

Operating loss	(7,583)	(6,696)

Other income (expense):
Grant income	137	218
Tax credit income	111	63
Interest expense	(1,923)	(3,996)
Loss on extinguishment of debt	(442)	(1,029)
Total other (expense) income	(2,117)	(4,744)

Net loss	(9,700)	(11,440)

Net loss attributable to noncontrolling interest	(1,268)	(750)
Net loss attributable to common stockholders	$(8,432)	$(10,690)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.05)	$(0.08)
Weighted average number of common shares outstanding:	195,993,575	152,086,221

Comprehensive loss attributable to common stockholders

Net loss	$(9,700)	$(11,440)
Foreign currency translation adjustment	(2)	(9)
Comprehensive loss	(9,702)	(11,449)

Comprehensive loss attributable to noncontrolling interest	(1,268)	(750)
Comprehensive loss attributable to stockholders	$(8,434)	$(10,699)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2018	141,466,071	$95	$110,222	$(111,723)	$(90)	$373	$(1,123)
Conversion of notes	12,105,699	8	1,727	—	—	—	1,735
Warrant exercise	7,544,456	5	555	—	—	—	560
Issuance of common stock for service	3,318,490	2	708	—	—	—	710
Issuance of common stock for interest	915,164	1	199	—	—	—	200
Financing fee in common stock cancelled	(150,000)	—	(42)	—	—	—	(42)
Stock issuance to officer	500,000	—	—	—	—	—	—
Sale of stock for cash	556,144	—	125	—	—	—	125
Stock option compensation expense	—	—	1,522	—	—	—	1,522
Warrants and conversion feature issued as discount on convertible notes payable and line of credit	—	—	3,931	—	—	—	3,931
Issuance of Clyra common stock for cash	—	—	186	—	—	350	536
Debt extinguishment expense	—	—	619	—	—	—	619
Warrant reprice	—	—	56	—	—	—	56
Exchange Clyra ownership for BioLargo debt	—	—	440	—	—	—	440
Preferred Series A Clyra dividend, converted to Clyra common shares	—	—	270	(270)	—	—	—
Deemed dividend	—	—	809	(809)	—	—	—
Net loss	—	—	—	(10,690)	—	(750)	(11,440)
Foreign currency translation	—	—	—	—	(9)	—	(9)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	33,157,961	22	3,504	—	—	—	3,526
Issuance of common stock for service	4,458,731	3	663	—	—	—	666
Issuance of common stock for interest	1,728,331	1	183	—	—	—	184
Sale of stock for cash	17,356,064	12	2,771	—	—	—	2,783
Stock issued as a commitment fee	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	1,821	—	—	—	1,821
Loss on extinguishment	—	—	442	—	—	—	442
Noncontrolling interest allocation	—	—	3,157	—	—	(3,157)	—
Clyra stock options issued for service	—	—	638	—	—	—	638
Clyra stock issued for consulting agreement	—	—	788	—	—	—	788
Clyra stock issued as line of credit commitment fee	—	—	70	—	—	—	70
Issuance of Clyra common stock for cash	—	—	492	—	—	359	851
Deemed dividend	—	—	117	(117)	—	—	—
Net loss	—	—	—	(8,432)	—	(1,268)	(9,700)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	DECEMBER 31, 2020	DECEMBER 31, 2019
Cash flows from operating activities
Net loss	$(9,700)	$(11,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,459	1,522
Common stock issued in lieu of salary to officers and fees for services from vendors	666	710
Common stock issued for interest	184	200
Interest expense related to amortization of the discount on convertible notes payable and line of credit and deferred financing costs	1,618	3,376
Loss on extinguishment of debt	442	1,029
Loss on investment in South Korean joint venture	37	—
Deferred offering expense	—	53
Financing fee paid in stock (cancellation)	—	(42)
Warrant reprice	—	56
Amortization and depreciation expense	58	65
Bad debt expense	13	24
Changes in assets and liabilities:
Accounts receivable	(142)	(121)
Inventories	(261)	(9)
Accounts payable and accrued expenses	122	(65)
Clyra accounts payable and accrued expenses	327	188
Deferred revenue	14	35
Prepaid expenses and other assets	9	(21)
Net cash used in operating activities	(4,154)	(4,422)
Cash flows from investing activities
Equipment purchases	(23)	(35)
Investment in South Korean joint venture	(100)	—
Net cash used in investing activities	(123)	(35)
Cash flows from financing activities
Proceeds from sale of common stock	2,783	125
Proceeds from convertible notes payable	—	1,632
Proceeds from OID offering	—	2,703
Proceeds from notes payable	—	400
Proceeds from SBA loans	507	—
Proceeds from warrant exercise	—	560
Repayment of note payable	(25)	(915)
Proceeds received by Clyra from inventory line of credit	260	430
Repayment by Clyra on inventory line of credit	(36)	(175)
Proceeds from sale of stock in Clyra Medical	851	536
Net cash provided by financing activities	4,340	4,466
Net effect of foreign currency translation	(2)	(9)
Net change in cash	61	—
Cash at beginning of year	655	655
Cash at end of year	$716	$655
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$118	$195
Income taxes	$2	$3
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes and letter of credit	$—	$3,931
Conversion of convertible notes payable into common stock	$3,526	$1,735
Convertible notes issued with original Issue Discount	$—	$1,008
Deemed dividend	$117	$809
Fair value of right of use and operating lease	$—	$411
Deferred offering costs recorded as additional paid in capital	$(122)	$—
Fair value of shares issued for In Process research and development	$257	$—
Exchange of note payable for Clyra Shares	$—	$440
Exchange of consulting services for Clyra common shares	$788	$—
Fair value of Clyra shares issued as commitment fee	$70	$—
Allocation of stock option expense within noncontrolling interest	$3,157	$—
Clyra preferred shares dividend exchange for Clyra common stock	$—	$270

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Description of Business

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air. The company also owns a minority interest in an advanced wound care subsidiary that has licensed BioLargo’s technologies.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2020, we had a net loss of $9,700,000, used $4,154,000 cash in operations, and at December 31, 2020, we had a working capital deficit of $2,039,000, and current assets of $1,505,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2020, we generated revenues of $2,432,000 through our subsidiaries. (See Note 12.) Our segments did not individually or in the aggregate generate enough revenues or gross profits to fund their operations, or fund our corporate operations or other business segments. Thus, to operate throughout 2020, we continued to sell securities to raise cash (see Notes 3 and 10), and were able to borrow money through programs administered by the Small Business Administration.

As of December 31, 2020, our cash and cash equivalents totaled $716,000, and our total liabilities included $1,006,000 in debt that is convertible at the option of the debtholders, $100,000 of debt that we may convert to equity at the April 2021 maturity date, $100,000 notes due on demand, $224,000 owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2021, and $1,007,000 owed by Clyra that must be paid out of operational cash (see Note 4 and 10), with a maturity date that automatically extends each June. Since December 30, 2020, we have received over $2 million in proceeds from stock sales to Lincoln Park (see Note 3), and paid off $650,000 in debt (see also Note 14). We have two promissory notes due in August, 2021, (see Note 4, “Notes payable, mature August 12 and 16, 2021”), each of which may be converted by the holder into equity at $0.14 per share. If the holders do not voluntarily convert the notes to equity, we intend to pay the notes with cash raised through sales of stock to Lincoln Park, although there is no guarantee that we will be able to do so. The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share. If we are unable to make daily sales, it is not likely we will be able to sell enough shares to Lincoln Park to pay the debt due in August, 2021. In such event, we intend to negotiate for a delay in repayment with the holders of the notes.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash, and anticipate that we will continue to be able to do so in the future. In the year ended December 31, 2020, our CEO and CSO accepted stock in lieu of $300,000 in unpaid salary and business expenses. Each has indicated a willingness to do so in the future.

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc. (formerly, Odor-No-More, Inc.), organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 94% (see Note 9) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We also own 45% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 10).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BLEST, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the guidance of ASC Topic 810, “Consolidation”, and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 45% of the outstanding voting stock), it does exercise control under the “Variable Interest Model.” There is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented. (See Note 10.)

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, our cash balances were made up of the following (in thousands):

	2020	2019
BioLargo, Inc. and subsidiaries	$637	$652
Clyra Medical Technologies, Inc.	79	3
Total	$716	$655

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of December 31, 2020 and 2019 was $13,000 and $24,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the year ended December 31, 2020, there were two customers that accounted for more than 10% of consolidated revenues and during the year ended December 31, 2019, there were no customers that accounted for more than 10% of consolidated revenues, as follows:

	2020	2019
Customer A	13%	<10%
Customer B	11%	<10%

We had two customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2020 and three customers at December 31, 2019 as follows:

	2020	2019
Customer D	32%	<10%
Customer E	10%	<10%
C,ustomer F	<10%	20%
Customer G	<10%	14%
Customer H	<10%	13%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of December 31, 2020 and 2019 was $3,000. As of December 31, 2020, and 2019, inventories consisted of (in thousands):

	2020	2019
Raw material	$111	$11
Finished goods	166	5
Total	$277	$16

Other Assets

Other Assets consisted of security deposits of $35,000 related to our business offices.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. based subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the nine months ended December 31, 2020, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $37,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2020 and 2019, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development (see Note 9).

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the years ended December 31, 2020 and 2019, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2020 and 2019:

	2020						2019
	Non Plan			2007 Plan			Non Plan			2018 Plan
Risk free interest rate	0.66	–	1.02%	0.64	–	1.90%	1.68	–	2.65%	1.68	–	2.65%
Expected volatility	125	–	131%	126	–	133%	133	–	152%	133	–	152%
Expected dividend yield		—			—			—			—
Forfeiture rate		—			—			—			—
Life in years		10			10			10			10

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

We have revenue from four subsidiaries, ONM, BLEST, BioLargo Water, and Clyra. ONM, BioLargo Water, and Clyra identify its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. ONM also installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation, and at that time revenue is recognized.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2020 and 2019.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2020 and 2019 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required (see Note 13). We adopted this standard effective January 1, 2019 using the effective date option, as approved by the FASB in July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. As of December 31, 2020, the right-of-use assets and the lease liability on our balance sheet related to our operating leases totals $341,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials if and when future convertible securities are issued. This Update does not affect the Company’s current financial statements.

In January 2020, the FASB issued Accounting Standards Update No 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”. This Update relates to the Company’s equity method of accounting and the potential interactions between the measurement alternative in Topic 321 and the equity method of accounting in Topic 323 and that diverse views have emerged about the application of the measurement alternative and the equity method of accounting since the adoption of Update 2016-01. The measurement alternative is the ability to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any. Paragraph 321- 10-35-2, as amended, states that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it should measure the equity security at fair value as of the date that the observable transaction occurred (hereinafter referred to as the measurement alternative). The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. At this time management does not believe that adoption of this Update will have an effect on the Company’s financial statements.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On August 25, 2017, we entered into a stock purchase agreement (“2017 LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park had agreed to purchase from us at our request up to an aggregate of $10 million of our common stock (subject to certain limitations) from time to time over a period of three years.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2020, we entered into a stock purchase agreement (the “2020 LPC Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,250,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. This agreement replaced the August 2017 agreement with Lincoln Park. Concurrently with the 2020 LPC Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on April 10, 2020. This registration statement was declared effective on April 21, 2020, and as of April 29, 2020, we commenced regular purchases under the agreement.

Pursuant to the 2020 LPC Purchase Agreement, we issued 2,928,571 shares to Lincoln Park as a commitment fee, valued at $527,000 and recorded as additional paid in capital on our consolidated balance sheet.

During the years ended December 31, 2020 and 2019, we sold 13,388,642 and 556,144 shares to Lincoln Park, and received $2,058,000 and $125,000 in gross and net proceeds. Subsequent to December 31, 2020, we continue to draw on the 2020 LPC Purchase Agreement for working capital (see Note 14).

2020 Unit Offering

Pursuant to an offering commenced in May 2020, we sold 2,374,335 of our common stock and received $367,000 in gross and net proceeds from six accredited investors. In addition to the share, we issued each shareholder a six-month and a five-year warrant to purchase additional share (see Note 6, “Warrants Issued in 2020 Unit Offering”).

BKT Joint Venture

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2020 and 2019 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,
	2020	2019
Current portion of debt:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$50	$50
Line of credit, matures on 30-day demand	50	50
Total notes payable and line of credit	$100	$100
Convertible notes payable:
Convertible note, matured April 7, 2020	—	270
Convertible note, matured June 20, 2020(1)	—	25
Convertible twelve-month OID notes, mature beginning June 2020(1)	—	3,112
Convertible note payable, matures April 20, 2021(1)	100	—
Convertible note payable, matures August 9, 2021	600	—
Convertible notes, mature August 12 and 16, 2021(2)	406	550
Total convertible notes payable	1,106	3,957
Total current liabilities	$1,206	$4,057

Long-term debt:
Convertible note payable, matures August 9, 2021	$—	$600
SBA Paycheck Protection Program loans, mature April 2022	357	—
SBA EIDL Loan, matures July 2050	150	—
Convertible notes payable, mature April 20, 2021(1)	—	100
Total long-term liabilities	$507	$700

Total	$1,713	$4,757

(1)	These notes are convertible at our option at maturity.
(2)	These notes are convertible by the noteholders, and not convertible by the Company.

For the years ended December 31, 2020 and 2019, we recorded $1,923,000 and $3,996,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

Note payable, matures on demand 60 day’s notice (or March 8, 2023)

On March 8, 2018, we received $50,000 and entered into a note payable. The note is due on upon demand from the noteholder, with sixty days’ notice. In the absence of the demand, the maturity date is March 8, 2023. (See Note 14, Subsequent Events.)** if this is the Kelber note- the demand was waived in Q1 for additional consideration- check that

Lines of credit, due on demand

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

The holders of the line of credit has the right to call due the outstanding principal amount on 30-days’ notice at any time after September 1, 2019.

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

During the three months ended December 31, 2019, $175,000 was paid to line of credit holder. As of December 31, 2020, and 2019, the line of credit outstanding balance totaled $50,000. The line of credit was paid subsequent to year end (see Note 14.)

Convertible Note, matured April 7, 2020 (Vista Capital)

On January 7, 2019, Vista Capital Investments, LLC (“Vista Capital”) invested $300,000 and we issued a convertible promissory note (the “Vista 2019 Note”) in the principal amount of $330,000, maturing nine months from the date of issuance (October 7, 2019). The Vista 2019 Note earned a one-time interest charge of 12%, recorded as a discount on convertible notes and will be amortized over the term of the note. The Vista 2019 Note allowed Vista Capital to convert the note to our common stock at any time at a price equal to 65% of the lowest closing bid price of the Company’s common stock during the 25 consecutive trading days immediately preceding the conversion date. The Vista 2019 Note includes a term that allows Vista Capital to adopt any term of a future financing more favorable than what is provided in the note. For example, these provisions could include a more favorable interest rate, conversion price, or original issue discount. The intrinsic value of the beneficial conversion feature resulted in a fair value totaling $300,000, and is recorded as a discount on convertible notes on our balance sheet. This discount was amortized over the term of the note as interest expense.

On August 13, 2019, we and Vista Capital amended the note extending the maturity date to April 7, 2020.

On November 22, 2019 and December 17, 2019, Vista Capital elected to convert $50,000, totaling $100,000, into 690,530 shares of common stock. As of December 31, 2019, the outstanding balance on this note totaled $270,000.

During the three months ended March 31, 2020, Vista Capital elected to convert the remaining balance of $270,000 of the outstanding principal and interest due on the note, and we issued 2,417,059 shares of our common stock.

Convertible Notes, mature June 20, 2020 (Summer 2017 Unit Offering)

We received a total of $604,000 of investments in our Summer 2017 Unit Offering and issued convertible promissory notes at $0.42 a share.

As of December 31, 2019, one note in the principal amount of $25,000 remained outstanding on this offering.

On June 20, 2020, we elected to convert $25,000 of the remaining outstanding principal on a convertible note issued as part of our Summer 2017 offering and issued 83,334 shares of our common stock.

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

Each Twelve-month OID Note was convertible by the investor at any time at $0.17 per share. The notes earned interest at a rate of five percent (5%) per annum, due at maturity. At the maturity of each note, the Company exercised its right to redeem the notes through the issuance of common stock at a conversion price equal to the lower of the “conversion price” (initially $0.17, as may be adjusted), and 70% of the lowest daily volume weighted average price of the Company’s common stock during the 25 trading days preceding the conversion date.

During 2020, $3,112,000 of the remaining outstanding principal of Twelve-Month OID Notes was converted, and we issued 30,208,453 shares of our common stock. Of that amount, 1,415,221 shares were issued as payment for interest due on the notes.

Convertible Note, matures April 20, 2021 (Spring 2018 Unit Offering)

In March 2018 we received one investment of $100,000 for a promissory note convertible at $0.30 per share. This investment was received from an entity owned/controlled by a member of our board of directors. In light of the decreasing price of our common stock, in September 2018, we issued a pricing supplement reducing the unit price to $0.25 per share, reducing the unit price of the prior investor to $0.25 per share. As of December 31, 2020 and 2019, $100,000 was outstanding. We intend to convert this note to equity at its April 20, 2021 maturity.

Convertible note, matures August 9, 2021

On August 9, 2019, we received $600,000 from one accredited investor and issued a promissory note in the principal amount of $600,000, maturing in two years, accruing interest at 15% to be paid in cash monthly, and which converts to common stock at the holder’s option at $0.30 per share. This investor also received a warrant to purchase 1,200,000 shares of our common stock at $0.30 per share, expiring five years from the grant date (see Note 6). Subsequent to December 31, 2020, we paid the outstanding principal of this note in full (see Note 14).

Convertible notes, mature August 12 and 16, 2021

On September 19, 2018, we received $400,000 and issued promissory notes originally due January 5, 2019 and incurring interest at an annual rate of 12% to two investors (Vernal Bay Investments, LLC (“Vernal”) and Chappy Bean, LLC (“Chappy Bean”)).

We and the noteholders agreed to extend the maturity dates of the notes multiple times in 2019. In August, 2019, we made a partial payment to one of the noteholders, and agreed to refinance the remaining $440,000 principal and interest through the issuance of amended and restated convertible promissory notes due in 12 months, which included a 25% original issue discount, and is convertible by the holders at $0.17 per share. The interest rate was reduced from 18% to 5% per annum. The terms of the investment are similar to that offered to the Twelve-month OID note investors (see section above titled “Convertible Twelve-month OID Notes”), and thus we issued warrants in conjunction with the amended and restated notes (see Note 6). Including the OID, the principal amount due on the notes is $550,000. The total of the fair value of the warrants and the fair value of the new notes and their beneficial conversion features exceeded the carrying value of the old notes by $422,000, resulting in a loss on debt extinguishment recorded on our statement of operations.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 10, 2020, we entered into an agreement to extend the maturity date of the Vernal note to August 12, 2021. As consideration for the extension of the maturity date, we agreed to lower the conversion price from $0.17 to $0.14, extend the expiration date from September 18, 2023 to September 18, 2025, of a warrant issued to Vernal to purchase 1,734,375 shares of common stock, and extend the expiration date from August 12, 2024 to August 12, 2025 of a warrant issued to Vernal to purchase 2,095,588 shares of common stock. The fair value of the reduced conversion price and extended warrant expirations dates resulted in a fair value totaling $228,000, recorded as a loss on extinguishment on our statement of operations. Vernal subsequently converted $119,000 of principal into 848,214 shares of common stock and $24,000 of accrued interest into 169,643 shares of common stock. The outstanding balance of this note as of December 31, 2020 was $356,000.

On August 10, 2020, we and Chappy Bean entered into an agreement in which we agreed to pay $25,000 in cash, and the holder agreed to extend the maturity date of the note to August 16, 2021. The outstanding balance of this note as of December 31, 2020 was $50,000.

SBA Program Loans

In April 2020, our subsidiaries ONM, BLEST and Clyra received $218,000, $96,000 and $43,000, respectively, received loans pursuant to the U.S. Small Business Administration Paycheck Protection Program. The loans mature in two years and incur interest at 1%. Management believes that it has fully complied with the terms of forgiveness as set forth by the Small Business Administration, and subsequent to December 31, 2020, filed forgiveness applications.

Our subsidiary ONM received an Economic Injury Disaster loan from the U.S. Small Business Administration of $150,000. The term of the loan is 30 years and has a 3.75% interest rate. Monthly payments of $800 begin July 2021.

Note 5. Share-Based Compensation

Restricted Stock Units

On May 28, 2019, our Compensation Committee, in conjunction with the approval of a new employment agreement for our Vice President of Operations and President of our subsidiary ONM, granted Joseph L. Provenzano a restricted stock unit of 500,000 shares of common stock, subject to the execution of a “lock-up agreement” whereby the shares remain unvested unless and until the earlier of (i) a sale of the Company, (ii) the successful commercialization of the Company’s products or technologies as demonstrated by its receipt of at least $3,000,000 in cash, or the recognition of $3,000,000 in revenue, over a 12-month period from the sale of products and/or the license of technology, and (iii) the Company’s breach of the employment agreement resulting in his termination.

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During the year ended December 31, 2020, we were unable to pay our officer salaries in full, as such, our officers agreed to convert $299,000 of accrued and unpaid salary into 2,017,928 shares of our common stock. The unpaid salary is converted on the last day of each quarter as follows: December 31, 2020, we issued 652,100 shares of our common stock at $0.12 per share; on September 30, 2020, we issued 349,670 shares of our common stock at $0.15; on June 30, 2020, we issued 367,403 shares of our common stock at $0.16; on March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share.

During the year ended December 31, 2019, we were unable to pay our officer salaries in full, as such, our officers agreed to convert $210,000 of accrued and unpaid salary into 1,080,951 shares of our common stock. The unpaid salary is converted on the last day of each quarter as follows: September 30, 2019, we issued 35,080 shares of our common stock at $0.31 per share; June 28, 2019, we issued 465,875 shares of our common stock at $0.23 per share; March 29, 2019, we issued 579,996 shares of our common stock at $0.16 per share.

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

Payment of Consultant Fees

During 2020, we were unable to pay our consultant fees in full, as such, agreed to convert $366,000 accrued and unpaid obligations into 2,440,803 shares of our common stock. The unpaid obligation is converted on the last day of each quarter as follows: December 31, 2020, we issued 373,438 shares of our common stock at $0.12 per share; September 30, 2020, we issued 270,000 shares of our common stock at $0.15 per share; June 30, 2020, we issued 1,406,630 shares of our common stock at $0.16 per share; March 31, 2020, we issued 390,735 shares of our common stock at $0.17 per share.

During 2019, we were unable to pay our consultant fees in full, as such, agreed to convert $500,000 of accrued and unpaid obligations into 2,237,539 shares of our common stock. The unpaid obligation is converted on the last day of each quarter as follows: December 31, 2019, we issued 528,001 shares of our common stock at $0.23 per share; September 30, 2019, we issued 594,118 shares of our common stock at $0.26 per share; June 30, 2019, we issued 515,809 shares of our common stock at an average of $0.21 per share; March 29, 2019, we issued 649,545 shares of our common stock at $0.17 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Interest

During 2020, pursuant to terms included in our debt agreements, we converted $184,000 accrued interest into 1,728,331 shares of our common stock as follows: September 30, 2020, we issued 1,412,052 shares of our common stock at $0.11 per share; June 30, 2020, we issued 297,001 shares of our common stock at $0.16 per share; March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share.

During 2019, pursuant to terms included in our debt agreements, we converted $200,000 accrued interest into 927,318 shares of our common stock as follows: December 31, 2019 we issued 292,380 shares of our common stock at $0.18 per share, we issued 395,944 shares of our common stock at $0.27 per share; during the three months ended June 30, 2019, we issued 87,478 shares of our common stock, at an average of $0.17 per share; during the three months ended March 31, 2019, we issued 139,362 shares of our common stock at an average of $0.18 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the years ended December 31, 2020 and 2019, we recorded an aggregate $1,821,000 and $1,552,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 8 for information on stock option expense for options issued by subsidiary Clyra Medical.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Activity for our stock options under the 2018 Plan during the year ended December 31, 2019, and the year ended December 31, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2018	1,318,517	$0.22	–	0.43	$0.30
Granted	7,895,839	$0.16	–	0.40	$0.25
Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Granted	11,197,687	$0.12	–	0.40	$0.15
Expired	(1,546,518)
Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Non-vested	(6,418,622)	$0.17	–	0.45	$0.19
Vested, December 31, 2020	12,446,903	$0.16	–	0.45	$0.18	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.12 at December 31, 2020.

The options granted under the 2018 Plan to purchase 11,197,687 shares during 2020 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 4,880,945 shares of our common stock at an exercise price of $0.14 per share to employees and consultants as a bonus during the COVID-19 pandemic. These options vest quarterly over one year and the fair value totaled $616,000; (ii) we issued options to purchase 517,500 shares of our common stock at an exercise price range of $0.14 – $0.21 per share to our CFO, with 492,500 shares having vested during 2020, and the remaining shares to vest 25,000 in January 31, 2021, the fair value of the options issued to our CFO totals $100,000; (iii) we issued options to purchase 1,746,434 shares of our common stock at an exercise price on the respective grant date of $0.17 ,$0.16, $0.15 and $0.12 per share to members of our board of directors for services performed, all options vested at issuance and the fair value of these options totaled $250,000; (iv) we issued options to purchase 2,019,556 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.17, $0.16, $0.15 and $0.12 per share; the fair value of employee retention plan options totaled $277,000 and vest quarterly over four years as long as they are retained as employees; (v) we issued options to purchase 531,298 shares of our common stock to consultants in lieu of cash for unpaid obligations totaling $74,000; and (vi) we issued options to purchase 1,501,954 shares of common stock at an exercise price ranging between $0.14 – $0.17 per share to employees to convert accrued and unpaid obligations and for previously issued options that expire. All of these options vested at issuance and the fair value totaled $198,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

See also Note 14, Subsequent Events.

Vice President of Operations Contract Extension

On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for Joseph L. Provenzano to continue his work as Vice President of Operations and President of our subsidiary ONM, and granted to Mr. Provenzano an incentive stock option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of our 2018 Plan. The exercise price and fair value of the option is equal to the closing price of our common stock on the May 28, 2019 grant date, at $0.17 per share. The option will vest annually in 200,000 increments over five years. The option may be exercised for up to ten years following the grant date. Notwithstanding the foregoing, any portion of the option which has not yet vested shall be immediately vested in the event of, and prior to, a change of control, as defined in Mr. Provenzano’s employment agreement.

Vice President of Sales

On May 28, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for our Vice President of Sales and issued him options to purchase an aggregate 1,200,000 shares of the Company’s common stock pursuant to the terms of our 2018 Plan. The exercise price of the first option to purchase 200,000 shares is equal to the closing price of our common stock on the May 28 grant date, at $0.17 per share. One-third of the option vests upon grant, the next third at the first anniversary of the grant, and the final third upon the second anniversary of the grant. The remaining options to purchase an aggregate 1,000,000 shares are unvested at grant date, and contingent upon certain performance metrics based on sales of our ONM subsidiary, none of which have been met. As such, no additional fair value was recorded and we are unable to estimate at this time if these metrics will be met. Upon execution of his employment agreement on July 5, 2019, an additional option to purchase 300,000 shares was granted, with an exercise price as of July 5 ($0.25), vesting 100,000 shares on the first, second and third anniversary of the agreement.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director of Business Development for ONM

On July 23, 2019, the Compensation Committee of the Board of Directors approved the terms of an employment agreement for ONM’s Director of Business Development, who also serves as BioLargo’s Director of Corporate Development, and issued him options to purchase an aggregate 1,000,000 shares of the Company’s common stock at $0.35 per share pursuant to the terms of our 2018 Plan. The first option allows the purchase of 400,000 shares and vests 100,000, 90 days after issuance, 100,000 shares on the first anniversary, and 200,000 shares on the second anniversary of the employment agreement. The remaining options to purchase an aggregate 600,000 shares are unvested at grant date, and contingent upon certain performance metrics based on sales of our ONM subsidiary, none of which have been met. As such, no additional fair value was recorded and we are unable to estimate at this time if these metrics will be met. This individual resigned in August, 2020, and unvested options ceased vesting after that date.

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

Activity for our stock options under the 2007 Plan for the years ended December 31, 2019 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2018	9,691,586	0.22	–	0.94	0.43
Expired	(922,135)	0.45	–	0.55	0.49
Balance, December 31, 2019	8,769,451	$0.22	–	0.94	$0.43
Expired	(3,080,088)	0.22	–	0.58	0.38
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.12 at December 31, 2020.

Non-Plan Options issued

During the year ended December 31, 2020, we issued options to purchase 1,145,476 shares of our common stock at exercise prices ranging between $0.12 – $0.21 per share to vendors for fees for services. The fair value of the options issued totaled $167,000 and is recorded in our selling, general and administrative expense.

During the year ended December 31, 2019, we issued options to purchase 1,226,586 shares of our common stock at exercise prices ranging between $0.16 – $0.32 per share to vendors for fees for services. The fair value of the options issued totaled $260,000 and is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity of our non-plan stock options issued for the years ended December 31, 2020 and 2019 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	19,319,496	0.23	–	1.00	0.43
Granted	1,226,586	0.16	–	0.32	0.21
Expired	(941,975)	0.45	–	0.55	0.52
Balance, December 31, 2019	19,604,107	$0.16	–	1.00	$0.43
Granted	1,145,476	0.12	–	0.21	0.15
Balance, December 31, 2020	20,749,583	$0.12	–	1.00	$0.41
Unvested	(2,369,708)		0.45		0.45
Vested and outstanding, December 31, 2020	18,379,875	$0.23	–	1.00	$0.41	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.12 at December 31, 2020.

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2018	26,872,430	$0.25	–	1.00	$0.43
Granted	24,490,687	0.25	–	0.48	0.29
Exercised	(7,544,456)		0.30		0.30
Expired	(587,500)		0.40		0.40
Balance, December 31, 2019	43,231,161	$0.25	–	1.00	$0.35
Granted	5,594,314	0.13	–	0.27	0.20
Expired	(15,844,486)	0.18	–	0.70	0.43
Balance, December 31, 2020	32,980,989	$0.13	–	1.00	$0.29	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.12 at December 31, 2020.

Warrants issued in 2020 Unit Offering

During the year ended December 31, 2020, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 2,318,194 shares of our common stock at prices from $0.18 - $0.22 per share, and five-year stock purchase warrants to purchase an aggregate 2,318,194 shares of our common stock at prices from $0.23 - $0.27 per share.

Warrants Issued to One-Year Noteholders

In conjunction with two investments of one-year convertible notes (see Note 4, “Convertible notes, mature August 12 and 16, 2021”) we issued warrants in July 2017 to purchase an aggregate 400,000 shares to two investors at an exercise price of $0.65 per share. Each of these warrants contained provisions that required a reduction to the exercise price and increase to the number of warrant shares in the event that we sold our common stock at a lower price than the exercise price (subject to some exceptions). During the year ended December 31, 2020, in conjunction with extensions of the maturity dates of these notes, we adjusted downward the warrant exercise price to $0.13, resulting in an increase of 957,926 warrants available for exercise. The increase in warrants resulted in a fair value totaling $117,000, recorded as a deemed dividend in our consolidated statement of stockholders’ equity.

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

Warrants issued as consent for variable rate debt waiver

On January 7 and January 31, 2019, Lincoln Park Capital Fund, LLC agreed to waive the provisions of the Purchase Agreement dated August 25, 2017, prohibiting variable rate transactions. As consideration for the waivers, we issued to Lincoln Park a warrant to purchase 300,000 shares of our common stock at $0.25 per share, expiring five years from the date of grant. The fair value of these warrants totaled $54,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense in 2019 over the term of the notes. (See Note 4.)

Warrants issued concurrently with the Nine-month OID notes

In conjunction with the issuance of nine-month OID notes, we issued each investor a warrant to purchase common stock for $0.25 per share, expiring 5 years from the date of issuance. During the three months ended March 31, 2019, we issued warrants to purchase 637,500 shares of our common stock to the three investors. The fair value of these warrants totaled $89,000 and was recorded as a discount on note payable on our consolidated balance sheet and will amortize to interest expense over the term of the notes. On June 7, 2019, we reduced the conversion prices of the notes from $0.25 to $0.17, and this resulted in an increase in the number of warrants purchasable by the investors by 300,000 to 937,500, which resulted our recording the fair value of $84,000, which is recorded as a deemed dividend.

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

	2020			2019
Risk free interest rate	0.10	–	0.23%	1.42	–	2.13%
Expected volatility	100	–	112%	101	–	110%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	2	–	5	1	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

As of December 31, 2020 (in thousands):

Category	BioLargo	ONM	BLEST	Water	Elim	Totals
Accounts payable	$125	$73	$56	$103	$(42)	$315
Accrued payroll	23	42	91	—	—	156
Accrued interest	42	—	—	—	—	42
Total						$513

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 (in thousands):

Category	BioLargo	ONM	BLEST	Water	Elim	Totals
Accounts payable	$102	$35	$46	$43	$(31)	$195
Accrued payroll	11	34	82	—	—	128
Accrued interest	71	—	—	—	—	71
Total						$394

See Note 10, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Provision for Income Taxes

Given our historical losses from operations, income taxes have been limited to the minimum franchise tax assessed by the State of California. Since 2016, we have not consolidated for tax purposes, our subsidiary, Cyyra Medical, as our ownership interest was less than 80%. Our subsidiary BLEST is a Tennessee limited liability company and as such, is not consolidated in our corporate tax return. As a pass-through entity, it does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable.

At December 31, 2020, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $104,000,000 and $47,000,000 respectively. Due to changes in our ownership through common stock issuances throughout the year, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Under the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2018, post‑2018 NOLs may be carried forward indefinitely, and pre‑2018 NOLs have a 20-year limitation on carryforwards; however, the NOLs are limited to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction) (Internal Revenue Code Sec. 172(a)). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely (Sec. 172(b)(1)(A), which applies to 2018 and later NOLs only). Nevertheless, for California purposes, the additional taxable income limitations on NOL carryforwards as well as the indefinite time to use the NOLs have not been adopted. Therefore, for California, NOLs expire after 20 years. As such, ours will begin to expire in for the tax period ending December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, under which federal NOLs could be carried back for five years against taxable income. Since BioLargo does not have any taxable income, this provision of the CARES Act will not affect any tax position. Realization of our deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

Note 9. In-process Research and Development

On September 26, 2018, BioLargo and Clyra Medical entered into a transaction (the “Scion Transaction”) whereby BioLargo would acquire, and then license back to Clyra, the intangible assets of Scion Solutions, LLC (“Scion”), and in particular its in-process research and development of the “SkinDisc,” a method for treating advanced hard-to-treat wounds including diabetic ulcers. In addition to a pending patent application, the assets included the technical know-how and data developed by the Scion team.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration provided to Scion is subject to an escrow agreement dated September 26, 2018 (“Escrow Agreement”) and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 owed by Clyra Medical to be paid through new capital investments and revenue, as detailed below. This consideration was initially held in escrow pending Clyra Medical raising $1 million “base capital” to fund its business operations.

On December 17, 2018, the parties entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1 million “base capital”; at that time, one-half of the shares of Clyra Medical common stock exchanged for the Scion assets were released to Scion. The remaining Clyra Medical common shares (a total of 15,500 shares) remained subject to the Escrow Agreement’s performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1 million in aggregate gross revenue; and (e) recognition by Clyra Medical of $2 million in gross revenue.

Immediately following Clyra Medical’s purchase of Scion’s intangible assets, Clyra Medical sold to BioLargo the assets, along with 12,755 Clyra Medical common shares. In exchange, BioLargo issued Clyra Medical 7,142,858 shares of BioLargo common stock. Concurrently, BioLargo licensed back to Clyra Medical the Scion assets. Scion may exchange its 10,000 Clyra Medical common shares for the 7,142,858 shares of BioLargo common stock issued to Clyra Medical, subject to the escrow and earn-out provisions described above. The fair value of the 7,142,858 BioLargo shares as of the date of December 31, 2019, was $1,893,000.

During the year ended December 31, 2020, Clyra’s gross revenue exceeded $200,000, and thus the first and second performance metrics in the Escrow Agreement were met. As a result, Scion vested 6,200 Clyra common shares, of which 2,200 are redeemable for 1,428,571 BioLargo shares. The fair value of the newly vested shares totals $257,000. On our balance sheet, the In-Process Research and Development asset, and Common Stock Held for Redemption liability, each increased by that amount as of December 31, 2020.

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2, above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 45% of its outstanding shares as of December 31, 2020.

Debt Obligations of Clyra Medical

Note Payable (Scion)

In conjunction with the Scion Transaction (see Note 9), Clyra issued a promissory note to Scion in the principal amount of $1,250,000 on September 26, 2018 (“Clyra-Scion Note”), accruing interest at an annual rate of 5%. Clyra is obligated to make principal and interest payments periodically, based on a percent (25%) of investment proceeds, and 5% of revenues. Payments are scheduled to be made annually beginning on June 26, 2021 and each June 26th thereafter until paid. At December 31, 2020 and 2019, the balance due on the Clyra Medical Note Payable totaled $1,007,000.

Line of Credit

On June 30, 2020, Clyra entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit to Clyra. Clyra received $260,000 in draws and made repayments totaling $36,000. As of December 31, 2020, the balance outstanding on this line of credit totals $224,000.

Clyra is required to use funds from the line of credit to produce inventory. Additional draws are conditional upon Clyra presenting invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 180 days, on a monthly basis, Clyra is required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $788,000 and is recorded as a non-current asset on our balance sheet.

Equity Transactions

As of December 31, 2020, Clyra had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	45%
Sanatio Capital	18,704	17%
Scion Solutions(1)	21,700	20%
Other	19,118	18%
Total	108,729

(1)	Does not include an additional 9,300 shares held in escrow subject to performance metrics.

Common Shares

During the year ended December 31, 2020, Clyra sold 2,742 shares of its common stock for $851,000 to private investors at $310 per Clyra share.

In June 2020, BioLargo increased its investment in Clyra by 23,004 shares. Of this amount, 22,513 shares were issued to BioLargo pursuant to an amendment to the BioLargo/Clyra license agreement whereby BioLargo has granted Clyra rights to commercialize its technology in certain medical fields. The amendment provided, among other things, for the payment of the “initial license fee” through the issuance of 22,513 shares of Clyra common stock. Additionally, BioLargo acquired 490 shares of Clyra common stock by making vendor payments on Clyra’s behalf in exchange for the equity, at a price of $310 per share.

During the year ended December 31, 2019, Clyra sold 2,680 shares of its common stock for $536,000 at $200 per Clyra share.

Series A Preferred shares

Sanatio Capital purchased Clyra Series A Preferred shares in 2015. Sanatio Capital is owned by Jack B. Strommen, who subsequently joined BioLargo’s board of directors. Clyra’s Preferred Shares accrue an annual dividend of 8% for a period of five years.

On December 31, 2019, Sanatio Capital agreed to convert the accrued dividend of $270,000, and its preferred shares, into 3,544 shares of Clyra common stock. The dividend is recorded on our December 31, 2019 statement of stockholders’ deficit.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

During 2019, Clyra began issuing options to its employees and consultants in lieu of compensation owed. As of December 31, 2019, the Company had issued options to purchase 7,624 shares of Clyra stock. During 2020, Clyra issued options to purchase 3,943 shares of its common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in 2020, totaled $853,000, which exceeded the amount of compensation owed, and the additional fair value totaling $214,000 was recorded as a loss on extinguishment of debt in our consolidated statement of operations. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Accounts Payable and Accrued Expenses

At December 31, 2020, Clyra had the following accounts payable and accrued expenses:

Category	Amount (in thousands)

Accounts payable	$402
Accrued payroll	32
Accrued interest	102
Total	$536

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. In November 2019, it determined that a portion of the performance metrics were met, and that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked. In January 2021, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half and one-quarter of the eligible profits interests would be vested (3.75% in the aggregate), and therefore one-half of the option interests (15%) would be vested (262,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2020.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental (formerly Odor-No-More, Inc.) (“ONM”) -- which sells odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee); and
4.	BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada).

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segment information for the years December 31, 2020 and 2019, is as follows (in thousands):

	2020	2019
Revenues
BioLargo corporate	$14	$—
ONM Environmental	1,568	1,459
Clyra Medical	240	—
BLEST	1,050	999
BioLargo Water	37	—
Intersegment revenue	(477)	(597)
Total	$2,432	$1,861

Operating loss
BioLargo corporate	$(3,947)	$(3,651)
ONM Environmental	(493)	(335)
Clyra Medical	(1,827)	(1,233)
BLEST	(619)	(749)
BioLargo Water	(697)	(728)
Total	$(7,583)	$(6,696)

Interest expense
BioLargo corporate	$(1,823)	$(3,944)
ONM Environmental	—	(2)
Clyra Medical	(100)	(50)
Total	$(1,923)	$(3,996)

Research and development
BioLargo corporate	$(754)	$(892)
BLEST	(351)	(354)
Clyra Medical	(164)	(219)
BioLargo Water	(505)	(610)
BioLargo corporate - intercompany	436	603
Total	$(1,338)	$(1,472)

As of December 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$603	$624	$1,125	$314	$105	$(42)	$2,729
Investment in South Korean joint venture	63	—	—	—	—	—	63
Intangible assets	2,150	—	—	—	—	—	2,150

As of December 31, 2019	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$1,050	$420	$3	$264	$50	$(59)	$1,728
Intangible assets	1,893	—	—	—	—	—	1,893

Note 13. Commitments and Contingencies

Provenzano Employment Agreement

On June 18, 2019, we and the head of our ONM subsidiary, Joseph L. Provenzano, entered into an employment agreement (the “Provenzano Employment Agreement”), replacing in its entirety the previous employment agreement with Mr. Provenzano dated January 1, 2008.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Provenzano Employment Agreement provides that Mr. Provenzano will serve as our Executive Vice President of Operations, as well as the President and Chief Executive Officer of our wholly owned subsidiary ONM. Mr. Provenzano’s base compensation will remain at his current rate of $170,000 annually. In addition to this base compensation, the agreement provides that he is eligible to participate in incentive plans, stock option plans, and similar arrangements as determined by the our Board of Directors, health insurance premium payments for himself and his immediate family, a car allowance covering the expenses of his personal commercial grade truck which the company uses in company operations on a continual basis, paid vacation of four weeks per year, and bonuses in such amount as the Compensation Committee may determine from time to time.

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

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the years ended December 31, 2020 and 2019, rental expense was $228,000 and $208,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility qualifies for the new treatment; it originated in August 2016, was originally scheduled to expire August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. During 2020, we exercised our option to extend the lease for four years. It is too early for management to determine if it will extend another four years, therefore the additional four-year extension is not included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one three-year extension to September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. No determination has been made whether to exercise the five-year renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, our weighted average remaining lease term is three years and the total remaining operating lease payments is $522,000. Our minimum lease payments over the next five years are as follows:

Years ending	BioLargo Corp / ONM	BLEST	Total
December 31, 2021	$111,000	$65,000	$176,000
December 31, 2022	115,000	43,000	158,000
December 31, 2023	118,000	--	118,000
December 31, 2024	70,000	--	70,000
December 31, 2025	--	--	--
Total minimum lease payments	$414,000	$108,000	$522,000

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares

From January 1, 2021, through March 24, 2021, we have sold 12,511,674 shares of common stock to Lincoln Park pursuant to our the 2020 LPC Purchase Agreement (see Note 3), and received $2,020,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-237651).

Satisfaction of Notes

On March 1, 2021, we paid in cash the outstanding principal of $600,000, and $7,371 in accrued interest, on the promissory note issued August 9, 2019, and scheduled to mature on August 9, 2021

On March 1, 2021, we paid in cash the outstanding principal of $50,000, and $1,455 in accrued interest, on the remaining amount due on a line of credit in which was due on demand at any time after September 1, 2019. There is no remaining balance on this line of credit, and we no longer have the ability to draw on the line of credit.

Amendment to Note payable matures on 60 day’s notice (or March 8, 2023)

On March 1, 2021, we and the holder of a $50,000 note payable modified the note to set a specific maturity date of March 1, 2023, and allow the investor to convert the note to our common stock at a price of $0.16 per share. In lieu of interest during the extended period of the note, we issued the investor a warrant to purchase 225,000 shares of our common stock at $0.16 per share for a period of five years.

Chief Financial Officer Contract Extension

On March 18, 2021, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of March 18, 2021 (the “Engagement Extension Agreement”) provides for an additional one-year term to expire January 31, 2022 (the “Extended Term”).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 15, 2021, and the remaining shares to vest 25,000 shares monthly beginning March 31, 2021, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.174 per share, the closing price of BioLargo’s common stock on the March 18, 2021 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

PPP loan forgiveness

We received a notice dated March 19, 2021, that the Small Business Administration had approved our application for forgiveness of Paycheck Protection Act loan to Clyra Medical in the amount of $43,000.