Form 10-Q
period 2021-03-31
BIOLARGO, INC.
filed 2021-05-17
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2021 was 243,391,521 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(in thousands, except for per share data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,341	$716
Accounts receivable, net of allowance	277	484
Inventories, net of allowance	242	277
Prepaid expenses and other current assets	62	28
Total current assets	1,922	1,505

Non-current assets
In-process research and development (Note 8)	2,150	2,150
Equipment, net of depreciation	63	60
Other non-current assets	35	35
Investment in South Korean joint venture	53	63
Right of use operating lease, net of amortization	326	341
Clyra Medical prepaid marketing (Note 9)	788	788
Total non-current assets	3,415	3,437
Total assets	$5,337	$4,942
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$414	$513
Debt obligations, net of discount and amortization (Note 4)	448	1,102
Deferred revenue	45	48
Customer deposits	80	—
Lease liability	114	114
Clyra Medical accounts payable and accrued expenses (See Note 9)	665	536
Clyra Medical debt obligations (See Note 9)	1,207	1,231
Total current liabilities	2,973	3,544
Long-term liabilities:
Debt obligations, net of discount and amortization (Note 4)	481	507
Lease liability	211	226
Common stock held for redemption (Note 9)	900	900
Total long-term liabilities	1,592	1,633
Total liabilities	4,565	5,177

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 239,963,788 and 225,885,682 Shares Issued, at March 31, 2021 and December 31, 2020	161	151
Additional paid-in capital	138,363	135,849
Accumulated other comprehensive loss	(103)	(101)
Accumulated deficit	(133,672)	(132,041)
Total BioLargo Inc. and subsidiaries stockholders’ equity (deficit)	4,749	3,858
Non-controlling interest (Notes 9 and 10)	(3,977)	(4,093)
Total stockholders’ equity (deficit)	772	(235)
Total liabilities and stockholders’ equity (deficit)	$5,337	$4,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2021	MARCH 31, 2020

Revenue
Product revenue	$444	$283
Service revenue	127	156
Total revenue	571	439

Cost of revenue
Cost of goods sold	(237)	(128)
Cost of service	(102)	(132)
Total cost of revenue	(339)	(260)
Gross profit	232	179

Operating expenses:
Selling, general and administrative expenses	1,763	1,546
Research and development	327	335
Total operating expenses	2,090	1,881

Operating loss	(1,858)	(1,702)

Other income (expense):
Grant income	30	57
PPP loan forgiveness	43	—
Interest expense	(93)	(757)
Loss on extinguishment of debt	—	(214)
Total other income (expense)	(20)	(914)

Net loss	(1,878)	(2,616)

Net loss attributable to noncontrolling interest	(247)	(342)
Net loss attributable to common shareholders	$(1,631)	$(2,274)

Net loss per share attributable to common stockholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:	233,733,015	168,873,233

Comprehensive loss attributable to common shareholders
Net loss	$(1,878)	$(2,616)
Foreign translation adjustment	(2)	—
Comprehensive loss	(1,880)	(2,616)

Comprehensive loss attributable to noncontrolling interest	(247)	(342)
Comprehensive loss attributable to shareholders	$(1,633)	$(2,274)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrants and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Noncontrolling interest allocation	—	—	(313)	—	—	313	—
Clyra Medical securities offering	—	—	—	—	—	50	50
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend for the change in accounting for derivative liability	—	—	100	(100)	—	—	—
Clyra Medical securities offering	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except for per share data)

(unaudited)

	MARCH 31, 2021	MARCH 31, 2020
Cash flows from operating activities
Net loss	$(1,878)	$(2,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	585	526
Common stock issued in lieu of salary to officers and fees for services from vendors	111	178
Common stock issued for interest	—	4
Interest expense related to amortization of the discount on convertible notes payable and line of credit	46	668
PPP loan forgiveness	(43)	—
Loss on extinguishment of debt	—	214
Loss on investment in South Korean joint venture	10	—
Bad debt expense	1	—
Depreciation expense	7	16
Changes in assets and liabilities:
Accounts receivable	206	96
Inventories	36	(17)
Deferred revenue	(4)	(26)
Accounts payable and accrued expenses	(98)	158
Clyra Medical accounts payable and accrued expenses	130	52
Prepaid expenses and other current assets	(34)	(5)
Customer deposits	80	(1)
Net cash used in operating activities	(845)	(753)
Cash flows from investing activities
Investment in South Korean joint venture	—	(100)
Purchase and sale of equipment	(10)	16
Net cash used in investing activities	(10)	(84)
Cash flows from financing activities
Proceeds from sales of common stock	2,106	901
Proceeds from the sale of stock in Clyra Medical	50	25
Payment of debt obligations	(650)	—
Payment of Clyra Medical debt obligations	(24)	—
Net cash provided by financing activities	1,482	926
Net effect of foreign currency translation	(2)	—
Net change in cash	625	89
Cash at beginning of year	716	655
Cash at end of period	$1,341	$744
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$26	$25
Income taxes	$—	$2
Non-cash investing and financing activities
Common stock issued for convertible debt	$—	$434
Fair value of warrants issued with convertible notes	$35	$—
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Conversion of notes payable to common stock	$—	$434
Deemed dividend	$—	$100
Allocation of noncontrolling interest	$313	$448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Organization

Description of Business

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air and a cleaner earth. The company also owns a minority interest in a medical products subsidiary that has licensed BioLargo’s technologies.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2021, we had a net loss of $1,878,000, used $845,000 cash in operations, and at March 31, 2021, we had a working capital deficit of $1,051,000, and current assets of $1,922,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt, such as through our purchase agreement with Lincoln Park Capital. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the three months ended March 31, 2021, we generated revenues of $571,000 through our operational subsidiaries. (See Note 11.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or for our corporate operations or other business segments. Thus, we continued to sell securities to raise cash (see Note 3), and received additional grant aid through our Canadian subsidiary.

As of March 31, 2021, our cash and cash equivalents totaled $1,341,000, and our total liabilities included $406,000 in current debt that is convertible at the option of the debtholders , $100,000 of debt that we converted to equity at the April 2021 maturity date (see Note 13), $50,000 of debt that is due March 2023, $200,000 due on a line of credit by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2021, and $1,007,000 owed by Clyra related to a 2018 acquisition with a maturity date that automatically extends each June (see Note 9, “Note Payable (Scion)”). We have $314,000 of loans issued as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program. We have applied for forgiveness of the entire balance owed on these loans and are awaiting decisions. We have a $150,000 loan accruing interest at 3.75% annually from the SBA’s Economic Injury Disaster Loan program that is payable over 30 years beginning August 2021.

During the three months ended March 31, 2021, we received $2,001,000 in proceeds from stock sales to Lincoln Park and $105,000 from stock sales from our 2020 Unit Offering (see Note 3), and made cash payments to retire debt obligations totaling $674,000 (see Note 4 and Note 9 (“Line of Credit”)). We have two promissory notes due in August, 2021, (see Note 4, “Notes payable, mature August 12 and 16, 2021”), each of which may be converted by the holder into equity at a fixed price of $0.14 per share. If the holders do not voluntarily convert the notes to equity, we intend to pay the notes with cash, although there is no guarantee that we will be able to do so. The cash we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share. If we are unable to make daily sales, it is not likely we will be able to sell enough shares to Lincoln Park to pay the debt due in August, 2021. In such event, we intend to negotiate for a delay in repayment with the holders of the notes.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash compensation, and we anticipate that we will continue to be able to do so in the future. In the three months ended March 31, 2021, our CEO and CSO accepted stock in lieu of $31,000 in unpaid salary. Our CFO has also agreed to receive warrants in lieu of cash, (see note xx) as compensation for his services. Each has indicated a willingness to do so in the future.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc., organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 94% of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017 (see Note 10). We also own 45% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 9).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

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

All intercompany accounts and transactions have been eliminated in the financial statement presentation.

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

As of March 31, 2021 and December 31, 2020, our cash balances were made up of the following (in thousands):

	March 31, 2021	December 31, 2020
BioLargo, Inc. and subsidiaries	$1,304	$637
Clyra Medical Technologies, Inc.	37	79
Total	$1,341	$716

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, was $13,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2021 and 2020, we had the following customers that accounted for more than 10% of consolidated revenues, as follows:

	March 31, 2021	March 31, 2020
Customer A	39%	<10%
Customer B	16%	11%
Customer C	13%	<10%
Customer D	12%	14%
Customer E	<10%	10%

We had three customers that each accounted for more than 10% of consolidated accounts receivable at March 31, 2021, and two customers at December 31, 2020, as follows:

	March 31, 2021	December 31, 2020
Customer D	29%	<10%
Customer E	13%	<10%
Customer F	12%	<10%
Customer G	<10%	32%
Customer H	<10%	10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of March 31, 2021, and December 31, 2020, was $3,000. Inventories consisted of (in thousands):

	March 31, 2021	December 31, 2020
Raw material	$91	$111
Finished goods	151	166
Total	$242	$277

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the three months ended March 31, 2021, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $10,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2021 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development (see Note 8).

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2021 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

(UNAUDITED)

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2021 and 2020:

	2021				2020
	Non Plan	2018 Plan			Non Plan	2018 Plan
Risk free interest rate	1.73%	0.93	–	1.73%	0.88%	0.88	–	1.90%
Expected volatility	124%			124%	131%	131	-	133%
Expected dividend yield	—		—		—		—
Forfeiture rate	—		—		—		—
Life in years	10		10		10		10

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-Cash Transactions

We have established a policy relative to the methodology to determine the value assigned to each intangible we acquire, and/or services or products received for non-cash consideration of our common stock. The value is based on the market price of our common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered, or product is received.

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

Clyra also has certain distribution agreements that call for consigned inventory. Although the product is shipped to a third party, it is not revenue until that consigned inventory is sold to end user customer.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2021, and December 31, 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of March 31, 2021 and December 31, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

We adopted ASU 2016-12 using the effective date option. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.  As of March 31, 2021, the right of use assets on our balance sheet related to our operating leases totals $326,000.

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

In January 2020, the FASB issued Accounting Standards Update No 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”. This Update relates to the Company’s equity method of accounting and the potential interactions between the measurement alternative in Topic 321 and the equity method of accounting in Topic 323 and that diverse views have emerged about the application of the measurement alternative and the equity method of accounting since the adoption of Update 2016-01.  The measurement alternative is the ability to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any. Paragraph 321-10-35-2, as amended, states that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it should measure the equity security at fair value as of the date that the observable transaction occurred (hereinafter referred to as the measurement alternative). The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. Management adopted the updates, and after evaluation, did not make any modifications to the financial statements.

Note 3. Sale of Stock for Cash

Lincoln Park Financing

On March 30, 2020, we entered into a stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us at our request up to an aggregate of $10,250,000 of our common stock (subject to certain limitations) from time to time over a period of three years. The agreement allows us, at our sole discretion, to direct Lincoln Park to purchase shares of our common stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior 12 business days. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the agreement. This agreement replaced the August 2017 agreement with Lincoln Park. Concurrently with the Purchase Agreement, we entered into a Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-1 with the SEC on April 10, 2020. This registration statement was declared effective on April 21, 2020, and as of April 29, 2020, we commenced regular purchases under the agreement. The Purchase Agreement replaced a similar agreement with Lincoln Park dated August 2017.

During the three months ended March 31, 2021 and 2020, we sold 12,455,619 and 3,198,358 shares to Lincoln Park, and received $2,001,000 and $545,000 in gross and net proceeds. Subsequent to March 31, 2021, we continue to draw on the Purchase Agreement for working capital from time to time (see Note 13).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2020 Unit Offering

During the three months ended March 31, 2021, pursuant to an offering commenced in May 2020, we sold 875,000 shares of our common stock and received $105,000 in gross and net proceeds from three accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2021, and December 31, 2020 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 9, “Debt Obligations of Clyra Medical”).

	March 31, 2021 (Unaudited)	December 31, 2020

Current portion of debt:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$—	$50
Line of credit, matures on 30-day demand	—	50
Total notes payable and line of credit	$—	$100

Convertible notes payable:
Convertible note payable, matures April 20, 2021(1)	100	100
Convertible note payable, matures August 9, 2021	—	600
Convertible notes, mature August 12 and 16, 2021	406	406
Total convertible notes payable	506	1,106
Debt discount, net of amortization	(58)	(104)
Total current liabilities	$448	$1,102

Long-term debt:
Convertible note payable, matures March 1, 2023	$50	$—
SBA Paycheck Protection Program loans, mature April 2022	314	357
SBA EIDL Loan, matures July 2050	150	150
Debt discount, net of amortization	(33)	—
Total long-term liabilities	$481	$507

Total	$929	$1,609

(1) This note was converted at maturity (see Note 13).

For the three months ended March 31, 2021 and 2020, we recorded $93,000 and $757,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable, coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 30, 2021.

Cash payment of debt obligations

On March 1, 2021, we paid in cash the outstanding principal of $600,000, and $7,000 in accrued interest, on the promissory note issued August 9, 2019, and scheduled to mature on August 9, 2021.

On March 1, 2021, we paid in cash the outstanding principal of $50,000, and $1,000 in accrued interest, on the remaining amount due on a line of credit in which was due on demand at any time after September 1, 2019. There is no remaining balance on this line of credit, and we no longer have the ability to draw on the line of credit.

Amendment to Note payable matures on 60 days’ notice (or March 8, 2023)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

On March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share in lieu of $110,000 of accrued and unpaid salary to our officers.

Payment of Consultant Fees

On March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share in lieu of $81,000 of accrued and unpaid obligations to consultants.

On March 31, 2020, we issued 390,735 shares of our common stock at a range of $0.17 per share in lieu of $67,000 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

Stock Option Expense

During the three months ended March 31, 2021 and 2020, we recorded an aggregate $424,000 and $320,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 9 for information on stock option expense for options issued by subsidiary Clyra Medical.

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

Activity for our stock options under the 2018 Plan for the three months ended March 31, 2021 and March 31, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	1,217,670	0.12	–	0.23	0.21
Expired	—		—		—
Balance, March 31, 2021	20,083,195	$0.12	–	0.43	$0.19
Non-vested	(5,656,509)	0.17	–	0.23	0.20
Vested, March 31, 2021	14,426,686	$0.16	–	0.45	$0.18	$763,000
Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Granted	1,343,344	0.17	–	0.22	0.18
Expired	—		—		—
Balance, March 31, 2020	10,557,700	$0.16	–	0.43	$0.25

(1) Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2021.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options granted to purchase 1,217,670 shares during the three months ended March 31, 2021 were issued to an officer, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our CFO as described below; (ii) we issued options to purchase 296,704 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $65,000 and is recorded as selling, general and administrative expenses; (iii) we issued options to purchase 407,713 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.23 per share; the fair value of employee retention plan options totaled $89,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 213,253 shares of our common stock to consultants and employees in lieu of cash for unpaid obligations totaling $37,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

Chief Financial Officer Contract Extension

On March 17, 2021, we and our Chief Financial Officer Charles K. Dargan, II, formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of February 25, 2020 (the “Engagement Extension Agreement”) provides for an additional term to begin retroactively on October 1, 2019, and to expire January 31, 2021 (the “Extended Term”).

As compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of our common stock. The Option vests over the period of the Extended Term, with 50,000 shares having vested as of March 31, 2021, and the remaining 250,000 shares to vest monthly through January 31, 2022, so long as the agreement is in full force and effect. The Option is exercisable at $0.23 per share, the closing price of our common stock on March 17, 2021, expires ten years from the grant date, and was issued pursuant to the 2018 Equity Incentive Plan. The fair value of these options totaled $49,000, which expense is recorded ratably over the twelve-month agreement term.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2021 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(920,000)	0.45	-	0.50	0.49
Balance, March 31, 2021	4,769,363	$0.23	–	1.65	$0.43
Balance, December 31, 2019	8,769,451	$0.23	–	0.94	$0.42
Expired	(870,000)	0.39	–	0.57	0.57
Balance, March 31, 2020	7,899,451	$0.23	–	1.65	$0.41	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2021.

Non-Plan Options issued

During the three months ended March 31, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

During the three months ended March 31, 2020, we issued options to purchase 292,437 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $50,000, is recorded in our selling, general and administrative expense.

Activity of our non-plan stock options issued for the three months ended March 31, 2021 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956		0.23		0.23
Balance, March 31, 2021	20,793,539	$0.17	–	1.00	$0.41
Non-vested	(870,642)	0.17	–	0.45	0.45
Vested, March 31, 2021	19,922,897	$0.17	–	1.00	$0.40	$125,000

Balance, December 31, 2019	19,604,107	$0.23	–	1.00	$0.41
Granted	292,437	0.17	–	0.21	0.18
Balance, March 31, 2020	19,896,544	$0.17	–	1.00	$0.41

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2021.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Warrants

We issued warrants to purchase our common stock, at various prices for the three months ended March 31, 2021 and 2020, is as follows:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	1,975,000	0.14	–	0.18	0.16
Expired	(746,528)	0.19	–	0.22	0.20
Balance, March 31, 2021	34,209,461	$0.14	–	1.00	$0.29	$609,000

Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.42
Issued	791,260		0.13		0.13
Expired	(266,000)		0.30		0.30
Balance, March 31, 2020	43,756,421	$0.16	–	1.00	$0.35

(1)	– Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2021.

Warrants issued in 2020 Unit Offering

During the three months ended March 31, 2021, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 875,000 shares of our common stock at $0.14 per share, and five-year stock purchase warrants to purchase an aggregate 875,000 shares of our common stock at $0.18 per share.

Amendment to Note payable matures on 60 days’ notice (or March 8, 2023)

On March 1, 2021, we and the holder of a $50,000 note payable modified the note to set a specific maturity date of March 1, 2023, and allow the investor to convert the note to our common stock at a price of $0.16 per share. In lieu of interest during the extended period of the note, we issued the investor a warrant to purchase 225,000 shares of our common stock at $0.16 per share for a period of five years.  The fair value of these warrants totaled $35,000 and is recorded as a debt discount on our consolidated balance sheets, of which amount will be amortized to interest expense over the two-year term of the debt.

Fair Value – Interest Expense

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option pricing model and the relative fair values are amortized over the life of the warrant. For the determination of expense of warrants issued for services, extinguishment of debt and settlement, management also uses the option-pricing model. The principal assumptions we used in applying this model were as follows:

	March 31, 2021			March 31, 2020
Risk free interest rate		0.71%		0.23%
Expected volatility		100%		112%
Expected dividend yield		—		—
Forfeiture rate		—		—
Expected life in years	.5	-	5	2

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued expense	$187	$315
Accrued interest	49	42
Accrued payroll	178	156
Total accounts payable and accrued expenses	$414	$513

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries. See Note 9, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

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

Note 9. Noncontrolling Interest – Clyra Medical

As discussed in Note 2, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 45% of its outstanding shares as of March 31, 2021.

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

Debt Obligations of Clyra Medical

Note Payable (Scion)

In conjunction with the transaction in which certain intellectual property was purchased from Scion, Clyra issued a promissory note to Scion in the principal amount of $1,250,000 on September 26, 2018 (“Clyra-Scion Note”), accruing interest at an annual rate of 5%. Clyra is obligated to make principal and interest payments periodically, based on a percent (25%) of investment proceeds, and 5% of revenues. Payments are due annually each June 26th until paid. At March 31, 2021 and December 31, 2020, the balance due on the Clyra Medical Note Payable totaled $1,007,000.

Inventory Line of Credit

On June 30, 2020, Clyra entered into a one-year Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit to Clyra.  Clyra has received $260,000 in draws since the inception of the line of credit.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2021, we made payments on the line of credit totaling $24,000. As of March 31, 2021, the balance outstanding on this line of credit totals $200,000. (See Note 13.)

Clyra Medical Equity transactions

As of March 31, 2021, Clyra Medical had the following common and preferred shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	45%
Sanatio Capital	18,704	17%
Scion Solutions(1)	21,700	20%
Other	19,280	18%
Total	108,891

Notes:

(1)	Does not include an additional 9,300 shares held in escrow subject to performance metrics that have not been met.

Sales of Common Shares

During the three months ended March 31, 2021, Clyra raised $50,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of December 31, 2020, the Company had issued options to purchase 11,411 shares of Clyra stock. During the three months ended March 31, 2021 and 2020, Clyra issued options to purchase 777 and 1,945 shares of its common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the three months ended March 31, 2021 and 2020 totaled $161,000 and $420,000. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	March 31, 2021	December 31, 2020
Accounts payable and accrued expense	$498	$402
Accrued interest	115	32
Accrued payroll	52	102
Total Clyra Medical accounts payable and accrued expenses	$665	$536

Note 10. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. (See Note 11, “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity, which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental, Inc. (“ONM”) -- which sells odor and volatile organic control products and services(located in Westminster, California);
2.	Clyra Medical Technologies (“Clyra”) -- which develops and sells medical products based on our technologies;
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

The segment information for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

March 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$7	$320	$115	$388	$8	$(267)	$571
Intersegment revenue	(7)	—	—	(260)	—	267	—
Research and development	(336)	—	(27)	(105)	(119)	260	(327)
Operating loss	(923)	(176)	(439)	(183)	(137)	—	(1,858)
Grant income	—	—	—	—	30	—	30
Interest expense	(55)	—	(38)	—	—	—	(93)
Net loss	(978)	(176)	(434)	(183)	(107)	—	(1,878)

March 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$—	$298	$—	$284	$—	$(143)	$439
Intersegment revenue	—	—	—	(143)	—	143	—
Research and development	(202)	—	(14)	(82)	(180)	143	(335)
Operating loss	(972)	(153)	(306)	(43)	(228)	—	(1,702)
Grant income	—	—	—	—	57	—	57
Interest expense	(744)	—	(13)	—	—	—	(757)
Net loss	(1,716)	(153)	(533)	(43)	(171)	—	(2,616)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$849	$542	$1,024	$267	$173	$(47)	$2,808
Right of use	200	—	—	126	—	—	326
Investment in South Korean joint venture	53	—	—	—	—	—	53
Intangible assets	2,150	—	—	—	—	—	2,150

As of December 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$603	$624	$1,125	$314	$105	$(42)	$2,388
Right of Use	215	—	—	126	—	—	341
Investment in South Korean joint venture	63	—	—	—	—	—	63
Intangible assets	2,150	—	—	—	—	—	2,150

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the three months ended March 31, 2021 and 2020, rental expense was $56,000 and $55,000, respectively.  As of March 31, 2021, our weighted average remaining lease term is three years and the total remaining operating lease payments is $479,000.

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

Unit Offering Investment

From April 1, 2021, through May 12, 2021, we received one investment in our 2020 Unit Offering (see Note 3) of $50,000 and issued 285,714 shares of common stock, a six-month warrant to purchase 285,714 shares of common stock, and a five-year warrant to purchase 285,714 shares of common stock.

Sales to Lincoln Park

From April 1, 2021, through May 12, 2021, we sold 2,658,955 shares of our common stock to Lincoln Park and received $454,000 in gross proceeds. (See Note 3.)

Conversion of Debt due April 2021

On its maturity date of April 20, 2021, we converted to equity a promissory note in the principal balance of $100,000, plus $9,995 of accrued interest, into 448,706 shares of our common stock.

Extension of Clyra Line of Credit

Subsequent to March 31, 2021, Clyra and the holder of its inventory line of credit (See Note 9) extended the maturity date to June 30, 2022.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2021, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation, BioLargo Development Corp., a California corporation, (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

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

PFAS water contamination is a significant problem worldwide. In the United States, PFAS chemicals have been estimated to be present in the blood of 98% of the population and have been linked to a plethora of health problems including high cholesterol, liver dysfunction, immune disorders and various cancers. Over 1,400 communities so far in the U.S. have been proven to be affected by PFAS water contamination. In Orange County, California, where our corporate offices are located, more than 40 drinking water wells have been taken out of service due to PFAS contamination, and county officials estimate that treating the wells using existing technologies will cost more than $200 million in capital costs and more than $400 million in maintenance and operating costs, with a total cost over 30 years of nearly $1 billion. When PFAS-laden carbon is incinerated, not only does it produce vast volumes of greenhouse gases such as carbon dioxide, but new evidence suggests volatile fluorochemicals like carbon tetrafluoride, hexafluoroethane, and hydrogen fluoride are released into the air which may have serious human health impacts on adjacent communities. Our technology does not require incineration.

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

In the first quarter of 2021, BioLargo Engineering achieved a critical technical milestone in the development and refinement of the AEC that may have far-reaching effects on the technology’s commercial rollout and long-term profitability as cornerstone technology for BioLargo. The development involved modifying the electrical configuration of the AEC to extend the useful lifespan of its specialized membranes, which are a crucial component of the technology. This advancement has improved the operating and maintenance metrics for the technology, potentially reducing the frequency of membrane replacement by a factor of six. The company has filed at least one patent application to expand the existing intellectual property coverage for the AEC with the new modification.

We are in the final stages of refining the AEC technology prior to commercial sales. We have received interest in the system from multiple municipal water agencies, the federal government, multiple service providers that want to partner to serve airports and military bases, and large engineering firms that want to discuss potential business alliances. We have completed third-party testing to validate the efficacy of the system. We have designed a modular system that can theoretically handle large projects. We are constructing a pilot unit for testing at an ongoing project at a municipal water treatment plant in Canada (see Wastewater Treatment Pilot – Montreal, below). We are hopeful to start multiple pre-commercial trials in the U.S. by the end of summer.  We have also initiated discussions with potential partners to explore business alliances to serve the European markets.

There are three main markets for PFAS water treatment in the U.S., each of which we intend to address in the coming years. The first is municipal water treatment – that is water which needs treatment for PFAS before it can be distributed to the public or water that must be treated from a wastewater treatment plant. Southern California, Michigan and Wisconsin may be hotbeds for this market, as the states have adopted stringent regulations on PFAS limits in drinking water and wastewater, and significant initiatives have begun to implement systems to address the problem. The second market is military bases, where the use of PFAS-containing fire-fighting foam has contaminated the soil and groundwater. These sites are numerous and have significant groundwater and soil contamination problems which regulators are likely to require remediation for in the coming years. The third market is treatment for water intake or outfalls of industrial facilities that use PFAS compounds in manufacturing and other industrial processes. Our first pilot projects are in municipal water treatment. As our engineers are already providing environmental engineering services on U.S. Air Force bases, we believe that work may lead to sales in that arena. While the AEC is designed to efficiently remove and collect PFAS to allow for efficient disposal, our engineers have also conceived of a number of techniques to provide efficient destruction of concentrated PFAS and the membrane collection systems involved in the AEC system.

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

Last year, ONM Environmental acquired a deodorizing and sanitizing technology, called EcoMist®, that helps raise the customer care bar for solid waste collectors to treat all types of waste receptacles in real time during pick up. EcoMist® is a device installed directly onto any waste collection vehicle that automatically sprays odor control products and/or sanitizer into refuse bins or dumpsters during the waste collection process. ONM plans to test market the product directly with its major solid waste handling customers by packaging it with CupriDyne Clean. A video showing EcoMist® in operation can be viewed here: https://www.biolargo.com/ecomist-video. EcoMist® is easy to install and use – it works “out-of-the-box”, allowing customers to install the system themselves, and will thus not require a significant investment in logistics and servicing to support sales. ONM’s acquisition of EcoMist® is part of its strategy to grow revenues of its air quality control division through chemistry deployment systems that lead to more scalable sales of CupriDyne Clean. It also helps ensure ONM can provide the largest waste handling companies in the country with a broad range of tools to solve their odor and VOC control challenges in all facets of their business. ONM’s only obligation under the acquisition agreement is a 10% royalty on EcoMist® system sales.

Cannabis Industry

Our CupriDyne Clean product is sold to the Cannabis industry under a private-label brand through a third party, Mabre Systems. Testing shows that CupriDyne Clean eliminates the odors emitted by Cannabis grow and production facilities. Sales to the industry we severely impacted by the pandemic, and we expect and hope that sales will increase this fiscal year.

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the pandemic significantly impacted the expected growth of the company. In late 2020, the joint venture (under the name Odin) established corporate offices at the Korea Water Cluster, which is a new world-renowned water innovation campus located in Daegu, South Korea, a center for industrial innovation in Asia. The move positions Odin well to interface with other innovators in the water treatment sector as well as with industry leaders who may need Odin’s products for air quality control.

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

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs seven scientists and engineers who collectively worked together for almost 30 years and experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The engineering team also has developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed, from time to time.

BLEST established a partnership with Garratt-Callahan, a national industrial water treatment company, to develop and then sell custom wastewater treatment equipment to recycle water from commercial facilities. They plan to launch the commercial sales of the new systems in late 2021 or early 2022. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BLEST is also working with Garratt Callahan to expand sales of other BioLargo products. While early, the parties are working closely together and have successfully sold other BioLargo products to customers within the Garratt Callahan network of customers.

BLEST has recently hired a regional vice president to lead and open an office for BLEST at our corporate offices in Westminster, California.

New Technology – Mineral Extraction

At the request of a client, BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. As a result of this invention, the client is planning a substantial long-term project expected to generate over $1B in revenues, while avoiding expensive soil remediation costs. We are in negotiations to take the lead as project owner/operator. We believe there are multiple similarly situated industrial waste sites across the country and around the world that would benefit from our newly developed process, and, as resources permit, we intend to explore these opportunities.

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

BioLargo’s AOS water treatment technology has completed several pre-commercial demonstration pilots, including one at a poultry farm in Alberta, one at a microbrewery in Southern California, and another in Southern California where stormwater was treated by the AOS. It has an ongoing pilot near Montreal to treat municipal wastewater. Presently, we are working to plan the first commercial trials for the AOS technology, starting with Sunworks Farm (read more below). The company plans to secure additional agreements for commercial trials with suitable early-adopter industrial and agricultural wastewater treatment customers in 2021 as part of its plan to directly market the technology for its first revenue-generating projects. To help achieve this goal, in the last quarter BioLargo participated in an invite-only Isle Utilities Industrial Technology Approval Group (iTAG) event to develop leads among potential multinational wastewater treatment customers. At Isle Utilities’ iTAG (Industrial Technology Approval Group) events, which are held three times per year, water specialists, sustainability/innovation managers and other experts from global industries vote on promising water technologies they would like to learn about. Some iTAG member companies include Coca-Cola, Shell, and Proctor & Gamble.

Sunworks Farm Pilot

Our efforts to establish our first commercial pilot for the AOS system, at a poultry and livestock farm in Alberta, Canada, is progressing. We plan to have installed a fully functional treatment train featuring our AOS water system at the client’s farm in the third quarter of 2021, although ongoing Canadian pandemic lockdowns may delay the project. When complete, the system will be the first of its kind to allow for the complete reuse of this industrial wastewater, allowing the client to significantly save on water costs and expand production. The project budget of approximately $600,000 will be funded in part by government grants and in part by the client. We expect the project to be successful, and to set a precedent for the AOS and BioLargo’s total water treatment solutions for future customers seeking water reuse, or even “zero liquid discharge” systems, and we believe will lead to follow-up projects with customers who follow Sunworks’ example.

Municipal Wastewater Treatment Pilot - Montreal

BioLargo Water has commenced a second commercial-scale AOS demonstration pilot, which was installed at a municipal wastewater treatment facility near Montreal, Quebec, to be run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau (CTE). The purpose of the project is to assess the AOS (and eventually, an AEC unit to be added on to the treatment train) as effective, cost-efficient, and complementary solutions for disinfecting and eliminating a broad range of recalcitrant contaminants from municipal wastewater in an operating wastewater treatment plant. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology.

When the COVID-19 crisis began, we immediately responded by supporting the team at Clyra Medical to develop a product that could help frontline workers battle the pandemic. In response, they developed Clyraguard Personal Protection Spray. Testing and peer-reviewed published data confirmed that Clyraguard inactivates the SARS CoV-2 coronavirus. The product was registered with the FDA as a Class I general purpose disinfectant, and initially sales were brisk. After consultation with legal and regulatory advisors, we decided that the product’s claims required an EPA registration, and sales were stopped. We are actively working on this now (see CupriDyne Plus, below).

Clyra is preparing to launch a prescription-only product to be used by orthopedic surgeons to reduce infections in knee and hip replacement surgeries.  Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products.

CupriDyne Plus

At the outset of the Covid-19 pandemic, we set out to revisit and modify the CupriDyne technology with the goal of creating a powerful yet comparatively safer, non-toxic, and environmentally friendly disinfectant and/or surface sanitizer. The result of this redevelopment process, which involved over 500 hours by our engineers and scientists, was “CupriDyne Plus”, a product that delivers a potent concentration of the active ingredient iodine (I2) as compared to traditional CupriDyne based formulations, meaning it can achieve much faster and more complete results. We were successful in achieving these technical objectives.

EPA Registration of CupriDyne Plus

We are actively working to obtain an EPA registration for CupriDyne Plus for a number of different applications. CupriDyne Plus has the potential to offer a safer, more environmentally friendly alternative to bleach and other common antimicrobials for applications like hard surface disinfection, sanitization of non-porous non-food contact surfaces, disinfection of air, textiles, and more. Our scientists have conducted many of the tests required for EPA registration. Based on our extensive work, we are confident it meets the minimum performance requirements required for EPA registration as a disinfectant and/or surface sanitizer. We have met with and presented data to officials at the EPA for the purpose of refining our product and determining additional data requirements, and have retained a firm specializing in EPA registration work to help us through the process. While we are not able to predict the results of any EPA application we submit, or the time it will take to complete the process, we believe the market opportunities are large, with the U.S. market for surface disinfectants at more than $1 billion annually.

Conclusion

BioLargo has advanced its technologies and infrastructure to achieve a critical mass to capitalize on its commercial efforts and have a positive impact around the world with clean water, clean air, and infection control solutions. The company presents a scalable business model that targets high impact cleantech market opportunities. We leverage our considerable scientific, engineering, and entrepreneurial talent to monetize our technologies and ensure high-quality customer service and increased revenue potential. We seek to unlock the value of our portfolio of disruptive technologies to advance our mission to “make life better” and continue creating shareholder value.

As we plan to retire our last convertible debt this coming summer and continue to achieve new technical and business accomplishments, we are experiencing a swell in customer awareness and market acceptance of our special skills to serve customers.

Our revenue and commercial opportunities are extensive, important and expanding. We offer services through our team of highly qualified specialists in engineering, science and general contractor and construction and maintenance teams.  We leverage those efforts with top performing products like our CupriDyne based products, the AOS, the AEC and more.  We continue to expand our distribution and sales tools through partnerships like BKT/Odin and Garratt-Callahan. We leverage the combination of talent and products through engagement by and through our professional engineering services company to bid and win projects.  We are expanding our technology portfolio through organic innovation, collaborations and through acquisition.

Results of Operations

We operate our business in distinct business segments:

●	ONM Environmental, which manufactures and sells our odor and VOC control products and services, including our flagship product, CupriDyne Clean;

●	BLEST, our professional engineering services division supporting our internal business units and serving outside clients on a fee for service and/or project bid basis;

●	BioLargo Water, our Canadian division that has been historically pure research and development, and is now transitioning to focus on commercializing our AOS system;

●	Clyra Medical, our partially owned subsidiary focused on the medical device industry; and

●	Our corporate operations, which support the operating segments with legal, accounting, human resources, and other services.

Of these business segments, three generate revenue: ONM Environmental, BLEST, and Clyra Medical. Our revenue increased for the three months ended March 31, 2021 by 30% as compared to the prior year’s period.

Due to an almost 90% decrease in interest expense as a result of payment and conversion to equity of debt instruments in the past twelve months, our net loss for the three months ended March 31, 2021, decreased by 28% as compared to the prior year’s period.

ONM Environmental

During the three months ended March 31, 2021, our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, and by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities. Of its gross sales in the three months ended March 31, 2021, approximately 90% were to the waste handling industry.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the three months ended March 31, 2021, increased $24,000 or 8% from the same period in 2020, and decreased $297,000 or 48% from the prior three months ended December 31, 2020. Substantially all of its revenue is from sales of CupriDyne Clean products and related system installations, and the remaining from sales of our absorption products to the U.S. military. The small increase in revenue in the first quarter of 2021 as compared with the first quarter of 2020 is due to a decrease last year related to the pandemic. The decrease in revenue in the first quarter of 2021 as compared with the fourth quarter of 2020 is due seasonal increases and decreases related to the year-end, we completed multiple capital projects as our customers closed out their year of operations and budgets.  This is a pattern that the company has experienced in prior years, and historically which has rebounded as the season shifts.

Of our CupriDyne Clean sales, approximately one-half were made pursuant to “national purchasing agreements” (“NPA”) with the three largest waste handling companies in the United States.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, ONM Environmental’s costs of goods was 41% in the three months ended March 31, 2021, versus 45% in the same period in 2020. The increase in cost of goods was due to increased labor charges from prevailing-wage requirements for public works jobs in the recent quarter.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses remained consistent at approximately at $320,000 in the three months ended March 31, 2021 and 2020. These expenses have remained consistent as we work to increase revenues with our current level of sales and administrative staff. We do not expect these expenses to increase further unless and until our revenues increase.

Net Loss (ONM Environmental)

For the three months ended March 31, 2021, ONM Environmental generated $320,000 in revenue, a gross margin of $144,000, and had total costs and expenses of $320,000, resulting in a net loss of $176,000.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $127,000 of revenues from third party clients in the three months ended March 31, 2021, versus $156,000 in revenue in comparable period in 2020.  BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system, development of the AEC to combat the PFAS crisis (see “Development of AEC to Combat PFAS Crisis” above), and other new innovations. Its revenues decreased due to its focus on these internal projects.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three months ended March 31, 2021, its cost of services were 82% of its revenues, versus 83% in the three months ended March 31, 2020. We expect the cost of services to remain closer to 80% in the reminder of the year ending December 31, 2021, based on our current client activity.

Selling, General and Administrative Expense (BLEST)

BLEST’S SG&A expenses include expense related to its operations, although because it primarily delivers services to its clients, most of its labor costs are included in its cost of services (for third party clients), and research and development for its work on BioLargo technologies. BLEST selling, general and administrative expenses during the three months ended March 31, 2021 totaled $100,000 compared to $113,000 for the three months ended March 31, 2020.

Net Loss (BLEST)

BLEST generated $127,000 in revenue to outside clients, with a gross margin of $23,000, and had total costs and expenses of $206,000, resulting in a net loss of $183,000.

While we are unable to record revenues generated from intracompany services by the engineering group to other operating divisions, it is important to note that the net loss would be eliminated if BLEST were an outside contract for hire services company selling services to BioLargo or its subsidiaries.

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

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense or non-cash charges to interest). Our SG&A expenses increased by 14% ($215,000) in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our non-cash expenses totaled $730,000, through the issuance of stock, stock options, amortization of debt discounts and loss on extinguishment of debt in the three months ended March 31, 2021, compared to $1,590,000 in the three months ended March 31, 2020. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed and as part of an employee retention program. The largest components of our SG&A expenses included (in thousands):

	March 31, 2021	March 31, 2020
Salaries and payroll related	$731	$548
Professional fees	168	228
Consulting	404	289
Office expense	282	299
Board of directors expense	65	68
Sales and marketing	78	80
Investor relations	35	36

The increase in salaries and payroll expenses is primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. Consulting expense increased as we have engaged consultants to identify business opportunities and to help with the retail sales of the Clyraguard product. The reduction in professional fees is largely due to the reduced use of outside legal counsel and other service providers.

Research and Development

In the three months ended March 31, 2021, we spent $327,000 in the research and development of our technologies and products. This was a decrease of 2% ($7,000) compared to the three months ended March 31, 2020.

Interest expense

Our interest expense for the three months ended March 31, 2021, was $93,000, a decrease of $664,000 compared with the three months ended March 31, 2020, of which $26,000 was paid in cash, and $43,000 is related to the amortization of discount on convertible notes, and the remaining to other non-cash expense. Our interest expense related to the issuance of and modification of convertible promissory notes. Since March 31, 2020, we converted or paid almost $4 million in debt. As such, we expect our interest expense to be significantly lower in each quarterly period of the year ending December 31, 2021, as compared with the same periods in 2020.

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

Net Loss

Net loss for the three months ended March 31, 2021, was $1,878,000, a loss of $0.01 per share, compared to a net loss for the three months ended March 31, 2020, of $2,616,000, a loss of $0.01 per share. The 28% decrease in net loss is due primarily to a reduction in interest expense. As noted in above (see “Interest Expense”), the reduction of interest expense is directly related to our reduction of the use of debt instruments to finance our working capital requirements.

The net loss per business segment is as follows (in thousands):

Net loss	March 31, 2021	March 31, 2020
ONM Environmental	$(176)	$(153)
BLEST	(183)	(43)
Clyra Medical	(434)	(535)
BioLargo Water	(107)	(171)
Corporate	(978)	(1,714)
Consolidated net loss	$(1,878)	$(2,616)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2021, we had a net loss of $1,878,000, used $845,000 cash in operations, and at March 31, 2021, we had a working capital deficit of $1,051,000, and current assets of $1,922,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the three months ended March 31, 2021, we generated revenues of $571,000 through our subsidiaries. Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or for our corporate operations or other business segments. Thus, to fund our working capital requirements, we have continued to sell securities to raise cash.

As of March 31, 2021, our cash and cash equivalents totaled $1,341,000, and our total liabilities included $506,000 in debt that is convertible at the option of the debtholders, $100,000 of debt that we converted to equity at the April 2021 maturity date, $100,000 notes due on demand, $200,000 owed by our partially owned subsidiary Clyra due in June 2021, and $1,007,000 owed by Clyra with a maturity date that automatically extends each June.

During the three months ended March 31, 2021, we received $2,001,000 in proceeds from stock sales to Lincoln Park and $105,000 from investments in our 2020 Unit Offering (see Part II, Item 2 and Item 5), and made repayments of debt totaling $674,000. We have two promissory notes due in August 2021, each of which may be converted by the holder into equity at $0.14 per share. If the holders do not voluntarily convert the notes to equity, we intend to pay the notes with cash raised through sales of stock to Lincoln Park, although there is no guarantee that we will be able to do so. The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share. If we are unable to make daily sales, it is not likely we will be able to sell enough shares to Lincoln Park to pay the debt due in August 2021. In such event, we intend to negotiate for a delay in repayment with the holders of the notes.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash, and anticipate that we will continue to be able to do so in the future. In the three months ended March 31, 2021, they accepted shares in lieu of $31,000 of accrued and unpaid salary to our officers. Each has indicated a willingness to do so in the future.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from revenues, and third-party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits as well Our corporate operations currently generate cash through private offerings of stock, debt instruments, and warrants and then provides supplemental capital to support to its various subsidiaries as they advance their technologies, products and commercial efforts.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2020 Form 10-K, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our procedures have been designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. However, our Company is continuing to grow and evolve, as our product and services sales continues to grow, and as we diversify our clients to include municipalities, increasing strain on our accounting systems. These activities put stress on our overall controls and procedures. As our operations do not yet generate enough cash to fund operations, and we rely on financing activities to maintain our level of operations and fund our anticipated growth, we do not yet have the ability to implement the more sophisticated control systems used by larger companies. Although we have made some improvements, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, due to the material weakness identified below.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management evaluated the effectiveness of our internal controls, and concluded that due to our limited financial and personal resources, the fact that we operate our business in three distinct locations in the U.S. and Canada, and the lack of sophisticated reporting systems, we continue to have a material weakness in our internal controls with respect to the closing our financial statements. Until the company has the financial resources to implement more robust automated systems, or to hire additional dedicated accounting personal, we expect this material weakness to continue.

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

Stock

During the three months ended March 31, 2021, pursuant to an offering commenced in May 2020 (the “2020 Unit Offering”), we sold 875,000 shares of our common stock and received $105,000 in gross and net proceeds from three accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase an aggregate 875,000 additional shares.

On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

On March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share in lieu of $81,000 of accrued and unpaid obligations to consultants.

Options

During the three months ended March 31, 2019, we issued options to purchase an aggregate 213,253 shares of our common stock at $0.23 per share to vendors in lieu of cash for unpaid obligations totaling $37,000.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.         Other Information

On March 30, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $10,250,000 in shares of the Company’s common stock, $0.00067 par value per share (the “Common Stock”), over the 36-month term of the Purchase Agreement, subject to certain limitations and conditions set forth in the Purchase Agreement.

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

During the three months ended March 31, 2021, we sold 12,455,619 shares of our common stock to Lincoln Park, and received $2,001,000 and in gross and net proceeds. We intend to continue to sell stock to Lincoln Park to fund our working capital requirements from time to time.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.8	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.9	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.10	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.11	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.12	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.13	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.14	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.15	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.16	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.17	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.18	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020

4.19	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.20	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.21	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.22	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.23	OID twelve-month promissory note	Form 8-K	8/2/2019
4.24	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.25	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.26	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.27	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.28	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.6†	2020 Engagement Extension Agreement with CFO	Form 8-K	2/27/2020
10.7	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.8†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 17, 2021	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer