Form 10-Q
period 2021-06-30
BIOLARGO, INC.
filed 2021-08-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2021 was 228,147,577 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands, except for per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,357	$716
Accounts receivable, net of allowance	343	484
Inventories, net of allowance	262	277
Prepaid expenses and other current assets	90	28
Total current assets	2,052	1,505

Non-current assets
In-process research and development (Note 8)	2,150	2,150
Equipment, net of depreciation	69	60
Other non-current assets	35	35
Investment in South Korean joint venture	40	63
Right of use operating lease, net of amortization	311	341
Clyra Medical prepaid marketing (Note 9)	788	788
Total non-current assets	3,393	3,437
Total assets	$5,445	$4,942
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$331	$513
Debt obligations, net of discount and amortization (Note 4)	—	1,102
Deferred revenue	139	48
Customer deposits	81	—
Lease liability	114	114
Clyra Medical accounts payable and accrued expenses (Note 9)	760	536
Clyra Medical debt obligations (Note 9)	1,007	1,231
Total current liabilities	2,432	3,544
Long-term liabilities:
Debt obligations, net of discount and amortization (Note 4)	485	507
Clyra Medical line of credit (Note 9)	200	—
Lease liability	196	226
Common stock held for redemption (Note 9)	900	900
Total long-term liabilities	1,781	1,633
Total liabilities	4,213	5,177

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 250,996,373 and 225,885,682 Shares Issued, at June 30, 2021 and December 31, 2020	168	151
Additional paid-in capital	140,292	135,849
Accumulated other comprehensive loss	(103)	(101)
Accumulated deficit	(135,294)	(132,041)
Total BioLargo Inc. and subsidiaries stockholders’ equity (deficit)	5,063	3,858
Non-controlling interest (Notes 9 and 10)	(3,831)	(4,093)
Total stockholders’ equity (deficit)	1,232	(235)
Total liabilities and stockholders’ equity (deficit)	$5,445	$4,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		SIX MONTHS
	JUNE 30, 2021	JUNE 30, 2020	JUNE 30, 2021	JUNE 30, 2020

Revenues
Product revenue	$319	$301	$762	$580
Service revenue	145	117	273	276
Total revenue	464	418	1,035	856

Cost of revenue
Cost of goods sold	(160)	(109)	(397)	(237)
Cost of service	(103)	(92)	(205)	(224)
Gross profit	201	217	433	395

Selling, general and administrative expenses	1,547	1,872	3,310	3,417
Research and development	356	350	683	684
Operating loss:	(1,702)	(2,005)	(3,560)	(3,706)

Other (expense) income:
Interest expense	(89)	(747)	(182)	(1,504)
Loss on debt extinguishment	—	—	—	(214)
PPP loan forgiveness	—	—	43	—
Tax credit	1	44	1	44
Grant income	—	7	30	64
Total other expense:	(88)	(696)	(108)	(1,610)
Net loss	(1,790)	(2,701)	(3,668)	(5,316)
Net loss attributable to noncontrolling interest	(168)	(275)	(415)	(617)
Net loss attributable to common shareholders	$(1,622)	$(2,426)	$(3,253)	$(4,699)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:	243,731,011	181,567,199	238,759,632	175,220,216

Comprehensive loss:
Net loss	$(1,790)	$(2,701)	$(3,668)	$(5,316)
Foreign currency translation	—	22	(2)	22
Comprehensive loss	(1,790)	(2,679)	(3,670)	(5,294)
Comprehensive loss attributable to noncontrolling interest	(168)	(275)	(415)	(617)
Comprehensive loss attributable to common stockholders	$(1,622)	$(2,404)	$(3,255)	$(4,677)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrants and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Noncontrolling interest allocation	—	—	(313)	—	—	313	—
Clyra Medical securities offering	—	—	—	—	—	50	50
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772
Conversion of notes	1,966,439	1	327	—	—	—	328
Sale of common stock for cash	8,627,237	6	1,408	—	—	—	1,414
Issuance of common stock for service	357,132	—	60	—	—	—	60
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Stock option compensation expense	—	—	330	—	—	—	330
Clyra Medical stock option expense	—	—	102	—	—	—	102
Noncontrolling interest allocation	—	—	(314)	—	—	314	—
Net loss	—	—	—	(1,622)	—	(168)	(1,790)
Foreign currency translation	—	—	—	—	—	—	—
Balance, June 30, 2021	250,996,373	$168	$140,292	$(135,294)	$(103)	$(3,831)	$1,232

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend for the change in accounting for derivative liability	—	—	100	(100)	—	—	—
Clyra Medical securities offering	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)
Conversion of notes	6,463,784	6	682	—	—	—	688
Issuance of common stock for service	1,774,033	1	271	—	—	—	272
Issuance of common stock for interest	297,001	—	30	—	—	—	30
Sale of common stock for cash	3,689,246	2	558	—	—	—	560
Stock option compensation expense	—	—	528	—	—	—	528
Clyra Medical securities offering	—	—	476	—	—	348	824
Clyra Medical stock option expense	—	—	20	—	—	—	20
Clyra Medical stock for other asset (See Note 2)	—	—	788	—	—	—	788
Noncontrolling interest allocation	—	—	4,401	—	—	(4,401)	—
Net loss	—	—	—	(2,426)	—	(275)	(2,701)
Foreign currency translation	—	—	—	—	22	—	22
Balance, June 30, 2020	190,703,381	$128	$130,875	$(128,292)	$(77)	$(4,239)	$(1,605)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except for per share data)

(unaudited)

	JUNE 30, 2021	JUNE 30, 2020
Cash flows from operating activities
Net loss	$(3,668)	$(5,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,017	1,074
Common stock issued in lieu of salary to officers and fees for services from vendors	171	450
Common stock issued for interest	16	34
Interest expense related to amortization of the discount on convertible notes payable and line of credit	110	1,327
PPP loan forgiveness	(43)	—
Loss on extinguishment of debt	—	214
Loss on investment in South Korean joint venture	23	15
Bad debt expense	—	11
Depreciation expense	12	33
Changes in assets and liabilities:
Accounts receivable	141	86
Prepaid expenses and other current assets	(62)	(4)
Inventories	15	(100)
Customer deposits	81	4
Accounts payable and accrued expenses	(182)	47
Deferred revenue	91	(22)
Clyra Medical accounts payable and accrued expenses	224	100
Net cash used in operating activities	(2,054)	(2,047)
Cash flows from investing activities
Investment in South Korean joint venture	—	(100)
Purchase and sale of equipment	(21)	16
Net cash used in investing activities	(21)	(84)
Cash flows from financing activities
Proceeds from sales of common stock	3,520	1,461
Proceeds from the sale of stock in Clyra Medical	50	849
Proceeds from payroll protection program loan	—	349
Payment of debt obligations	(828)	—
Payment of Clyra Medical debt obligations	(24)	—
Net cash provided by financing activities	2,718	2,661
Net effect of foreign currency translation	(2)	22
Net change in cash	641	552
Cash at beginning of period	716	655
Cash at end of period	$1,357	$1,207
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$33	$50
Income taxes	$—	$2
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$35	$—
Inventory included in accounts payable and accrued expense	$—	$55
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Conversion of notes payable to common stock	$328	$1,122
Exchange of consulting services for Clyra common shares	$—	$788
Deemed dividend	$—	$100
Allocation of noncontrolling interest	$627	$4,849

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2021, we had a net loss of $3,668,000, used $2,054,000 cash in operations, and at June 30, 2021, we had a working capital deficit of $380,000, and current assets of $2,052,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations, and therefore we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the six months ended June 30, 2021, we generated revenues of $1,035,000 through our operational subsidiaries. (See Note 11.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or contribute to our corporate operations. Thus, we continued to sell securities to raise cash (see Note 3), and received additional research grant aid through our Canadian subsidiary.

As of June 30, 2021, our cash and cash equivalents totaled $1,357,000. During the six months ended June 30, 2021 we made cash payments to retire debt obligations totaling $852,000 (see Note 4 and Note 9 (“Inventory Line of Credit”)). Our total debt as of June 30, 2021 was $1,721,000. Of that amount, $1,207,000 is owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) as follows: (i) a note with a maturity date that automatically extends each June (see Note 9, “Note Payable (Scion)”), and (ii) a line of credit totaling $200,000, due in June 2023. Our remaining $514,000 of debt includes (i) $314,000 of loans issued as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (for which we have applied for forgiveness, (ii) a $150,000 loan accruing interest at 3.75% annually from the SBA’s Economic Injury Disaster Loan program that is payable over 30 years beginning August 2021, and (iii) a $50,000 convertible debt due in March 2023.

During the six months ended June 30, 2021, we received $3,015,000 in proceeds from sales of our common stock to Lincoln Park and $505,000 from stock sales from our 2020 Unit Offering (see Note 3). The cash we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash compensation, and we anticipate that we will continue to be able to do so in the future. In the six months ended June 30, 2021, our CEO and CSO accepted stock in lieu of $31,000 in unpaid salary. Our CFO has also agreed to receive options to purchase our common stock in lieu of cash, (see Note 5, “Chief Financial Officer Extension”) as compensation for his services. Each has indicated a willingness to do so in the future.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Note 2. Summary of Significant Accounting Policies

In the opinion of management, the accompanying balance sheet and related statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, BLEST, and Clyra Medical. Management believes Clyra Medical’s financial statements are appropriately consolidated with that of the Company after reviewing the Accounting Standards Codification (“ASC”), 810, “Consolidation” (“ASC 810), and concluding that BioLargo controls Clyra Medical. While BioLargo does not have voting interest control through a majority stock ownership of Clyra Medical (it owns 45% of the outstanding voting stock), it does exercise control under the “Variable Interest Model.” There is substantial board overlap, BioLargo is the primary beneficiary since it has the power to direct Clyra Medical’s activities that most significantly impact Clyra Medical’s performance, and it has the obligation to absorb losses or receive benefits (through royalties and licensing) that could be potentially significant to Clyra Medical. BioLargo has consolidated Clyra Medical’s operations for all periods presented. (See Note 9.)

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2021 and December 31, 2020, our cash balances were made up of the following (in thousands):

	June 30, 2021	December 31, 2020
BioLargo, Inc. and subsidiaries	$1,338	$637
Clyra Medical Technologies, Inc.	19	79
Total	$1,357	$716

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  June 30, 2021 was $12,000 and at December 31, 2020, was $13,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the six months ended June 30, 2021 and 2020, we had the following customers that accounted for more than 10% of consolidated revenues, as follows:

	June 30, 2021	June 30, 2020
Customer A	22%	<10%
Customer B	19%	<10%
Customer C	11%	<10%
Customer D	<10%	13%

We had three customers that each accounted for more than 10% of consolidated accounts receivable at June 30, 2021, and two customers at December 31, 2020, as follows:

	June 30, 2021	December 31, 2020
Customer C	31%	<10%
Customer D	17%	<10%
Customer E	11%	<10%
Customer F	<10%	32%
Customer G	<10%	10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  June 30, 2021, and December 31, 2020, was $3,000. Inventories consisted of (in thousands):

	June 30, 2021	December 31, 2020
Raw material	$91	$111
Finished goods	171	166
Total	$262	$277

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture incurred a loss during the three and six months ended June 30, 2021, and our 40% ownership share reduced our investment interest by $10,000 and $23,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2021 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development (see Note 8).

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2021 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2021 and 2020:

	2021				2020
	Non Plan	2018 Plan			Non Plan	2018 Plan
Risk free interest rate	1.73%	0.93	–	1.73%	0.88%	0.88	–	1.90%
Expected volatility	124%	123	–	124%	131%	131	–	133%
Expected dividend yield	—		—		—		—
Forfeiture rate	—		—		—		—
Life in years	10		10		10		10

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

Products sold a through a contract with the customer and written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the goods are shipped if the agreement is FOB manufacturer, and when goods are delivered if FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

Service contracts are performed through a written contract, which specifies the performance obligations and the rate at which the services will be billed, typically by time and materials. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed, or, for services related to product installations, at the completion of the installation. A few contracts have called for milestone or fixed cost payments, where we invoice an agreed-to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a receivable or payable is created. These accounts are adjusted upon additional billings as the work is completed. To date, there have been no discounts or other financing terms for the contracts.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2021, and December 31, 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of June 30, 2021 and December 31, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

In accordance with ASC 842, the Company elects to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.  As of June 30, 2021, the right of use assets on our balance sheet related to our operating leases total $311,000.

Recent Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update No. 2021-04, regarding accounting for certain modifications of written call options.

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

During the six months ended June 30, 2021 and 2020, we sold 18,526,309 and 3,198,358 shares, respectively, to Lincoln Park, and received $3,015,000 and $1,461,000, respectively, in gross and net proceeds. Subsequent to June 30, 2021, we continue to draw on the Purchase Agreement for working capital from time to time (see Note 13).

2020 Unit Offering

During the six months ended June 30, 2021 and 2020, pursuant to an offering commenced in March 2020, we sold 3,431,547 and 1,571,667 shares, respectively, of our common stock and received $505,000 and $242,000, respectively, in gross and net proceeds, from a total of six accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2021, and December 31, 2020 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 9, “Debt Obligations of Clyra Medical”).

	June 30, 2021 (Unaudited)	December 31, 2020
Current portion of debt:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$—	$50
Line of credit, matures on 30-day demand	—	50
Total notes payable and line of credit	$—	$100

Convertible notes payable:
Convertible note payable, matures April 20, 2021	$—	$100
Convertible note payable, matures August 9, 2021	—	600
Convertible notes, mature August 12 and 16, 2021	—	406
Total convertible notes payable	—	1,106
Debt discount, net of amortization	—	(104)
Total current liabilities	—	1,102

Long-term debt:
Convertible note payable, matures March 1, 2023	$50	$—
Debt discount, net of amortization	(29)	—
SBA Paycheck Protection Program loans	314	357
SBA EIDL Loan	150	150
Total long-term liabilities	485	507
Total	$485	$1,609

For the six months ended June 30, 2021 and 2020, we recorded $182,000 and $1,504,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable, and coupon interest from our note payable, convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose during the six months ended June 30, 2021 and 2020. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 30, 2021.

Cash payment of debt obligations

On May 17, 2021, we paid $178,000 in cash to Vernal Bay Investments, LLC, as payment of one-half the outstanding principal on the convertible note scheduled to mature on August 12, 2021. In addition, we issued 1,272,321 shares of our common stock to pay the remaining principal and interest due on the note.

On March 1, 2021, we paid in cash the outstanding principal of $600,000 on the promissory note issued August 9, 2019, and scheduled to mature on August 9, 2021.

On March 1, 2021, we paid in cash the outstanding principal of $50,000 on the remaining amount due on a line of credit in which was due on demand at any time after September 1, 2019. There is no remaining balance on this line of credit, and we no longer have the ability to draw on the line of credit.

Conversion of Debt into shares of common stock

On May 18, 2021, we converted to equity a promissory note, that was scheduled to mature on August 18, 2021, in the principal balance of $50,000 into 294,118 shares of our common stock.

On its maturity date of April 20, 2021, we converted to equity a promissory note in the principal balance of $100,000 into 400,000 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amendment to Note payable matures on 60 days’ notice (or March 8, 2023)

On March 1, 2021, we and the holder of a $50,000 note payable modified the note to set a specific maturity date of March 1, 2023, and allow the investor to convert the note to our common stock at a price of $0.16 per share. In lieu of interest during the extended period of the note, we issued the investor a stock purchase warrant (see Note 6).

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

Payment of Consultant Fees

On June 30, 2021, we issued 357,132 shares of our common stock at $0.17 per share in lieu of $60,000 of accrued and unpaid obligations to consultants. On March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share in lieu of $81,000 of accrued and unpaid obligations to consultants.

On June 30, 2020, we issued 1,406,630 shares of our common stock at $0.16 per share in lieu of $213,000 of accrued and unpaid salary to consultants. On March 31, 2020, we issued 390,735 shares of our common stock at $0.17 per share in lieu of $67,000 of accrued and unpaid obligations to consultants.

Payment of Accrued Interest

During the three months ended June 30, 2021, we issued 81,777 shares of our common stock at $0.17 per share in lieu of $16,000 of accrued and unpaid interest.

On June 30, 2020, we issued 594,428 shares of our common stock at $0.16 per share in lieu of $30,000 of accrued and unpaid interest.  On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

Stock Option Expense

During the six months ended June 30, 2021 and 2020, we recorded an aggregate $754,000 and $848,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 9 for information on stock option expense for options issued by subsidiary Clyra.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2018 Plan for the six months ended June 30, 2021 and June 30, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	2,483,691	0.13	–	0.23	0.19
Expired	—		—		—
Balance, June 30, 2021	21,349,216	$0.12	–	0.43	$0.19
Non-vested	(4,218,833)	0.12	–	0.40	0.23
Vested, June 30, 2021	17,130,383	$0.12	–	0.43	$0.18	$250,000
Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Granted	8,610,689	0.17	–	0.22	0.19
Expired	(200,000)	0.18	–	0.34	0.26
Balance, June 30, 2020	17,625,045	$0.16	–	0.43	$0.20

(1) Aggregate intrinsic value based on closing common stock price of $0.17 at June 30, 2021.

The options granted to purchase 2,483,691 shares during the six months ended June 30, 2021 were issued to an officer, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our CFO as described below; (ii) we issued options to purchase 693,762 shares of our common stock at an exercise price on the respective grant date of $0.17 and $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $130,000, and is recorded as selling, general and administrative expenses; (iii) we issued options to purchase 1,298,411 shares of our common stock to employees as part of an employee retention and expiring options plan at exercises price on the respective date ranging between $0.17 and $0.23 per share; the fair value of employee retention plan options totaled $234,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 191,518 shares of our common stock to consultants and employees in lieu of cash for unpaid obligations totaling $35,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of our common stock. The Option vests over the period of the Extended Term, with 125,000 shares having vested as of June 30, 2021, and the remaining 175,000 shares to vest monthly through January 31, 2022, so long as the agreement is in full force and effect. The Option is exercisable at $0.23 per share, the closing price of our common stock on March 17, 2021, expires ten years from the grant date, and was issued pursuant to the 2018 Equity Incentive Plan. The fair value of these options totaled $49,000, which expense is recorded ratably over the twelve-month agreement term.

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2021 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2020	5,689,363	$0.23	-	0.94	$0.44
Expired	(1,453,855)	0.39	-	0.51	0.40
Balance, June 30, 2021	4,235,508	$0.23	-	1.65	$0.45	$—

Balance, December 31, 2019	8,769,451	$0.23	–	0.94	$0.42
Expired	(930,000)	0.39	–	0.58	0.56
Balance, June 30, 2020	7,839,451	$0.23	–	1.65	$0.41

(1) – Aggregate intrinsic value based on closing common stock price of $0.17 at June 30, 2021.

Non-Plan Options issued

Activity of our non-plan stock options issued for the six months ended June 30, 2021 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956		0.23		0.23
Balance, June 30, 2021	20,793,539	$0.17	–	1.00	$0.41
Non-vested	(1,996,576)	0.17	–	0.45	0.45
Vested, June 30, 2021	18,796,963	$0.17	–	1.00	$0.41	$28,000

Balance, December 31, 2019	19,604,107	$0.23	–	1.00	$0.41
Granted	292,437	0.17	–	0.21	0.18
Balance, June 30, 2020	19,896,544	$0.17	–	1.00	$0.41
(1)	– Aggregate intrinsic value based on closing common stock price of $0.17 at June 30, 2021.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

During the six months ended June 30, 2020, we issued options to purchase 292,437 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $50,000, is recorded in our selling, general and administrative expense.

Note 6. Warrants

We issued warrants to purchase our common stock, at various prices for the six months ended June 30, 2021 and 2020, is as follows:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	7,088,094	0.14	–	0.26	0.20
Expired	(1,046,528)	0.19	–	0.35	0.24
Balance, June 30, 2021	39,022,555	$0.14	–	1.00	$0.27	$140,000

Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.42
Issued	3,934,592	0.13	-	0.24	0.13
Expired	(14,272,820)	0.40	-	0.49	0.30
Balance, June 30, 2020	32,892,933	$0.16	–	1.00	$0.35
(1)	Aggregate intrinsic value based on closing common stock price of $0.17 at June 30, 2021

Warrants issued in 2020 Unit Offering

During the six months ended June 30, 2021, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,431,547 shares of our common stock at exercise prices between $0.14 – 0.21 per share, and five-year stock purchase warrants to purchase an aggregate 3,431,547 shares of our common stock at exercise prices between $0.18 – 0.24 per share.

Warrant issued in conjunction with amendment to note payable

On March 1, 2021, we and the holder of a $50,000 note payable modified the note (see Note 4). In lieu of interest during the extended period of the note, we issued the investor a warrant to purchase 225,000 shares of our common stock at $0.16 per share for a period of five years.  The fair value of these warrants totaled $35,000 and is recorded as a debt discount on our consolidated balance sheets, of which amount will be amortized to interest expense over the two-year term of the debt.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	June 30, 2021			June 30, 2020
Risk free interest rate		0.71%			0.23%
Expected volatility		100%			112
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	.5	–	5	0.33	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for our operations other than our partially-owned subsidiary Clyra Medical included the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued expense	$145	$315
Accrued interest	25	42
Accrued payroll	161	156
Total accounts payable and accrued expenses	$331	$513

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

Note 9. Noncontrolling Interest – Clyra Medical

As discussed in Note 2, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 45% of its outstanding shares as of June 30, 2021.

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

On December 17, 2018, the parties entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1 million “base capital”; at that time, one-half of the shares of Clyra Medical common stock exchanged for the Scion assets were released to Scion. The remaining Clyra Medical common shares remain subject to the Escrow Agreement’s performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1 million in aggregate gross revenue; and (e) recognition by Clyra Medical of $2 million in gross revenue. As of June 30, 2021, a total of 9,300 shares remain in escrow, the difference having been vested in accordance with the performance metrics.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Obligations of Clyra Medical

Note Payable (Scion)

In conjunction with the transaction in which certain intellectual property was purchased from Scion, Clyra issued a promissory note to Scion in the principal amount of $1,250,000 on September 26, 2018 (“Clyra-Scion Note”), accruing interest at an annual rate of 5%. Clyra is obligated to make principal and interest payments periodically, based on a percent (25%) of investment proceeds, and 5% of revenues. Payments are due annually each June 26th until paid. At June 30, 2021 and December 31, 2020, the balance due on the Clyra Medical Note Payable totaled $1,007,000. On June 26, 2021, the maturity date of the note automatically extended by one year, to June 26, 2022.

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

During the six months ended June 30, 2021, we made payments on the line of credit totaling $24,000. In April, 2021, Vernal agreed to extend the maturity date by one year, to June 30, 2022. Clyra agreed to make interest-only payments through August 31, 2021, and then, in addition to interest payments, principal payments equal to the greater of (i) $7,500 and (ii) 40% of product sales beginning September 2021, for six months, and thereafter the greater of (i) $7,500 and (ii) 60% of product sales.

As of June 30, 2021, the balance outstanding on this line of credit totals $200,000.

Prepaid Marketing - Consulting Agreement

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $788,000 and is recorded as a non-current asset (prepaid marketing) on our balance sheet.

Clyra Medical Equity transactions

As of June 30, 2021, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	45%
Sanatio Capital	18,704	17%
Scion Solutions(1)	21,700	20%
Other	19,280	18%
Total	108,891

The above amounts do not include an additional 9,300 shares held in escrow subject to performance metrics that have not been met.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sales of Common Shares

During the six months ended June 30, 2021 and 2020, Clyra raised $50,000 and $849,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of December 31, 2020, the Company had issued options to purchase 11,411 shares of Clyra stock. During the six months ended June 30, 2021 and 2020, Clyra issued options to purchase 1,248 and 1,945 shares of its common stock, respectively. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the six months ended June 30, 2021 and 2020 totaled $263,000 and $441,000, respectively. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	June 30, 2021	December 31, 2020
Accounts payable and accrued expense	$582	$402
Accrued interest	127	32
Accrued payroll	51	102
Total Clyra Medical accounts payable and accrued expenses	$760	$536

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

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options. In November 2019, it determined that a portion of the performance metrics were met, and that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked. In January 2021, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half and one-quarter of the eligible profits interests would be vested (3.75% in the aggregate), and therefore one-half of the option interests (15%) would be vested (262,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2020. No additional meetings or evaluations have taken place as of June 30, 2021.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The segment information for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
BioLargo corporate	$—	$—	$7	$—
ONM	318	299	638	596
BLEST	266	160	654	444
Water	—	—	9	—
Clyra Medical	—	21	114	21
Intersegment revenue	(120)	(62)	(387)	(205)
Total	$464	$418	$1,035	$856

Operating loss
BioLargo corporate	$(937)	$(1,129)	$(1,860)	$(1,936)
ONM	(107)	(134)	(283)	(287)
Clyra Medical	(300)	(422)	(739)	(728)
BLEST	(190)	(124)	(373)	(331)
Water	(168)	(196)	(305)	(424)
Total	$(1,702)	$(2,005)	$(3,560)	$(3,706)

Interest expense
BioLargo corporate	$(51)	$(735)	$(106)	$(1,479)
Clyra Medical	(38)	(12)	(76)	(25)
Total	$(89)	$(747)	$(182)	$(1,504)

Research and development expense
BioLargo corporate	$(209)	$(119)	$(545)	$(321)
Clyra Medical	(6)	(47)	(33)	(61)
BLEST	(123)	(85)	(228)	(166)
Water	(138)	(137)	(257)	(317)
Intersegment R&D	120	38	380	181
Total	$(356)	$(350)	$(683)	$(684)

The segment asset information for June 30, 2021 and December 31, 2020, is as follows (in thousands):

As June 30, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$1,072	$431	$1,016	$321	$151	$(47)	$2,944
Right of use	185	—	—	126	—	—	311
Investment in South Korean joint venture	40	—	—	—	—	—	40
Intangible assets	2,150	—	—	—	—	—	2,150

As of December 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$603	$624	$1,125	$314	$105	$(42)	$2,388
Right of use	215	—	—	126	—	—	341
Investment in South Korean joint venture	63	—	—	—	—	—	63
Intangible assets	2,150	—	—	—	—	—	2,150

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the six months ended June 30, 2021 and 2020, rental expense was $113,000 and $114,000, respectively.  As of June 30, 2021, our weighted average remaining lease term is three years and the total remaining operating lease payments is $434,000.

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

Sales to Lincoln Park

From July 1, 2021, through August 9, 2021, we sold 884,391shares of our common stock to Lincoln Park (see Note 3), and received $164,000 in gross and net proceeds.

Unit Offering Investment

From July 1, 2021, through August 12, 2021, we received one investment in our 2020 Unit Offering (see Note 3) of $70,000 and issued 388,889 shares of common stock, a six-month warrant to purchase 388,889 shares of common stock at $0.216 per share, and a five-year warrant to purchase 388,889 shares of common stock at $0.27 per share.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2021, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation, BioLargo Water Investment Group, Inc., a California corporation (which wholly owns BioLargo Water, Inc., a Canadian corporation), and BioLargo Development Corp., a California corporation, (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination, advanced water and wastewater treatment, industrial odor and VOC control, air quality control, and infection control. With over thirteen years of extensive research and development, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. We invent or acquire novel technologies and develop them to maturity through our operating subsidiaries using cutting-edge scientific and engineering methodologies. With a keen emphasis on partnerships with academic, government, and commercial organizations and associations, BioLargo has proven itself with over 80 awarded grants and numerous pilot projects. We monetize through direct sales, recurring service contracts, licensing agreements, strategic joint venture formation and/or the sale of the intellectual property.

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

Formula for Success: Technology, Talent and Purpose

Technology

The Company has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through the company’s internal resources, and some through acquisition. These include patents, patents pending and trade secrets that include solutions for:

●	Water decontamination, including:

o	Removal of per- and poly-fluoroalkyl substances (PFAS) from drinking and ground water

o	Micro-pollutant destruction and removal

o	Legionella detection and water treatment solutions

●	Air quality controls and systems including odor and VOC control

●	Mineral processing

●	Infection control

●	Wound management

●	Regenerative tissue therapy

●	Disinfection

Talent

We have steadily grown our team to 27 team members and numerous other part-time consultants, including highly qualified PhDs, engineers, MDs and medical professionals, construction professionals, field service technicians, innovators, sales marketing specialists, entrepreneurial and executive leadership.

Purpose

Our mission to make life better drives us to serve others with integrity, knowledge, technology, and solutions that protect the environment, improve quality of life, and protect lives. All our technologies were developed from the ground-up to be sustainable, practical solutions to significant global challenges. We are unique in our ability to tailor our offerings to serve our customers with proven expertise, proven technology and, if needed, we often have the ability to develop new technical solutions to meet our customer’s needs.

Development of AEC to Combat PFAS Crisis

Our engineers at BLEST have developed a novel water treatment system, called the AEC (Aqueous Electrostatic Concentrator), that removes per- and poly-fluoroalkyl substances (PFAS) from water at a fraction of the cost of the most commonly used solutions (carbon filtration and reverse osmosis). PFAS chemicals can cause cancer, infertility, asthma, and other health problems in human beings, are present in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. PFAS water contamination is a significant problem worldwide. In the United States, PFAS chemicals have been estimated to be present in the blood of 98% of the population and have been linked to a plethora of health problems including high cholesterol, liver dysfunction, immune disorders and various cancers. Thousands of communities so far in the U.S. have been proven to be affected by PFAS water contamination. In Orange County, California, where our corporate offices are located, more than 40 drinking water wells have been taken out of service due to PFAS contamination, and county officials estimate that treating the wells using existing technologies will cost more than $200 million in capital costs and more than $400 million in maintenance and operating costs, with a total cost over 30 years of nearly $1 billion. Operational costs include the cost to dispose of PFAS laden filters. Our technology significantly reduces these costs, as it concentrates the PFAS chemicals into smaller areas resulting in lower disposal costs.

Governments and industry are actively seeking less expensive technologies and processes to eliminate PFAS from groundwater and drinking water. The U.S. Environmental Protection Agency (“EPA”) has made finding an economical solution a priority, announcing in February 2021 final regulatory determinations on the safe maximum levels of PFAS in drinking water, paving the way for regulating the chemicals through the Safe Drinking Water Act and creating a regulatory environment where municipalities will be required to install technologies that help remove PFAS from their drinking water supplies prior to distribution. In March 2021, a bipartisan group in the House of Representatives introduced a bill to regulate PFAS titled the PFAS Action Act of 2021; on July 21, 2021, the House passed the bill and sent it to the Senate for consideration. As passed by the House, the proposed legislation would establish a national drinking water standard for select PFAS chemicals under the Safe Drinking Water Act, designate them as hazardous chemicals (allowing the EPA to clean up contaminated sites and creating stricter rules for handling them under CERCLA), limit industrial discharges under the Clean Water Act, and provide $200 million annually to assist water utilities and treatment facilities to remove PFAS chemicals from their water. The bill would also restrict incineration of PFAS-containing wastes under the Clean Air Act, which could significantly limit the use of the most common treatment strategy: carbon filtration followed by carbon incineration. When PFAS-laden carbon is incinerated, not only does it produce vast volumes of greenhouse gases such as carbon dioxide, but new evidence suggests volatile fluorochemicals like carbon tetrafluoride, hexafluoroethane, and hydrogen fluoride are released into the air which may have serious human health impacts on adjacent communities. As our technology significantly reduces the amount of material that has to be disposed, it can be disposed of economically in ways other than incineration, and when it is incinerated, it is incinerated in a fraction of the volume of carbon filtration equivalents.

In July 2021, two potential clients (a major municipality in Southern California and a federal government agency) sent us PFAS-contaminated water samples to be treated by our AEC water treatment system. This is the first step of BioLargo’s multi-phased commercial approach: (1) off-site treatment of client supplied water, (2) on-site pilot treatment at client location, and (3) full-scale operation. In this first step, our engineers receive contaminated water from the client, evaluate it for operational optimization, treat the water removing the PFAS chemicals, and then have an independent laboratory analyze the treated water to confirm the PFAS has been removed to client specifications. In essence, it is a “proof of concept” phase to give the client confidence before moving to on-site treatment. Assuming a successful first phase, these agencies have asked for proposals for on-site piloting to confirm treatment success at a larger scale at the client location. Once piloting is complete, BioLargo would offer customized commercial-scale systems to each client.

There are three main markets for PFAS water treatment in the U.S., each of which we intend to address in the coming years. The first is municipal water treatment – that is water which needs treatment for PFAS before it can be distributed to the public or water that must be treated from a wastewater treatment plant. Southern California, Michigan and Wisconsin may be hotbeds for this market, as the states have adopted stringent regulations on PFAS limits in drinking water and wastewater, and significant initiatives have begun to implement systems to address the problem. The second market is military bases, where the use of PFAS-containing fire-fighting foam has contaminated the soil and groundwater. These sites are numerous and have significant groundwater and soil contamination problems which regulators are likely to require remediation for in the coming years. The third market is treatment for water intake or outfalls of industrial facilities that use PFAS compounds in manufacturing and other industrial processes. Our first pilot projects are in municipal water treatment. As our engineers are already providing environmental engineering services on U.S. Air Force bases, we believe that work may lead to sales in that arena. While the AEC is designed to efficiently remove and collect PFAS to allow for efficient disposal, our engineers have also conceived of a number of techniques to provide efficient destruction of concentrated PFAS and the membrane collection systems involved in the AEC system. Estimates for the size of the overall PFAS water treatment market vary wildly, due largely to the fact that it is an emerging market, but some estimates place its size over the next ten years between $3 billion per year and $80 billion per year.

ONM Environmental - Industrial Odor and VOC Solutions

In 2020, we changed the name of our odor control subsidiary Odor-No-More, Inc., to ONM Environmental, Inc., to reflect the expansion of its work from odor control product sales to more robust environmental services. Its flagship product, CupriDyne® Clean, reduces and eliminates tough odors and volatile organic compounds (“VOCs”) in various industrial settings. CupriDyne Clean is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. In response to customer demand for expanded services, ONM now holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

ONM Environmental offers a deodorizing and sanitizing technology, called EcoMist®, that is installed directly onto waste collection vehicles and automatically sprays odor control products and/or sanitizer into refuse bins or dumpsters during the waste collection process. Since acquiring this product in late 2020, ONM has been upgrading the product prepositioning it, and creating marketing collateral readying for launch. A video showing EcoMist® in operation can be viewed here: https://www.biolargo.com/ecomist-video. EcoMist® is an “out-of-the-box” product, allowing customers to install the system themselves, and will thus not require a significant investment in logistics and servicing to support sales.

Cannabis Industry

Our CupriDyne Clean product is sold to the Cannabis industry under a private-label brand through a third party, Mabre Systems. Testing shows that CupriDyne Clean eliminates the odors emitted by Cannabis grow and production facilities. Sales to the industry were severely impacted by the pandemic, and we expect and hope that sales will increase this fiscal year.

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

BLEST focuses its efforts in three areas:

●	providing engineering services to third-party clients

●	supporting internal product development and business units’ services to customers (e.g., the AOS); and

●	advancing their own technical innovations such as the AEC PFAS treatment technology

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs seven scientists and engineers who collectively worked together for almost 30 years and experience in diverse engineering fields, as well as multiple independent engineers. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting,  project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The engineering team also has developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed, from time to time.

BLEST has partnered with Garratt-Callahan, a national industrial water treatment company, to develop and then sell custom wastewater treatment equipment to recycle water from commercial facilities. Garratt-Callahan plans to launch commercial sales of the new systems in late 2021 or early 2022. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BLEST is also working with Garratt Callahan to expand sales of other BioLargo products. While early, the parties are working closely together and have successfully sold other BioLargo products to customers within the Garratt Callahan network of customers.

In the second quarter of 2021, BLEST was notified of several important contract awards of significance that have the potential to increase the company’s operating cash flow and support the subsidiary’s role of commercializing BioLargo’s patented technologies. The new contract wins are for work with 1) a resin manufacturing facility, 2) a dairy farm, 3) a new project at Picatinny Arsenal, one of the company’s long-time customers, 4) a potato processing plant, and 5) a US Air Force base, adding to the other seven bases already served by the company. Together, the new contracts are worth more than $1.2 million in revenue, most of which will be earned over the next six months.

New Technology – Mineral Extraction

At the request of a client, BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. As a result of this invention, the client is planning a substantial long-term project expected to generate for the client over $1B in revenues, while avoiding expensive soil remediation costs. We are in negotiations to take the lead as project engineer/operator. We believe there are multiple similarly situated industrial waste sites across the country and around the world that would benefit from our newly developed process, and, as resources permit, we intend to explore these opportunities.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located on campus at the University of Alberta, Edmonton, Canada, that developed and is commercializing our Advanced Oxidation System (AOS).  The AOS is our patented water treatment device that generates a series of highly oxidative species of iodine and other molecules that, because of its proprietary configuration and inner constituents, allow it to eliminate pathogenic organisms and organic contaminants as water passes through the device. The key value proposition of the AOS is its ability to eliminate a wide variety of contaminants with high performance while consuming extremely low levels of input electricity and extremely low levels of chemistry inputs – a trait made possible by the complex set of highly oxidative iodine compounds generated within the AOS reactor. Our proof-of-concept studies and case studies have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. This value proposition may enable advanced water treatment in applications where it otherwise would have been prohibitively costly, especially where energy efficiency is a key driver for buying decisions. Secondly, the AOS has been proven effective against certain soluble organic molecules, pharmaceuticals and a host of other micropollutants which are difficult to treat with other conventional tertiary water treatment technologies like UV. This characteristic of the AOS may offer a significant incentive for prospective customers to choose this technology over established incumbents because of the need in certain contexts to address these hard-to-treat contaminants, in addition to traditional targets of tertiary treatment like microorganisms.

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

Capabilities and characteristics of the BioLargo AOS have been published in peer-reviewed academic papers. In early 2021, the laboratory of Dr. Greg Goss, one of the company’s academic partners, published a paper about the technology’s ability to effectively remove micropollutants from wastewater and abrogate the negative biological effects of those micropollutants on aquatic life. The paper concluded that he AOS is “a promising and environmentally friendly technology for wastewater treatment, remediation, and management”. In June of 2021, the laboratory of Dr. Kimura-Hara published a paper about the safety of water treated by the AOS, specifically with regards to the low levels of disinfection by-products (DBPs) generated by the technology. The paper concluded that the levels of DBPs generated by the AOS were comparable to those found in ordinary tap water. The company is actively working to publish additional peer-reviewed scientific papers, as these are crucial tools in marketing emerging water treatment technologies and aid decision-makers at customer and partner organizations in recognizing the technical and scientific merits of the technology relative to incumbents in the field.

Sunworks Farm Pilot

We are continuing our efforts to establish our first commercial pilot for the AOS system at a poultry and livestock farm in Alberta, Canada. Our plans to have installed a fully functional treatment train featuring our AOS water system at the client’s farm in the third quarter of 2021 have been delayed by the ongoing Canadian pandemic lockdowns and negotiations to finalize the project scope and confirm financing from the government agencies. When complete, the system will be the first of its kind to allow for the complete reuse of this industrial wastewater, and, provided we obtain the appropriate government regulatory permissions, will allow the client to significantly save on water costs and expand production. We expect the project to set a precedent for the AOS and BioLargo’s total water treatment solutions for future customers seeking water reuse, or even “zero liquid discharge” systems, and we believe will lead to follow-up projects with customers who follow Sunworks’ example.

Municipal Wastewater Treatment Pilot - Montreal

BioLargo Water has commenced a second commercial-scale AOS demonstration pilot, which was installed at a municipal wastewater treatment facility near Montreal, Quebec, that is being run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau (CTE). The purpose of the project is to assess the AOS (and eventually, an AEC unit to be added on to the treatment train) as effective, cost-efficient, and complementary solutions for disinfecting and eliminating a broad range of recalcitrant contaminants from municipal wastewater in an operating wastewater treatment plant. Our engineers have been working onsite to refine the treatment operations and have begun testing treated water. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology.

Clyra is launching a prescription-only product to be used by orthopedic surgeons to reduce infections in knee and hip replacement surgeries. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products.

EPA Registration of CupriDyne Plus

We are actively working to obtain an EPA registration for CupriDyne Plus for a number of different applications. CupriDyne Plus has the potential to offer a safer, more environmentally friendly alternative to bleach and other common antimicrobials for applications like hard surface disinfection, sanitization of non-porous non-food contact surfaces, disinfection of air, textiles, and more. Our scientists have conducted many of the tests required for EPA registration. Based on our extensive work, we are confident it meets the minimum performance requirements required for EPA registration as a disinfectant and/or surface sanitizer. We have met with and presented data to officials at the EPA for the purpose of refining our product and determining additional data requirements, and have retained a firm specializing in EPA registration work to help us through the process. Our efforts with the EPA have been slower than expected as government agencies catch up on pandemic related work backlogs. While we are not able to predict the results of any EPA application we submit, or the time it will take to complete the process, we believe the market opportunities are large, with the U.S. market for surface disinfectants at more than $1 billion annually.

In Summary

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

With the retirement of the bulk of our convertible debt over the past year, and as we continue to achieve new technical and business accomplishments, we are experiencing a swell in customer awareness and market acceptance of our special skills to serve customers.

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

Our revenue increased for the three and six months ended June 30, 2021 by 11% and 20% as compared to the prior year periods.

Due to an 88% decrease in interest expense as a result of payment and conversion to equity of debt instruments in the past twelve months, our net loss for the three and six months ended June 30, 2021, decreased by 34% and 31% as compared to the prior year periods.

ONM Environmental

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, and by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenue increased for the three and six months ended June 30, 2021 by 6% and 7% as compared to the prior year periods.  Substantially all of its revenue is from sales of CupriDyne Clean products and related system installations. The COVID-19 pandemic continues to impact sales, as it remains more difficult to meet face-to-face with potential clients, and, as the pandemic has disrupted operations of businesses in general, landfill and refuse transfer station operators are less concerned about odor emissions than they were pre-pandemic. We do not know if these two trends will continue, and whether our sales into the waste management industry will reclaim their upward trend. During 2021, ONM Environmental has invested considerable time and resources working with a number of distributors and resellers in preparation of the launch of consumer products.  While these have not yet generated meaningful revenues, our third-party partners are working diligently to professionally launch consumer products over the next few months. ONM has and continues to earn a reputation for quality and service for its construction, misting system design, installation and service capabilities resulting in an expanding opportunity to work by and through existing engineering services companies throughout the waste handling and public works industries.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, ONM Environmental’s costs of goods was 47% and 51% in the three and six months ended June 30, 2021, versus 38% and 40% in the same periods in 2020. The increase in cost of goods was due to new government-sector clients and jobs on which we are required to pay higher (so-called “prevailing”) wages to our employees resulting in increased labor charges.

Net Loss (ONM Environmental)

For the three and six months ended June 30, 2021, ONM Environmental generated $318,000 and $638,000 in revenue, a gross margin of $167,000 and $311,000, and had total costs and expenses of $275,000 and $596,000, resulting in a net loss of $108,000 and $285,000.

For the three and six months ended June 30, 2020, ONM Environmental generated $299,000 and $596,000 in revenue, a gross margin of $186,000 and $354,000, and had total costs and expenses of $321,000 and $641,000, resulting in a net loss of $135,000 and $279,000.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $146,000 and $274,000 of revenues from third party clients in the three and six months ended June 30, 2021, versus $119,000 and $260,000 in revenue in comparable periods in 2020.  BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system, development of the AEC to combat the PFAS crisis (see “Development of AEC to Combat PFAS Crisis” above), and other new innovations which are largely attributable to research and development expense. The increase in third party revenues is due the addition of new contracts. BLEST has recently secured $1,200,000 in new contracts for services. To service these contracts, it will be required to hire more staff to meet the expanding demands. We do not believe the segment will begin generating a profit until it discontinues performing research and development work on behalf of BioLargo or BioLargo's operating units, or until it begins commercial sales of its innovations like the AEC or other water treatment products.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and six months ended June 30, 2021, its cost of services were 71% and 76% of its revenues, versus 77% and 80% cost of services in comparable periods in 2020. These fluctuations are a result of increases in efficiencies related to flat-fee monthly contracts.

Net Loss (BLEST)

For the three and six months ended June 30, 2021, BLEST generated $146,000 and $274,000 in revenue from third party clients, with a gross margin of $42,000 and $65,000, and had total costs and expenses of $234,000 and $438,000, resulting in a net loss of $192,000 and $373,000.

For the three and six months ended June 30, 2020, BLEST generated $120,000 and $280,000 in revenue, a gross margin of $27,000 and $56,000, and had total costs and expenses of $193,000 and $387,000, resulting in a net loss of $166,000 and $331,000.

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

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses and non-cash expenses (including non-cash stock option compensation expenses). Our SG&A expenses decreased by 17% ($325,000) and decreased by 3% ($107,000) in the three and six months ended June 30, 2021, compared to the same periods in 2020. Our non-cash expenses totaled $1,314,000 in the six months ended June 30, 2021, compared to $3,090,000 in the six months ended June 30, 2020. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed, a pandemic bonus was issued in stock options and as part of an employee retention program in 2020. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Six months ended:
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Salaries and payroll related	$628	$726	$1,360	$1,274
Professional fees	188	244	356	472
Consulting	212	396	615	684
Office expense	308	300	590	584
Sales and marketing	81	58	159	136
Investor relations	61	68	96	104
Board of director expense	69	63	134	130

The increase in salaries and payroll expenses in the six months ended June 30, 2021 versus 2020 is primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. The decline in the three months ended June 30, 2021 versus 2020 is consistent with reduced stock option grants to employees. Consulting expense decreased as we have reduced the use of consultants to identify business opportunities. The reduction in professional fees is largely due to the reduced use of outside legal counsel and other service providers.

Research and Development

In the three months and six months ended June 30, 2021, we spent $356,000 and $683,000 in the research and development of our technologies and products. This was consistent with the comparable periods in 2020.

Interest expense

Our interest expense for the three and six months ended June 30, 2021, was $89,000 and $182,000, a decrease of 88% compared with the same periods of 2020. Our interest expense includes interest from outstanding debt and it is related to the issuance of and modification of convertible promissory notes. Since March 31, 2020, we converted or paid almost $5,000,000 of debt. As such, we continue to expect our interest expense to be significantly lower in each quarterly period of the year ending December 31, 2021, as compared with the same periods in 2020.

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

Net Loss

Net loss for the three and six months ended June 30, 2021, was $1,790,000 and $3,668,000, a loss of $0.01 and $0.02 per share, compared to a net loss for the three and six months ended June 30, 2020, of $2,701,000 and $5,316,000, a loss of $0.01 and $0.03 per share. The 34% and 31% decrease in net loss is due primarily to a reduction in interest expense. As noted in above (see “Interest Expense”), the reduction of interest expense is directly related to our reduction of the use of debt instruments to finance our working capital requirements.

The net loss per business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
BioLargo corporate	(987)	(1,823)	(1,965)	(3,415)
ONM	(108)	(126)	(284)	(279)
Clyra Medical	(338)	(432)	(772)	(965)
BLEST	(190)	(165)	(373)	(331)
BioLargo Water	(167)	(155)	(274)	(326)
Net loss	(1,790)	(2,701)	(3,668)	(5,316)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2021, we had a net loss of $3,668,000, used $2,054,000 cash in operations, and at June 30, 2021, we had a working capital deficit of $380,000, and current assets of $2,052,000. We do not believe gross profits in 2021 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt, such as through our purchase agreement with Lincoln Park Capital. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the six months ended June 30, 2021, we generated revenues of $1,035,000 through our operational subsidiaries. (See Note 11.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or for our corporate operations or other business segments. Thus, we continued to sell securities to raise cash (see Note 3), and received additional grant aid through our Canadian subsidiary.

As of June 30, 2021, our cash and cash equivalents totaled $1,357,000. During the six months ended June 30, 2021 we made cash payments to retire debt obligations totaling $852,000 (see Note 4 and Note 9 (“Inventory Line of Credit”)). Our total liabilities included $200,000 due on a line of credit by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2023, and $1,007,000 owed by Clyra related to a 2018 acquisition with a maturity date that automatically extends each June (see Note 9, “Note Payable (Scion)”). We have $314,000 of loans issued as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program. We have applied for forgiveness of the entire balance owed on these loans and are awaiting decisions. We have a $150,000 loan accruing interest at 3.75% annually from the SBA’s Economic Injury Disaster Loan program that is payable over 30 years beginning August 2021.

During the six months ended June 30, 2021, we received $3,015,000 in proceeds from stock sales to Lincoln Park and $505,000 from stock sales from our 2020 Unit Offering (see Note 3). The cash we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from revenues, and third-party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits; our corporate operations currently generate cash through private offerings of stock, debt instruments, and warrants, and then provides supplemental capital to support to our various business segments as they advance their technologies, products and commercial efforts.

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

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management evaluated the effectiveness of our internal controls, and concluded that due to our limited financial and personnel resources, the fact that we operate our business in three distinct locations in the U.S. and Canada, and the lack of sophisticated reporting systems, we continue to have a material weakness in our internal controls with respect to the closing our financial statements. Until the company has the financial resources to implement more robust automated systems, or to hire additional dedicated accounting personnel, we expect this material weakness to continue.

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

During the three months ended June 30, 2021, pursuant to an offering commenced in May 2020 (the “2020 Unit Offering”), we sold 2,556,547 shares of our common stock and received $400,000 in gross and net proceeds from four accredited investors. In addition to the shares, we issued the investors six-month and a five-year warrants to purchase an aggregate 5,113,094 additional shares.

On June 30, 2021, we issued 172,059 shares of our common stock, and options to purchase 17,647 shares of our common stock, at $0.17 per share in lieu of $31,000 of accrued and unpaid obligations to consultants.

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

During the six months ended June 30, 2021 and 2020, we sold 18,526,309 and 3,198,358 shares, respectively, to Lincoln Park, and received $3,015,000 and $1,461,000, respectively, in gross and net proceeds. Subsequent to June 30, 2021, we continue to draw on the Purchase Agreement for working capital from time to time.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.8	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.9	Purchase Agreement, dated as of August 25, 2017 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	8/31/2017
4.10	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.11	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.12	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019
4.13	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.14	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.15	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.16	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.17	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.18	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020

4.19	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.20	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.21	Convertible Promissory Note issued to Tangiers Global, LLC dated January 31, 2019	Form 8-K	2/11/2019
4.22	Stock Purchase Warrant Issued to Lincoln Park Capital on January 31, 2019	Form 8-K	2/11/2019
4.23	OID twelve-month promissory note	Form 8-K	8/2/2019
4.24	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.25	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.26	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.27	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.28	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.29	Second Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.30	Amended and restated note issued to Vernal Bay on August 12, 2019	Form 10-Q	8/14/2019
4.31	Second Amendment dated August 12, 2019, to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
4.32	Amended and restated note issued to Chappy Bean on August 12, 2019	Form 8-K	5/19/2021
4.33	Third Amendment dated August 10, 2020 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	5/19/2021
4.34	Third Amendment dated August 10, 2020, to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
4.35	Final Payoff Agreement dated May 17, 2021 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	5/19/2021
4.36	Final Payoff Agreement dated May 18, 2021 to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	January 16, 2019 Engagement Extension Agreement by and between BioLargo, Inc. and Charles K. Dargan	Form 8-K	1/18/2019
10.6†	2020 Engagement Extension Agreement with CFO	Form 8-K	2/27/2020
10.7	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.8†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: August 16, 2021	By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 16, 2021	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer