Form 10-Q
period 2021-09-30
BIOLARGO, INC.
filed 2021-11-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2021 was 257,726,382 shares.

BIOLARGO, INC.

FORM 10-Q

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands, except for per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,098	$716
Accounts receivable, net of allowance	464	484
Inventories, net of allowance	250	277
Prepaid expenses and other current assets	99	28
Total current assets	1,911	1,505

Non-current assets
In-process research and development (Note 8)	2,150	2,150
Equipment, net of depreciation	64	60
Other non-current assets	35	35
Investment in South Korean joint venture	40	63
Right of use operating lease, net of amortization	296	341
Clyra Medical prepaid marketing (Note 9)	788	788
Total non-current assets	3,373	3,437
Total assets	$5,284	$4,942
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$424	$513
Debt obligations, net of discount and amortization (Note 4)	—	1,102
Deferred revenue	162	48
Customer deposits	79	—
Lease liability	114	114
Clyra Medical accounts payable and accrued expenses (Note 9)	729	536
Clyra Medical debt obligations (Note 9)	1,007	1,231
Total current liabilities	2,515	3,544
Long-term liabilities:
Debt obligations, net of discount and amortization (Note 4)	489	507
Clyra Medical line of credit (Note 9)	196	—
Lease liability	181	226
Common stock held for redemption (Note 9)	900	900
Total long-term liabilities	1,766	1,633
Total liabilities	4,281	5,177

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 255,368,553 and 225,885,682 Shares Issued, at September 30, 2021 and December 31, 2020	171	151
Additional paid-in capital	141,343	135,849
Accumulated other comprehensive loss	(110)	(101)
Accumulated deficit	(136,595)	(132,041)
Total BioLargo Inc. and subsidiaries stockholders’ equity (deficit)	4,809	3,858
Non-controlling interest (Notes 9 and 10)	(3,806)	(4,093)
Total stockholders’ equity (deficit)	1,003	(235)
Total liabilities and stockholders’ equity (deficit)	$5,284	$4,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		NINE MONTHS
	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020

Revenues
Product revenue	$431	$506	$1,190	$1,086
Service revenue	281	160	553	436
Total revenue	712	666	1,743	1,522

Cost of revenue
Cost of goods sold	(204)	(185)	(600)	(422)
Cost of service	(158)	(116)	(363)	(339)
Total cost of revenue	(362)	(301)	(963)	(761)
Gross profit	350	365	780	761

Selling, general and administrative expenses	1,461	1,927	4,766	5,345
Research and development	344	347	1,027	1,031
Operating loss:	(1,455)	(1,909)	(5,013)	(5,615)
Other (expense) income:
Interest expense	(26)	(318)	(208)	(1,823)
Loss on debt extinguishment	—	(228)	—	(442)
PPP loan forgiveness	—	—	43	—
Tax credit	21	65	50	109
Grant income	25	—	25	64
Total other expense:	18	(481)	(90)	(2,092)
Net loss	(1,435)	(2,390)	(5,103)	(7,707)

Net loss attributable to noncontrolling interest	(134)	(284)	(549)	(901)
Net loss attributable to common shareholders	$(1,301)	$(2,106)	$(4,554)	$(6,806)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average number of common shares outstanding:	252,912,561	210,212,946	243,529,117	182,959,765

Comprehensive loss:
Net loss	$(1,435)	$(2,390)	$(5,103)	$(7,707)
Foreign currency translation	(7)	(30)	(9)	(8)
Comprehensive loss	(1,442)	(2,420)	(5,112)	(7,715)
Comprehensive loss attributable to noncontrolling interest	(134)	(284)	(549)	(901)
Comprehensive loss attributable to common stockholders	$(1,308)	$(2,136)	$(4,563)	$(6,814)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	255,368,553	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrants and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Noncontrolling interest allocation	—	—	(313)	—	—	313	—
Clyra Medical securities offering	—	—	—	—	—	50	50
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772
Conversion of notes	1,966,439	1	327	—	—	—	328
Sale of common stock for cash	8,627,237	6	1,408	—	—	—	1,414
Issuance of common stock for service	357,132	—	60	—	—	—	60
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Stock option compensation expense	—	—	330	—	—	—	330
Clyra Medical stock option expense	—	—	102	—	—	—	102
Noncontrolling interest allocation	—	—	(314)	—	—	314	—
Net loss	—	—	—	(1,622)	—	(168)	(1,790)
Foreign currency translation	—	—	—	—	—	—	—
Balance, June 30, 2021	250,996,373	$168	$140,292	$(135,294)	$(103)	$(3,831)	$1,232
Sale of common stock for cash	3,306,708	2	598	—	—	—	600
Issuance of common stock for service	648,805	1	122	—	—	—	123
Issuance of common stock for warrant exercise	416,667	—	60	—	—	—	60
Stock option compensation expense	—	—	251	—	—	—	251
Clyra Medical stock option expense	—	—	179	—	—	—	179
Noncontrolling interest allocation	—	—	(159)	—	—	159	—
Net loss	—	—	—	(1,301)	—	(134)	(1,435)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Balance, September 30, 2021	255,368,553	$171	$141,343	$(136,595)	$(110)	$(3,806)	$1,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	3,387,649	2	432	—	—	—	434
Issuance of common stock for service	1,039,490	1	177	—	—	—	178
Issuance of common stock for interest	19,278	—	4	—	—	—	4
Sale of common stock for cash	4,848,305	3	898	—	—	—	901
Common stock issued as a financing fee; deferred offering costs	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	320	—	—	—	320
Deemed dividend for the change in accounting for derivative liability	—	—	100	(100)	—	—	—
Clyra Medical securities offering	—	—	15	—	—	10	25
Clyra Medical stock option expense	—	—	420	—	—	—	420
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(448)	—	—	448	—
Net loss	—	—	—	(2,274)	—	(342)	(2,616)
Balance, March 31, 2020	178,479,317	$119	$123,121	$(125,866)	$(99)	$89	$(2,636)
Conversion of notes	6,463,784	6	682	—	—	—	688
Issuance of common stock for service	1,774,033	1	271	—	—	—	272
Issuance of common stock for interest	297,001	—	30	—	—	—	30
Sale of common stock for cash	3,689,246	2	558	—	—	—	560
Stock option compensation expense	—	—	528	—	—	—	528
Clyra Medical securities offering	—	—	476	—	—	348	824
Clyra Medical stock option expense	—	—	20	—	—	—	20
Clyra Medical stock for other asset (See Note 2)	—	—	788	—	—	—	788
Noncontrolling interest allocation	—	—	4,401	—	—	(4,401)	—
Net loss	—	—	—	(2,425)	—	(275)	(2,700)
Foreign currency translation	—	—	—	—	22	—	22
Balance, June 30, 2020	190,703,381	$128	$130,875	$(128,291)	$(77)	$(4,239)	$(1,604)
Conversion of notes	23,306,528	16	2,389	—	—	—	2,405
Issuance of common stock for service	619,670	—	93	—	—	—	93
Issuance of common stock for interest	1,412,052	1	149	—	—	—	150
Sale of common stock for cash	5,640,509	3	916	—	—	—	919
Stock option compensation expense	—	—	499	—	—	—	499
Loss on extinguishment	—	—	228	—	—	—	228
Clyra Medical shares issued as a commitment fee	—	—	70	—	—	—	70
Clyra Medical stock option expense	—	—	140	—	—	—	140
Noncontrolling interest allocation	—	—	(326)	—	—	326	—
Net loss	—	—	—	(2,106)	—	(275)	(2,390)
Foreign currency translation	—	—	—	—	(30)	—	(30)
Balance, September 30, 2020	221,682,140	$148	$135,033	$(130,397)	$(107)	$(4,197)	$480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except for per share data)

(unaudited)

	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
Cash flows from operating activities
Net loss	$(5,103)	$(7,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,447	1,712
Common stock issued in lieu of salary to officers and fees for services from vendors	294	542
Common stock issued for interest	16	184
Interest expense related to amortization of the discount on convertible notes payable and line of credit	114	1,575
PPP loan forgiveness	(43)	—
Loss on extinguishment of debt	—	442
Loss on investment in South Korean joint venture	23	27
Bad debt expense	—	11
Depreciation expense	17	50
Changes in assets and liabilities:
Accounts receivable	20	(69)
Prepaid expenses and other current assets	(71)	(12)
Inventories	27	(273)
Customer deposits	79	(1)
Accounts payable and accrued expenses	(85)	(41)
Deferred revenue	114	37
Clyra Medical accounts payable and accrued expenses	189	205
Net cash used in operating activities	(2,962)	(3,318)
Cash flows from investing activities
Investment in South Korean joint venture	—	(100)
Purchase and sale of equipment	(21)	4
Net cash used in investing activities	(21)	(96)
Cash flows from financing activities
Proceeds from sales of common stock	4,120	2,380
Proceeds from the sale of stock in Clyra Medical	50	849
Proceeds from payroll protection program loan	—	507
Proceeds from line of credit Clyra Medical	—	200
Exercise of warrants	60	—
Payment of debt obligations	(828)	(25)
Payment of Clyra Medical debt obligations	(28)	(27)
Net cash provided by financing activities	3,374	3,884
Net effect of foreign currency translation	(9)	(8)
Net change in cash	382	462
Cash at beginning of period	716	655
Cash at end of period	$1,098	$1,117
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$81
Income taxes	$—	$2
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$35	$—
Lincoln Park deferred offering costs, recorded as additional paid-in capital	$—	$(122)
Conversion of notes payable to common stock	$328	$3,526
Exchange of consulting services for Clyra common shares	$—	$788
Increase in liability to Clyra Medical shareholder	$—	$129
Fair Value of Clyra shares issued as a commitment fee	$—	$70
Deemed dividend	$—	$100
Allocation of noncontrolling interest	$786	$4,513

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2021, we had a net loss of $5,103,000, used $2,962,000 cash in operations, and at September 30, 2021, we had a working capital deficit of $604,000, and current assets of $1,911,000. During the nine months ended September 30, 2021, we generated revenues of $1,743,000 through our operational subsidiaries. (See Note 11.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or contribute to our corporate operations. As our gross profits are not sufficient to fund our current level of operations, we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

As of September 30, 2021, our cash and cash equivalents totaled $1,098,000.  During the nine months ended September 30, 2021 we made cash payments to retire debt obligations totaling $856,000 (see Note 4 and Note 9 (“Inventory Line of Credit”)).  Our total debt as of September 30, 2021 was $1,717,000. Of that amount, $1,203,000 is owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) as follows: (i) a note with a maturity date that automatically extends each June (see Note 9, “Note Payable (Scion)”), and (ii) a line of credit totaling $196,000, due in June 2023. Our remaining $514,000 of debt includes (i) $314,000 of loans issued as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (for which we have applied for forgiveness), (ii) a $150,000 loan accruing interest at 3.75% annually from the SBA’s Economic Injury Disaster Loan program that is payable over 30 years beginning August 2022, and (iii) a $50,000 convertible note due in March 2023, net of discount.

During the nine months ended September 30, 2021, we received $3,545,000 in proceeds from sales of our common stock to Lincoln Park and $575,000 from stock sales from our 2020 Unit Offering (see Note 3). The cash we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash compensation, and we anticipate that we will continue to be able to do so in the future. In the nine months ended September 30, 2021, our CEO and CSO accepted stock in lieu of $43,000 in unpaid salary, and other employees, vendors and consultants accepted stock and options in lieu of $408,000 owed to them. Our CFO has also agreed to receive options to purchase our common stock in lieu of cash, (see Note 5, “Chief Financial Officer Extension”) as compensation for his services. Each has indicated a willingness to do so in the future.

The foregoing factors raise substantial doubt about our ability to continue as a going concern. Ultimately, our ability to continue as a going concern is dependent upon our ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2021 and December 31, 2020, our cash balances were made up of the following (in thousands):

	September 30, 2021	December 31, 2020
BioLargo, Inc. and subsidiaries	$1,064	$637
Clyra Medical Technologies, Inc.	34	79
Total	$1,098	$716

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  September 30, 2021 was $12,000 and at December 31, 2020, was $13,000.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the nine months ended September 30, 2021 and 2020, we had the following customers that accounted for more than 10% of consolidated revenues, as follows:

	September 30, 2021	September 30, 2020
Customer A	14%	<10%
Customer B	11%	<10%
Customer C	<10%	12%
Customer D	12%	<10%

We had three customers that each accounted for more than 10% of consolidated accounts receivable at September 30, 2021, and two customers at December 31, 2020, as follows:

	September 30, 2021	December 31, 2020
Customer C	19%	<10%
Customer D	16%	<10%
Customer E	13%	<10%
Customer F	<10%	32%
Customer G	<10%	10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  September 30, 2021, and December 31, 2020, was $3,000. Inventories consisted of (in thousands):

	September 30, 2021	December 31, 2020
Raw material	$100	$111
Finished goods	150	166
Total	$250	$277

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture incurred a loss during the three and nine months ended September 30, 2021, and our 40% ownership share reduced our investment interest by $0 and $23,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2021 and 2020, management determined that there was no impairment of its long-lived assets, including its In-process Research and Development (see Note 8).

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2021 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2021 and 2020:

	2021				2020
	Non Plan	2018 Plan			Non Plan			2018 Plan
Risk free interest rate	1.73%	0.93	–	1.73%	0.66	–	1.02%	0.64	–	1.90%
Expected volatility	124%	121	–	124%	129	-	131%	126	–	133%
Expected dividend yield	—		—			—			—
Forfeiture rate	—		—			—			—
Life in years	10		10			10			10

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2021, and December 31, 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2021. Accordingly, a 100% valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of September 30, 2021 and December 31, 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

In accordance with ASC 842, the Company elects to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time.  As of September 30, 2021, the right of use assets on our balance sheet related to our operating leases total $296,000.

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

During the nine months ended September 30, 2021 and 2020, we sold 21,444,128 and 9,692,613 shares, respectively, to Lincoln Park, and received $3,545,000 and $1,588,000 in gross and net proceeds, respectively. Subsequent to September 30, 2021, we continue to draw on the Purchase Agreement for working capital from time to time (see Note 13).

2020 Unit Offering

During the nine months ended September 30, 2021 and 2020, pursuant to an offering commenced in March 2020, we sold 3,820,436 and 2,318,194 shares, respectively, of our common stock and received $575,000 and $367,000, respectively, in gross and net proceeds, from a total of nine accredited investors. In addition to the shares, we issued each investor a nine-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of September 30, 2021, and December 31, 2020 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 9, “Debt Obligations of Clyra Medical”).

	September 30 2021 (Unaudited)	December 31, 2020
Current portion of debt:
Note payable, matures on demand 60 days’ notice (or March 8, 2023)	$—	$50
Line of credit, matures on 30-day demand	—	50
Total notes payable and line of credit	$—	$100

Convertible notes payable:
Convertible note payable, matures April 20, 2021	$—	$100
Convertible note payable, matures August 9, 2021	—	600
Convertible notes, mature August 12 and 16, 2021	—	406
Total convertible notes payable	—	1,106
Debt discount, net of amortization	—	(104)
Total current liabilities	—	1,102

Long-term debt:
Convertible note payable, matures March 1, 2023	$50	$—
Debt discount, net of amortization	(25)	—
SBA Paycheck Protection Program loans	314	357
SBA EIDL Loan	150	150
Total long-term liabilities	489	507
Total	$489	$1,609

For the nine months ended September 30, 2021 and 2020, we recorded $208,000 and $1,823,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable, and coupon interest from our note payable, convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose during the nine months ended September 30, 2021 and 2020. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 30, 2021.

Cash payment of debt obligations

On August 13, 2021, we paid $178,000 in cash to Vernal Bay Investments, LLC, as payment of one-half the outstanding principal on the convertible note scheduled to mature on August 12, 2021. In addition, we issued 1,272,321 shares of our common stock to pay the remaining principal and interest due on the note.

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

Conversion of Debt into shares of common stock

On May 18, 2021, we converted to equity a promissory note that was scheduled to mature on August 18, 2021, in the principal balance of $50,000 into 294,118 shares of our common stock.

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

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On September 30, 2021, we issued 61,842 shares of our common stock at $0.19 per share in lieu of $12,000 of accrued and unpaid salary to our officers. On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

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

Payment of Consultant Fees

On September 30, 2021, we issued 586,963 shares of our common stock at $0.19 per share in lieu of $71,000 of accrued and unpaid salary to consultants. On June 30, 2021, we issued 357,132 shares of our common stock at $0.17 per share in lieu of $60,000 of accrued and unpaid obligations to consultants. On March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share in lieu of $81,000 of accrued and unpaid obligations to consultants.

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

Payment of Accrued Interest

During the nine months ended September 30, 2021, we issued 81,777 shares of our common stock at $0.17 per share in lieu of $16,000 of accrued and unpaid interest. No shares were issued in the three months ended September 30, 2021.

On September 30, 2020, we issued 1,415,221 shares of our common stock at $0.11 per share in lieu of $150,000 of accrued and unpaid interest. On June 30, 2020, we issued 594,428 shares of our common stock at $0.16 per share in lieu of $30,000 of accrued and unpaid interest.  On March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share in lieu of $4,000 of accrued interest.

Stock Option Expense

During the nine months ended September 30, 2021 and 2020, we recorded an aggregate $1,005,000 and $1,347,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 9 for information on stock option expense for options issued by subsidiary Clyra.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity for our stock options under the 2018 Plan for the nine months ended September 30, 2021 and September 30, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	3,686,462	0.13	–	0.23	0.19
Expired	—		—		—
Balance, September 30, 2021	22,591,987	$0.12	–	0.43	$0.19
Non-vested	(4,797,058)	0.12	–	0.40	0.21
Vested, September 30, 2021	17,754,929	$0.12	–	0.43	$0.18	$474,000

Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Granted	9,738,196	0.15	–	0.22	0.15
Expired	(1,546,518)	0.16	–	0.34	0.26
Balance, September 30, 2020	17,406,034	$0.16	–	0.43	$0.20

(1) Aggregate intrinsic value based on closing common stock price of $0.19 at September 30, 2021.

The options granted to purchase 3,686,462 shares during the nine months ended September 30, 2021 were issued to an officer, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our CFO as described below; (ii) we issued options to purchase 1,049,024 shares of our common stock at an exercise price on the respective grant date of $0.17 and $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $198,000; (iii) we issued options to purchase 1,800,011 shares of our common stock to employees as part of an employee retention and expiring options plan at exercises price on the respective date ranging between $0.17 and $0.23 per share; the fair value of employee retention plan options totaled $327,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 537,427 shares of our common stock to consultants and employees in lieu of cash for unpaid obligations totaling $95,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Chief Financial Officer Contract Extension

On March 17, 2021, we and our Chief Financial Officer Charles K. Dargan, II, formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of February 25, 2020 (the “Engagement Extension Agreement”) provides for an additional term to begin retroactively on October 1, 2019, and to expire January 31, 2022 (the “Extended Term”).

As compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of our common stock. The Option vests over the period of the Extended Term, with 200,000 shares having vested as of September 30, 2021, and the remaining 100,000 shares to vest monthly through January 31, 2022, so long as the agreement is in full force and effect. The Option is exercisable at $0.23 per share, the closing price of our common stock on March 17, 2021, expires ten years from the grant date, and was issued pursuant to the 2018 Equity Incentive Plan. The fair value of these options totaled $49,000, which expense is recorded ratably over the twelve-month agreement term.

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

2007 Equity Incentive Plan

On September 7, 2007, and as amended April 29, 2011, the BioLargo, Inc. 2007 Equity Incentive Plan (“2007 Plan”) was adopted as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years, which expired on September 7, 2017. The Board’s Compensation Committee administers this plan. A\s plan administrator, the Compensation Committee has sole discretion to set the price of the options. As of September 2017, the Plan was closed to further stock option grants.

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2021 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(1,769,008)	0.39	-	0.51	0.40
Balance, September 30, 2021	3,920,355	$0.23	–	1.65	$0.45	$—

Balance, December 31, 2019	8,769,451	$0.23	–	0.94	$0.42
Expired	(2,899,425)	0.39	–	0.58	0.38
Balance, September 30, 2020	5,870,026	$0.23	–	1.65	$0.44

(1) – Aggregate intrinsic value based on closing common stock price of $0.19 at September 30, 2021.

Non-Plan Options issued

Activity of our non-plan stock options issued for the nine months ended September 30, 2021 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956		0.23		0.23
Expired	(800,000)		1.00		1.00
Balance, September 30, 2021	19,993,539	$0.17	–	1.00	$0.39
Non-vested	(1,810,010)	0.17	–	0.45	0.45
Vested, September 30, 2021	18,183,529	$0.17	–	1.00	$0.38	$59,000

Balance, December 31, 2019	19,888,718	$0.23	–	1.00	$0.41
Granted	820,476	0.15	–	0.21	0.16
Balance, September 30, 2020	20,709,194	$0.15	–	1.00	$0.40
(1)	– Aggregate intrinsic value based on closing common stock price of $0.19 at September 30, 2021.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

During the nine months ended September 30, 2020, we issued options to purchase 820,476 shares of our common stock at exercise prices ranging between $0.17 – $0.21 per share to vendors for fees for service. The fair value of the options issued totaled $135,000, is recorded in our selling, general and administrative expense.

Note 6. Warrants

We issued warrants to purchase our common stock, at various prices for the nine months ended September 30, 2021 and 2020, is as follows:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	7,865,872	0.14	–	0.26	0.20
Exercised	(416,667)		$0.14		0.14
Expired	(2,743,406)	0.12	–	0.70	0.59
Balance, September 30, 2021	37,686,788	$0.12	–	1.00	$0.27	$140,000

Balance, December 31, 2019	43,231,161	$0.16	–	1.00	$0.35
Issued	5,427,648	0.13	-	0.24	0.20
Expired	(14,272,820)	0.40	-	0.49	0.46
Balance, September 30, 2020	34,385,989	$0.16	–	1.00	$0.29
(1)	Aggregate intrinsic value based on closing common stock price of $0.19 at September 30, 2021

Warrants issued in 2020 Unit Offering

During the nine months ended September 30, 2021, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,820,436 shares of our common stock at exercise prices between $0.14 – 0.22 per share, and five-year stock purchase warrants to purchase an aggregate 3,820,436 shares of our common stock at exercise prices between $0.18 – 0.27 per share.

On August 6, 2021 a holder of a six-month stock purchase warrant exercised the warrant and we received $60,000 and issued 416,667 shares of our common stock.

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

	September 30, 2021			September 30, 2020
Risk free interest rate		0.71%		0.15	-	0.23%
Expected volatility		100%		100	-	112%
Expected dividend yield		—			—
Forfeiture rate		—			—
Expected life in years	.5	–	5	0.33	–	5

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

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for our operations other than our partially-owned subsidiary Clyra Medical included the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and accrued expense	$220	$315
Accrued interest	25	42
Accrued payroll	179	156
Total accounts payable and accrued expenses	$424	$513

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

Note 9. Noncontrolling Interest – Clyra Medical

As discussed in Note 2, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 45% of its outstanding shares as of September 30, 2021.

Acquisition of In-process Research and Development

On September 26, 2018, Clyra Medical entered into a transaction with Scion for the purchase of its intellectual property, including its SkinDisc (see also Note 8). The consideration provided to Scion is subject to an escrow agreement (“Escrow Agreement”) and earn out provisions and includes: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 to be paid through new capital investments and revenue, as detailed below. This consideration was initially held in escrow pending Clyra Medical raising $1 million “base capital” to fund its business operations.

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 17, 2018, the parties entered into a closing agreement (“Closing Agreement”) reflecting the satisfaction of the obligation to raise $1 million “base capital”; at that time, one-half of the shares of Clyra Medical common stock exchanged for the Scion assets were released to Scion. The remaining Clyra Medical common shares remain subject to the Escrow Agreement’s performance metrics, each vesting one-fifth of the remaining shares of common stock: (a) notification of FDA premarket clearance of certain orthopedics products, or recognition by Clyra Medical of $100,000 gross revenue; (b) the recognition by Clyra Medical of $100,000 in aggregate gross revenue; (c) the granting of all or any part of the patent application for the SkinDisc product, or recognition by Clyra Medical of $500,000 in gross revenue; (d) recognition by Clyra Medical of $1 million in aggregate gross revenue; and (e) recognition by Clyra Medical of $2 million in gross revenue. As of September 30, 2021, a total of 9,300 shares remain in escrow, the difference having been vested in accordance with the performance metrics.

Debt Obligations of Clyra Medical

Note Payable (Scion)

In conjunction with the transaction in which certain intellectual property was purchased from Scion, Clyra issued a promissory note to Scion in the principal amount of $1,250,000 on September 26, 2018 (“Clyra-Scion Note”), accruing interest at an annual rate of 5%. Clyra is obligated to make principal and interest payments periodically, based on a percent (25%) of investment proceeds, and 5% of revenues. Payments are due annually each June 26th until paid. At September 30, 2021 and December 31, 2020, the balance due on the Clyra Medical Note Payable totaled $1,007,000. On June 26, 2021, the maturity date of the note automatically extended by one year, to June 26, 2022.

Inventory Line of Credit

On September 30, 2020, Clyra entered into a one-year revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit to Clyra.  Clyra has received $260,000 in draws since the inception of the line of credit.

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

During the nine months ended September 30, 2021, we made payments on the line of credit totaling $28,000. In April, 2021, Vernal agreed to extend the maturity date by one year, to June 30, 2022. Clyra agreed to make interest-only payments through August 31, 2021, and then, in addition to interest payments, principal payments equal to the greater of (i) $7,500 and (ii) 40% of product sales beginning September 2021, for nine months, and thereafter the greater of (i) $7,500 and (ii) 60% of product sales.

As of September 30, 2021, the balance outstanding on this line of credit totals $196,000.

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

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clyra Medical Equity transactions

As of September 30, 2021, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	45%
Sanatio Capital	18,704	17%
Scion Solutions	21,700	20%
Other	19,280	18%
Total	108,891

The above amounts do not include an additional 9,300 shares held in escrow subject to performance metrics that have not been met.

Sales of Common Shares

During the nine months ended September 30, 2021 and 2020 Clyra raised $50,000 and $849,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of December 31, 2020, the Company had issued options to purchase 11,411 shares of Clyra stock. During the nine months ended September 30, 2021 and 2020, Clyra issued options to purchase 2,074 and 2,685 shares of its common stock, respectively. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the nine months ended September 30, 2021 and 2020 totaled $442,000 and $580,000, respectively. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	September 30, 2021	December 31, 2020
Accounts payable and accrued expense	$551	$402
Accrued interest	51	32
Accrued payroll	127	102
Total Clyra Medical accounts payable and accrued expenses	$729	$536

Note 10. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”).  (See Note 11, “Business Segment Information”.) The company was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially had no “profit interest,” as that term is defined in Tennessee law. The Class B members can earn up to a 30% profit interest. They were also granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a vesting schedule tied to the performance of the subsidiary to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied. As of September 30, 2021, management holds 6.25% profit interests in the company, and have vested 437,500 shares in the BioLargo options. The vesting of option shares during the nine months ended September 30, 2020, resulted in a fair value totaling $65,000 recorded on our consolidated statement of operations as selling, general and administrative expense. No shares have vested during the nine months ended September 30, 2021.

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
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations and product development (located in Oak Ridge, Tennessee); and
4.	BioLargo Water (“Water”) -- our Canadian team of scientists and engineers focused on refining and commercializing our AOS water treatment system, and supporting our other research and development efforts.

Historically, none of our operating business units have operated at a profit and therefore each required additional cash to meet its monthly expenses. The additional sources of the cash to fund the shortfall from operations of ONM, BLEST and BioLargo Water have been provided by BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has primarily been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity.

The segment information for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
BioLargo corporate	$—	$—	$7	$—
ONM	420	356	1,058	952
BLEST	416	334	1,070	778
Water	2	124	11	21
Clyra Medical	9	21	119	145
Intersegment revenue (BLEST)	(135)	(169)	(522)	(374)
Total	$712	$666	$1,743	$1,522

Operating loss
BioLargo corporate	$(868)	$(870)	$(2,726)	$(2,970)
ONM	(72)	(144)	(355)	(431)
Clyra Medical	(219)	(491)	(958)	(1,219)
BLEST	(140)	(298)	(513)	(465)
Water	(156)	(106)	(461)	(530)
Total	$(1,455)	$(1,909)	$(5,013)	$(5,615)

Interest expense
BioLargo corporate	$(6)	$(281)	$(112)	$(1,761)
Clyra Medical	(20)	(37)	(96)	(62)
Total	$(26)	$(318)	$(208)	$(1,823)

Research and development expense
BioLargo corporate	$(220)	$(259)	$(765)	$(580)
Clyra Medical	(20)	(68)	(53)	(129)
BLEST	(130)	(106)	(358)	(272)
Water	(109)	(83)	(366)	(83)
Intersegment R&D	135	169	515	350
Total	$(344)	$(347)	$(1,027)	$(1,031)

BIOLARGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The segment information for September 30, 2021 and December 31, 2020, is as follows (in thousands):

As September 30, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$805	$449	$1,030	$390	$171	$(47)	$2,798
Right of use	170	—	—	126	—	—	296
Investment in South Korean joint venture	40	—	—	—	—	—	40
Intangible assets	2,150	—	—	—	—	—	2,150

As of December 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$388	$624	$1,125	$188	$105	$(42)	$2,388
Right of use	215	—	—	126	—	—	341
Investment in South Korean joint venture	63	—	—	—	—	—	63
Intangible assets	2,150	—	—	—	—	—	2,150

Note 12. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the nine months ended September 30, 2021 and 2020, rental expense was $170,000 and $167,000, respectively.  As of September 30, 2021, our weighted average remaining lease term is two years and the total remaining operating lease payments is $390,000.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Sales to Lincoln Park

From October 1, 2021, through November 11, 2021, we sold 2,357,829 shares of our common stock to Lincoln Park (see Note 3), and received $395,000 in gross and net proceeds.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2021, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation, and BioLargo Development Corp., a California corporation, (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination, advanced water and wastewater treatment, industrial odor and VOC control, air quality control, and infection control. Having conducted over thirteen years of extensive research and development, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. We invent or acquire novel technologies and develop them to maturity through our operating subsidiaries using cutting-edge scientific and engineering methodologies. With a keen emphasis on partnerships with academic, government, and commercial organizations and associations, BioLargo has proven itself with over 80 awarded grants and numerous pilot projects. We monetize through direct sales, recurring service contracts, licensing agreements, strategic joint venture formation and/or the sale of the IP.

The past few months was marked by important advancements in the commercialization of our innovative cleantech products and a notable financial performance improvement of our engineering subsidiary, which far surpassed its previous quarterly and monthly revenue records. We launched the first phase of the commercial roll-out of our PFAS water treatment business, the commercial testing of contaminated water provided by prospective clients as part of our “PFAS Testing Program”. As part of our Garratt-Callahan partnership, we designed and manufactured the first unit of a new water treatment technology based on their patented process that is expected to result in first sales in Q1 of 2022. We launched a new partnership for a consumer pet odor product with a group of experienced marketing professionals which is now in its test-marketing phase with its first television commercials now on the air. Finally, our AOS technology pilot project at the wastewater treatment plant near Montreal confirmed that our technology is faster and more energy efficient at removing micropollutants from real wastewater than other technologies. In this section, we’ll discuss each of these milestones in detail.

Formula for Success: Technology, Talent and Purpose

Technology

BioLargo has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through our internal resources, and some through acquisition. These include patents, patents pending, and trade secrets that include solutions for:

●	Water decontamination, including:

o	Removal of per- and poly-fluoroalkyl substances (PFAS) from drinking and ground water

o	Micropollutant destruction and removal

o	Legionella detection and water treatment solutions

●	Air quality controls and systems including odor and VOC control

●	Mineral processing

●	Infection control

●	Wound management

●	Regenerative tissue therapy

●	Disinfection

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

Development of AEC to Combat PFAS Crisis

Our engineers at BLEST have developed a novel water treatment system, called the AEC (Aqueous Electrostatic Concentrator), that removes per- and poly-fluoroalkyl substances (PFAS) from water at a fraction of the cost of the most commonly used solutions (carbon filtration and reverse osmosis). PFAS chemicals can cause cancer, infertility, asthma, and other health problems, are present in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. PFAS water contamination is a significant problem worldwide. In the United States, PFAS chemicals have been estimated to be present in the blood of 98% of the population and have been linked to a plethora of health problems including high cholesterol, liver dysfunction, immune disorders, and various cancers. Thousands of communities so far in the U.S. have been proven to be affected by PFAS water contamination. In Orange County, California, where our corporate offices are located, more than 40 drinking water wells have been taken out of service due to PFAS contamination, and county officials estimate that treating the wells using existing technologies will cost more than $200 million in capital costs and more than $400 million in maintenance and operating costs, with a total cost over 30 years of more than $1 billion. Operational costs include the cost to dispose of PFAS-laden filters, filtration media, or ion exchange media. Our technology significantly reduces these costs, as it concentrates the PFAS chemicals onto special membranes, resulting in lower disposal costs because our technology generates approximately 1/1000 the amount of PFAS-laden waste by weight.

In July we announced our multi-phased commercial approach to treat PFAS contaminated water with our AEC water treatment system: (1) off-site treatment of client supplied water, (2) on-site pilot treatment at client location, and (3) full-scale operation. In the first step, we will receive contaminated water from a potential client, evaluate the properties of the water in order to ensure optimization of our equipment, treat the water with the AEC, and then send the water to an independent laboratory for analysis to confirm the PFAS molecules have been removed in accordance with Federal, State or client specifications. The first phase serves as a “proof of concept” to give the client confidence in moving to the next phase – installation of on-site pilot-level equipment to remove PFAS contaminates in real-world client setting. Once piloting is complete, BioLargo would offer customized commercial-scale systems to each client.

Testing of water provided by our first prospective PFAS treatment client, a large municipality in Southern California, has proven that BioLargo’s PFAS treatment technology can remove all PFAS compounds of regulatory interest to below State and Federal standards while operating under acceptable parameters of flow rate and energy consumption. BioLargo engineers are conducting further testing to optimize operation of the AEC with the prospective client’s water to meet the client’s internal targets for final PFAS concentration. Testing of water from a second prospective client, an agency of the Federal government, is expected to begin next week. Testing of water from both of these clients was delayed due to logistical challenges including shipping delays out of our control.

Governments and industry are actively seeking less expensive and/or more effective technologies and processes to eliminate PFAS from groundwater and drinking water. The U.S. Environmental Protection Agency (“EPA”) has made finding an economical solution a priority, announcing in February 2021 final regulatory determinations on the safe maximum levels of PFAS in drinking water, paving the way for regulating the chemicals through the Safe Drinking Water Act and creating a regulatory environment where municipalities will be required to install technologies that help remove PFAS from their drinking water supplies prior to distribution. In March 2021, a bipartisan group in the House of Representatives introduced a bill to regulate PFAS titled the PFAS Action Act of 2021; on July 21, 2021, the House passed the bill and sent it to the Senate for consideration. As passed by the House, the proposed legislation would establish a national drinking water standard for select PFAS chemicals under the Safe Drinking Water Act, limit industrial discharges under the Clean Water Act, and provide $200 million annually to assist water utilities and treatment facilities to remove PFAS chemicals from their water. The bill would also restrict incineration of PFAS-containing wastes under the Clean Air Act, which could significantly limit the use of the most common treatment strategy: carbon filtration followed by carbon incineration. When PFAS-laden carbon is incinerated, not only does it produce vast volumes of greenhouse gases such as carbon dioxide, but evidence suggests volatile fluorochemicals like carbon tetrafluoride, hexafluoroethane, and hydrogen fluoride are released into the air which may have serious human health impacts on adjacent communities. Our technology can be disposed of ways other than incineration, and when it is incinerated, it is incinerated in a fraction of the volume of carbon filtration equivalents.

In October of 2021, the EPA released its PFAS Strategic Roadmap, outlining the agency’s multifaceted strategy to regulate and remediate PFAS over the next three years and beyond. As part of their roadmap, the EPA announced their intent to regulate certain PFAS compounds as hazardous substances regulated under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), an action that would 1) make PFAS-contaminated sites eligible for Superfund funding, and 2) create more stringent disposal and handling requirements for PFAS compounds and PFAS-laden waste, such as that produced by certain water treatment technologies in the process of treatment. BioLargo anticipates that this action will have a beneficial effect on the relative value proposition of our technology, which produces less PFAS-laden waste than other technologies.

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

ONM Environmental - Industrial Odor and VOC Solutions

ONM Environmental, Inc. is BioLargo’s subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and volatile organic compounds (“VOCs”) emitted from a variety of industrial activities, including landfills and other waste handling facilities. Its flagship product, CupriDyne® Clean, reduces and eliminates tough odors and VOCs in various industrial settings. CupriDyne Clean is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. In response to customer demand for expanded services, ONM Environmental now holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

We have been and expect to continue selling product to the largest solid waste handling companies in the country, with a significant portion of chemistry product sales resulting from national purchasing agreements (NPAs) with large waste handling companies. We also have a number of potential partners actively engaged in commercial trials around the globe and we are actively in discussion with a number of groups to leverage our commercial focus through distribution partnerships.

In the past quarter, ONM Environmental was awarded an exclusive three-year supply contract with a large municipality in Southern California for the delivery of CupriDyne Clean, which will provide a steady source of chemistry supply revenue for the company over the next three years.

ONM Environmental offers a deodorizing and sanitizing technology, called EcoMist®, that is installed directly onto waste collection vehicles and automatically sprays odor control products and/or sanitizer into refuse bins or dumpsters during the waste collection process. EcoMist® is an “out-of-the-box” product, allowing customers to install the system themselves, and will thus not require a significant investment in logistics and servicing to support sales. ONM Environmental is focusing on selling the product to its current customers and garbage truck manufacturers.

Consumer Products

Ikigai Holdings, LLC, which was founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products, has licensed and begun testing a television commercial it developed for a CupriDyne-based household pet odor removal product and a laundry additive for pet related odors under brand name “Pooph”. It will evaluate testing results, and has advised us that if its test marketing phase is successful, will launch the product with the goal to sell to the major retailers in the United States (e.g., Walmart, Target, etc.). Ikigai has represented that subject to the successful launch of these two initial products additional products would be considered. Ikigai has reported that in its first week of test marketing that Ikigai was seeing “very promising results”, and that the next few weeks would be critical in evaluating their expectations of volume and velocity, two critical metrics to support expanded investment.

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

In association with Garratt-Callahan, a national industrial water treatment company, BLEST is developing a “minimal liquid discharge” wastewater treatment system based on Garratt-Callahan proprietary technology that would industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan plans to begin selling the new systems in early 2022. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. In recent weeks, BioLargo’s engineers have just finished building the first full-scale prototype of this new technology and will soon be testing it with water provided by two Garratt-Callahan customers.

In the second quarter of 2021, BLEST was notified of several important contract awards of significance that have the potential to increase the company’s operating cash flow and support the subsidiary’s role of commercializing BioLargo’s patented technologies. The new contract wins are for work with 1) a resin manufacturing facility, 2) a dairy farm, 3) a new project at Picatinny Arsenal, one of the company’s long-time customers, 4) a potato processing plant, and 5) a US Air Force base, adding to the other seven bases already served by the company. Together, the new contracts are worth more than $1.2 million in revenue. To-date, BLEST has completed over half of the work for these projects, with one of the larger projects having been delayed several months, now expected to complete in early to mid-2022. These contracts contributed significantly to BLEST’s quarter-over-quarter revenue growth of 92% and its record monthly revenue in October 2021.

New Technology – Mineral Extraction

BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. A substantial long-term project for a particular client is in the planning stages, and we are working to facilitate the organization of this project as engineer/operator.  We believe our technology may have application to other similarly situated industrial waste sites. At this time, we have not dedicated budget or resources to pursue such opportunities.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located in Edmonton, Alberta, Canada, that developed and is attempting to commercialize our Advanced Oxidation water treatment system (AOS). The AOS is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to rapidly and effectively eliminate pathogenic organisms and organic contaminants as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance while using very little electricity and input chemicals. This is made possible by the highly oxidative iodine compounds and reactive oxygen species generated within the AOS reactor as well as the unique and proprietary physical constitution and geometry of the reactor. Our proof-of-concept studies and on-site pilot projects have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. Furthermore, our technology has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. Together, these characteristics make the AOS an economical and versatile tool to enable wastewater treatment and reuse in the face of emerging water contaminants and increasing regulatory scrutiny on industrial wastewater discharge.

BioLargo’s AOS water treatment technology has completed several pre-commercial demonstration pilots, including one at a poultry farm in Alberta, one at a microbrewery in Southern California, and another in Southern California where stormwater was treated by the AOS. It has an ongoing pilot near Montreal to treat municipal wastewater. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically. The company plans to secure agreements for commercial trials with suitable early-adopter industrial and agricultural wastewater treatment customers in 2021 and 2022 as part of its plan to directly market the technology for its first revenue-generating projects. Given the successful validation of the pre-commercial trial work, we had planned to begin our first commercial trial at the Sunworks Farm, in Alberta Canada, but due to circumstances beyond our control, the project will not move forward. Our team in Canada is already in discussions with other potential early-adopters in the agriculture space, and provincial grant funding which was committed to the Sunworks farm project has been allowed to be allocated toward a different prospective customer site.

Capabilities and characteristics of the BioLargo AOS have been published in peer-reviewed academic papers. In early 2021, the laboratory of Dr. Greg Goss, one of the company’s academic partners, published a paper about the technology’s ability to effectively remove micropollutants from wastewater and abrogate the negative biological effects of those micropollutants on aquatic life. The paper concluded that he AOS is “a promising and environmentally friendly technology for wastewater treatment, remediation, and management”. In June of 2021, the laboratory of Dr. Kimura-Hara published a paper about the safety of water treated by the AOS, specifically with regards to the low levels of disinfection by-products (DBPs) generated by the technology. The paper concluded that the levels of DBPs generated by the AOS were comparable to those found in ordinary tap water. Another recent and important peer-reviewed scientific paper was published confirming that AOS generates highly energetic iodine molecules, establishing the foundational scientific principles about why the AOS is a powerful, efficient, and novel water treatment technology. The company is actively working to publish additional peer-reviewed scientific papers, as these are crucial tools in marketing emerging water treatment technologies and aid decision-makers at customer and partner organizations in recognizing the technical and scientific merits of the technology relative to incumbents in the field.

Municipal Wastewater Treatment Pilot - Montreal

Our commercial-scale AOS demonstration pilot (run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau (CTE)) at a municipal wastewater treatment plant near Montreal, Quebec, is ongoing and providing important data that shows the AOS is removing five target pharmaceuticals from the wastewater faster and using less electricity than existing technologies. Micropollutants are a class of water contaminants that traditional water treatment technologies struggle to remove from water, and which are the subject of increasing regulatory and public concern around the world. Management believes the ability to remove micropollutants from wastewater quickly and with energy efficiency will make the AOS an attractive product for municipal wastewater treatment customers.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology. It is launching a product to be used by surgeons generally, with a first target market aimed toward orthopedic surgeons for use as a wound irrigation solution and to help manage patient care and outcomes.  During the last quarter Clyra successfully secured its first hospital customer for its product. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products.

Other Developing Relationships

We signed a "memorandum of understanding" with Aquaco Resources, Inc., a newly formed water company with a mission to provide agricultural property owners with a property action plan to reduce the risks of drought and climate change by managing water with water reserves and reuse and discharge compliance. The memorandum of understanding contemplates the sale of BioLargo products and engineering services to future Aquaco customers.

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

Our revenue increased for the three and nine months ended September 30, 2021 by 7% and 15% to $712,000 and $1,743,000 respectively, as compared to the prior year periods.

Due primarily to an 88% decrease in interest expense as a result of payment and conversion to equity of debt instruments in the past twelve months, our net loss for the three and nine months ended September 30, 2021, decreased by 40% and 34% to $1,435,000 and $5,103,000 respectively, as compared to the prior year periods.

ONM Environmental

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, and by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenue increased for the three and nine months ended September 30, 2021 by 18% and 11% as compared to the prior year periods.  Substantially all of its revenue is from sales of CupriDyne Clean products and related system installations. The COVID-19 pandemic continues to impact sales, as it remains more difficult to meet face-to-face with potential clients, and, as the pandemic continues to disrupt operations of businesses in general, landfill and refuse transfer station operators are less concerned about odor emissions than they were pre-pandemic. We do not know if these trends will continue. During 2021, ONM Environmental has invested considerable time and resources working with a number of distributors and resellers in preparation of the launch of consumer products.  ONM has and continues to earn a reputation for quality and service for its construction, misting system design, installation and service capabilities resulting in an expanding opportunity to work by and through existing engineering services companies throughout the waste handling and public works industries.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, ONM Environmental’s costs of goods was 48% and 50% in the three and nine months ended September 30, 2021, versus 36% and 39% in the same periods in 2020. The increase in cost of goods was due to new government-sector clients and jobs on which we are required to pay higher (so-called “prevailing”) wages to our employees resulting in increased labor charges, and the shift in sales of CupriDyne Clean to services related to the installation of CupriDyne Clean delivery systems, which has lower margins.

Net Loss (ONM Environmental)

For the three and nine months ended September 30, 2021, ONM Environmental generated $420,000 and $1,058,000 in revenue, a gross margin of $222,000 and $532,000, and had total costs and expenses of $294,000 and $887,000, which included a reduction in SG&A of $109,000 from the nine months ended September 30, 2020 due to a reduction in salaries. This resulted in a net loss of $72,000 and $355,000, respectively.

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

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $281,000 and $553,000 of revenues from third party clients in the three and nine months ended September 30, 2021, versus $113,000 and $436,000 in revenue in comparable periods in 2020.  BLEST revenues reported on our consolidated statement of operations do not include work performed on internal BioLargo projects, such as its further engineering and development of the AOS water filtration system, development of the AEC to combat the PFAS crisis (see “Development of AEC to Combat PFAS Crisis” above), and other new innovations which are largely attributable to research and development expense. The increase in third party revenues is due the addition of new contracts. With a current backlog of work, BLEST will need to hire more staff to meet the expanding demands on its staff. These efforts are underway presently.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and nine months ended September 30, 2021, its cost of services were 56% and 67% of its revenues, versus 72% and 78% cost of services in comparable periods in 2020. These fluctuations are a result of increases in efficiencies related to flat-fee contracts.

Net Loss (BLEST)

For the three and nine months ended September 30, 2021, BLEST generated $281,000 and $555,000 in revenue from third party clients, with a gross margin of $125,000 and $187,000, and had total costs and expenses of $261,000 and $700,000, resulting in a net loss of $136,000 and $513,000.

For the nine months ended September 30, 2020, BLEST generated $436,000 in revenue, a gross margin of $94,000, and had total costs and expenses of $572,000, resulting in a net loss of $478,000. It is important to note that BLEST’s net loss would be reduced significantly or eliminated if it were an outside contract-for-hire company getting paid for services to our water company or our industrial odor and VOC control operating unit or their R &D activities to BioLargo.

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

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses and non-cash expenses (including non-cash stock option compensation expenses).  Our SG&A expenses decreased by 24% ($466,000) and 11% ($579,000) in the three and nine months ended September 30, 2021, compared to the same periods in 2020.  Our non-cash expenses totaled $1,831,000 in the nine months ended September 30, 2021, compared to $4,013,000 in the nine months ended September 30, 2020. Our employees, vendors and consultants chose to receive a greater number of stock and stock options in lieu of cash owed, a pandemic bonus was issued in stock options and as part of an employee retention program in 2020. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Nine months ended:
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Salaries and payroll related	$552	$786	$1,912	$2,061
Professional fees	149	125	500	597
Consulting	189	449	805	1,134
Office expense	311	350	900	750
Sales and marketing	96	114	255	250
Investor relations	100	35	196	139
Board of director expense	64	68	198	198

The salaries and payroll related decrease is consistent with reduced stock option grants to employees. Consulting expense decreased as we have reduced the use of consultants to identify business opportunities and we have stopped selling the Clyraguard product. The reduction in professional fees is largely due to the reduced use of outside legal counsel and other service providers.

Research and Development

In the three months and nine months ended September 30, 2021, we spent $344,000 and $1,027,000 in the research and development of our technologies and products. This was consistent with the comparable periods in 2020.

Interest expense

Our interest expense for the three and nine months ended September 30, 2021, was $26,000 and $208,000, a decrease of 90% compared with the same periods of 2020.  Our interest expense includes interest from outstanding debt as well as the issuance of and modification of convertible promissory notes.  Since March 31, 2020, we converted or paid almost $5,000,000 of debt. As such, we continue to expect our interest expense to be significantly lower in each quarterly period of the year ending December 31, 2021, as compared with the same periods in 2020.

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

Net Loss

Net loss for the three and nine months ended September 30, 2021, was $1,435,000 and $5,103,000, a loss of $0.01 and $0.02 per share, compared to a net loss for the three and nine months ended September 30, 2020, of $2,390,000 and $7,707,000, a loss of $0.01 and $0.04 per share. The 40% and 30% decrease in net loss is due primarily to a reduction in interest expense. As noted in above (see “Interest Expense”), the reduction of interest expense is directly related to our reduction of the use of debt instruments to finance our working capital requirements.

The net loss per business segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
BioLargo corporate	(851)	(1,374)	(2,813)	(4,954)
ONM	(72)	(142)	(355)	(421)
Clyra Medical	(239)	(528)	(1,011)	(1,493)
BLEST	(136)	(298)	(513)	(465)
BioLargo Water	(137)	(48)	(411)	(374)
Net loss	(1,435)	(2,390)	(5,103)	(7,707)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2021, we had a net loss of $5,103,000, used $2,962,000 cash in operations, and at September 30, 2021, we had a working capital deficit of $604,000, and current assets of $1,911,000. During the nine months ended September 30, 2021, we generated revenues of $1,743,000 through our operational subsidiaries. (See Note 11.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or contribute to our corporate operations. As our gross profits are not sufficient to fund our current level of operations, we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

As of September 30, 2021, our cash and cash equivalents totaled $1,098,000.  During the nine months ended September 30, 2021 we made cash payments to retire debt obligations totaling $856,000 (see Note 4 and Note 9 (“Inventory Line of Credit”)).  Our total debt as of September 30, 2021 was $1,717,000. Of that amount, $1,203,000 is owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) as follows: (i) a note with a maturity date that automatically extends each June (see Note 9, “Note Payable (Scion)”), and (ii) a line of credit totaling $196,000, due in June 2023. Our remaining $514,000 of debt includes (i) $314,000 of loans issued as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (for which we have applied for forgiveness), (ii) a $150,000 loan accruing interest at 3.75% annually from the SBA’s Economic Injury Disaster Loan program that is payable over 30 years beginning August 2022, and (iii) a $50,000 convertible note due in March 2023, net of discount.

During the nine months ended September 30, 2021, we received $3,545,000 in proceeds from sales of our common stock to Lincoln Park and $575,000 from stock sales from our 2020 Unit Offering (see Note 3). The cash we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

To reduce our operational cash burdens, we regularly issue officers and vendors stock or options in lieu of cash compensation, and we anticipate that we will continue to be able to do so in the future. In the nine months ended September 30, 2021, our CEO and CSO accepted stock in lieu of $43,000 in unpaid salary, and other employees, vendors and consultants accepted stock and options in lieu of $408,000 owed to them. Our CFO has also agreed to receive options to purchase our common stock in lieu of cash, (see Note 5, “Chief Financial Officer Extension”) as compensation for his services. Each has indicated a willingness to do so in the future.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from the sales of products (one of which is now discontinued), and third-party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits; our corporate operations currently generate cash through private offerings of stock, debt instruments, and warrants, and then provides supplemental capital to support to our various business segments as they advance their technologies, products and commercial efforts.

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

Item 4.            Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2021, pursuant to an offering commenced in May 2020 (the “2020 Unit Offering”), we sold 388,889 shares of our common stock and received $70,000 in gross and net proceeds from four accredited investors. In addition to the shares, we issued the investor nine-month and a five-year warrants to purchase each 388,889 additional shares.

On September 30, 2021, we issued 172,059 shares of our common stock, and options to purchase 17,647 shares of our common stock, at $0.17 per share in lieu of $31,000 of accrued and unpaid obligations to consultants.

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

During the nine months ended September 30, 2021 and 2020, we sold 21,444,128 and 3,198,358 shares, respectively, to Lincoln Park, and received $3,545,000 and $1,461,000, respectively, in gross and net proceeds. Subsequent to September 30, 2021, we continue to draw on the Purchase Agreement for working capital from time to time.

Item 6.            Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	Convertible Promissory Note issued to Vista Capital Investments LLC dated January 7, 2019	Form 8-K	1/11/2019
4.8	Form of Warrant issued to One Year Note holder dated December 30, 2016	Form S-1	1/25/2017
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.10	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.11	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.12	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.13	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.14	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.15	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.16	OID twelve-month promissory note	Form 8-K	8/2/2019
4.17	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.18	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.19	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.20	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.21	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.22	Second Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.23	Amended and restated note issued to Vernal Bay on August 12, 2019	Form 10-Q	8/14/2019
4.24	Second Amendment dated August 12, 2019, to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
4.25	Final Payoff Agreement dated May 17, 2021 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	5/19/2021
4.26	Final Payoff Agreement dated May 18, 2021 to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.3	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.4†	2020 Engagement Extension Agreement with CFO	Form 8-K	2/27/2020
10.5	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.6†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: November 15, 2021	By:	/s/ DENNIS P. CALVERT
Dennis P. Calvert
Chief Executive Officer

Date: November 15, 2021	By:	/s/ CHARLES K. DARGAN, II
Chief Financial Officer