Form 10-K
period 2021-12-31
BIOLARGO, INC.
filed 2022-03-31
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,823,965.

The number of shares outstanding of the issuer’s class of common equity as of March 30, 2022, was 262,722,515. No preferred shares are issued or outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held June 2, 2022.

PART I

ITEM 1. BUSINESS

USE OF FORWARD-LOOKING STATEMENTS IN THIS REPORT

This annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. These forward-looking statements include, but are not limited to, predictions regarding:

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

When we refer in this report to “BioLargo,” the “Company,” “our Company,” “we,” “us” and “our,” we mean BioLargo, Inc., and our subsidiaries, including BioLargo Life Technologies, Inc., which holds our intellectual property; ONM Environmental, Inc., which manufactures, markets, sells and distributes our odor and volatile organic compound control products; BioLargo Water Investment Group, Inc., which owns our Canadian subsidiary BioLargo Water, Inc., which develops and markets our AOS water treatment technologies; BioLargo Engineering, Science & Technologies, LLC, a professional engineering services division; and BioLargo Development Corp., which employs and provides benefits to our employees. We also own approximately 56% of Clyra Medical Technologies, Inc. (“Clyra Medical”) as of December 31, 2021, an entity we formed to commercialize our technologies in the medical and dental fields.

The information contained in this Annual Report is as of December 31, 2021, unless expressly stated otherwise.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination, advanced water and wastewater treatment, industrial odor and VOC control, air quality control, infection control, and myriad environmental remediation challenges. Having conducted continual and extensive research and development, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. We invent or acquire novel technologies and develop them to maturity through our operating subsidiaries using cutting-edge scientific and engineering methodologies. With a keen emphasis on partnerships with academic, government, and commercial organizations and associations, BioLargo has proven itself by executing on challenging environmental engineering projects, demonstrating its powerful technologies through pilots, trials, and early commercial adoption, publishing high-impact academic and industry publications, and winning over 80 grants. We monetize our innovations through direct sales, recurring service contracts, licensing agreements, strategic joint venture formation and/or the sale of the IP.

The past year held a shift in focus at BioLargo toward the development and commercial execution of several key business initiatives with the potential to generate significant organizational and revenue growth for the company. Three of these projects in particular represent the dominant catalysts for near-term monetization of our core technologies and engineering services. Those are: 1) the advancement of our PFAS removal system, the Aqueous Electrostatic Concentrator (AEC), toward commercial trials with leading customers in the industry (including the federal government) most notably by the in-house piloting of the technology with client-provided water sources in preparation for commercial field trials which are organizing now, 2) the design, manufacture, pre-trial testing, and preparation for field trials with first customers of a novel “minimal liquid discharge” wastewater treatment system in partnership with Garratt-Callahan, the largest privately held water treatment company in America with more than 100 years history, and 3) the manufacture and successful launch of a new pet odor control product based on BioLargo’s intellectual properly launched by our partners at Ikigai Marketing Works, LLC, a venture aimed at building a nationally-branded disruptive new pet odor control brand for ultimate distribution into big-box retailers and sale to a national consumer products company.

Three main factors differentiate 2021 from the years that preceded it for BioLargo. First, we have built our credibility as cleantech technology innovators and environmental engineering service providers to the point where industry stakeholders, clients, and prospective partners rightfully view us as an effective and reliable means to solve their challenges. This has resulted in partners like Garratt-Callahan, Ikigai, and more approaching BioLargo for high-value projects. This “critical mass” of credibility as a cleantech solutions provider is a result of our investments in our talented team of engineers and scientists, our history of developing creative and powerful new technologies, and our track record of executing complex engineering projects. Secondly, in 2021 our core patented water treatment technologies, the BioLargo Advanced Oxidation System (AOS) and Aqueous Electrostatic Concentrator (AEC), were demonstrated in successful pilot projects, either on-site at a prospective client’s facility, or in-house with client-provided contaminated waters. Both of these technologies are now primed for commercialization and monetization. Third, our balance sheet continued to improve throughout 2021, with the near-elimination of debt to the point where only one $50,000 convertible note due in 2023 and $464,000 of covid-related low-interest U.S. Small Business Administration loans are owed, in addition to the elimination of debt owed by our partially owned subsidiary Clyra Medical Technologies.

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

Combating the PFAS Crisis – the AEC

Our engineers have developed a novel water treatment system, called the AEC (Aqueous Electrostatic Concentrator), that removes per- and poly-fluoroalkyl substances (PFAS) from water at a fraction of the cost of the most commonly used solutions (carbon filtration and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and multiple other health problems, are present in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe. The U.S. Geological Survey estimates that 20% of privately-owned water wells and 60% of publicly owned wells in the United States are contaminated with PFAS chemicals. In Orange County, California, where our corporate offices are located, more than 60 drinking water wells have been taken out of service due to PFAS contamination, and county officials estimate that treating the wells using existing technologies will cost more than $200 million in capital costs and more than $400 million in maintenance and operating costs (which include disposal of PFAS-laden filters or media), with a total cost over 30 years of more than $1 billion. Our technology can significantly reduce these costs, as it concentrates the PFAS chemicals onto special membranes, resulting in lower disposal costs because our technology generates approximately 1/1000 the amount of PFAS-laden waste by weight.

Governments and industry are actively seeking less expensive and/or more effective technologies and processes to eliminate PFAS from groundwater and drinking water. The U.S. Environmental Protection Agency (“EPA”) has made finding an economical solution a priority, announcing in February 2021 final regulatory determinations on the safe maximum levels of PFAS in drinking water, paving the way for regulating the chemicals through the Safe Drinking Water Act and creating a regulatory environment where municipalities will be required to install technologies that help remove PFAS from their drinking water supplies prior to distribution. In March 2021, a bipartisan group in the House of Representatives introduced a bill to regulate PFAS titled the PFAS Action Act of 2021; on July 21, 2021, the House passed the bill and sent it to the Senate, where it is still awaiting a final vote. As passed by the House, the proposed legislation would establish a national drinking water standard for select PFAS chemicals under the Safe Drinking Water Act, limit industrial discharges under the Clean Water Act, and provide $200 million annually to assist water utilities and treatment facilities to remove PFAS chemicals from their water. The bill would also restrict incineration of PFAS-containing wastes under the Clean Air Act, which could significantly limit the use of the most common treatment strategy: carbon filtration followed by carbon incineration. When PFAS-laden carbon is incinerated, not only does it produce vast volumes of greenhouse gases such as carbon dioxide, but evidence suggests volatile fluorochemicals like carbon tetrafluoride, hexafluoroethane, and hydrogen fluoride are released into the air which may have serious human health impacts on adjacent communities. Our technology can be disposed of ways other than incineration, and when it is incinerated, it is incinerated in a fraction of the volume of carbon filtration equivalents.

In October 2021, the EPA released its PFAS Strategic Roadmap, outlining the agency’s multifaceted strategy to regulate and remediate PFAS over the next three years and beyond. As part of their roadmap, the EPA announced their intent to regulate certain PFAS compounds as hazardous substances regulated under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), an action that would 1) make PFAS-contaminated sites eligible for Superfund funding, and 2) create more stringent disposal and handling requirements for PFAS compounds and PFAS-laden waste, such as that produced by certain water treatment technologies in the process of treatment. BioLargo anticipates that this regulatory action will have a disproportionately beneficial effect on the relative value proposition of our technology, which produces less PFAS-laden waste than other technologies. Also in October, the EPA began the process of creating rules that designate four of the worst-offending PFAS compounds as hazardous chemicals under the Resource Conservation and Recovery Act (RCRA), an action intended to empower the EPA to mandate the cleanup of sites found to be contaminated with those PFAS compounds.

There are three main markets for PFAS water treatment in the U.S., each of which we intend to address in the coming years. The first is municipal water treatment – that is water which needs treatment for PFAS before it can be distributed to the public or water that must be treated from a wastewater treatment plant. Southern California, Michigan and Wisconsin may be hotbeds for this market, as those states have adopted stringent regulations on PFAS limits in drinking water and wastewater, and municipalities in those states have been moving to adopt new PFAS treatment technologies more quickly than in other states. The second market is military bases, where the use of PFAS-containing fire-fighting foam has contaminated the soil and groundwater across the country. The third market is treatment for water intake or outfalls of industrial facilities that use PFAS compounds in manufacturing and other industrial processes. As our engineers are already providing environmental engineering services on U.S. Air Force bases, we believe that work may lead to sales in that arena. Estimates for the size of the overall PFAS water treatment market vary wildly, due largely to the fact that it is an emerging market, but most estimates place its size over the next ten years in the billions of dollars per year.

Selection and integration of new water and wastewater treatment equipment at a municipal facility, including for PFAS treatment, is often a multi-million-dollar decision with wide-ranging and long-lasting consequences. Our customer acquisition process for the AEC is therefore comprehensive and has the goal of assuring municipal or government decision-makers that the AEC is the right choice for their treatment needs, and that it will perform as-advertised over the course of its lifespan. To do this, our customer onboarding process is as follows: (1) off-site treatment of client-supplied water to quantify PFAS treatment by the AEC with their specific water chemistry, (2) on-site pilot treatment at client location to verify the AEC’s efficacy in real-world conditions, and (3) full-scale operation. The first step involves receiving contaminated water from potential clients, evaluate the properties of the water in order to ensure optimization of our equipment, treat the water with the AEC, and then send the water to an independent laboratory for analysis to confirm the PFAS molecules have been removed in accordance with Federal, State or client specifications. The first phase serves as a “proof of concept” to give the client confidence in moving to the next phase – installation of on-site pilot-level equipment to remove PFAS contaminates in real-world client setting. Once piloting is complete, BioLargo would offer customized commercial-scale systems to each client. Once our systems are operational at a customer location, we would then deliver ongoing maintenance and service as well as a disposal and component replacement program for the collected PFAS.

Testing of water provided by our first prospective PFAS treatment client, a large municipality in Southern California, has proven that BioLargo’s PFAS treatment technology can remove all PFAS compounds of regulatory interest to below their limits of quantification (i.e., “elimination”) while operating under acceptable parameters of flow rate and energy consumption. BioLargo’s engineers are finalizing a techno-economic report for the client that will be integral for establishing in-field trials at the client’s facilities, as well as at other prospective customers’ sites. Testing of water from a second prospective client, an agency of the Federal government, has also been done successfully, although the company is still awaiting final analytical data from the University of Tennessee to validate the results. In both cases, the in-house testing on client-provided waters is a key step in the client onboarding process for this technology, and management is confident that in-field piloting and commercial trials will follow.

We are currently working with a number of potential customers to analyze the cost/benefit of our AEC system as an alternative to competing solutions. We also are negotiating with two channel partners as well as a number of independent manufacturer’s representatives to develop a comprehensive selling and distribution network. We expect these efforts to accelerate as we demonstrate success in our early commercial projects.

ONM Environmental – Industrial Odor and VOC Solutions

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

ONM Environmental offers a deodorizing and sanitizing technology, called EcoMist®, that can be installed directly onto waste collection vehicles and automatically sprays odor control products and/or sanitizer into refuse bins or dumpsters during the waste collection process. EcoMist® is an “out-of-the-box” product, allowing customers to install the system themselves, and will thus not require a significant investment in logistics and servicing to support sales. ONM Environmental is focusing on selling the product to its current customers and garbage truck manufacturers.

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

In addition to growing its revenues organically through the sale of odor and VOC control chemistry and air quality control systems to its primary market segment (municipal solid waste handling in California), ONM Environmental aims to accelerate its growth through development of new sales and distribution channels. Some of these, including our partnership with Ikigai Marketing Works, LLC (see Consumer Products below) and our joint venture with BKT Co. Ltd. in South Korea (see South Korean Joint Venture) are already actively advancing toward their end-goal, which is to foster new distribution opportunities for our patented odor and VOC control chemistry without being limited by our own sales and distribution infrastructure. Additional new opportunities for distribution channels are presently being developed, including in new vertical market segments such as pulp and paper, wastewater, oil and gas, construction, and the auto industry, as well as in new geographical markets including South and Central America. Company management will provide more information on each of these emerging partnerships as they each become finalized.

Consumer Products

Ikigai Marketing Works, LLC, which was founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products, has licensed from us a CupriDyne-based household pet odor removal product and a laundry additive for pet related odors. After development of television commercials and a successful test marketing campaign, they are beginning a national advertising campaign, and plan to launch the products in major retailers in the United States (e.g., Walmart, Target, etc.).

South Korean Joint Venture

On February 12, 2020, we executed a “Joint Venture Framework Agreement” with a leading wastewater treatment solution provider based in South Korea (BKT Co. Ltd., “BKT”), to create a South Korean entity that would manufacture odor and VOC control products based on our CupriDyne Clean products. We own 40% of the joint venture. Although the joint venture established manufacturing and is marketing the product, the COVID-19 pandemic significantly impacted the expected growth of the company, and continues to do so as the country of South Korea continues implementing measures to reduce infections. Management at Odin reports that while initial sales have required extraordinary efforts, continued testing and trial success has reinforced its confidence in continued expansion of sales for the future.

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

In association with Garratt-Callahan, a national industrial water treatment company, BLEST is developing a “minimal liquid discharge” wastewater treatment system based on Garratt-Callahan proprietary technology that would industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan plans to begin selling the new systems in early 2022. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. In the past quarter, BioLargo’s engineers finished building the first full-scale prototype of this new technology and tested it with Garratt-Callahan client provided water, with Garratt-Callahan technical staff present on-site at BLEST’s facility. In this “factory acceptance” testing, the system removed over 98% of the target contaminants from water provided by a Garratt-Callahan client in continuous operation, in line with results achieved by Garratt-Callahan’s original bench-scale and batch processing tests. This factory acceptance testing was a necessary step before commercial trials with Garratt-Callahan customers can begin. The first customer has already been identified, and the first on-site field trial for that customer is currently being planned, starting with the design of a mobile treatment unit that will be installed at their facility. This work is underway.

In the second quarter of 2021, BLEST was notified of several important contract awards of significance that have the potential to increase the company’s operating cash flow and support the subsidiary’s role of commercializing BioLargo’s patented technologies. The new contract wins are for work with 1) a resin manufacturing facility, 2) a dairy farm, 3) a new project at Picatinny Arsenal, one of the company’s long-time customers, 4) a potato processing plant, and 5) a US Air Force base, adding to the other seven bases already served by the company. Together, the new contracts are worth more than $1.2 million in revenue. To-date, BLEST has completed the majority of these projects, with one of the larger projects having been delayed several months, now expected to complete in mid-2022.

Throughout 2021, BLEST’s revenues from contracts executed for external clients rose significantly, with both the third quarter and fourth quarters setting consecutive revenue records. This is largely a result of the large backlog of service contracts the subsidiary had built since the subsidiary’s inception, and the fact that the company has employed a larger number of 1099 contractors in 2021 to expand its engineering services capacity and execute backlogged projects.

New Technology – Mineral Extraction

BLEST developed a proprietary and patent-pending process to extract valuable minerals from certain types of industrial waste. A substantial long-term project for a client is in the planning stages, and we are working with the client in their efforts to secure project financing.  If the project becomes financed, we are contracted to support the project as engineer/operator with a minority equity stake and also a profit sharing arrangement as we serve as the long term project manager.  We believe our technology may have application to other similarly situated industrial waste sites which we intend to explore, although  at this time, we have not dedicated budget or resources to pursue such opportunities.

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

BioLargo’s AOS water treatment technology has completed several pre-commercial demonstration pilots, including one at a poultry farm in Alberta, one at a microbrewery in Southern California, and another in Southern California where stormwater was treated by the AOS. It has an ongoing pilot near Montreal to treat municipal wastewater. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically. Our team in Canada is in discussions with other potential early adopters in the agriculture space, and provincial grant funding which was committed to the Sunworks farm project has been allowed to be allocated toward a different prospective customer site.

Capabilities and characteristics of the BioLargo AOS have been published in peer-reviewed academic papers. In early 2021, the laboratory of Dr. Greg Goss, one of the company’s academic partners, published a paper about the technology’s ability to effectively remove micropollutants from wastewater and abrogate the negative biological effects of those micropollutants on aquatic life. The paper concluded that the AOS is “a promising and environmentally friendly technology for wastewater treatment, remediation, and management”. In June of 2021, the laboratory of Dr. Kimura-Hara published a paper about the safety of water treated by the AOS, specifically with regards to the low levels of disinfection by-products (DBPs) generated by the technology. The paper concluded that the levels of DBPs generated by the AOS were comparable to those found in ordinary tap water. Another recent and important peer-reviewed scientific paper was published confirming that AOS generates highly energetic iodine molecules, establishing the foundational scientific principles about why the AOS is a powerful, efficient, and novel water treatment technology. The company is actively working to publish additional peer-reviewed scientific papers, as these are crucial tools in marketing emerging water treatment technologies and aid decision-makers at customer and partner organizations in recognizing the technical and scientific merits of the technology relative to incumbents in the field.

Municipal Wastewater Treatment Pilot – Montreal

Our commercial-scale AOS demonstration pilot (run in partnership with acclaimed water experts at the Centre des Technologies de L’Eau) at a municipal wastewater treatment plant near Montreal, Quebec, is ongoing and providing important data that shows the AOS is removing five target pharmaceuticals from the wastewater faster and using less electricity than the ultraviolet disinfections system used in the facility. Notably, the pilot project also showed that the AOS was able to also remove total coliforms (bacteria) from the municipal wastewater more effectively than the UV disinfection system currently in use at the facility. Recently, a NSERC grant has extended the project to allow for use of a higher flow-rate AOS system, as well as removal of PFAS chemicals through the installation of a pilot AEC system.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology. It is launching a product to be used by surgeons generally, with a first target market aimed toward orthopedic surgeons for use as a wound irrigation solution and to help manage patient care and outcomes. Clyra has secured its first two hospital customers for the product, established a robust quality control system for FDA compliance, recruited a national director of sales, and is negotiating with three separate channel partners to form a commercial alliance. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products. In March 2022, Clyra and BioLargo entered into an agreement with Scion Solutions, LLC, whereby the intellectual property (primarily, the SkinDisc) acquired in September 2018 was returned to Scion, and in exchange Scion forgave the outstanding principal and interest due on the promissory note owed by Clyra with an outstanding principal amount of $1,007,000, returned all its shares of Clyra common stock, and its two principals forgave $305,000 in accounts payable owed to them. In addition to the SkinDisc intellectual property, Scion received 2,000,000 of the 5,000,000 shares it had earned from the September 2018 sale of SkinDisc to Clyra/BioLargo.

Other Developing Relationships

We signed a “memorandum of understanding” which was later modified to a Referral Agreement with Aquaco Resources, Inc., a newly formed water company with a mission to provide agricultural property owners with a property action plan to reduce the risks of drought and climate change by managing water with water reserves and reuse and discharge compliance. The current agreements contemplate the sale of BioLargo products and engineering services to future Aquaco customers. We are presently engaged in project evaluations and are preparing for delivery our first commercial bid to supply a water treatment solution to a client that developed by Aquaco.

EPA Registration of CupriDyne Plus

CupriDyne Plus has the potential to offer a safer, more environmentally friendly alternative to bleach and other common antimicrobials for applications like hard surface disinfection, sanitization of non-porous non-food contact surfaces, disinfection of air, textiles, and more. Based on our extensive scientific work, we are confident it meets the minimum performance requirements for EPA registration as a disinfectant and/or surface sanitizer.

We have met with and presented data to officials at the EPA for the purpose of refining our product and determining additional data requirements, and have retained a firm specializing in EPA registration work to help us through the process. Recently, we received a communication from the EPA providing clarity on an important factor in the EPA registration process – the number of “active ingredients” in our CupriDyne Plus formula we would be required to claim on our EPA application. Our regulatory consultant has been tasked to help determine the cost and time required to achieve an EPA registration for our CupriDyne Plus product.

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

We incurred approximately $1,367,000 and 1,338,000 in expense related to our research and development activities in the years ended December 31, 2021 and 2020, respectively.

We believe that our suite of intellectual property covers the presently targeted major areas of focus for our licensing strategy. The description of our intellectual property, at present, is as follows:

U.S. Patents

●            U.S. Patent 10,654,731, issued on May 19, 2020, 10,238,990, issued on March 26, 2019, and 10,051,866, issued on August 21, 2018, which protect our AOS system.

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

Our corporate offices are located at 14921 Chestnut St., Westminster, California 92683. We have a research facility and offices at the University of Alberta in Canada, and our engineering team is located at 105 Fordham Road in Oak Ridge, Tennessee. Our telephone number is (888) 400-2863. We operate through multiple wholly-owned subsidiary entities, including: BioLargo Life Technologies, Inc., to hold our intellectual property; ONM Environmental, Inc., to manufacture, market, sell and distribute our odor control products; BioLargo Water Investment Group, Inc., which is the sole owner of a Canadian subsidiary, BioLargo Water, Inc., for our Canadian research and development and AOS commercialization operations; and BioLargo Development Corp., through which our employees are employed. Additionally, we own 89% of BioLargo Engineering, Science & Technologies, LLC, our full service engineering firm in Oak Ridge, Tennessee, and 56% of Clyra Medical Technologies, Inc., formed to develop and market medical products based on our technology.

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

As of December 31, 2021, and as the date of this report, our executive officers were:

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

Employees

As of December 31, 2021, we had 27 full time employees. Our employees including professional engineers, masters of engineering, and PhDs, as well as sales, support and administrative personnel. We also utilize consultants and independent contractors on an as-needed basis who provide certain specified services, such as professional engineers used from time to time by our engineering group in Tennessee.

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

Risks Relating to our Business

COVID-19

The Covid-19 crisis creates an environment in which no person can be certain about what is next. It continues to evolve even two years after it began. The global reach and impact are far reaching and place extreme pressure on financing, sales, accounts receivable collection cycles, and any growth plan. We believe the Covid-19 virus crisis may have a delaying effect on our plans for growth and expansion. We urge the reader to consider our forward-looking statements in light of the extraordinary circumstances of today’s business, social and economic climate. While our company is mobilizing to be a solutions provider to help inhibit the spread of Covid-19, these business plans are not mature and may be more difficult that we expect.  While it may be reasonable to assume that the crisis will subside, we cannot be certain about the timing and a host of impacts that cannot be easily predicted to occur.

Supply Chain Challenges

As we emerge with new products like our AEC and AOS, that find adoption in the commercial markets, we will likely face supply chain challenges, including supply and pricing volatility, that will be beyond our control that might include steel, electrodes, membranes, electronic components (like chips), raw chemicals.  We predict that at some level we may face delays and or extended delivery times for systems sold to clients and that could lead to delays in our anticipated growth.

We have a history of losses, and cannot assure you that we will ever become or remain profitable.

We have not yet generated enough revenue or gross profit from operations to fund our expenses, and, accordingly, we have incurred net losses every year since our inception. We have funded the majority of our activities through the issuance of convertible debt or equity securities. Although we are devoting more energy and money to our sales and marketing activities, we continue to anticipate net losses and negative cash flow for the foreseeable future. Our ability to reach positive cash flow depends on many factors, including our ability to fund sales and marketing activities, and the rate of client adoption. There can be no assurance that our revenues will be sufficient for us to become profitable in 2022 or future years, or thereafter maintain profitability. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plan, including regulatory hurdles.

Our cash requirements are significant. We will continue to require additional financing to sustain our operations and without it we may not be able to continue operations.

Our cash requirements and expenses continue to be significant. Our net cash used in continuing operations for the year ended December 31, 2021, was $3,963,000, approximately $330,000 monthly average. During 2021, we generated $2,531,000 in consolidated gross revenues, approximately $211,000 monthly average. Thus, in order to become profitable, we must significantly increase our revenues.  Although our revenues are increasing through sales of our products and from our engineering division, we expect to continue to use cash in 2022 as it becomes available and to continue to sell our securities to fund operations.

At December 31, 2021, we had working capital of $427,000. Our auditor’s report for the year ended December 31, 2021, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional financing to continue these operations.

We have relied on private securities offerings, as well as Lincoln Park Capital (see below), to provide cash needed to close the gap between operational revenue and expenses. Our ability to rely on private financing may change if the United States enters a recession, if the Dow Industrial Average or Nasdaq composite decline significantly, if interest rates rise, if real estate values decline, if international events affect the global economy, or many other factors that impact private investors’ willingness to invest in high-risk companies. Thus, while we have been able to rely on private investments in the past, we may not be able to do so in the near future.

In the year ended December 31, 2021, we relied on our financing agreement with Lincoln Park Capital to sell shares and raise capital, as well as other private investors. In total, we received almost $5 million from stock sales, and issued approximately 30 million shares of stock to these investors.  These issuances are dilutive to our existing stockholders. We intend to continue these financing activities, and thus intend to continue to dilute the existing stockholders.

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

In the year ended December 31, 2021, we issued almost 30 million shares of our common stock in financing activities. Our private securities offerings typically offer convertible securities, including notes and warrants. Those warrants often include provisions that require investors to pay for the underlying shares with cash, which if executed would generate working capital for the company. Any additional capital that we raise would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the price of our common stock, such dilution in any financing of a significant amount could be substantial.

We may be required to seek stockholder approval to amend our charter to increase our authorized number of shares.

We have approximately 260 million common shares outstanding. We have reserved for further issuance approximately 1070 million shares: 6 million to Lincoln Park, 42 million in our 2018 Equity Plan, 19 million to “non-plan” option holders, and 37 million to warrant holders. As our Certificate of Incorporation authorizes us to issue 400 million shares, we currently have approximately 30 million shares available for future issuances. In order to continue financing our operations through the sale of our common stock or convertible securities, we will be required to seek stockholder approval to amend our charter to increase the number of shares authorized.  If our stockholders do not agree to increase the number of shares our Certificate of Incorporation authorizes us to issue, we may have to cease further financing activities. If we were forced to do so, we would run out of cash and may be forced to significantly curtail our operations.

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

Although our revenues have grown over the last several years, our revenue growth rate may slow over time for a number of reasons, including increasing competition, market saturation, slowing demand for our products and services, increasing regulatory costs and challenges, the impact of COVID-19, and failure to capitalize on growth opportunities.

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

The raw ingredients used to manufacture CupriDyne Clean are readily available from multiple suppliers. However, commodity prices for these ingredients can vary significantly, and the margins that we are able to generate could decline if prices rise. If our manufacturing costs rise significantly, we may be forced to raise the prices for our products, which may reduce their acceptance in the marketplace. Given the current delays in supply chain delivery on a global scale, we are anticipating and developing strategies to manage the expected increases in our cost of raw goods and potential supply limitations which could impact our business and results of operations.

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

The COVID-19 pandemic is still ongoing as of the date of this report, is still evolving and much of its impact remains unknown. It is impossible to predict the impact it may have on the development of our business and on our revenues in 2022.

Our corporate headquarters and offices of our ONM Environmental division are in Southern California. On March 19, 2020, California’s Governor issued an executive order that all residents of the State must stay at home indefinitely except as needed to maintain “essential critical infrastructure”. Although some of these emergency provisions were eliminated or modified in 2021, COVID cases are increasing in certain European and Asian countries, and that may foretell an additional surge of cases in the United States or in California in the next months or longer. The restrictions put in place in March 2020 and thereafter to mitigate the pandemic have affected our clients’ willingness to purchase our products and services. Their continuing affect is impossible for us to predict.

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

The table below represents the quarterly high and low closing prices of our common stock for the last two fiscal years as reported by Yahoo Finance.

	2021		2020
	High	Low	High	Low
First Quarter	$ 0.25	$ 0.12	$ 0.29	$ 0.12
Second Quarter	$ 0.24	$ 0.16	$ 0.20	$ 0.14
Third Quarter	$ 0.22	$ 0.17	$ 0.22	$ 0.15
Fourth Quarter	$ 0.23	$ 0.17	$ 0.16	$ 0.12

The closing bid price for our common stock on March 29, 2022, was $0.236 per share. As of such date, there were approximately 533 registered owners of approximately 137,000,000 shares of our common stock, and approximately 5,000 non-objecting beneficial owners of approximately 114,000,000 shares.

Dividends

We have never declared or paid a cash dividend to stockholders. We intend to retain any earnings which may be generated in the future to finance operations.

Securities Authorized for Issuance Pursuant to Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	26,065,388(1)	$0.29	25,134,475
Equity compensation plans not approved by security holders(2)	20,119,207	$0.40	n/a
Total	45,304,471	$0.34	25,134,475

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

On December 31, 2021, we issued 349,043 shares of our common stock to a vendor to reduce amounts owed to the vendor in the aggregate amount of $69,000.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Annual Report, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Annual Report are as of December 31, 2021 unless expressly stated otherwise, and we undertake no duty to update this information.

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

Results of Operations—Comparison of the years ended December 31, 2021 and 2020

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

Consolidated revenue for the year ended December 31, 2021 was $2,531,000, which is a 4% increase over the same period in 2020. Our service revenue increased 58%, while revenue from product sales and related services decreased by 14%. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, Clyraguard Personal Protection Spray, and hand sanitizers, which were affected by the COVID-19 pandemic. While we expect overall revenues to continue to increase, given the considerable extended time of the COVID-19 pandemic, we cannot be certain.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through sales of our flagship product CupriDyne Clean, by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and through sales of odor absorption products to the U.S. Government. During 2020, ONM Environmental added two employees to focus on business development, increasing sales and increased levels of construction and maintenance contracts. During 2021, ONM reduced staff in line with the reduction in sales.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the year ended December 31, 2021, were $1,419,000, a decrease of $148,000 or 9% from the same period in 2020. ONM Environmental’s fourth quarter revenue were approximately $360,000, a decrease of 42% over the prior quarter due to the installation of large custom CupriDyne Clean misting systems in that quarter. Of its gross sales in 2021, approximately two-thirds were to the waste handling industry. We expect ONM’s revenues from product sales to increase in the year ended December 31, 2022, due to an anticipated increase in the volume of consumer product sales.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods increased 9% in 2021 to 47%. The increase in cost of goods is due to increase in raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses increased by 13% to $1,235,000 during the year ended December 31, 2021. These expenses decreased due to a reduction of sales and support staff. We expect these expenses to remain consistent in the year ending December 31, 2022.

Operating Loss (ONM Environmental)

ONM Environmental generated $1,419,000 in revenue, a gross margin of $724,000, and had total costs and expenses of $1,235,000, resulting in an operating loss of $511,000, compared with $493,000 in 2020.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $961,000 of revenue in 2021, net of intersegment revenue, compared to $615,000 in 2020, representing a 56% increase from the prior year. The increase is due to an increased number of client contracts, including those as a subcontractor for Bhate pursuant to which BLEST is providing services to U.S. Air Force bases.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the year ended December 31, 2021, it totaled $674,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In 2021, its cost of services were 69% of its revenues, versus 77% in 2020. This decrease is due to contracts with better margins. We expect the cost of services to remain consistent in 2022 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST SG&A expenses were $441,000 in 2021, compared to $413,000 in 2020. We expect these expenses to remain flat in 2022.Increases in engineering staff are included in cost of services.

Operating Loss (BLEST)

BLEST generated $961,000 in revenue from third parties, a gross margin of $300,000, and had total costs and expenses of $929,000, resulting in an operating loss of $629,000, compared with an operating loss of $619,000 in 2020.

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

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. We expect that in 2022 its sales and thus its gross profit will continue to increase. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen given the COVID-19 pandemic and other uncertainties in the market, and our limited resources, is difficult.

Other Income

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $82,000 in the year ended December 31, 2021, to $55,000.  Grant funds paid directly to third parties are not included as income in our financial statements.

Our Canadian subsidiary applied for and received a refund on our income taxes pursuant to the “Scientific Research and Experimental Development (SR&ED) Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses to conduct research and development in Canada. For the years ended December 31, 2021 and 2020, we received a refund of $20,000 and $110,000, respectively.

The U.S. Small Business Administration forgave a Paycheck Protection Program loan in the principal amount of $43,0000 granted to our partially owned subsidiary, Clyra Medical.

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

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash expenses (for example, stock option compensation expense). Our consolidated SG&A decreased in the aggregate by 17% ($1,301,000) in the year ended December 31, 2021, to $6,172,000.  Our non-cash expenses (through the issuance of stock and stock options) were relatively flat 2021 compared with 2020 ($2,241,000 compared to $2,232,000). The largest components of our SG&A expenses included (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Salaries and payroll related	$2,581	$2,855
Professional fees	662	859
Consulting	920	1,624
Office expense	1,177	1,207
Board of director expense	262	259
Sales and marketing	315	494
Investor relations	255	175

Our salaries and payroll-related and office-related expenses decreased in the year ended December 31, 2021, due to a reduction of sales personnel and office staff at ONM Environmental.  Consulting expense decreased due primarily to a reduction in consultants at Clyra as its business focused shifted to its surgical wash product. There was a decline in professional fees and sales and marketing as Biolargo as Biolargo reduced its efforts in those areas in order to control costs.

Research and Development

In the year ended December 31, 2021, we spent $1,367,000 in the research and development of our technologies and products. This was an increase of 2% ($29,000) compared to 2020.

Interest expense

Our interest expense for the year ended December 31, 2021, was $234,000, a decrease of 88% compared with 2020. The significant decrease in interest expense is related to the significant decrease of our debt obligations and a reduction of debt issued during 2021 versus 2020. Of our total interest expense in 2021, $99,000 was paid in cash, and the remainder, $135,000, was paid by issuing shares of our common stock. Our non-cash interest related expenses were comprised primarily of $119,000 in non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument; for the year ended December, 2022, non-cash interest expense totaled $1,618,000.

Our outstanding debt as of December 31, 2021, was lower than as of December 31, 2020. We expect our interest expense in the year ending December 31, 2022, to be in line with the prior year, provided we do not issue debt with attached warrants during the remainder of the year.  Additionally, we record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is amortized as interest expense over the term of the convertible notes. We also are currently selling units of common stock and warrants instead of using convertible debt for financing our working capital needs, which if continued, will continue to reduce our ongoing interest expense as compared with prior years.

Net Loss

Net loss for the year ended December 31, 2021, was $6,894,000 a loss of $0.03 per share, compared to a net loss for the year ended December 31, 2020, of $9,700,000 a loss of $0.05 per share. Our net loss this year declined because of reduction in sales, general and administrative costs, and in interest expense.

The net income (loss) per business segment is as follows (in thousands):

Net income (loss)	Year ended December 31, 2021	Year ended December 31, 2020
ONM Environmental	$(511)	$(483)
BLEST	(629)	(619)
Clyra Medical	593	(2,139)
BioLargo Water	(566)	(466)
BioLargo corporate	(5,781)	(5,993)
Consolidated net loss	$(6,894)	$(9,700)

In the year ended December 31, 2021, approximately 40% of our net loss was due to non-cash expenses,  including $135,000 in interest expense, $1,872,000 of stock option compensation expense, and $367,000 of services paid by the issuance of our common stock. Clyra Medical’s net income of $593,000 during the year ended December 31, 2021, was not due to operating activities, but rather due to the recent transaction with Scion Solutions (see Note 9).

In the year ended December 31, 2020, over half of our net loss is due to non-cash expenses, such as interest and stock/stock options issued to employees and vendors in lieu of cash. Of the net loss of $9,700,000, interest expense was $1,923,000, of which $1,805,000 was non-cash expense. Additionally, we recorded $2,459,000 of stock option compensation expense, an additional $666,000 of services were paid by the issuance of our common stock and we recorded $442,000 loss on extinguishment of debt.  The total of these non-cash items account for $5,372,000 of the consolidated loss of $9,700,000.

We believe that ONM and BLEST (engineering) can achieve positive cash flow from operations at some point in the future, although predicting when that will happen given the COVID-19 pandemic and other uncertainties in the market, and our limited capital resources, is difficult. We expect to continue to incur a net loss for the foreseeable future.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2021, we had a net loss of $6,894,000, used $3,937,000 cash in operations, and at December 31, 2021, we had working capital of $427,000, and current assets of $1,801,000. We are unable to rely on historical results or current contracts that would be sufficient to predict that sales and gross profits in 2022 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2021, we generated revenues of $2,531,000 through our subsidiaries. (See Note 12.)  Our segments did not individually or in the aggregate generate enough revenues or gross profits to fund their operations, or fund our corporate operations or other business segments. Thus, to operate throughout 2021, we continued to sell securities to raise cash (see Notes 3 and 10), and were able to borrow money through programs administered by the Small Business Administration.

As of December 31, 2021, our cash and cash equivalents totaled $962,000. Our liabilities included $50,000 in debt that is due at the March 2023 maturity date, $314,000 due in SBA PPP loans (see Note 14), and $150,000 due to the SBA pursuant to an EIDL loan, payable in monthly installments of $800 beginning July 2023. Additionally, $187,000 owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2023, and

Subsequent to December 30, 2021, we have received approximately $345,000 in gross and net proceeds from sales of our common stock to Lincoln Park. The proceeds we receive from stock sales to Lincoln Park is a function of stock price and volume – a lower stock price and less trading volume results in less money we can receive from Lincoln Park. Our agreement with Lincoln Park precludes us from selling shares to Lincoln Park on a daily basis if our stock price falls below $0.10 per share.

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

	Year ended December 31, 2021 (in thousands)	Year ended December 31, 2020 (in thousands)
SOURCES OF CASH
Revenue from operations	$2,531	$2,432
Grant income	55	137
Tax credit income	20	111
Stock for cash (BioLargo)	4,882	2,783
Stock for cash (Clyra Medical)	50	851
Proceeds from warrant exercise (BioLargo)	164	--
Debt (BioLargo)	--	507
Debt (Clyra Medical)	--	260
Total:	$7,745	$7,081

Although ONM Environmental, BLEST, and Clyra Medical generated revenues in the year ended December 31, 2021, each incurred an operating loss. We provided cash subsidies to each of these business segments to allow them to continue operations.

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

Management believes the carrying amounts of the Company’s financial instruments as of December 31, 2021 and 2020, approximate their respective fair values because of the short-term nature of these instruments. Such instruments include cash, accounts receivable, prepaid assets, and accounts payable.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, for the applicable accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2021 and 2020 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we have established internal control procedures in accordance with the guidelines established in the 2013 Framework —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management evaluated the effectiveness of our internal controls, and concluded that due to our limited financial and personnel resources, and the fact that we operate our business in three distinct locations in the U.S. and Canada, we continue to have a material weakness in our internal controls with respect to the closing our financial statements. Until the Company has the financial resources to implement more robust automated systems, or to hire additional dedicated accounting personnel, we expect this material weakness to continue. In reaching this conclusion, management considered that despite this weakness, and others identified in past years, the company has not identified material misstatements in prior financial statements, and believes that the material weakness identified herein is not likely to lead to a material misstatement in the financial statements contained within this report.

Management has concluded that its internal controls over financial reporting are not effective. Management identified a material weakness with respect to deficiencies in its financial closing and reporting procedures. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve its reporting procedures and internal controls, subject to available capital. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has recognized the material weakness, nothing additionally has changed in internal controls over financial reporting in the fourth quarter or the fiscal year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, currently scheduled to be held on June 2, 2022 (the “Proxy Statement”).

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

3. Exhibits. See the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this report.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.10	Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.11	Stock Purchase Warrant issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	9/24/2018
4.12	Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.13	Stock Purchase Warrant issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	9/24/2018
4.14	Warrant issued with Line of credit that matures September 1, 2019	Form 10-Q	5/14/2018
4.15	Amendment dated March 5, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	3/8/2019
4.16	Amendment dated March 5, 2019 to Promissory Note issued to Chappy Bean, LLC on September 19, 2018	Form 8-K	3/8/2019

4.17	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.18	Amendment dated August 12, 2019 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 10-Q	8/14/2019
4.26	Amended and restated note issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.19	Form of convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.20	Warrant issued to Vernal August 12, 2019	Form 10-Q	8/14/2019
4.21	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.22	Form of warrant issued with convertible notes that mature April 20, 2021 (Spring 2018 Offering)	Form 10-Q	5/14/2018
4.23	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.24	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.25	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.426	OID twelve-month promissory note	Form 8-K	8/2/2019
4.27	Stock purchase warrant issued to OID twelve-month investors	Form 8-K	8/2/2019
4.29	$600,000 Promissory note dated August 9, 2019	Form 10-Q	8/14/2019
4.29	Warrant to purchase 1.2 million shares issued August 9, 2019	Form 10-Q	8/14/2019
4.30	Amendment to $440,000 convertible notes that matures July 20, 2019	Form 10-Q	5/14/2018
4.31	Warrant issued March 2018, expiring March 2023	S-1	8/29/2019
4.32	Form of warrant issued January 2019 to Lincoln Park, expiring January 2024	S-1	8/29/2019
4.33	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.34	Warrant issued in 2020 Unit Offering	Form 10-Q	8/14/2020
4.35	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.36	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
4.37	Second Amendment dated August 12, 2019, to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
4.38	Amended and restated note issued to Chappy Bean on August 12, 2019	Form 8-K	5/19/2021
4.39	Third Amendment dated August 10, 2020 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	5/19/2021
4.40	Third Amendment dated August 10, 2020, to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021
4.41	Final Payoff Agreement dated May 17, 2021 to Promissory Note issued to Vernal Bay Investments, LLC on September 19, 2018	Form 8-K	5/19/2021
4.42	Final Payoff Agreement dated May 18, 2021 to Promissory Note issued to Chappy Bean, LLC dated September 19, 2018	Form 8-K	5/19/2021

10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.4	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.5	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.6	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.7	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.8	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.10	Form of Employment Agreement for Engineering Subsidiary	Form 8-K	9/8/2017
10.11	Form of Option issued to founding employees of Engineering subsidiary (BLEST)	Form 8-K	9/8/2017
10.12†	2020 Engagement Extension Agreement with CFO	Form 8-K	2/27/2020
10.13	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.14†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
10.15	Agreement dated March 1, 2022, by and between Scion Solutions, LLC, Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.16	Agreement dated March 1, 2022, by and between Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.17†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
14.1	Code of Ethics	Form 10-KSB	11/16/2004
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Haskell & White LLP.
24.1	Power of Attorney (see signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLARGO, INC.

Date: March 30, 2022	By:	/s/ Dennis P. Calvert
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Name	Title	Date

/s/ Dennis P. Calvert	Chairman of the Board, Chief	March 30, 2022
Dennis P. Calvert	Executive Officer and President

/s/ Charles K. Dargan II	Chief Financial Officer	March 30, 2022
Charles K. Dargan II	(principal financial officer and principal accounting officer)

/s/ Kenneth R. Code	Chief Science Officer and Director	March 30, 2022
Kenneth R. Code

/s/ Joseph L. Provenzano	Executive Vice President, Corporate	March 30, 2022
Joseph L. Provenzano	Secretary and Director

/s/ Jack B. Strommen	Director	March 30, 2022
Jack B. Strommen

/s/ Dennis E. Marshall	Director	March 30, 2022
Dennis E. Marshall

/s/ Kent C. Roberts II	Director	March 30, 2022
Kent C. Roberts II

/s/John S. Runyan	Director	March 30, 2022
John S. Runyan

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BioLargo, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioLargo, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, significant debt due in the near term, and has limited capital resources.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Stock Options—Refer to Notes 2, 5 and 10 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company issues options from both BioLargo, Inc. as well as its partially-owned subsidiary, Clyra Medical. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

☐	Risk-free interest rate;
☐	Expected share price volatility;
☐	Expected dividend yield; and
☐	Expected life of the award.

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

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

☐	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the stock options’ expected term.
☐

We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term. For Clyra Medical, we recalculated a comparable public company’s historical share price volatility for a term comparable to the stock options’ expected term.

☐

We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

☐

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

Impairment of Long-lived Asset – Refer to Notes 2 and 9 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2021, the Company’s net carrying amount of Clyra Medical prepaid marketing is $591,000. As disclosed in Note 2 to the consolidated financial statements, long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of these assessments, management concluded that there was an impairment to the Company’s prepaid marketing asset during the year ended December 31, 2021.

Auditing management’s impairment test of its prepaid marketing asset was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the prepaid marketing asset. In particular, the fair value estimate of the prepaid marketing asset was sensitive to changes in significant assumptions such as discount rates and revenue growth rates. These assumptions are affected by expected future market or economic conditions.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the Company’s process to evaluate long-lived assets for impairment and related controls. We then obtained the projected revenues of Clyra Medical as well as the Company’s calculation of the expected present value of the prepaid marketing asset that were used by management to determine the fair value of the prepaid marketing asset, in accordance with ASC 350 (Intangibles – Goodwill and Other).

We applied the following audit procedures related to testing the fair value of the prepaid marketing asset:

☐	We assessed the valuation methodologies and tested the reasonableness of significant assumptions and underlying data used by management, including forecasted revenue and discount rates.
☐	We agreed the triggering start date and term used in the present value calculation to the forecasted revenue and the original contractual term.
☐

We compared management’s summary of the fair value of the prepaid marketing asset to its carrying value, noting that the carrying value exceeded the fair value of the prepaid marketing asset. As such, we concurred with management that there was an impairment of its prepaid marketing asset.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2011.

Irvine, California

March 30, 2022

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$962	$716
Accounts receivable, net of allowance	513	484
Inventories, net of allowance	241	277
Prepaid expenses and other current assets	85	28
Total current assets	1,801	1,505

In-process research and development (Note 9)	—	2,150
Equipment, net of depreciation	61	60
Other non-current assets	69	35
Investment in South Korean joint venture	48	63
Right of use, operating lease, net of amortization	453	341
Clyra Medical prepaid marketing (Note 10)	591	788
Total assets	$3,023	$4,942

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$559	$513
Clyra Medical accounts payable and accrued expenses	230	536
Debt obligations (Note 4)	314	1,102
Clyra Medical debt obligations (Note 10)	—	1,231
Deferred revenue	89	48
Lease liability, current	103	114
Deposits	79	—
Total current liabilities	1,374	3,544

Long-term liabilities:
Debt obligations (Note 4)	180	507
Lease liability	349	226
Clyra Medical debt obligations (Note 10)	187	—
Common stock held for redemption (Note 9)	—	900
Total long-term liabilities	716	1,633
Total liabilities	2,090	5,177

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 255,893,726 and 225,885,682 Shares Issued, at December 31, 2021 and December 31, 2020	171	151
Additional paid-in capital	143,718	135,849
Accumulated deficit	(139,121)	(132,041)
Accumulated other comprehensive loss	(115)	(101)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,653	3,858
Non-controlling interest (Note 10)	(3,720)	(4,093)
Total stockholders’ equity (deficit)	933	(235)
Total liabilities and stockholders’ equity	$3,023	$4,942

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

	Year ended December 31,
	2021	2020

Revenue
Product revenue	$1,572	$1,825
Service revenue	959	607
Total revenue	2,531	2,432

Cost of revenue
Cost of goods sold	(781)	(743)
Cost of service	(647)	(461)
Total cost of revenue	(1,428)	(1,204)
Gross profit	1,103	1,228

Operating expenses:
Selling, general and administrative expenses	6,172	7,473
Research and development	1,367	1,338
Total operating expenses	7,539	8,811

Operating loss	(6,436)	(7,583)

Other income (expense):
Grant income	55	137
Tax credit income	63	111
Interest expense	(234)	(1,923)
Impairment expense	(342)	—
Loss on extinguishment of debt	—	(442)
Total other (expense) income	(458)	(2,117)

Net loss	(6,894)	(9,700)

Net income (loss) attributable to noncontrolling interest	186	(1,268)
Net loss attributable to common stockholders	$(7,080)	$(8,432)

Net loss per share attributable to common stockholders:
Loss per share attributable to stockholders – basic and diluted	$(0.03)	$(0.05)
Weighted average number of common shares outstanding:	247,203,625	195,993,575

Comprehensive loss attributable to common stockholders

Net loss	$(6,894)	$(9,700)
Foreign currency translation adjustment	(14)	(2)
Comprehensive loss	(6,908)	(9,702)

Comprehensive income (loss) attributable to noncontrolling interest	186	(1,268)
Comprehensive loss attributable to stockholders	$(7,094)	$(8,434)

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share data)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2019	166,256,024	$111	$121,327	$(123,492)	$(99)	$(27)	$(2,180)
Conversion of notes	33,157,961	22	3,504	—	—	—	3,526
Issuance of common stock for service	4,458,731	3	663	—	—	—	666
Issuance of common stock for interest	1,728,331	1	183	—	—	—	184
Sale of stock for cash	17,356,064	12	2,771	—	—	—	2,783
Stock issued as a commitment fee	2,928,571	2	(124)	—	—	—	(122)
Stock option compensation expense	—	—	1,821	—	—	—	1,821
Loss on extinguishment	—	—	442	—	—	—	442
Noncontrolling interest allocation	—	—	3,157	—	—	(3,157)	—
Clyra stock options issued for service	—	—	638	—	—	—	638
Clyra stock issued for consulting agreement	—	—	788	—	—	—	788
Clyra stock issued as line of credit commitment fee	—	—	70	—	—	—	70
Issuance of Clyra common stock for cash	—	—	492	—	—	359	851
Deemed dividend	—	—	117	(117)	—	—	—
Net loss	—	—	—	(8,432)	—	(1,268)	(9,700)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Conversion of notes	1,966,439	1	327	—	—	—	328
Issuance of common stock for service	2,127,467	1	366	—	—	—	367
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Sale of stock for cash	29,691,886	20	4,862	—	—	—	4,882
Warrant exercise	1,283,333	1	163	—	—	—	164
Return of shares held by Clyra Medical (re Scion)	(5,142,858)	(3)	(921)	—	—	1,286	362
Stock option compensation expense	—	—	1,308	—	—	—	1,308
Fair value of warrant recorded as debt discount	—	—	35	—	—	—	35
Noncontrolling interest allocation	—	—	1,149	—	—	(1,149)	—
Clyra stock options issued for service	—	—	564	—	—	—	564
Issuance of Clyra common stock for cash	—	—	—	—	—	50	50
Net (loss) gain	—	—	—	(7,080)	—	186	(6,894)
Foreign currency translation	—	—	—	—	(14)	—	(14)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for per share data)

	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash flows from operating activities
Net loss	$(6,894)	$(9,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,872	2,459
Common stock issued in lieu of salary to officers and fees for services from vendors	367	666
Impairment expense	342	—
Common stock issued for interest	16	184
Interest expense related to amortization of the discount on convertible notes payable, line of credit and deferred financing costs	119	1,618
Loss on extinguishment of debt	—	442
Loss on investment in South Korean joint venture	15	37
PPP forgiveness	(43)	—
Amortization and depreciation expense	20	58
Bad debt expense	—	13
Changes in assets and liabilities:
Accounts receivable	(29)	(142)
Inventories	36	(261)
Accounts payable and accrued expenses	47	122
Clyra accounts payable and accrued expenses	132	327
Deferred revenue	41	14
Prepaid expenses and other assets	(57)	9
Deposit	79	—
Net cash used in operating activities	(3,937)	(4,154)
Cash flows from investing activities
Equipment purchases	(21)	(23)
Patent purchase	(13)	—
Investment in South Korean joint venture	—	(100)
Net cash used in investing activities	(34)	(123)
Cash flows from financing activities
Proceeds from sale of common stock	4,882	2,783
Proceeds from SBA loans	—	507
Proceeds from warrant exercise	164	—
Repayment of note payable and line of credit	(828)	(25)
Proceeds received by Clyra from inventory line of credit	—	260
Repayment by Clyra on inventory line of credit	(37)	(36)
Proceeds from sale of stock in Clyra Medical	50	851
Net cash provided by financing activities	4,231	4,340
Net effect of foreign currency translation	(14)	(2)
Net change in cash	246	61
Cash at beginning of year	716	655
Cash at end of year	$962	$716
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$99	$118
Income taxes	$2	$2
Short-term lease payments not included in lease liability	$228	$228
Non-cash investing and financing activities
Return of in-process research and development (Scion)	$1,804	$—
Cancellation of Clyra debt obligations and accounts payable (Scion)	$(1,465)	$—
Liability to Scion shareholders	$(540)	$—
Fair value of warrants issued with convertible notes and letter of credit	$35	$—
Conversion of convertible notes payable into common stock	$328	$3,526
Present value of Right of use and lease liability	$186	$—
Deemed dividend	$—	$117
Deferred offering costs recorded as additional paid in capital	$—	$(122)
Fair value of shares issued for In Process research and development	$—	$257
Exchange of consulting services for Clyra common shares	$—	$788
Fair value of Clyra shares issued as commitment fee	$—	$70
Allocation of stock option expense within noncontrolling interest	$1,149	$3,157

See accompanying notes to consolidated financial statements and report of Independent Registered Public Accounting Firm

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Description of Business

BioLargo, Inc. (“BioLargo”, or the “Company”) is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air. The Company also owns a minority interest in an advanced wound care subsidiary that has licensed BioLargo’s technologies.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the year ended December 31, 2021, we had a net loss of $6,894,000, used $3,937,000 cash in operations, and at December 31, 2021, we had working capital of $427,000, and current assets of $1,801,000. We do not believe gross profits in 2022 will be sufficient to fund our current level of operations or pay our debts as they become due during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt. We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

During the year ended December 31, 2021, we generated revenues of $2,531,000 through our subsidiaries. (See Note 12.)  Our subsidiaries did not individually or in the aggregate generate enough revenues or gross profits to fund their operations, or fund our corporate operations or other business segments. To meet our cash obligations during the year ended December 31, 2021, we (i) sold 24,255,920 shares of our common stock to Lincoln Park Capital (“Lincoln Park”) for $4,018,000 (see Note 3), and (ii) sold 5,435,966 shares of common stock, and issued warrants to purchase 10,876,932 shares of common stock, to private investors for $864,000 (see Notes 3 and 6).

As of December 31, 2021, our cash and cash equivalents totaled $962,000, and our total liabilities included $50,000 in debt that is due at the March 2023 maturity date; $187,000 owed by our partially owned subsidiary Clyra Medical Technologies, Inc. (“Clyra”) due in June 2023; $314,000 due in SBA loans issued pursuant to the Paycheck Protection Program (see note 14); and $150,000 due to the SBA issued pursuant to the Economic Injury Disaster program (EIDL) over 30 years, with $800 monthly payments scheduled to in begin January 2023.

Subsequent to December 31, 2021, we continue to sell common stock to Lincoln Park for working capital (see Note 14).

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc. (formerly, Odor-No-More, Inc.), organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc. organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 89% (see Note 11) of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We also own 56% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate its financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 10).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partially-owned subsidiaries BLEST and Clyra Medical.

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

As of December 31, 2021 and 2020, our cash balances were made up of the following (in thousands):

	December 31, 2021	December 31, 2020

BioLargo, Inc. and subsidiaries	$941	$637

Clyra Medical Technologies, Inc.	21	79
Total	$962	$716

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  December 31, 2021 and 2020 was $12,000 and $13,000, respectively.

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the year ended December 31, 2021, there were three customers that each accounted for more than 10% of consolidated revenues, and during the year ended December 31, 2020, there were two customers that each accounted for more than 10% of consolidated revenues, as follows:

	December 31, 2021	December 31, 2020
Customer A	14%	<10%
Customer B	11%	11%
Customer C	11%	<10%
Customer L	<10%	13%

We had two customers that each accounted for more than 10% of consolidated accounts receivable at December 31, 2021, and at December 31, 2020, as follows:

	December 31, 2021	December 31, 2020
Customer M	32%	<10%
Customer N	12%	<10%
Customer O	<10%	32%
Customer P	<10%	10%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  December 31, 2021 and 2020 was $3,000. As of December 31, 2021, and 2020, inventories consisted of (in thousands):

	December 31, 2021	December 31, 2020
Raw material	$108	$111
Finished goods	133	166
Total	$241	$277

Other Non-Current Assets

Other non-current assets consisted of (i) security deposits of $35,000 related to our business offices, and (ii) three patents acquired on October 22, 2021, for $34,000, of which $13,000 was paid in cash and the remaining $21,000 was paid through the issuance of 125,000 shares of common stock at $0.17 per share.

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

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the years ended December 31, 2021 and 2020, the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $15,000 and $37,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized.  The impairment loss is measured based on the fair value of the asset.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.  For the year ended December 31, 2021, management determined that there was an impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” (see Note 9), and an impairment of Clyra’s prepaid marketing asset (see Note 9).  Total impairment expense for 2021 is $342,000; there was no impairment during the year ended December 31, 2020.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if convertible notes payable, stock options and warrants were exercised into common stock. For the years ended December 31, 2021 and 2020, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the Company’s net loss which creates an anti-dilutive effect of the convertible notes payable, warrants and stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, debt transactions, derivative liabilities, allowance for bad debt, asset depreciation and amortization, impairment expense, among others.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methodology and assumptions were used to calculate share-based compensation for the years ended December 31, 2021 and 2020:

	2021						2020
	Non Plan			2018 Plan			Non Plan			2018 Plan
Risk free interest rate	1.49	–	1.73%	0.93	–	1.73%	0.66	–	1.02%	0.64	–	1.90%
Expected volatility	118	–	124%	118	–	124%	125	–	131%	126	–	133%
Expected dividend yield			—			—			—			—
Forfeiture rate			—			—			—			—
Life in years			10			10			10			10

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

The Company’s products are sold a through a contract with the customer and a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product, and each product has separate pricing. Revenue is recognized at a point in time when the goods are shipped if the agreement is FOB manufacturer, and when goods are delivered if FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order.

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

Government Grants

We have been awarded multiple research grants from the private and public Canadian research programs. Income we receive directly from grants is recorded as other income. We have been awarded over 80 grants since our first in 2015. Some of the funds from these grants are given directly to third parties (such as the University of Alberta or a third-party research scientist) to support research on our technology. The grants have terms generally ranging between six and eighteen months and support a majority, but not all, of the related research budget costs. This cooperative research allows us to utilize (i) a depth of resources and talent to accomplish highly skilled work, (ii) financial aid to support research and development costs, (iii) independent and credible validation of our technical claims.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”). Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. Management believes there are no unrecognized tax benefits or uncertain tax positions as of December 31, 2021 and 2020.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of December 31, 2021 and 2020 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

In accordance with ASC 842, the Company elects to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets and lease liabilities, for existing short-term leases of those assets in transition. As of December 31, 2021, the right-of-use assets and the lease liability on our balance sheet related to our operating leases totals $453,000.

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

During the years ended December 31, 2021 and 2020, we sold 24,255,920 and 13,388,642 shares to Lincoln Park, and received $4,018,000 and $2,058,000 in gross and net proceeds. Subsequent to December 31, 2021, we continue to draw on the 2020 LPC Purchase Agreement for working capital (see Note 14).

2020 Unit Offering

During the years ended December 31, 2021 and 2020, pursuant to an offering commenced in  March 2020, we sold 5,435,966 and 2,374,335 shares, respectively, of our common stock and received $864,000 and $367,000, respectively, in gross and net proceeds, from a total of nine accredited investors. In addition to the shares, we issued each shareholder a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

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

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of December 31, 2021 and 2020 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 10, “Debt Obligations of Clyra Medical”).

	December 31,
	2021	2020
Current portion of debt:
Note payable, matures on demand 60 days’ notice	$—	$50
SBA Paycheck Protection Program loans, mature April 2022	314	—
Line of credit, matures on 30-day demand	—	50
Total notes payable and line of credit	$314	$100

Convertible notes payable:
Convertible note payable, matures April 20, 2021	—	100
Convertible note payable, matures August 9, 2021	—	600
Convertible notes, mature August 12 and 16, 2021	—	406
Total convertible notes payable	—	1,106
Total current liabilities	$314	$1,206

Long-term debt:
Convertible note payable, matures March 1, 2023	$50	$—
Debt discount, net of amortization	(20)	—
SBA Paycheck Protection Program loans, mature April 2022	—	357
SBA EIDL Loan, matures July 2053	150	150
Total long-term liabilities	$180	$507

Total	$494	$1,713

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, we recorded $234,000 and $1,923,000 of interest expense related to the amortization of discounts on convertible notes payable and coupon interest from our convertible notes and lines of credit.

Cash payment of Debt Obligations

On  August 13, 2021, we paid $178,000 in cash to Vernal Bay Investments, LLC, as payment of one-half the outstanding principal on the convertible note scheduled to mature on  August 12, 2021. In addition, we issued 1,272,321 shares of our common stock to pay the remaining $228,000 principal and interest due on the note.

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

Conversion of Debt Obligations

On its maturity date of  April 20, 2021, we converted to equity a promissory note in the principal balance of $100,000 into 400,000 shares of our common stock, and $9,994 of accrued interest into 48,706 shares of our common stock.

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

SBA Program Loans

In April 2020, our subsidiaries ONM, BLEST and Clyra Medical received $218,000, $96,000 and $43,000, respectively, in loans pursuant to the SBA Paycheck Protection Program. The loans mature in two years and incur interest at 1%. Management believes that it has fully complied with the terms of forgiveness as set forth by the SBA, and has filed forgiveness applications. The Clyra Medical PPP loan was forgiven on March 19, 2021.

Our subsidiary ONM Environmental received an Economic Injury Disaster loan from the U.S. Small Business Administration in the amount of $150,000. The term of the loan is 30 years and has a 3.75% interest rate. Monthly payments of $800 begin January 2023.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

During the year ended December 31, 2021, certain of our officers agreed to convert an aggregate $46,000 of accrued and unpaid salary into 214,206 shares of our common stock. The unpaid salary is converted on the last day of each quarter as follows: December 31, 2021, we issued 15,000 shares of our common stock at $0.21 per share; on September 30, 2021, we issued 61,842 shares of our common stock at $0.19; on March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share.

During the year ended December 31, 2020, certain of our officers agreed to convert an aggregate $299,000 of accrued and unpaid salary into 2,017,928 shares of our common stock. The unpaid salary is converted on the last day of each quarter as follows: December 31, 2020, we issued 652,100 shares of our common stock at $0.12 per share; on September 30, 2020, we issued 349,670 shares of our common stock at $0.15; on June 30, 2020, we issued 367,403 shares of our common stock at $0.16; on March 31, 2020, we issued 648,755 shares of our common stock at $0.17 per share.

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

Payment of Consultant Fees

During 2021, certain of our consultants agreed to convert an aggregate $282,000 accrued and unpaid obligations into 1,913,261 shares of our common stock. The unpaid obligations were converted on the last day of each quarter as follows: December 31, 2021, we issued 348,772 shares of our common stock at $0.21 per share; September 30, 2021, we issued 586,963 shares of our common stock at $0.19 per share; June 30, 2020, we issued 367,403 shares of our common stock at $0.16 per share; March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share.

During 2020, certain of our consultants agreed to convert an aggregate $366,000 accrued and unpaid obligations into 2,440,803 shares of our common stock. The unpaid obligations are converted on the last day of each quarter as follows: December 31, 2020, we issued 373,438 shares of our common stock at $0.12 per share; September 30, 2020, we issued 270,000 shares of our common stock at $0.15 per share; June 30, 2020, we issued 1,406,630 shares of our common stock at $0.16 per share; March 31, 2020, we issued 390,735 shares of our common stock at $0.17 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Payment of Interest

During June 2021, pursuant to terms included in our debt agreements, we converted an aggregate $16,000 accrued interest into 81,777 shares of our common stock at $0.19 per share.

During 2020, pursuant to terms included in our debt agreements, we converted an aggregate $184,000 accrued interest into 1,728,331 shares of our common stock as follows: September 30, 2020, we issued 1,412,052 shares of our common stock at $0.11 per share; June 30, 2020, we issued 297,001 shares of our common stock at $0.16 per share; March 31, 2020, we issued 19,278 shares of our common stock at $0.17 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Stock Option Expense

During the years ended December 31, 2021 and 2020, we recorded an aggregate $1,308,000 and $1,821,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, and outside of this plan.  See Note 10 for information on stock option expense for options issued by subsidiary Clyra Medical.

2018 Equity Incentive Plan

On June 22, 2018, our stockholders adopted the BioLargo 2018 Equity Incentive Plan (“2018 Plan”) as a means of providing our directors, key employees and consultants additional incentive to provide services. Both stock options and stock grants may be made under this plan for a period of 10 years. It is set to expire on its terms on June 22, 2028. Our Board of Director’s Compensation Committee administers this plan. As plan administrator, the Compensation Committee has sole discretion to set the price of the options. The plan authorizes the following types of awards: (i) incentive and non-qualified stock options, (ii) restricted stock awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) restricted stock units, and (vi) performance awards. The total number of shares reserved and available for awards pursuant to this Plan as of the date of adoption of this 2018 Plan by the Board is 40 million shares. The number of shares available to be issued under the 2018 Plan increases automatically each January 1st by the lesser of (a) 2 million shares, or (b) such number of shares determined by our Board. As of December 31, 2021, 46,000,000 shares are authorized under the plan.

Activity for our stock options under the 2018 Plan during the year ended December 31, 2021, and the year ended December 31, 2020, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2019	9,214,356	$0.16	–	0.43	$0.25
Granted	11,197,687	$0.12		0.40	$0.15
Expired	(1,546,518)
Balance, December 31, 2020	18,865,525	$0.12	–	0.43	$0.19
Granted	4,320,617	$0.13	–	0.23	$0.19
Balance, December 31, 2021	23,186,142	$0.12	–	0.43	$0.19
Non-vested	(4,541,241)	$0.12	–	0.40	$0.19
Vested, December 31, 2021	18,644,901	$0.12	–	0.43	$0.19	$725,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at December 31, 2021.

The options granted under the 2018 Plan to purchase 4,320,617 shares during 2021 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our CFO as described below; (ii) we issued options to purchase 1,370,454 shares of our common stock at an exercise price on the respective grant dates between $0.17 and $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $257,000; (iii) we issued options to purchase 2,214,594 shares of our common stock to employees as part of an employee retention and expiring options plan at exercises price on the respective date ranging between $0.17 and $0.23 per share; the fair value of employee retention plan options totaled $410,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 435,569 shares of our common stock to consultants and employees in lieu of cash for unpaid obligations totaling $77,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Chief Financial Officer Contract Extension

On  March 17, 2021, we and our Chief Financial Officer Charles K. Dargan, II, formally agreed to extend the engagement agreement dated  February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The extension agreement provides for an additional one-year term to expire  January 31, 2022 (the “Extended Term”).

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 300,000 shares of our common stock. The Option vests over the period of the Extended Term, with 275,000 shares having vested as of  March 15, 2021, and the remaining shares to vest 25,000 shares monthly beginning March 31, 2021, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.174 per share, the closing price of BioLargo’s common stock on the March 18, 2021 grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan. The fair value of these options totaled $49,000, which expense is recorded ratably over the twelve-month agreement term.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for our stock options under the 2007 Plan for the years ended December 31, 2021 and 2020 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2019	8,769,451	$0.22	–	0.94	$0.43
Expired	(3,080,088)	0.22	–	0.58	0.38
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(2,810,117)	0.34	–	0.51	0.38
Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49	$—

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at December 31, 2021.

Non-Plan Options issued

Activity of our non-plan stock options issued for the years ended December 31, 2021 and 2020 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2019	19,604,107	$0.16	–	1.00	$0.43
Granted	1,145,476	0.12	–	0.21	0.15
Balance, December 31, 2020	20,749,583	$0.12	–	1.00	$0.41
Granted	169,624	0.17	–	0.23	0.20
Expired	(800,000)		1.00		1.00
Balance, December 31, 2021	20,119,207	$0.12	–	0.83	$0.39
Unvested	(1,360,944)		0.45		0.45
Vested and outstanding, December 31, 2021	18,758,263	$0.12	–	0.83	$0.38	$93,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at December 31, 2021.

During the year ended December 31, 2021, we issued options to purchase an aggregate 169,624 shares of our common stock at exercise prices ranging between $0.17 – $0.23 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $34,000 and is recorded in our selling, general and administrative expense.

During the year ended December 31, 2020, we issued options to purchase an aggregate 1,145,476 shares of our common stock at exercise prices ranging between $0.12 – $0.21 per share to vendors for fees for services. The fair value of the options issued totaled an aggregate $167,000 and is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Warrants

We have certain warrants outstanding to purchase our common stock, at various prices, as described in the following table:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2019	43,231,161	$0.25	–	1.00	$0.35
Granted	5,594,314	0.13	–	0.27	0.20
Expired	(15,844,486)	0.18	–	0.70	0.43
Balance, December 31, 2020	32,980,989	$0.13	–	1.00	$0.29
Granted	11,096,992	0.12	–	0.14	0.21
Exercised	(1,283,333)	0.12	–	0.14	0.13
Expired	(6,029,086)	0.12	–	0.70	0.30
Balance, December 31, 2021	36,765,562	$0.13	–	1.00	$0.27	$280,000

(1) – Aggregate intrinsic value based on closing common stock price of $0.21 at December 31, 2021.

Warrants issued in 2020 Unit Offering

During the years ended December 31, 2021 and 2020, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,435,996 shares of our common stock at prices from $0.14 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 5,435,996 shares of our common stock at prices from $0.16 - $0.29 per share.

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

Exercise of Warrants

During the year ended December 31, 2021, we issued an aggregate 1,283,333 shares of our common stock from the exercise of outstanding stock purchase warrants and in exchange we received proceeds totaling an aggregate $164,000.

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

	2021			2020
Risk free interest rate			0.71%	0.10	–	0.23%
Expected volatility			100%	100	–	112%
Expected dividend yield			—			—
Forfeiture rate			—			—
Expected life in years	.5	–	5	2	–	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accounts Payable and Accrued Expenses

As of December 31, 2021, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Elim	Totals
Accounts payable	$156	$72	$73	$96	$(47)	$350
Accrued payroll	37	53	94	—	—	184
Accrued interest	25	—	—	—	—	25
Total						$559

As of December 31, 2020, accounts payable and accrued expenses included the following (in thousands):

Category	BioLargo	ONM	BLEST	Water	Elim	Totals
Accounts payable	$125	$73	$56	$103	$(42)	$315
Accrued payroll	23	42	91	—	—	156
Accrued interest	42	—	—	—	—	42
Total						$513

See Note 10, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Provision for Income Taxes

Given our historical losses from operations, income tax obligations have been limited to the minimum franchise tax assessed by the State of California. Since 2016, we have not consolidated for tax purposes, our subsidiary, Clyra Medical, as our ownership interest was less than 80%. Our subsidiary BLEST is a Tennessee limited liability company and as such, is not consolidated in our corporate tax return. As a pass-through entity, it does not pay federal taxes. However, the state of Tennessee charges franchise and excise taxes for limited liability companies, and thus BLEST will incur a nominal franchise tax and will not pay an excise tax unless and until it is profitable.

At December 31, 2021, we had federal and California tax net operating loss carry-forwards (“NOLs”) of approximately $109,000,000 and $52,000,000 respectively. Due to changes in our ownership through common stock issuances throughout the year, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. Under the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2018, post‑2018 NOLs may be carried forward indefinitely, and pre‑2018 NOLs have a 20-year limitation on carryforwards; however, the NOLs are limited to the lesser of (1) the aggregate of the NOL carryovers to such year, plus the NOL carry-backs to such year, or (2) 80% of taxable income (determined without regard to the deduction) (Internal Revenue Code Sec. 172(a)). Generally, NOLs can no longer be carried back but are allowed to be carried forward indefinitely (Sec. 172(b)(1)(A), which applies to 2018 and later NOLs only). Nevertheless, for California purposes, the additional taxable income limitations on NOL carryforwards as well as the indefinite time to use the NOLs have not been adopted. Therefore, for California, NOLs expire after 20 years. As such, ours will begin to expire in for the tax period ending December 31, 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, under which federal NOLs could be carried back for five years against taxable income. Since BioLargo does not have any taxable income, this provision of the CARES Act will not affect any tax position. Realization of our deferred tax assets, which relate to operating loss carryforwards and timing differences, is dependent on future earnings. The timing and amount of future earnings are uncertain and therefore we have established a 100% valuation allowance.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. In-Process Research and Development; Impairment expense

Scion Solutions Transaction dated March 1, 2022

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

The consideration provided to Scion, which was subject to an escrow agreement dated September 26, 2018 (“Escrow Agreement”) and earn out provisions, included: (i) 21,000 shares of the Clyra Medical common stock; (ii) 10,000 shares of Clyra Medical common stock redeemable for 7,142,858 BioLargo common shares (detailed below); and (iii) a promissory note in the principal amount of $1,250,000 owed by Clyra Medical (“Clyra-Scion Note”). The Clyra-Scion note accrued interest at an annual rate of 5%. As of December 31, 2021, $243,000 had be paid in reduction of principal owed on the Clyra-Scion note.

Immediately following Clyra Medical’s purchase of Scion’s intangible assets, Clyra Medical sold to BioLargo the assets, along with 12,755 Clyra Medical common shares. In exchange, BioLargo issued Clyra Medical 7,142,858 shares of BioLargo common stock. Concurrently, BioLargo licensed back to Clyra Medical the Scion assets. Scion may exchange its 10,000 Clyra Medical common shares for the 7,142,858 shares of BioLargo common stock issued to Clyra Medical, subject to the escrow and earn-out provisions described above. The fair value of the 7,142,858 BioLargo shares at December 31, 2020, was $2,150,000.

During the year ended December 31, 2020, Clyra Medical’s gross revenue exceeded $200,000, and thus the first and second performance metrics in the Escrow Agreement were met. As a result, Scion vested 6,200 Clyra Medical common shares, of which 2,200 are redeemable for 1,428,571 BioLargo shares. The fair value of the newly vested shares total was $257,000 at December 31, 2020. On our balance sheet, the In-Process Research and Development asset, and Common Stock Held for Redemption liability, each increased by that amount as of December 31, 2020.

By written agreement dated March 1, 2022, fully executed on March 3, 2022, Clyra Medical and BioLargo agreed to sell back to Scion the Scion IP purchased in the 2018 Scion Transaction. In exchange, Scion agreed to (i) accept 2,000,000 (of the 5,000,000) BioLargo common shares it had earned, (ii) forgive the outstanding principal (of $1,007,000) and interest (of $133,000) due on the Scion Promissory Note, and (iii) return all shares of Clyra common stock owned by Scion. Additionally, Scion members Spencer Brown, Tanya Rhodes, and Dr. Brock Liden each forgave all amounts due to them pursuant to their consulting agreements with Clyra Medical, which, in the aggregate, represented $305,000 on Clyra Medical’s accounts payable, and Spencer Brown resigned from Clyra Medical’s board of directors. The agreement further provided that Clyra Medical and BioLargo indemnify Scion and related parties from any claims related to the SkinDisc, and for mutual releases of any claims between the parties.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spencer Brown and Tanya Rhodes each entered into non-disclosure agreements whereby they agreed not to disclose Clyra Medical or BioLargo’s proprietary information, and five-year non-compete provisions whereby they agreed not to engage in competition with copper-iodine complex technologies that are the same or substantially similar to Clyra Medical’s intellectual property. In exchange, Clyra Medical, BioLargo, and certain agents of Clyra Medical and BioLargo agreed not to engage in competition with Scion’s SkinDisc technology.

Separately, BioLargo and Clyra Medical entered into an agreement dated March 3, 2022, whereby (i) BioLargo agreed to transfer to Scion the Scion IP in accordance with the March 1, 2022 agreement listed on its balance sheet as In-process Research and Development, which was valued at $2,150,000, and (ii) Clyra Medical transferred to BioLargo for its return to treasury 5,142,858 shares of BioLargo common stock.

Although these agreements were not fully executed until March 3, 2022, the essential terms of the agreement between Scion and Clyra Medical/BioLargo that would have a material impact on BioLargo’s financial statements remained unchanged since the first draft of the transaction document prepared and agreed to by both parties in December 2021, subject to document finalization and execution, and therefore, management considered the guidance in Accounting Standard Codification 855, whereby since the condition existed as of the balance sheet date, with further evidence arising subsequent to the balance sheet date, the Company recognizes the financial statement effects of this transaction as of December 31, 2021.

Impairment of Other Asset, Prepaid Marketing

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen is obligated to provide consulting services to Clyra Medical related to its sales and marketing activities, in exchange for $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock valued at $788,000, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $788,000, and the obligation is recorded as a non-current asset on our balance sheet. In light of Clyra Medical’s revenues for the year ended December 31, 2021, and its shift of focus to a surgical wash product which it began selling in the three months ending March 31, 2022, Management determined as of December 31, 2021, to impair the asset by 25% ($197,000). The impairment amount was charged to our selling, general and administrative expenses.

The following table summarizes the expenses related to the foregoing transactions as of December 31, 2021.

	Biolargo Corporate	Clyra	Total
In-Process Research and Development	$(2,150,000)	$—	$(2,150,000)
Clyra debt obligations (Clyra-Scion note)	—	1,007,000	1,007,000
Accounts payable and accrued interest	—	458,000	458,000
Liability to Scion shareholders	—	540,000	540,000
Other asset, prepaid marketing	—	(197,000)	(197,000)
Total	$(2,150,000)	$1,808,000	$(342,000)

Note 10. Noncontrolling Interest – Clyra Medical

As discussed in Note 2, above, we consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 56% of its outstanding shares as of December 31, 2021. The increase in BioLargo’s ownership is due to the reduction in the shares outstanding through the Scion transaction (see Note 9, “ In-process Research and Development”).

Debt Obligations of Clyra Medical

Line of Credit

On June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $73,000. As of December 31, 2021, the balance outstanding on this line of credit totals $187,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures in one year, and requires Clyra pay interest and principal from gross product sales. For the first 180 days, on a monthly basis, Clyra is required to pay 30% of gross product sales to reduce amounts owed, and thereafter 60% of gross sales. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra may prepay the note at any time.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

On December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House totaled $591,000 and is recorded as a non-current asset on our balance sheet. (See Note 9, “Other Asset, Prepaid Marketing”.)

Equity Transactions

As of December 31, 2021, Clyra had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	49,207	56%
Sanatio Capital	18,704	22%
Other	19,280	22%
Total	87,191

Sales of Common Shares

During the year ended December 31, 2021, Clyra sold 161 shares of its common stock for $50,000 to private investors at $310 per Clyra share.

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

During the year ended December 31, 2020, Clyra sold 2,742 shares of its common stock for $851,000 at $200 per share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of  December 31, 2021, the Company had issued options to purchase 11,411 shares of Clyra stock.  During the years ended December 31, 2021 and 2020, Clyra issued options to purchase 2,594 and 3,943 shares of its common stock, respectively. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the nine months ended  September 30, 2021 and 2020 totaled $564,000 and $788,000, respectively. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

At December 31, 2021 and 2020, Clyra had the following accounts payable and accrued expenses: Amount (in thousands)

Category	December 31, 2021	December 31, 2020
Accounts payable	$149	$402
Accrued payroll	30	32
Accrued interest	51	102
Total	$230	$536

Note 11. BioLargo Engineering, Science and Technologies, LLC

In September 2017, we commenced a full-service environmental engineering firm and formed a Tennessee entity named BioLargo Engineering, Science & Technologies, LLC (“BLEST”). In conjunction with the start of this subsidiary, we entered into a three-year office lease in the Knoxville, Tennessee area, and entered into employment agreements with six scientists and engineers. (See Note 12 “Business Segment Information”.) BLEST was capitalized with two classes of membership units: Class A, 100% owned by BioLargo, and Class B, held by management of BLEST, and which initially have no “profit interest,” as that term is defined in Tennessee law. However, over the succeeding five years, the Class B members can earn up to a 30% profit interest. They also have been granted options to purchase up to an aggregate 1,750,000 shares of BioLargo, Inc. common stock. The profit interest and option shares are subject to a five year vesting schedule tied to the performance of the subsidiary, including gross revenue targets that increase over time, obtaining positive cash flow by March 31, 2018 (which was not met), collecting 90% of its account receivables, obtaining a profit of 10% in its first year (and increasing in subsequent years), making progress in the scale-up and commercialization of our AOS system, and using BioLargo research scientists (such as our Canadian team) for billable work on client projects. These criteria are to be evaluated annually by BLEST’s compensation committee (which includes BioLargo’s president, CFO, and BLEST’s president), beginning September 2018. Given the significant performance criteria, the Class B units and the stock options will only be recognized in compensation expense if or when the criteria are satisfied.

The BLEST Compensation Committee has met regularly since the subsidiary commenced operations. In 2018, it reviewed the operating performance and determined that the performance metrics were not met and as a result, did not award any Class B units or stock options.  In November 2019, it determined that a portion of the performance metrics were met, and that one-half of the eligible profits interests would be vested (2.5% in the aggregate), and therefore one-half of the option interests (10%) would be vested (175,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $44,000, recorded on our consolidated statement of operations as selling, general and administrative expense. The fair value of the profit interest was nominal and not booked. In January 2021, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that one-half and one-quarter of the eligible profit interests would be vested (3.75% in the aggregate), and therefore one-half of the option interests (15%) would be vested (262,500 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $65,000, recorded on our consolidated statement of operations as selling, general and administrative expense for the year ended December 31, 2020. In January 2022, the committee again reviewed the operating performance and determined that a portion of the performance metrics were met. It was agreed that an additional one-half and one-quarter of the eligible profits interests would be vested (6.50% in the aggregate), and therefore an additional half of the option interests would be vested (525,000 options shares in the aggregate). The vesting of option shares resulted in a fair value totaling $130,000; $65,000 is recorded on our consolidated statement of operations as selling, general and administrative expense for each of the years ended December 31, 2021 and December 31, 2020.

Note 12. Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

1.	ONM Environmental -- which sells odor and volatile organic control products and services (located in Westminster, California);
2.	Clyra Medical Technologies (“Clyra Medical”) -- which develops and sells medical products based on our technologies;
3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee); and
4.	BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The segment information for the years December 31, 2021 and 2020, is as follows (in thousands):

	2021	2020

Revenues
BioLargo corporate	$7	$14
ONM Environmental	1,419	1,568
Clyra Medical	139	240
BLEST	1,635	1,050
BioLargo Water	12	37
Intersegment revenue	(681)	(477)
Total	$2,531	$2,432

Operating loss
BioLargo corporate	$(3,538)	$(3,947)
ONM Environmental	(511)	(493)
BLEST	(629)	(619)
Clyra Medical	(1,142)	(1,827)
BioLargo Water	(616)	(697)
Total	$(6,436)	$(7,583)

Research and development
BioLargo corporate	$(1,001)	$(754)
BLEST	(488)	(351)
Clyra Medical	(66)	(164)
BioLargo Water	(486)	(505)
BioLargo corporate - intersegment	674	436
Total	$(1,367)	$(1,338)

Interest expense
BioLargo corporate	$(118)	$(1,823)
ONM Environmental	—	—
Clyra Medical	(116)	(100)
Total	$(234)	$(1,923)

Net loss
ONM Environmental	$(511)	$(483)
BLEST	(629)	(619)
Clyra Medical	593	(2,139)
BioLargo Water	(566)	(466)
BioLargo corporate	(5,781)	(5,993)
Consolidated net loss	$(6,894)	$(9,700)

As of December 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$555	$451	$816	$595	$152	$(47)	$2,522
Right of use	222	—	—	231	—	—	453
Investment in South Korean joint venture	48	—	—	—	—	—	48
Total	$753	$451	$816	$433	$152	$(47)	$3,023

As of December 31, 2020	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$388	$624	$1,125	$188	$105	$(42)	$2,388
Right of use	215	—	—	126	—	—	341
Investment in South Korean joint venture	63	—	—	—	—	—	63
Intangible assets	2,150	—	—	—	—	—	2,150
Total	$2,816	$624	$1,125	$314	$105	$(42)	$4,942

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the years ended December 31, 2021 and 2020, rental expense was $228,000 and $228,000, respectively.  On January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility qualifies for the new treatment; it originated in August 2016, was originally scheduled to expire August 2020, contains a yearly escalation of 3%, and includes a four-year renewal option whereby the base rent is adjusted to then market value. During 2020, we exercised our option to extend the lease for four years. It is too early for management to determine if it will extend another four years, therefore the additional four-year extension is not included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one three-year extension to September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. During 2021 management determined that it will exercise the five-year renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

As of December 31, 2021, our weighted average remaining lease term is four years and the total remaining operating lease payments is $670,000. Our minimum lease payments over the next five years are as follows:

Years ending	BioLargo Corp / ONM	BLEST	Total
December 31, 2022	$115,000	$65,000	$180,000
December 31, 2023	118,000	65,000	183,000
December 31, 2024	70,000	65,000	135,000
December 31, 2025	--	65,000	65,000
December 31, 2026	--	107,000	107,000

Total minimum lease payments	$303,000	$367,000	$670,000

Note 14. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Annual Report and management noted the following for disclosure.

Lincoln Park Capital Purchase of Shares

From January 1, 2022, through March 30, 2022, we sold 1,506,821 shares of common stock to Lincoln Park pursuant to our the 2020 LPC Purchase Agreement (see Note 3), and received $345,000 in gross and net proceeds. These sales were registered with the SEC on Form S-1 (file number 333-237651).

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chief Financial Officer Contract Extension

On March 22, 2022, we and our Chief Financial Officer Charles K. Dargan, II formally agreed to extend the engagement agreement dated February 1, 2008 (the “Engagement Agreement”, which had been previously extended multiple times), pursuant to which Mr. Dargan has been and continues to serve as the Company’s Chief Financial Officer. The Engagement Extension Agreement dated as of March 22, 2022 (the “Engagement Extension Agreement”) provides for an additional one-year term to expire January 31, 2023 (the “Extended Term”).

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of March 22, 2022, and the remaining shares to vest 25,000 shares monthly beginning March 22, 2022, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on the March 22, 2022, grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

SBA Loan Forgiveness

We received a notice dated February 7, 2022, that the Small Business Administration had partially approved our application for forgiveness of Paycheck Protection Act loan to ONM Environmental in the amount of $174,000. This leaves a balance on the loan of $35,000.

Clyra Medical – Scion Transaction

BioLargo and its partially owned subsidiary Clyra Medical entered into an agreement dated March 3, 2022, whereby BioLargo agreed to convert $633,091 in working capital advances, made to or on behalf of Clyra Medical, into 2,042.23 shares of Clyra Medical common stock at a rate of $310 per share. See also Note 9 “Impairment Expense”.

Unit Offering

During the three months ended March 31, 2022, pursuant to an offering commenced in  March 2020, we sold 4,196,968 shares of our common stock and received $692,000 in gross and net proceeds from ten accredited investors. In addition to the shares, we issued the investors six-month warrants that allow the investors to purchase an aggregate 4,196,968 shares at 120% of the share purchase price, and five-year warrants that allow the investors to purchase an aggregate 4,196,968 shares at 150% of the share purchase price.