Form 10-Q
period 2022-03-31
BIOLARGO, INC.
filed 2022-05-16
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2022 was 262,684,267 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(in thousands, except for per share data)

	March 31, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$974	$962
Accounts receivable, net of allowance	690	513
Inventories, net of allowance	270	241
Prepaid expenses and other current assets	114	85
Total current assets	2,048	1,801

Equipment and leasehold improvements, net of depreciation	90	61
Other non-current assets	99	69
Investment in South Korean joint venture	40	48
Right of use operating lease, net of amortization	421	453
Clyra Medical prepaid marketing (Note 8)	591	591
Total assets	$3,289	$3,023

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$672	$559
Clyra Medical accounts payable and accrued expenses (Note 8)	204	230
Debt obligations, net of discount and amortization (Note 4)	174	314
Deferred revenue	—	89
Customer deposits	91	79
Lease liability	103	103
Total current liabilities	1,244	1,374

Long-term liabilities:
Debt obligations (Note 4)	150	180
Clyra Medical debt obligations (Note 8)	177	187
Lease liability	318	349
Total long-term liabilities	645	716
Total liabilities	1,889	2,090

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY :
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 262,684,267 and 255,893,726 Shares Issued, at March 31, 2022 and December 31, 2021	176	171
Additional paid-in capital	145,205	143,718
Accumulated deficit	(140,773)	(139,121)
Accumulated other comprehensive loss	(123)	(115)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,485	4,653
Non-controlling interest (Notes 8)	(3,085)	(3,720)
Total stockholders’ equity	1,400	933
Total liabilities and stockholders’ equity	$3,289	$3,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except for share and per share data)

(unaudited)

	MARCH 31, 2022	MARCH 31, 2021

Revenue
Product revenue	$610	$444
Service revenue	355	127
Total revenue	965	571

Cost of revenue
Cost of goods sold	(293)	(237)
Cost of service	(151)	(102)
Total cost of revenue	(444)	(339)
Gross profit	521	232

Operating expenses:
Selling, general and administrative expenses	1,839	1,763
Research and development	392	327
Total operating expenses	2,231	2,090

Operating loss	(1,710)	(1,858)

Other income (expense):
Grant income	5	30
PPP loan forgiveness	174	43
Interest expense	(13)	(93)
Total other income (expense)	166	(20)

Net loss	(1,544)	(1,878)

Net income (loss) attributable to noncontrolling interest	108	(247)
Net loss attributable to common shareholders	$(1,652)	$(1,631)

Net loss per share attributable to common stockholders:
Loss per share attributable to shareholders – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:	260,805,418	233,733,015

Comprehensive loss attributable to common shareholders
Net loss	$(1,544)	$(1,878)
Foreign translation adjustment	(8)	(2)
Comprehensive loss	(1,552)	(1,880)

Comprehensive income (loss) attributable to noncontrolling interest	108	(247)
Comprehensive loss attributable to shareholders	$(1,660)	$(1,633)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, NC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of common stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for service	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical stock option expense	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)

Balance, March 31, 2022	262,684,267	$176	$145,205	$(140,773)	$(123)	$(3,085)	$1,400

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrant and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Clyra Medical securities offering	—	—	—	—	—	50	50
Allocation of noncontrolling interest from Clyra Stock option issuance	—	—	(313)	—	—	313	—
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)

Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except for per share data)

(unaudited)

	MARCH 31, 2022	MARCH 31, 2021
Cash flows from operating activities
Net loss	$(1,544)	$(1,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	801	585
Common stock issued in lieu of salary to officers and fees for services from vendors	17	111
Interest expense related to amortization of the discount on convertible notes payable and line of credit	4	46
PPP loan forgiveness	(174)	(43)
Loss on investment in South Korean joint venture	8	10
Bad debt expense	—	1
Depreciation expense	2	7
Changes in assets and liabilities:
Accounts receivable	(178)	206
Inventories	(29)	36
Deferred revenue	(89)	(4)
Accounts payable and accrued expenses	114	(98)
Clyra Medical accounts payable and accrued expenses	(25)	130
Prepaid expenses and other current assets	(59)	(34)
Customer deposits	12	80
Net cash used in operating activities	(1,140)	(845)
Cash flows from investing activities
Purchase of equipment	(32)	(10)
Net cash used in investing activities	(32)	(10)
Cash flows from financing activities
Proceeds from sales of common stock	1,202	2,106
Proceeds from the sale of stock in Clyra Medical	—	50
Payment of debt obligations	—	(650)
Payment of Clyra Medical debt obligations	(10)	(24)
Net cash provided by financing activities	1,192	1,482
Net effect of foreign currency translation	(8)	(2)
Net change in cash	12	625
Cash at beginning of year	962	716
Cash at end of period	$974	$1,341

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$7	$26
Income taxes	$—	$—
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$—	$35
Conversion of intercompany receivable to Clyra shares (Note 8)	$633,000	$—
Allocation of noncontrolling interest	$528	$313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Description of Business

BioLargo, Inc. is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air and a cleaner earth. The company also owns a majority interest in a medical products subsidiary that has licensed BioLargo’s technologies.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2022, we had a net loss of $1,544,000, used $1,140,000 cash in operations, and at March 31, 2022, we had working capital of $804,000, and current assets of $2,048,000. During the three months ended March 31, 2022, we generated revenues of $965,000. (See Note 9.)  Only one of our subsidiaries – ONM Environmental – generated positive operating income. None of our other operational subsidiaries did so.

We do not believe gross profits in the year ended December 31, 2022, will be sufficient to fund our current level of operations, and therefore believe we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital, and private sales of our securities. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

If we are unable to rely on our current arrangement with Lincoln Park to continue to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

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

Organization

We are a Delaware corporation formed in 1991. We have four wholly-owned subsidiaries: BioLargo Life Technologies, Inc., organized under the laws of the State of California in 2006; ONM Environmental, Inc., organized under the laws of the State of California in 2009; BioLargo Water Investment Group Inc., organized under the laws of the State of California in 2019, which wholly owns BioLargo Water, Inc., organized under the laws of Canada in 2014; and BioLargo Development Corp., organized under the laws of the State of California in 2016. Additionally, we own 89% of BioLargo Engineering Science and Technologies, LLC (“BLEST”), organized under the laws of the State of Tennessee in 2017. We also own 58% of Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), organized under the laws of the State of California in 2012, and consolidate their financial statements (see Note 2, subheading “Principles of Consolidation,” and Note 8).

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2022 and December 31, 2021, our cash balances were made up of the following (in thousands):

	March 31, 2022	December 31, 2021
BioLargo, Inc. and subsidiaries	$951	$941
Clyra Medical Technologies, Inc.	23	21
Total	$974	$962

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  March 31, 2022 was $12,000 and December 31, 2021, was $13,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

We have a limited number of customers that account for significant portions of our revenue. During the three months ended March 31, 2022 and 2020, the following customers accounted for more than 10% of consolidated revenues:

	March 31, 2022	March 31, 2021
Customer A	29%	<10%
Customer B	14%	<10%
Customer C	<10%	39%
Customer D	<10%	16%
Customer E	<10%	13%
Customer F	<10%	12%

We had two customers that each accounted for more than 10% of consolidated accounts receivable at March 31, 2022, and two customers at December 31, 2021, as follows:

	March 31, 2022	December 31, 2021
Customer D	29%	<10%
Customer E	24%	<10%
Customer F	<10%	32%
Customer G	<10%	12%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  March 31, 2022, and December 31, 2021, was $3,000. Inventories consisted of (in thousands):

	March 31, 2022	December 31, 2021
Raw material	$129	$108
Finished goods	141	133
Total	$270	$241

Other Assets

Other non-current assets consisted of (i) security deposits of $35,000 related to our business offices, and (ii) three patents for $34,000, and contract assets related to ongoing projects of our BLEST subsidiary totaling $29,000.

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. During the three months ended March 31, 2022 and March 31, 2021 the joint venture incurred a loss and our 40% ownership share reduced our investment interest by $8,000 and $10,000, respectively.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2022 and 2021, management determined that there was no impairment of its long-lived assets, including its patents.

Nevertheless, for the year ended December 31, 2021, management determined that there was an impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” and an impairment of Clyra’s prepaid marketing.  Total impairment expense for 2021 was $342,000.

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2022 and 2021, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the three months ended March 31, 2022 and 2021:

	2022		2021
	Non Plan	2018 Plan	Non Plan	2018 Plan
Risk free interest rate	2.32%	2.32%	1.73%	0.93	–	1.73%
Expected volatility	117%	117%	124%		124%
Expected dividend yield	—	—	—		—
Forfeiture rate	—	—	—		—
Life in years	10	10	10		10

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BLEST identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. BLEST’s contracts typically call for invoicing for time and materials incurred for that contract. A few contracts have called for milestone or fixed cost payments, where BLEST invoices an agreed-to amount per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a receivable or payable is created. These accounts are adjusted upon additional billings as the work is completed. We recognized $118,000 in the three months ended March 31, 2022, from contracts, of which $89,000 had a deferred liability balance as of December 31, 2021. As of March 31, 2022, we have a contract receivable totaling $29,000, recorded in other assets on our balance sheet. To date, there have been no discounts or other financing terms for the contracts.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of March 31, 2022, and December 31, 2021.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of March 31, 2022 and December 31, 2021, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

We adopted ASU 2016-12 using the effective date option. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. As of March 31, 2022, the right of use assets on our balance sheet related to our operating leases totals $421,000.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

During the three months ended March 31, 2022 and 2021, we sold 1,506,821 and 12,455,619 shares to Lincoln Park, and in exchange received $346,000 and $2,001,000 in gross and net proceeds, respectively.

2020 Unit Offering

During the three months ended March 31, 2022, pursuant to an offering commenced in May 2020, we sold 5,196,968 shares of our common stock and received $856,000 in gross and net proceeds from eleven accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

During the three months ended March 31, 2021, pursuant to an offering commenced in May 2020, we sold 875,000 shares of our common stock and received $105,000 in gross and net proceeds from three accredited investors. Inaddition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in 2020 Unit Offering”).

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of March 31, 2022, and December 31, 2021 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	March 31, 2022 (Unaudited, in thousands)	December 31, 2021 (in thousands)
Current portion of debt:
SBA Paycheck Protection Program loans, mature April 2022	140	$314
Convertible note payable, matures March 1, 2023	$50	—
Debt discount, net of amortization	(16)	—
Total current portion of debt	$174	$314

Long-term debt:
SBA EIDL Loan, matures July 2050	150	150
Convertible note payable, matures March 1, 2023	$—	50
Debt discount, net of amortization	—	(20)
Total long-term portion of debt	$150	$180

Total	$324	$494

For the three months ended March 31, 2022 and 2021, we recorded $4,000 and $93,000, respectively, of interest expense related to the amortization of discounts on convertible notes payable, coupon interest from our convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 30, 2022.

SBA Program Loans

In  April 2020, our subsidiaries ONM Environmental, BLEST and Clyra Medical received $218,000, $96,000 and $43,000, respectively, in loans pursuant to the Small Business Association’s (“SBA”) Paycheck Protection Program (“PPP”). The loans mature two years from the inception date (although any payments due are deferred once a forgiveness application has been filed), and incur interest at 1%. Management believes that it has fully complied with the terms of forgiveness as set forth by the SBA, and each subsidiary has filed forgiveness applications.  On February 7, 2022, we received notice that the SBA had partially approved ONM Environmental's application for forgiveness of its PPP loan in the amount of $174,000; ONM has appealed and provided additional documentation to support forgiveness of the remaining $44,000. The forgiveness application of BLEST remains pending. On March 19, 2021, we received notice that the SBA had approved the application for forgiveness Clyra’s PPP loan.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

No shares were issued as payment of officer salary in the three month period March 31, 2022.

On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

Payment of Consultant Fees

On March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share in lieu of $17,000 of accrued and unpaid obligations to consultants.

On March 31, 2021, we issued 610,123 shares of our common stock at $0.23 per share in lieu of $80,000 of accrued and unpaid obligations to consultants.

Stock Option Expense

During the three months ended March 31, 2022 and 2021, we recorded an aggregate $660,000 and $424,000, in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 8 for information on stock option expense for options issued by subsidiary Clyra Medical.

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

Activity for our stock options under the 2018 Plan for the three months ended March 31, 2022 and 2021, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2021	23,186,142	$0.16	–	0.40	$0.19
Granted	2,621,229	0.12	–	0.23	0.23
Expired	—		—		—
Balance, March 31, 2022	25,807,371	$0.22	–	0.40	$0.19
Non-vested	(4,742,688)	0.17	–	0.40	0.22
Vested, March 31, 2022	21,064,683	$0.16	–	0.40	$0.19	$1,015,000

Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	1,217,670	0.12	–	0.23	0.19
Expired	—		—		—
Balance, March 31, 2021	20,083,195	$0.12	–	0.40	$0.20
(1)	Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted to purchase 2,621,229 shares during the three months ended March 31, 2022 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 39,848 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to our CFO and President to replace options that had expired; (ii) we issued options to purchase 444,092 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $96,000; (iii) we issued options to purchase 1,690,257 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.23 per share; the fair value of employee retention plan options totaled $362,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 447,032 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $97,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

The options granted to purchase 1,217,670 shares during the three months ended March 31, 2021 were issued to an officer, board of directors, employees and consultants: (i) we issued options to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.17 per share to our CFO; (ii) we issued options to purchase 296,704 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $65,000 and is recorded as selling, general and administrative expenses; (iii) we issued options to purchase 407,713 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date of $0.23 per share; the fair value of employee retention plan options totaled $89,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 213,253 shares of our common stock to consultants and employees in lieu of cash for unpaid obligations totaling $37,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

Activity for our stock options under the 2007 Plan for the three months ended March 31, 2022 and 2021 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49
Expired	—		—		—
Balance, March 31, 2022	2,879,246	$0.23	–	0.94	$0.49	$—
Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(920,000)	0.45	–	0.50	0.49
Balance, March 31, 2021	4,769,363	$0.23	–	0.94	$0.43

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Plan Options issued

During the three months ended March 31, 2022, we issued an option to purchase 32,609 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $7,000 and is recorded in our selling, general and administrative expense.

During the three months ended March 31, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

Activity of our non-plan stock options issued for the three months ended March 31, 2022 and 2021 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2021	20,119,207	$0.12	–	0.83	$0.38
Granted	32,609		0.23		0.23
Balance, March 31, 2022	20,151,816	$0.12	–	0.83	$0.39
Non-vested	(1,206,986)	0.23	–	0.45	0.44
Vested, March 31, 2022	18,944,830	$0.12	–	0.83	$0.38	$130,000

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956		0.23		0.23
Balance, March 31, 2021	20,793,539	$0.17	–	1.00	$0.41

(1) – Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2022.

Note 6. Warrants

We issued warrants to purchase our common stock, at various prices for the three months ended March 31, 2022 and 2021, is as follows:

					Exercise	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)
Balance, December 31, 2021	36,765,502	$0.16	–	1.00	$0.27
Issued	10,393,936	0.20	–	0.25	0.22
Expired	(388,889)		0.22		0.22
Balance, March 31, 2022	46,770,549	$0.14	–	1.00	$0.26	$342,000

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	1,975,000	0.14	–	0.18	0.16
Expired	(746,528)	0.19	–	0.22	0.20
Balance, March 31, 2021	34,209,461	$0.14	–	1.00	$0.29
(1)	– Aggregate intrinsic value based on closing common stock price of $0.23 at March 31, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants issued in 2020 Unit Offering

During the three months ended March 31, 2022, pursuant to our 2020 Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 5,196,968 shares of our common stock at $0.21 per share, and five-year stock purchase warrants to purchase an aggregate 5,196,968 shares of our common stock at $0.25 per share.

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

	March 31, 2022	March 31, 2021
Risk free interest rate	—%		0.71%
Expected volatility	—%		100%
Expected dividend yield	—		—
Forfeiture rate	—		—
Expected life in years	—	.5	-	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life in years is based on the contract term of the warrant.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued expense	$461	$349
Accrued interest	25	25
Accrued payroll	186	185
Total accounts payable and accrued expenses	$672	$559

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries. See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 58% of its outstanding shares as of March 31, 2022.

BioLargo and its partially owned subsidiary Clyra Medical entered into an agreement dated  March 3, 2022, whereby BioLargo agreed to convert $633,000 in working capital advances, made to or on behalf of Clyra Medical, into 2,042 shares of Clyra Medical common stock at a rate of $310 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Obligations of Clyra Medical

Inventory Line of Credit

On  June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $83,000. As of  March 31, 2022, the balance outstanding on this line of credit totals $177,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures on June 30, 2022, and requires Clyra pay interest and principal from gross product sales. Clyra is required to pay 60% of gross product sales to reduce amounts owed on the line of credit. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra  may prepay the note at any time.

Clyra Medical other asset

On  December 30, 2015, Clyra entered into a consulting agreement with Beach House Consulting, LLC, through which Jack B. Strommen will be providing consulting services to Clyra related to its sales and marketing activities, and in exchange receive $23,000 per month for a period of four years. On  June 30, 2020, at Clyra’s request, Beach House Consulting agreed to accept 3,639 shares of Clyra common stock, in lieu of cash, as full prepayment of the consulting fee. The obligation to provide the consulting services is dependent on Clyra generating an average of $250,000 in monthly sales over three consecutive months, which has not been met. The value of the shares issued to Beach House were higher but the asset was impaired in 2021, the asset totals $591,000 and is recorded as a non-current asset on our balance sheet.

Clyra Medical Equity transactions

As of March 31, 2022, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	51,249	58%
Sanatio Capital	18,704	21%
Other	19,118	21%
Total	89,071

Sales of Common Shares

There were no sales of Clyra shares during the three months ended March 31, 2022.

During the three months ended March 31, 2021, Clyra raised $50,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of December 31, 2021, the Company had issued options to purchase 14,004 shares of Clyra stock. During the three months ended March 31, 2022 and 2021, Clyra issued options to purchase 648 and 777 shares of its common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the three months ended March 31, 2022 and 2021 totaled $141,000 and $161,000. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. We also used a risk-free rate of 2.32%, a volatility of 40% and an expected life of 10 years.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expense	$201	$149
Accrued interest	—	51
Accrued payroll	3	30
Total Clyra Medical accounts payable and accrued expenses	$204	$230

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Business Segment Information

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

The segment information for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

March 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$2	$600	$10	$545	$—	$(192)	$965
Intersegment revenue	(2)	(2)	—	(188)	—	192	—
Research and development	(265)	—	(16)	(108)	(197)	194	(392)
Operating income (loss)	(1,220)	13	(240)	(35)	(228)	—	(1,710)
Grant income	—	—	—	—	5	—	5
Interest expense	(6)	—	(7)	—	—	—	(13)
Net income (loss)	(1,226)	187	(247)	(35)	(223)	—	(1,544)

March 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Revenue	$7	$320	$115	$388	$8	$(267)	$571
Intersegment revenue	(7)	—	—	(260)	—	267	—
Research and development	(336)	—	(2)	(105)	(119)	260	(327)
Operating loss	(923)	(176)	(439)	(183)	(137)	—	(1,858)
Grant income	—	—	—	—	30	—	30
Interest expense	(55)	—	(38)	—	—	—	(93)
Net loss	(978)	(176)	(434)	(183)	(107)	—	(1,878)

As of March 31, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$788	$590	$817	$502	$177	$(46)	$2,828
Right of use	200	—	—	221	—	—	421
Investment in South Korean joint venture	40	—	—	—	—	—	40
Total	$1,028	$590	$817	$723	$177	$(46)	$3,289

As of December 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$690	$451	$832	$445	$152	$(47)	$2,522
Right of use	222	—	—	231	—	—	453
Investment in South Korean joint venture	48	—	—	—	—	—	48
Total	960	451	832	676	152	(47)	$3,023

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the three months ended March 31, 2022 and 2021, rental expense was $63,000 and $56,000, respectively.  As of March 31, 2022, our weighted average remaining lease term is four years and the total remaining operating lease payments is $670,000.

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. On  January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis. The adoption resulted in an immaterial cumulative effect of an accounting change that was not recorded.  The lease of our Westminster facility expires August 2024. It is too early for management to determine if it will exercise its option to extend the lease four years, therefore the four-year extension is not included in the analysis. The lease of our Oak Ridge, Tennessee facility also qualifies, and it had one three-year extension to  September 2022, and has one renewal option for another five years where the rental rate would adjust to greater of the current price and fair market value. Management determined that it will exercise the five-year renewal option for the Oak Ridge facility. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

Note 11. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this report and management noted the following for disclosure.

Unit Offering Investments

On April 19, 2022, we sold 3,723,077 shares of our common stock to four investors and received $726,000 in gross and net proceeds. Each investor received two stock purchase warrants: (i) a warrant expiring six months after the investment date allowing for the purchase of the number of shares the investor purchased, for $0.234 per share, and (ii) a warrant expiring five years after the investment date allowing for the purchase of the number of shares the investor purchased, for $0.2925 per share.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of March 31, 2022, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation, BioLargo Development Corp., a California corporation, and BioLargo Water Investment Group, Inc., a California corporation, and its wholly owned Canadian subsidiary BioLargo Water, Inc. (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company; and (iv) Clyra Medical Technologies, Inc. (“Clyra”), a partially owned subsidiary.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.

Our Business - Innovator and Solution Provider

BioLargo, Inc. invents, develops, and commercializes innovative platform technologies to solve challenging environmental problems like PFAS contamination, advanced water and wastewater treatment, industrial odor and VOC control, air quality control, infection control, and myriad environmental remediation challenges. Having conducted continual and extensive research and development, BioLargo holds a wide array of issued patents, maintains a robust pipeline of products, and provides full-service environmental engineering. We invent or acquire novel technologies and develop them to maturity through our operating subsidiaries using cutting-edge scientific and engineering methodologies. With a keen emphasis on partnerships with academic, government, and commercial organizations and associations, BioLargo has proven itself by executing on challenging environmental engineering projects, demonstrating its powerful technologies through pilots, trials, and early commercial adoption, publishing high-impact academic and industry publications, and winning over 90 grants. We monetize our innovations through direct sales and recurring service contracts, as well as through channel partnerships, meaning licensing agreements, exclusive and non-exclusive distribution agreements, brand development partnerships, sale referral partnerships, strategic joint venture formation, and/or the sale of the IP. Channel partnerships allow us to extend the commercial reach of our products and services disproportionately to our core infrastructure and staffing.

The past year held a shift in focus at BioLargo toward the development and commercial execution of several key business initiatives with the potential to generate significant organizational and revenue growth for the company. Three of these projects in particular represent the dominant catalysts for near-term monetization of our core technologies and engineering services: 1) the advancement of our PFAS removal system (the AEC, or “Aqueous Electrostatic Concentrator”) toward commercial trials with a Southern California municipal water agency and a federal government agency, 2) the design, manufacture, pre-trial testing, and preparation for field trials with first customers of a novel “minimal liquid discharge” wastewater treatment system in partnership with Garratt-Callahan, the largest privately held water treatment company in America with more than 100 years history, and 3) the manufacture and successful launch of a new pet odor control product based on BioLargo’s intellectual property launched by our partners at Ikigai Marketing Works, LLC, a venture aimed at building a national pet odor-control brand with distribution through big-box retailers to position for sale of the brand to a multi-national consumer products company. Additionally, our engineering services division has begun the initial phase of a large capital project in the cleantech and environmental technologies space - a waste-to-energy conversion plant in South America (see Waste-to-Energy Conversion Plant Project below).

Three main factors differentiate this past year from the years that preceded it for BioLargo. First, we have built our credibility as cleantech technology innovators and environmental engineering service providers to the point where industry stakeholders, clients, and prospective partners rightfully view us as an effective and reliable means to solve their challenges. This has resulted in what we believe will continue advancing to become high-revenue and profit generating projects with channel partners such as Garratt-Callahan and Ikigai. This “critical mass” of credibility as a cleantech solutions provider is a result of our investments in our talented team of engineers and scientists with a track record of executing complex engineering projects, and our history of developing creative and powerful new technologies. Secondly, our core patented water treatment technologies, the BioLargo Advanced Oxidation System (AOS) and Aqueous Electrostatic Concentrator (AEC), have now been demonstrated in successful pilot projects, either on-site at a prospective client’s facility, or in-house with client-provided contaminated waters. Both of these technologies are now primed for commercialization and monetization. Third, our multi-year effort to remove debt from our balance sheet has almost concluded, with only one $50,000 fixed-price convertible note due in 2023 remaining, along with covid-related low-interest U.S. Small Business Administration loans (not including debt owed by our partially owned subsidiary Clyra Medical Technologies).

In the first quarter of 2022, our subsidiary ONM Environmental generated net operating income of $187,000, as compared with a net operating loss in the first quarter of 2021 of $176,000, and our engineering subsidiary reduced its operating loss from $183,000 in the first quarter of 2021, to only $35,000 in this most recent quarter. Several factors contributed to this: 1) each subsidiary benefited from significant organic growth of contracts within its main target market, 2) both executed some larger projects as compared to prior experience, and 3) in the case of ONM Environmental, license royalties on products based on our intellectual property began to generate a larger amount of revenue. Of the Company’s other two subsidiaries, Clyra Medical Technologies is presently working to raise capital to support the marketing and sales of its newly launched Bioclynse product, and BioLargo Water is working to land the first commercial accounts for its innovative low-energy water treatment technology the BioLargo AOS. After years of investing heavily in research and development of our patented cleantech technologies (roughly $1.5 million in 2021 alone), we are at a turning point where our core assets are either seeing early fruits of commercialization or are now ready for monetization.

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

Talent

We have steadily grown our team to 31 team members and numerous other part-time consultants, including highly qualified PhDs, engineers, MDs and medical professionals, construction professionals, field service technicians, innovators, sales marketing specialists, entrepreneurial and executive leadership.

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

Combating the PFAS Forever-Chemical  Crisis – the AEC

One of the most significant and timely innovations in our portfolio is our PFAS removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC). Our engineers developed and are now preparing to commercialize the AEC, which is a novel water treatment system that removes per- and poly-fluoroalkyl substances (PFAS) from water at a fraction of the operating cost and generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

PFAS is often referred to as the “contaminant of the decade”, and as such, it is considered a multi-billion dollar commercial market opportunity. The White House has named the PFAS crisis as a top policy agenda item and the EPA has and will continue to tighten the regulatory requirements to mitigate and manage and limit human exposure to PFAS, all of which will continue to push the market to find and adopt commercially viable solutions. Notably, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water including performance testing that shows “non-detect” levels of removal. We have recently demonstrated more than six months of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. We have also successfully demonstrated that the AEC is scalable and functional to a commercial scale and that our engineering team has the experience and proven experience to successfully deliver commercial systems to meet the needs of a commercial installation and sale. Our team has a history of successful execution in the environmental remediation industry and the knowhow to successfully commercialize the AEC.

Equipped with a comprehensive set of data, including removal of PFAS chemicals to “non-detect” levels utilizing client-provided contaminated water, we have expanded our initial marketing of the AEC over the past six months and, through that process, have created a prospective list of commercial opportunities and projects that has provided critical affirmation for our value proposition for the customer market. The process has allowed us to learn from our prospective customers how to tailor our offering to best meet their needs, while at the same time it has created an ever-expanding list of commercial prospects that exceeds $90 million in total revenue potential, subject to our ability to stage in this level of growth. While these potential customers are considering other competing solutions (like carbon filtration, ion exchange and reverse osmosis systems), each of which have serious negative features, they are actively seeking an alternative like our AEC. Although we are highly encouraged and working to turn these prospective customers into clients, we are still at the early stage of the commercial process on each.

We are also currently negotiating with three channel partners and a number of prospective industrial customers to contract for revenue-generating projects to treat their PFAS.  Having completed our initial testing of client water (to “non-detect” levels) from a leading water district in southern California, we are working on a proposal to proceed with a commercial field trial. We are preparing a comprehensive plan for review with the agency to be delivered in the near future.

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

We have been and expect to continue selling product to the largest solid waste handling companies in the country, with a portion of chemistry product sales resulting from national purchasing agreements (NPAs) with large waste handling companies. ONM Environmental also is currently servicing an exclusive three-year supply contract with a large municipality in Southern California for the delivery of CupriDyne Clean, which will provide a steady source of chemistry supply revenue for the company over the next three years.

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

Consumer Private-Label Products

Ikigai Marketing Works, LLC, which was founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products, has licensed from us a CupriDyne-based household pet odor removal product and a laundry additive for pet related odors. After development of television commercials and a successful test marketing campaign, they have begun a national advertising campaign, and plan to launch the products in major retailers in the United States (e.g., Walmart, Target, etc.). Initial sales volume for the product has exceeded early expectations.

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

The subsidiary is located in Oak Ridge (a suburb of Knoxville, Tennessee), and employs a group of scientists and engineers who collectively worked together for almost 30 years and experience in diverse engineering fields. The team is led by Randall Moore, who served as Manager of Operations for Consulting and Engineering for the Knoxville office of CB&I Environmental & Infrastructure and was formerly a leader at The Shaw Group, Inc., a Fortune 500 global engineering firm. The other team members are also former employees of CB&I and Shaw. The team is highly experienced across multiple industries and they are considered experts in their respective fields, including chemical engineering, wastewater treatment (including design, operations, data gathering and data evaluation), process safety, energy efficiency, air pollution, design and control, technology evaluation, technology integration, air quality management & testing, engineering management, permitting, industrial hygiene, applied research and development, air testing, environmental permitting, HAZOP review, chemical processing, thermal design, computational fluid dynamics, mechanical engineering, mechanical design, NEPDES permitting, RCRA/TSCA compliance and permitting, project management, storm water design & permitting, computer assisted design (CAD), bench chemistry, continuous emission monitoring system operator, data handling and evaluation and decommissioning and decontamination of radiological and chemical contaminated facilities. The engineering team also has developed an extended network of trusted engineering subcontractors that assist in serving specific client projects as needed, from time to time.

In association with Garratt-Callahan, a national industrial water treatment company, BLEST is developing a “minimal liquid discharge” wastewater treatment system based on Garratt-Callahan proprietary technology that would industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently preparing to launch the MLD system to its customers. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BioLargo’s engineers finished building the first full-scale prototype of this new technology and tested it with Garratt-Callahan client provided water, with Garratt-Callahan technical staff present on-site at BLEST’s facility. In this “factory acceptance” testing, the system removed over 98% of the target contaminants from water provided by a Garratt-Callahan client in continuous operation, in line with results achieved by Garratt-Callahan’s original bench-scale and batch processing tests. This factory acceptance testing was a necessary step before commercial trials with Garratt-Callahan customers can begin. The first customer has already been identified, and initially the plan was to conduct an on-site field trial for that customer. Now, in collaboration with the technical team at Garratt-Callahan, we are recommending that a field trial is not required given the level of validation that has been done. We are working on contractual agreements to move the project forward to first sales.

Waste-to-Energy Conversion Plant Project

In April, our engineering subsidiary (BLEST) was hired to conduct a comprehensive project plan (i.e., “feasibility”) study by a Southern California based sustainable energy services company intending to build a waste-to-energy conversion plant in South America. The site of the proposed conversion plant is approximately 296 acres, where it is planned to process over two million tons of municipal solid waste annually. A feasibility study is typically the first step in the design process for a new project of this size, and will address multiple fundamental factors that will influence the design and operation of the anticipated facility, including technology options, rough costs to construct and operate, environmental impacts, and rough equipment sizing. The feasibility study would then inform and facilitate the development of a design basis document, then conceptual design, and ultimately the front-end engineering design. It is important to note that the term feasibility as used in this context does not involve any sort of technology trials to determine if they are workable, rather the comprehensive plan being prepared is to assist the developer in proper planning, permitting, budgeting for a very large project. Thus far, BioLargo’s engineers have been contracted on the feasibility study only, but expect to be involved in subsequent phases should the project move forward as planned. ONM Environmental was critical in bringing this project to the company and will work with BioLargo’s engineers to execute this project. ONM Environmental brings to the table a team with extensive expertise surrounding the design and operation of waste handling facilities, and BLEST brings a team of veteran engineers with decades of experience designing and integrating complex projects as well as specific expertise in the area of waste-to-energy conversion.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located in Edmonton, Alberta, Canada, that developed and is commercializing our Advanced Oxidation water treatment system (AOS). The AOS is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to rapidly and effectively eliminate pathogenic organisms and organic contaminants as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance while using very little electricity and input chemicals. This is made possible by the highly oxidative iodine compounds and reactive oxygen species generated within the AOS reactor as well as the unique and proprietary physical constitution and geometry of the reactor. Our proof-of-concept studies and on-site pilot projects have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. Furthermore, our technology has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. Together, these characteristics make the AOS an economical and versatile tool to enable wastewater treatment and reuse in the face of emerging water contaminants and increasing regulatory scrutiny on industrial wastewater discharge. The capabilities of the AOS as a sustainable water treatment technology have been the subject of several high-impact academic papers in scientific journals. The company pursues a policy of publishing about the technology in academic journals as much as possible in order to promote transparency about the technology’s safety and efficacy while also contributing to the field of advanced water treatment science.

BioLargo’s AOS water treatment technology has completed several pre-commercial demonstration pilots, including one at a poultry farm in Alberta, one at a microbrewery in Southern California, and another in Southern California where stormwater was treated by the AOS. It has an ongoing pilot near Montreal to treat municipal wastewater. It is our belief that once these pre-commercial pilots have concluded with the AOS, our ability to entice major water industry players to partner with BioLargo Water to accelerate market adoption of the AOS will be increased dramatically. Our team in Canada is in discussions with potential early adopters in the agriculture space, and has secured significant provincial and federal grant funding to help defray the cost of a first commercial project.

In the first quarter of 2022, BioLargo Water received a grant from Next Generation Manufacturing Canada (NGen) to support the company’s collaboration with a specialized electrical component designer to assist in optimizing the electrical performance of the AOS with the ultimate goal of maximizing the lifespan of the AOS’ components.

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

Recently, BioLargo Water was awarded a grant from the government of Canada’s Natural Sciences and Engineering Research Council (NSERC) that allowed for the extension of the pilot project to allow for use of a new, higher flow-rate AOS system, as well as the installation of an AEC system at the pilot to assess its removal of PFAS chemicals from the municipality’s wastewater.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology. It is launching a product to be used by surgeons generally, with a first target market aimed toward orthopedic surgeons for use as a wound irrigation solution and to help manage patient care and outcomes. Clyra has secured its first two hospital customers for the product, established a robust quality control system for FDA compliance, recruited a national director of sales, and is negotiating with three separate channel partners to form a commercial alliance. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products. In March 2022, Clyra and BioLargo finalized an agreement with Scion Solutions, LLC, whereby the intellectual property (primarily, the SkinDisc) acquired in September 2018 was returned to Scion, and in exchange Scion forgave the outstanding principal and interest due on the promissory note owed by Clyra with an outstanding principal amount of $1,007,000, returned all its shares of Clyra common stock, and its two principals forgave $305,000 in accounts payable owed to them. In addition to the SkinDisc intellectual property, Scion received 2,000,000 of the 5,000,000 shares it had earned from the September 2018 sale of SkinDisc to Clyra/BioLargo. There are channel partnerships in development for Clyra’s BioClynse product in three separate healthcare markets.

Conclusion

In the past quarter, our company:

●	grew its revenues significantly, with consolidated revenue growing 69% over the same period in 2021, to $965,000. ONM Environmental was profitable, and BLEST came just shy of profitability
●	continued to demonstrate the commercial viability of our cleantech products and services through organic growth leading to increased revenue
●	improved its financial condition by through increasing cash flow from revenues, adding to the improved balance sheet resulting from dramatic reduction in debt over the past year
●	advanced the commercialization of its technology assets in target markets through channel partnerships that are either already in place and executing, or are currently developing

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

Results of Operations

We operate our business in distinct business segments:

●	ONM Environmental, which manufactures and sells our odor and VOC control products and services for sale by itself and third parties through private labels;

●

BLEST, our professional engineering services division, advancing innovations like the AEC to remove PFAS contaminants from water, serving outside clients on a fee for service basis, and supporting our internal business units;

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

Consolidated revenue for the three months ended March 31, 2022, was $965,000, which is a 69% increase over the same period in 2021. Our service revenue increased 180%, while revenue from product sales and related services increased by 37%. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, and sales of private-label products based on our CupriDyne formula.

ONM Environmental

Our wholly-owned subsidiary ONM Environmental generates revenues through (i) sales of our flagship product CupriDyne Clean, including related design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities, and (ii) sale of private-label products to third parties.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the three months ended March 31, 2022, were $598,000, an increase of $278,000 or 87% from the same period in 2021. The increase in revenues was due to an increase in the volume of sales of private label odor-control products, and an increase in license royalties. Because ONM Environmental has no control over the marketing and sales activity or levels of its private-label clients, it cannot predict sales volumes related to these clients in future periods. One client has indicated it intends to continue to increase the number of products it is purchasing from ONM Environmental in future periods.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of depreciation, salaries and expenses related to the manufacturing and installation of its products. As a percentage of revenue, ONM Environmental’s costs of goods increased 6% in 2022, to 51%, compared to the same period in 2021. The increase in cost of goods is due to lower margins in the private-label products, and increases in raw material costs.

Selling, General and Administrative Expense (ONM Environmental)

ONM Environmental’s selling, general and administrative expenses decreased by 8% ($26,000) during the three months ended March 31, 2022, as compared with the same period in 2021. These expenses decreased due to a reduction of sales and support staff. We expect these expenses to remain consistent in the year ending December 31, 2022.

Operating Income (Loss) (ONM Environmental)

ONM Environmental generated $598,000 in revenue, a gross margin of $309,000, and had total costs and expenses of $292,000, resulting in operating income of $13,000, compared with an operating loss of $176,000 for the three months ended March 31, 2021. Provided that its private-label clients continue to purchase product, we expect this trend to continue.

BLEST (engineering division)

Revenue (BLEST)

Our engineering segment (BLEST) generated $355,000 of revenue from third parties in the three months ended March 31, 2022, compared to $128,000 in 2021, representing a 177% increase from the prior year. The increase is due to completion of projects within our budgeted amount, an increased number of client contracts, and the recognition of $119,000 of deferred revenue for ongoing projects that had achieved certain completion milestones.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three months ended March 31, 2022, it totaled $188,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three months ended March 31, 2022, its cost of services were 42% of its revenues, versus 82% in 2021. This decrease is due to recognition of deferred revenue, and contracts with better margins. Without the recognition of deferred revenue, its cost of services were 63% of revenues.  We expect the cost of services to increase in 2022 based on the contracts currently in progress.

Selling, General and Administrative Expense (BLEST)

BLEST's SG&A expenses were $134,000 in the three months ended March 31, 2022, compared to $100,000 in the same period in 2021. We expect these expenses to remain flat in 2022; increases in engineering staff are included in cost of services.

Operating Loss (BLEST)

BLEST generated $357,000 in revenue from third parties, a gross margin of $207,000, and had total costs and expenses of $242,000, resulting in an operating loss of $35,000, compared with an operating loss of $183,000 in 2021.

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

Because the subsidiary had a net loss, we invested cash during the year to allow it to maintain operations. BLEST’s need for a cash subsidy to support its operations has decreased over time. We expect that in 2022 its sales and thus its gross profit will continue to increase. Our goal for this operation is that it produces a profit and contributes to corporate overhead in a significant way, although predicting when that will happen given the uncertainties in the market, and our limited resources, is difficult.

Selling, General and Administrative Expense – consolidated

Our Selling, General and Administrative expense (“SG&A”) include both cash (for example, salaries to employees) and non-cash (for example, stock option compensation expense) expenses. Our consolidated SG&A increased in the aggregate by 4% ($75,000) in the three months ended March 31, 2022, to $1,839,000. Our non-cash expenses (through the issuance of stock and stock options) were relatively flat 2022 compared with 2021 ($818,000 compared to $696,000). The largest components of our SG&A expenses included (in thousands):

	Three months ended March 31, 2022 (in thousands, unaudited)	Three months ended March 31, 2021 (in thousands, unaudited)
Salaries and payroll related	$809	$731
Professional fees	149	168
Consulting	316	404
Office expense	310	282
Board of director expense	111	65
Sales and marketing	59	78
Investor relations	85	35

Research and Development

In the three months ended March 31, 2022, we spent $392,000 in the research and development of our technologies and products. This was an increase of 20% (+$65,000) compared to 2021.

Interest expense

Our interest expense for the three months ended March 31, 2022, was $13,000, a decrease of 86% compared with 2021. The significant decrease in interest expense is related to the significant decrease of our debt obligations and a reduction of debt issued during 2022 versus 2021. Of our total interest expense in 2022, $7,000 was paid in cash, and the remainder, comprised primarily of non-cash debt discounts related to warrants issued in conjunction with debt instruments being amortized over the life of the debt instrument; for the three months ended March 31, 2022, non-cash interest expense totaled $4,000.

Our outstanding debt as of March 31, 2022, was lower than as of December 31, 2021. We expect our interest expense in the year ending December 31, 2022, to be in line with the prior year, provided we do not issue debt with attached warrants during the remainder of the year. Additionally, we record the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature sold with the convertible notes payable which typically results in a full discount on the proceeds from the convertible notes. This discount is amortized as interest expense over the term of the convertible notes. We also are currently selling units of common stock and warrants instead of using convertible debt for financing our working capital needs, which if continued, will continue to reduce our ongoing interest expense as compared with prior years.

Other Income

ONM Environmental’s total net income of $187,000 for the three months ended March 31, 2022, includes a one-time recognition of $174,000 in income attributed to the cancellation (forgiveness) of a portion of its Paycheck Protection Program (“PPP”) loan.

Primarily through our wholly owned Canadian subsidiary, we have been awarded more than 80 research grants over the years from various public and private agencies, including the Canadian National Research Institute – Industrial Research Assistance Program (NRC-IRAP), the National Science and Engineering Research Council of Canada (NSERC), and the Metropolitan Water District of Southern California’s Innovative Conservation Program “ICP”. The research grants received are considered reimbursement grants related to costs we incur and therefore are included as Other Income. The amount of grant income decreased $25,000 in the three months ended March 31, 2022, to $5,000.  Grant funds paid directly to third parties are not included as income in our financial statements.

Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future. We are very active in both the US and Canada, pursuing grant support for various uses of our products.

Net Loss

Net loss for the three months ended March 31, 2022, was $1,544,000 a loss of $0.01 per share, compared to a net loss for the three months ended March 31, 2021, of $1,878,000 a loss of $0.01 per share. Our net loss this year declined primarily because of an increase in sales, a reduction of interest expense, and the ONM Environmental’s recognition $174,000 in income attributed to the cancellation (forgiveness) of a portion of a Paycheck Protection Program loan.

The net income (loss) per business segment is as follows (in thousands):

Net income (loss)	Three months ended March 31, 2022 (in thousands, unaudited)	Three months ended March 31, 2021 (in thousands, unaudited)
ONM Environmental	$187	$(176)
BLEST	(35)	(183)
Clyra Medical	(247)	(434)
BioLargo Water	(223)	(107)
BioLargo corporate	(1,226)	(978)
Consolidated net loss	$(1,544)	$(1,878)

In the three months ended March 31, 2022, approximately 53% of our net loss was due to non-cash expenses, including $4,000 in interest expense, $801,000 of stock option compensation expense, and $17,000 of services paid by the issuance of stock options.

In the three months ended March 31, 2021, approximately 46% of our net loss was due to non-cash expenses, including $464,000 in interest expense, $585,000 of stock option compensation expense, and $111,000 of services paid by the issuance of common stock.

We believe that ONM Environmental and BLEST (engineering) can achieve net income and positive cash flow from operations in the future, although predicting when that will happen is difficult given numerous uncertainties in the market, our limited capital resources, and our lack of history achieving current results. We expect the Company to continue to incur a aggregate net loss on a consolidated basis for the foreseeable future, even if these two subsidiaries show net income rather than a net loss.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the three months ended March 31, 2022, we had a net loss of $1,544,000, used $1,140,000 cash in operations, and at March 31, 2022, we had working capital of $804,000, and current assets of $2,048,000. During the three months ended March 31, 2022, we generated revenues of $965,000. (See Note 9.)  Only one of our subsidiaries – ONM Environmental – generated positive operating income. None of our other operational subsidiaries did so.

We do not believe gross profits in the year ended December 31, 2022, will be sufficient to fund our current level of operations, and therefore believe we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital, and private sales of our securities. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed with the SEC on March 31, 2022, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Form 10-K, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the filing of the Company’s Form 10-K on March 31, 2022.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 19, 2022, we sold 3,723,077 shares of our common stock to four investors and received $726,000 in gross and net proceeds. Each investor received two stock purchase warrants: (i) a warrant expiring six months after the investment date allowing for the purchase of the number of shares the investor purchased, for $0.234 per share, and (ii) a warrant expiring five years after the investment date allowing for the purchase of the number of shares the investor purchased, for $0.925 per share.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.         Other Information

None.

Item 6.         Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018
4.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.13	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	10/2/2018
4.14	Warrant issued in unit offerings	Form 10-Q	8/14/2020
4.15	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.16	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.4	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.5	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.6	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.7	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.8	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	9/8/2017
10.10	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.11†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
10.12	Agreement dated March 1, 2022, by and between Scion Solutions, LLC, Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.13	Agreement dated March 1, 2022, by and between Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.14†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: May 16, 2022	By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: May 16, 2022	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer