Form 10-Q
period 2022-06-30
BIOLARGO, INC.
filed 2022-08-15
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2022 was 269,427,444  shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(in thousands, except for per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,226	$962
Accounts receivable, net of allowance	578	513
Inventories, net of allowance	256	241
Prepaid expenses and other current assets	81	85
Total current assets	2,141	1,801

Non-current assets
Equipment and leasehold improvements, net of depreciation	153	61
Other non-current assets	69	69
Investment in South Korean joint venture	33	48
Right of use operating lease, net of amortization	390	453
Clyra Medical prepaid marketing (Note 8)	591	591
Total non-current assets	1,236	1,222
Total assets	$3,377	$3,023
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$663	$559
Debt obligations, net of discount and amortization (Note 4)	81	314
Deferred revenue	—	89
Customer deposits	137	79
Current portion of operating lease liability	103	103
Clyra Medical accounts payable and accrued expenses (Note 8)	195	230
Total current liabilities	1,179	1,374
Long-term liabilities:
Debt obligations, net of discount and amortization (Note 4)	247	180
Clyra Medical debt obligations (Note 8)	277	187
Operating lease liability, net of current portion	286	349
Total long-term liabilities	810	716
Total liabilities	1,989	2,090

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00067 Par Value, 400,000,000 Shares Authorized, 268,036,728 and 255,893,726 Shares Issued, at June 30, 2022 and December 31, 2021	179	171
Additional paid-in capital	146,422	143,718
Accumulated deficit	(142,001)	(139,121)
Accumulated other comprehensive loss	(126)	(115)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,474	4,653
Non-controlling interest (Note 8)	(3,086)	(3,720)
Total stockholders’ equity	1,388	933
Total liabilities and stockholders’ equity	$3,377	$3,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		SIX MONTHS
	JUNE 30, 2022	JUNE 30, 2021	JUNE 30, 2022	JUNE 30, 2021

Revenues
Product revenue	$707	$319	$1,317	$762
Service revenue	616	145	970	273
Total revenue	1,323	464	2,287	1,035

Cost of revenue
Cost of goods sold	(364)	(160)	(659)	(397)
Cost of service	(336)	(103)	(487)	(205)
Gross profit	623	201	1,141	433

Selling, general and administrative expenses	1,589	1,547	3,425	3,310
Research and development	355	356	747	683
Operating loss:	(1,321)	(1,702)	(3,031)	(3,560)
Other (expense) income:
Interest expense	(15)	(89)	(28)	(182)
PPP loan forgiveness	—	—	174	43
Tax credit	—	1	—	1
Grant income	3	—	8	30
Total other (expense) income:	(12)	(88)	154	(108)
Net loss	(1,333)	(1,790)	(2,877)	(3,668)

Net (loss) income attributable to noncontrolling interest	(105)	(168)	3	(415)
Net loss attributable to common shareholders	$(1,228)	$(1,622)	$(2,880)	$(3,253)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:	265,856,970	243,731,011	263,345,148	238,759,632
Comprehensive loss:
Net loss	$(1,333)	$(1,790)	$(2,877)	$(3,668)
Foreign currency translation	(3)	—	(11)	(2)
Comprehensive loss	(1,336)	(1,790)	(2,888)	(3,670)
Comprehensive loss attributable to noncontrolling interest	(105)	(168)	3	(415)
Comprehensive loss attributable to common stockholders	$(1,231)	$(1,622)	$(2,891)	$(3,255)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except for share data)

(unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of common stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for service	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical stock option expense	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	262,684,267	$175	$145,206	$(140,773)	$(123)	$(3,084)	$1,401
Sale of common stock for cash	5,011,570	4	944	—	—	—	948
Issuance of common stock for service	340,891	—	59	—	—	—	59
Stock option compensation expense	—	—	234	—	—	—	234
Clyra Medical stock option expense	—	—	82	—	—	—	82
Noncontrolling interest allocation	—	—	(103)	—	—	103	—
Net loss	—	—	—	(1,228)	—	(105)	(1,333)
Foreign currency translation	—	—	—	—	(3)	—	(3)
Balance, June 30, 2022	268,036,728	$179	$146,422	$(142,001)	$(126)	$(3,086)	$1,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrants and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Noncontrolling interest allocation	—	—	(313)	—	—	313	—
Clyra Medical securities offering	—	—	—	—	—	50	50
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772
Conversion of notes	1,966,439	1	327	—	—	—	328
Sale of common stock for cash	8,627,237	6	1,408	—	—	—	1,414
Issuance of common stock for service	357,132	—	60	—	—	—	60
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Stock option compensation expense	—	—	330	—	—	—	330
Clyra Medical stock option expense	—	—	102	—	—	—	102
Noncontrolling interest allocation	—	—	(314)	—	—	314	—
Net loss	—	—	—	(1,622)	—	(168)	(1,790)
Foreign currency translation	—	—	—	—	—	—	—
Balance, June 30, 2021	250,996,373	$168	$140,292	$(135,294)	$(103)	$(3,831)	$1,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except for per share data)

(unaudited)

	JUNE 30, 2022	JUNE 30, 2021
Cash flows from operating activities
Net loss	$(2,877)	$(3,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,117	1,017
Common stock issued in lieu of salary to officers and fees for services from vendors	76	171
Common stock issued for interest	—	16
Interest expense related to amortization of the discount on convertible notes payable and line of credit	8	110
PPP loan forgiveness	(174)	(43)
Loss on investment in South Korean joint venture	15	23
Depreciation expense	6	12
Changes in assets and liabilities:
Accounts receivable	(66)	141
Prepaid expenses and other current assets	4	(62)
Inventories	(15)	15
Customer deposits	58	81
Accounts payable and accrued expenses	105	(182)
Deferred revenue	(89)	91
Clyra Medical accounts payable and accrued expenses	(32)	224
Net cash used in operating activities	(1,864)	(2,054)
Cash flows from investing activities
Purchase of equipment	(101)	(21)
Net cash used in investing activities	(101)	(21)
Cash flows from financing activities
Proceeds from sales of common stock	2,150	3,520
Proceeds from the sale of stock in Clyra Medical	—	50
Proceeds Clyra Medical convertible note	100	—
Payment of debt obligations	—	(828)
Payment of Clyra Medical debt obligations	(10)	(24)
Net cash provided by financing activities	2,240	2,718
Net effect of foreign currency translation	(11)	(2)
Net change in cash	264	641
Cash at beginning of period	962	716
Cash at end of period	$1,226	$1,357
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$7	$33
Income taxes	$—	$—
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$—	$35
Conversion of notes payable to common stock	$—	$328
Allocation of noncontrolling interest	$631	$627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Business and Organization

Description of Business

BioLargo, Inc. (the “Company”) is an innovative technology developer and environmental engineering company driven by a mission to “make life better” by delivering robust, sustainable solutions for a broad range of industries and applications, with a focus on clean water, clean air and a cleaner earth. The Company also owns a majority interest in a medical products subsidiary that has licensed BioLargo’s technologies.  Our business strategy is straightforward: we invent or acquire technologies that we believe have the potential to be disruptive in large commercial markets; we develop and validate these technologies to advance and promote their commercial success as we leverage our considerable scientific, engineering, and entrepreneurial talent; we then monetize these technical assets through a variety of business structures that  may include licensure, joint venture, sale, spin off, or by deploying direct to market strategies.

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended  June 30, 2022, we had a net loss of $2,877,000, used $1,864,000 cash in operations, and at  June 30, 2022, we had working capital of $962,000, and current assets of $2,141,000.  Two of our four operating subsidiaries – ONM Environmental and BLEST – generated positive operating income. (See Note 9.)

We do not believe operating profits in the year ended  December 31, 2022, will be sufficient to fund our current level of operations, and therefore believe we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital, and private sales of our securities. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources. If we are unable to rely on our current arrangement with Lincoln Park to continue to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

As of June 30, 2022, and December 31, 2021, our cash balances were made up of the following (in thousands):

	June 30, 2022	December 31, 2021
BioLargo, Inc. and subsidiaries	$1,216	$941
Clyra Medical Technologies, Inc.	10	21
Total	$1,226	$962

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  June 30, 2022, and December 31, 2021 was $12,000.

Credit Concentration

We had a limited number of customers that account for significant portions of our revenue. During the six months ended June 30, 2022 and 2021, we had the following customers that accounted for more than 10% of consolidated revenues, as follows:

	June 30, 2022	June 30, 2021
Customer A	35%	<10%
Customer B	17%	<10%
Customer C	10%	<10%
Customer D	<10%	22%
Customer E	<10%	19%
Customer F	<10%	11%

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We had a limited number of customers that accounted for more than 10% of consolidated accounts receivable at June 30, 2022, and at December 31, 2020, as follows:

	June 30, 2022	December 31, 2021
Customer A	11%	<10%
Customer B	31%	<10%
Customer G	15%	<10%
Customer H	<10%	32%
Customer I	<10%	12%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  June 30, 2022, and December 31, 2021, was $3,000. Inventories consisted of (in thousands):

	June 30, 2022	December 31, 2021
Raw material	$116	$108
Finished goods	140	133
Total	$256	$241

Other Assets

Other non-current assets consisted of security deposits of $35,000 related to our business offices, and three patents for $34,000 at June 30, 2022 and December 31, 2021.

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture has incurred a loss since inception and has reduced our investment interest.  For the three and six months ended June 30, 2022, the reduction of our investment interest totaled $8,000 and $15,000 and for the same periods in 2021, reduced $13,000 and $23,000.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended  June 30, 2022 and 2021, management determined that there was no impairment of its long-lived assets, including its patents.

During the year ended  December 31, 2021, management determined that there was an impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” and an impairment of Clyra’s prepaid marketing.  Total impairment expense for 2021 was $342,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2022 and 2021, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the six months ended June 30, 2022 and 2021:

	2022				2021
	Non Plan	2018 Plan			Non Plan	2018 Plan
Risk free interest rate	2.32%	2.32	–	2.98%	1.73%	0.93	–	1.73%
Expected volatility	117%	116	–	117%	124%	123	–	124%
Expected dividend yield	—		—		—		—
Forfeiture rate	—		—		—		—
Life in years	10		10		10		10

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Convertible debt instruments are recorded at fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant.  In  August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Management has evaluated this update and adopted it as of January 1, 2022. In do so, we evaluated the convertible debt issued by Clyra Medical during the three months ended June 30, 2022 (see Note 8), and determined that the beneficial conversion feature was fixed at the time of issuance and not an embedded derivative under Subtopic 815-15.  As a result of the early adoption, there are no other potential affects on the Company’s current financial statements.

.

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

Revenue Recognition

We account for revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. The guidance focuses on the core principle for revenue recognition, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance provides that an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

We generate revenue  through our subsidiaries. For the sale of goods, the subsidiary identifies its contract with the customer through a written purchase order, in which the details of the contract are defined including the transaction price and method of shipment. The only performance obligation is to create and ship the product and each product has separate pricing. Revenue is recognized at a point in time when the order for its goods are shipped if its agreement with the customer is FOB manufacturer, and when goods are delivered to its customer if its agreement with the customer is FOB destination. Revenue is recognized with a reduction for sales discounts, as appropriate and negotiated in the customer’s purchase order. In association with certain product purchases, ONM Environmental installs misting systems for which it bills on a time and materials basis. It identifies its contract with the customer through a written purchase order in which the details of the time to be billed and materials purchased and an estimated completion date. The performance obligation is the completion of the installation, and at that time revenue is recognized.

For services, such as through our engineering group, the subsidiary identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. Service contracts typically call for invoicing for time and materials incurred for that contract, although some provide for milestone or fixed cost payments, where an agreed-to amount is invoiced per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a contract receivable or contract liability is created. These accounts are adjusted upon additional billings as the work is completed. We recognized $970,000 in revenue in the six months ended  June 30, 2022, from contracts, of which $89,000 had a deferred liability balance as of  December 31, 2021. As of  June 30, 2022, we have no contract receivables or contract liability. To date, there have been no discounts or other financing terms for the contracts.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of June 30, 2022, and December 31, 2021.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of June 30, 2022 and December 31, 2021, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

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

Leases

We adopted ASU 2016-12 using the effective date option. Upon the transition to the ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms (as we considered our updated expectations of acceptance of the Westminster California facility lease renewal) and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. As of  June 30, 2022 and December 31, 2021, the right of use assets on our balance sheet related to our operating leases totaled $390,000 and $453,000.

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

Recent Accounting Pronouncements

In  August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after  December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years; early adoption is permitted. Management has evaluated this update and adopted it as of January 1, 2022. In do so, we evaluated the convertible debt issued by Clyra Medical during the three months ended June 30, 2022 (see Note 8), and determined that the beneficial conversion feature was fixed at the time of issuance and not an embedded derivative under Subtopic 815-15.  As a result of the early adoption, there are no other potential affects on the Company’s current financial statements.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Sale of Stock for Cash

Lincoln Park Financing

During the three and six months ended  June 30, 2022, we sold 406,140 and 1,912,961 shares to Lincoln Park, and in exchange received $72,000 and $418,000 in gross and net proceeds.

During the three and six months ended June 30, 2021, we sold 6,070,690 and 18,526,309 shares to Lincoln Park, and in exchange received $1,014,000 and $3,015,000 in gross and net proceeds.

Unit Offering

During the three and six months ended  June 30, 2022, we sold 4,605,430 and 9,802,398 shares of our common stock and received $876,000 and $1,732,000 in gross and net proceeds from five and an aggregate sixteen accredited investors.

During the three and six months ended  June 30, 2021, we sold 2,556,547 and 3,431,547 shares of our common stock and received $400,000 and 505,000 in gross and net proceeds from three accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in Unit Offering”).

These sales were made pursuant to an exemption from registration under Regulation D.

Note 4. Debt Obligations

The following table summarizes our debt obligations outstanding as of June 30, 2022, and December 31, 2021 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	June 30, 2022 (Unaudited)	December 31, 2021

Current portion of debt:
SBA Paycheck Protection Program loans, mature April 2025	$43	$314
Convertible note payable, matures March 1, 2023	50	—
Debt discount, net of amortization	(12)	—
Total notes payable and line of credit	$81	$314

Long-term debt:
SBA EIDL Loan, matures July 2050	$150	$150
SBA Paycheck Protection Program loans, mature May 2025	97	—
Convertible note payable, matures March 1, 2023	—	50
Debt discount, net of amortization	—	(20)
Total long-term liabilities	247	180
Total	$328	$494

For the three and six months ended June 30, 2022, we recorded $15,000 and $28,000 and for the three and six months ended June 30, 2021, we recorded $89,000 and $182,000 of interest expense related to the amortization of discounts on convertible notes payable, and coupon interest from our note payable, convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose during the six months ended June 30, 2022 and 2021. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 31, 2022.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On  February 7, 2022, we received notice that the SBA had partially approved ONM Environmental's application for forgiveness of its PPP loan in the amount of $174,000; ONM has appealed and provided additional documentation to support forgiveness of the remaining $44,000. The due date for the BLEST PPP loan was extended until May 2025 and we are continuing to appeal this forgiveness application of BLEST.

Note 5. Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On June 30, 2022, we issued 263,895 shares of our common stock at $0.18 per share in lieu of $47,000 of accrued and unpaid salary to our officers.

On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

Payment of Consultant Fees

On June 30, 2022, we issued 76,996 shares of our common stock at $0.18 per share in lieu of $12,000 of accrued and unpaid obligations to consultants.  On March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid obligations to consultants.

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

Stock Option Expense

During the three and six months ended June 30, 2022, we recorded an aggregate $316,000 and $1,117,000 and during the three and six months ended June 30, 2021, we recorded an aggregate $432,000 and $1,017,000 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 8 for information on stock option expense for options issued by subsidiary Clyra.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity for our stock options under the 2018 Plan for the six months ended June 30, 2022 and June 30, 2021, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2021	23,186,142	$0.12	–	0.43	$0.19
Granted	3,782,923	0.18	–	0.24	0.22
Expired	—		—		—
Balance, June 30, 2022	26,969,065	$0.12	–	0.43	$0.19
Non-vested	(4,974,581)	0.12	–	0.40	0.22
Vested, June 30, 2022	21,994,484	$0.12	–	0.43	$0.19	$378,000

Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	2,483,691	0.13	–	0.23	0.19
Balance, June 30, 2021	21,349,216	$0.12	–	0.43	$0.19

(1) Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2022.

The options granted to purchase 3,782,923 shares during the six months ended  June 30, 2022 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 251,551 shares of our common stock at an exercise price on the respective grant date of $0.23 per share to our CFO and President to replace options that had expired and we issued an option to purchase 300,000 shares of our common stock at an exercise price on the respective grant date of $0.24 per share to our CFO (details below);  (ii) we issued options to purchase 884,356 shares of our common stock at an exercise price on the respective grant date ranging between $0.18 – $0.23 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $178,000; (iii) we issued options to purchase 1,764,025 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.18 – $0.23 per share; the fair value of employee retention plan options totaled $360,000 and will vest quarterly over four years as long as they are retained as employees; and (iv) we issued options to purchase 582,991 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $127,000. All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Activity for our stock options under the 2007 Plan for the six months ended June 30, 2022 and 2021 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2021	2,879,246	$0.23	–	0.94	$0.49
Expired	(300,000)		0.35		0.35
Balance, June 30, 2022	2,579,246	$0.23	–	0.94	$0.50	$—

Balance, December 31, 2020	5,689,363	$0.23	–	0.94	$0.44
Expired	(1,453,508)	0.39	–	0.51	0.40
Balance, June 30, 2021	4,235,508	$0.23	–	1.65	$0.45

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2022.

Non-Plan Options issued

Activity of our non-plan stock options issued for the six months ended June 30, 2022 and 2021 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2021	20,119,207	$0.17	–	1.00	$0.41
Granted	39,130		0.23		0.23
Balance, June 30, 2022	20,158,337	$0.17	–	1.00	$0.41
Non-vested	(1,086,684)	0.17	–	0.45	0.45
Vested, June 30, 2022	19,071,653	$0.17	–	1.00	$0.41	$44,000

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956			0.23	0.23
Balance, June 30, 2021	20,793,539	$0.17	–	1.00	$0.41

(1) – Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2022.

During the six months ended June 30, 2022, we issued an option to purchase 39,130 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $8,000 and is recorded in our selling, general and administrative expense.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

Note 6. Warrants

We issued warrants to purchase our common stock, at various prices for the six months ended June 30, 2022 and 2021, as follows:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2021	36,765,502	$0.16	–	1.00	$0.27
Issued	19,604,796	0.20	–	0.29	0.24
Expired	(4,016,754)	0.19	–	0.48	0.35
Balance, June 30, 2022	52,353,544	$0.14	–	1.00	$0.25	$741,000

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	7,088,094	0.14	–	0.26	0.20
Expired	(1,046,528)	0.19	–	0.35	0.24
Balance, June 30, 2021	39,022,555	$0.14	–	1.00	$0.27

(1) Aggregate intrinsic value based on closing common stock price of $0.18 at June 30, 2022

Warrants issued in Unit Offering

During the six months ended June 30, 2022, pursuant to our Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 9,802,398 shares of our common stock at $0.20 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 9,802,398 shares of our common stock at $0.25 - $0.29 per share.

During the six months ended  June 30, 2021, pursuant to our Unit Offering (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,431,547 shares of our common stock at $0.14 - $0.21 per share, and five-year stock purchase warrants to purchase an aggregate 3,431,547 shares of our common stock at $0.18 - $0.24 per share.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries. See Note 8, “Clyra Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

	June 30, 2022	December 31, 2021
Accounts payable and accrued expense	$478	$349
Accrued interest	25	25
Accrued payroll	160	185
Total accounts payable and accrued expenses	$663	$559

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries. See Note 8, “Clyra Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8. Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 58% of its outstanding shares as of  June 30, 2022.

BioLargo and its partially owned subsidiary Clyra Medical entered into an agreement dated  March 3, 2022, whereby BioLargo agreed to convert $633,000 in working capital advances, made to or on behalf of Clyra Medical, into 2,042 shares of Clyra Medical common stock at a rate of $310 per share.

Debt Obligations of Clyra Medical

On April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable 24 months from the issuance date, bearing 8% annual interest. The note may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to investor prior to the maturity date.

On  June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Clyra Medical received $260,000 in draws and made repayments totaling $83,000. As of  June 30, 2022, the balance outstanding on this line of credit totals $177,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit note earns interest at 15%, matures on  June 30, 2022, and requires Clyra pay interest and principal from gross product sales. Clyra is required to pay 60% of gross product sales to reduce amounts owed on the line of credit. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code. Clyra   may prepay the note at any time.

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

As of June 30, 2022, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	51,249	58%
Sanatio Capital	18,704	21%
Other	19,118	21%
Total	89,071

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales of Common Shares

During the six months ended June 30, 2022 and 2021, Clyra raised $0 and $50,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of  December 31, 2021, the Company had issued options to purchase 14,004 shares of Clyra stock. During the six months ended  June 30, 2022 and 2021, Clyra issued options to purchase 1,026 and 1,248 shares of its common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in in the six months ended  June 30, 2022 and 2021 totaled $223,000 and $263,000. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. We also used a risk-free rate ranging between 2.32% - 2.98%, a volatility of 40% and an expected life of 10 years.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	June 30, 2022	December 31, 2021
Accounts payable and accrued expense	$189	$149
Accrued interest	6	51
Accrued payroll	—	30
Total Clyra Medical accounts payable and accrued expenses	$195	$230

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue
BioLargo corporate	$—	$—	$2	$7
ONM	700	318	1,300	638
BLEST	670	266	1,213	654
Water	—	—	—	9
Clyra Medical	6	—	17	114
Intersegment revenue	(53)	(120)	(245)	(387)
Total	$1,323	$464	$2,287	$1,035

Operating income (loss)
BioLargo corporate	$(923)	$(937)	$(2,143)	$(1,860)
ONM	11	(107)	18	(283)
Clyra Medical	(256)	(300)	(496)	(739)
BLEST	56	(190)	21	(373)
Water	(209)	(168)	(431)	(305)
Total	$(1,321)	$(1,702)	$(3,031)	$(3,560)

Interest expense
BioLargo corporate	$(6)	$(51)	$(12)	$(106)
Clyra Medical	(9)	(38)	(16)	(76)
Total	$(15)	$(89)	$(28)	$(182)

Research and development expense
BioLargo corporate	$(165)	$(209)	$(430)	$(545)
Clyra Medical	(26)	(6)	(42)	(33)
BLEST	(80)	(123)	(188)	(228)
Water	(130)	(138)	(327)	(257)
Intersegment R&D	46	120	240	380
Total	$(355)	$(356)	$(747)	$(683)

The segment asset information for June 30, 2022 and December 31, 2021, is as follows (in thousands):

As June 30, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total

Tangible assets	$631	$723	$799	$641	$179	$(19)	$2,954
Right of use	179	—	—	211	—	—	390
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	843	723	799	852	179	(19)	3,377

As of December 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total

Tangible assets	$690	$451	$832	$445	$152	$(47)	$2,522
Right of use	222	—	—	231	—	—	453
Investment in South Korean joint venture	48	—	—	—	—	—	48
Total	960	451	832	676	152	(47)	3,023

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the six months ended  June 30, 2022 and 2021, rental expense was $169,000 and $114,000, respectively.  As of  June 30, 2022, our weighted average remaining lease term is four years and the total remaining operating lease payments is $580,000.

Note 11. Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Report and management noted the following for disclosure.

Sales to Lincoln Park

From July 1, 2022, through August 10, 2022, we sold 640,716 shares of our common stock to Lincoln Park (see Note 3), and received $111,000 in gross and net proceeds.

Unit Offering Investments

From July 1, 2022, through August 3, 2022, we received five investments in our Unit Offering (see Note 3) in the aggregate amount of $120,000 and issued 750,000 shares of common stock, a six-month warrant to purchase 750,000 shares of common stock at $0.192 per share, and a five-year warrant to purchase 750,000 shares of common stock at $0.24 per share.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of June 30, 2022, unless expressly stated otherwise, and we undertake no duty to update this information.

As used in this report, “we” and “Company” refers to (i) BioLargo, Inc., a Delaware corporation; (ii) its wholly-owned subsidiaries BioLargo Life Technologies, Inc., a California corporation, ONM Environmental, Inc., a California corporation, BioLargo Water Investment Group, Inc., a California corporation (which wholly owns BioLargo Water, Inc., a Canadian corporation), and BioLargo Development Corp., a California corporation, (iii) its majority-owned subsidiary BioLargo Engineering, Science & Technologies, LLC, a Tennessee limited liability company, and Canadian subsidiary BioLargo Water, Inc.; and (iv) Clyra Medical Technologies, Inc. (“Clyra” or “Clyra Medical”), a partially owned subsidiary.

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

The past quarter’s results further validates our business model as we witnessed organic revenue growth through our internal sales efforts (as demonstrated by our engineering services subsidiary BLEST), as well as revenue growth demonstrated by our channel partner’s marketing and sales efforts, (with revenue increasing at our subsidiary ONM Environmental through the sales of pet odor control products that feature our technology and are marketed under the Pooph brand).

We believe we have three dominant catalysts for near-term monetization of our core technologies and engineering services:

1) the advancement and commercialization of our PFAS removal system (the AEC, or “Aqueous Electrostatic Concentrator”) as evidenced by our announcement on August 11, 2022 that BioLargo had secured its first PFAS mitigation customer to engineer a comprehensive multi-phase PFAS mitigation plan for an industrial site and signed a new channel partner agreement for PFAS remediation and that the company has a number of other client projects in various stages of evaluation, testing and where required commercial piloting and a number of channel partners engaged in contract negotiations,

2) the successful design, manufacture, pre-trial testing, and preparation for commercialization with first customers of a novel “minimal liquid discharge” wastewater treatment system in partnership with Garratt-Callahan, the largest privately held water treatment company in America with more than 100 years history, and

3) the manufacture and successful launch of a new pet odor control product based on BioLargo’s intellectual property launched by our partners at Ikigai Marketing Works, LLC, a venture now expanding sales and that is aimed at building a national pet odor-control brand (Pooph) with distribution through big-box retailers now preparing to launch, in order to position for sale of the brand to a multi-national consumer products company.

Additionally, our engineering services division began work to complete the initial phase which is now expected to be completed in Q3, of a large capital project in the cleantech and environmental technologies space - a waste-to-energy conversion plant in South America (see Waste-to-Energy Conversion Plant Project below).

BioLargo’s commercial efforts are expanding for a number of reasons.

1.	Credibility

First, we have built our credibility as cleantech technology innovators and environmental engineering service providers to the point where industry stakeholders, clients, and prospective partners rightfully view us as an effective and reliable means to solve their challenges. We operate with a mandate to serve our customers and partners with technical excellence, provide timely and cost effective results, and a commitment to helping them make the best choices for any particular challenge.

2.	Channel Partner Relationships

We have key relationships that we believe will continue advancing to become high-revenue and profit generating projects with channel partners such as Garratt-Callahan (which, while we faced some delay in the start,  these efforts are expected to successfully launch with its first customer in the near term), and Ikigai as well as our new channel partner in the PFAS remediation industry.

3.	Investments in Talent and Technology

This “critical mass” of credibility as a cleantech solutions provider is a result of our investments in our talented team of engineers and scientists and team members who have a proven track record of executing complex engineering projects, and our history of developing creative and powerful new technologies that work and are best of class.  Secondly, our core patented water treatment technologies, the BioLargo Advanced Oxidation System (AOS) and Aqueous Electrostatic Concentrator (AEC), have now been demonstrated in successful pilot projects, either on-site at a prospective client’s facility, or in-house with client-provided contaminated waters.

In the second quarter of 2022, two of our subsidiaries again made progress towards generating a meaningful operating profit: (i) ONM Environmental generated net operating income of $11,000, as compared with a net operating loss in the first quarter of 2021 of $107,000; and, (ii) our engineering subsidiary generated net operating income of $56,000, as compared with a net operating loss in the first quarter of 2021 of $190,000. Several factors contributed to this progress: 1) each subsidiary benefited from significant organic growth of contracts within its main target market, 2) both executed some larger projects as compared to prior experience, and 3) in the case of ONM Environmental, license royalties on products based on our intellectual property began to generate a larger amount of revenue. Of the Company’s other two subsidiaries, Clyra Medical is presently working to raise capital to support the marketing and sales of its newly launched Bioclynse product, and BioLargo Water is working to land the first commercial accounts for its innovative low-energy water treatment technology the BioLargo AOS. After years of investing heavily in research and development of our patented cleantech technologies (roughly $1.5 million in 2021 alone), we are at a turning point where our core assets are either seeing early fruits of commercialization or are now ready for monetization.

Formula for Success: Technology, Talent and Purpose

Technology

BioLargo has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through our internal resources, and some through acquisition. These include patents, patents pending, and trade secrets that include solutions for:

●	Water decontamination, including:

o	Removal of per- and poly-fluoroalkyl substances (PFAS) from drinking and ground water

o	Micro-pollutant destruction and removal

o	Legionella detection and water treatment solutions

o	Minimum and zero liquid discharge systems (MLD/ZLD)

o	Disinfection

o	Electro Oxidation

●	Air quality controls and systems including odor and VOC control

●	Mineral processing

●	Infection control

●	Wound management

●	Disinfection

Talent

We have grown our team to 31 team members and numerous other part-time consultants, including highly qualified PhDs, engineers, MDs and medical professionals, construction professionals, field service technicians, innovators, sales marketing specialists, entrepreneurial and executive leadership.

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

Combating the PFAS Forever-Chemical Crisis – the AEC

One of the most significant and timely innovations in our portfolio is our per- and poly-fluoroalkyl substances (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC). Our engineers developed and are now preparing to commercialize the AEC, which is a novel water treatment system that removes PFAS from water at a fraction of the operating cost and generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

PFAS is often referred to as the “contaminant of the decade”, and as such, it is considered a multi-billion dollar commercial market opportunity. The White House has named the PFAS crisis a critical agenda item and experts expect the EPA and local regulatory agencies to continue to tighten the regulatory requirements to mitigate and manage and limit human exposure to PFAS, all of which we believe will continue to push the market to find and adopt commercially viable solutions. Notably, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

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

On August 11, 2022, we announced that it has secured its first customer to engineer a comprehensive PFAS mitigation plan for an industrial site, and has signed an agreement with a new channel partner to sell the company’s PFAS treatment equipment and engineering services. The customer contract is for the first phase of what is expected to be a multi-phase comprehensive PFAS remediation project. The contract was secured in collaboration with a new channel partner, which has been appointed to promote, market, and distribute BioLargo’s water treatment equipment and PFAS-related engineering and project integration services.

We are also currently negotiating with additional channel partners and a number of prospective industrial and municipal customers to contract for revenue-generating projects to treat their PFAS.  Having completed our initial testing of client water (to “non-detect” levels) from a leading water district in southern California, we are in continuing discussions with their technical team to organize a practical commercial field trial. In light of the fact that we now have our first commercial project under contract, we believe that our expected success will be a key factor to help advance marketing efforts in the municipal market as well as potentially minimize the need for small scale field piloting.

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

In addition to growing its revenues organically through the sale of odor and VOC control chemistry and air quality control systems to its primary market segment (municipal solid waste handling in California), ONM Environmental aims to accelerate its growth through development of new sales and distribution channels. Some of these, including our partnership with Ikigai Marketing Works, LLC (see “Consumer Private-Label Products” below) and our joint venture with BKT Co. Ltd. in South Korea are already actively advancing toward their end-goal, which is to foster new distribution opportunities for our patented odor and VOC control chemistry without being limited by our own sales and distribution infrastructure. Additional new opportunities for distribution channels are presently being developed, including in new vertical market segments such as pulp and paper, wastewater, oil and gas, construction, and the auto industry, as well as in new geographical markets including South and Central America. Company management will provide more information on each of these emerging partnerships as they each become finalized.

Consumer Private-Label Products

We sell pet odor-control products branded under the brand “Pooph” to Ikigai Marketing Works, LLC, founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products. After development of television commercials and a successful test marketing campaign, they have begun a national advertising campaign, and plan to launch the products in major retailers in the United States (e.g., Walmart, Target, etc.). Initial sales volume for the product has exceeded early expectations. Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, provided certain minimum volume thresholds are met once retail sales begin, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they pay a 6% royalty on sales. We are in negotiations to expand their rights under the license agreement.

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

In association with Garratt-Callahan, a national industrial water treatment company, BLEST is developing a “minimal liquid discharge” wastewater treatment system based on Garratt-Callahan proprietary technology that would industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently preparing to launch the MLD system to its customers. BLEST will serve as the manufacturing partner and Garratt Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BioLargo’s engineers finished building the first full-scale prototype of this new technology and tested it with Garratt-Callahan client provided water, with Garratt-Callahan technical staff present on-site at BLEST’s facility. In this “factory acceptance” testing, the system removed over 98% of the target contaminants from water provided by a Garratt-Callahan client in continuous operation, in line with results achieved by Garratt-Callahan’s original bench-scale and batch processing tests. This factory acceptance testing was a necessary step before commercial trials with Garratt-Callahan customers can begin. A number of first customer prospects have already been identified, and initially the plan was to conduct an on-site field trial for that customer. Now, in collaboration with the technical team at Garratt-Callahan, we are recommending that a field trial is not required given the level of validation that has been done. We are working on contractual agreements to move the project forward to first sales.

In June 2022, BLEST was contracted by Ultra Safe Nuclear to assist in producing the first prototype fuel production systems for their revolutionary new nuclear reactor called the Micro Modular Reactor (MMR®). Ultra Safe Nuclear is a Seattle-based nuclear energy innovator, and has invented a “fission battery” - a fourth generation modular nuclear reactor – that can deliver safe, zero-carbon, cost-effective energy anywhere. The MMR® uses ceramic-encapsulated nuclear fuel – Fully Ceramic Micro-encapsulated (FCM+++) – an extremely rugged and stable fuel with extraordinary high temperature stability. BioLargo has been retained to provide engineering design support, fabrication, and integration for the company’s prototype fuel production systems. Because of the success of the early phase of the project, this project is expected to expand over the coming months in scope and significance to BioLargo, making them an important customer for BLEST.

Waste-to-Energy Conversion Plant Project

In April 2022, our engineering subsidiary was hired to conduct a comprehensive project plan (i.e., “feasibility”) study by a Southern California based sustainable energy services company intending to build a waste-to-energy conversion plant in South America. The site of the proposed conversion plant is approximately 296 acres, where it is planned to process between two million and up to 8 million tons of municipal solid waste annually. A feasibility study is typically the first step in the design process for a new project of this size, and will address multiple fundamental factors that will influence the design and operation of the anticipated facility, including technology options, rough costs to construct and operate, environmental impacts, and rough equipment sizing. The feasibility study would then inform and facilitate the development of a design basis document, then conceptual design, and ultimately the front-end engineering design. It is important to note that the term feasibility as used in this context does not involve any sort of technology trials to determine if they are workable, rather the comprehensive plan being prepared is to assist the developer in proper planning, permitting, budgeting for a very large project. Thus far, BioLargo’s engineers have been contracted on the feasibility study only, but expect to be involved in subsequent phases should the project move forward as planned. ONM Environmental was critical in bringing this project to the company and will work with BioLargo’s engineers to execute this project. ONM Environmental brings to the table a team with extensive expertise surrounding the design and operation of waste handling facilities, and BLEST brings a team of veteran engineers with decades of experience designing and integrating complex projects as well as specific expertise in the area of waste-to-energy conversion. We expect to conclude the phase 1 work in Q3 if no changes to the scope are requested by the client.

BioLargo Water and the Advanced Oxidation System – AOS

BioLargo Water is our wholly owned subsidiary located in Edmonton, Alberta, Canada, that developed and is commercializing our Advanced Oxidation water treatment system (AOS). The AOS is our patented water treatment device that generates highly oxidative and energetic species of iodine and other molecules which allow it to rapidly and effectively eliminate pathogenic organisms and organic contaminants as water passes through the device. The key value proposition of the AOS is its ability to reduce or eliminate a wide variety of waterborne contaminants with high performance while using very little electricity and input chemicals. This is made possible by the highly oxidative iodine compounds and reactive oxygen species generated within the AOS reactor as well as the unique and proprietary physical constitution and geometry of the reactor. Our proof-of-concept studies and on-site pilot projects have generated results that project the AOS will be more cost- and energy-efficient than commonly used advanced water treatment technologies such as UV, electro-chlorination, and ozonation. Furthermore, our technology has been proven capable of removing hard-to-treat organic micropollutants such as pharmaceuticals from water more quickly and energy-efficiently than other technologies. Together, these characteristics make the AOS an economical and versatile tool to enable wastewater treatment and reuse in the face of emerging water contaminants and increasing regulatory scrutiny on industrial wastewater discharge. The capabilities of the AOS as a sustainable water treatment technology have been the subject of several high-impact academic papers in scientific journals. The company pursues a policy of publishing about the technology in academic journals as much as possible in order to promote transparency about the technology’s safety and efficacy while also contributing to the field of advanced water treatment science. In June of 2022, the fourth peer-reviewed scientific paper about the AOS was published, in the journal Environmental Science and Pollution Research.

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

In the first quarter of 2022, BioLargo Water received a grant from Next Generation Manufacturing Canada (NGen) to support the company’s collaboration with a specialized electrical component designer to assist in optimizing the electrical performance of the AOS with the ultimate goal of maximizing the lifespan of the AOS’ components. In the second quarter, the development work funded by this grant advanced, focusing on improving the performance of the conductive materials within the AOS which allow for water disinfection and decontamination.

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

Conclusion

In the past quarter:

●	Our company generated approximately $1.3 million in company-wide revenue, representing a 37% increase compared with the first quarter of 2022, and a 185% increase compared with the second quarter of 2021.

●	ONM Environmental and BLEST generated net operational income.

●	Our company continued to demonstrate the commercial viability of our cleantech products and services through organic growth leading to increased revenue

●	We improved our financial condition by through increasing cash flow from revenues, adding to the improved balance sheet resulting from dramatic reduction in debt over the past year

●	We advanced the commercialization of our technology assets in target markets through channel partnerships that are either already in place and executing, or are currently developing

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

Consolidated revenue for the three and six months ended June 30, 2022, was $1,323,000 and $2,287,000 which is a 185% and 121% increase over the same periods in 2021. Our service revenue increased 325% and 250% for the three and six months ending June 30, 2022, while revenue from product sales and related services increased by 122% and 73% for the three and six months ending June 30, 2022. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, and sales of private-label products based on our CupriDyne formula.

ONM Environmental

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, and by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the three and six months ended June 30, 2022, were $700,000 and $1,300,000, an increase of $362,000 and $662,000 , from the same periods in 2021. The increase in revenues was due to an increase in the volume of CupriDyne clean sales and sales of private label odor-control products, and an increase in license royalties. Because ONM Environmental has no control over the marketing and sales activity or levels of its private-label clients, it cannot predict sales volumes related to these clients in future periods. One client has indicated it intends to continue to increase the number of products it is purchasing from ONM Environmental in future periods.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s cost of goods sold includes costs of raw materials, contract manufacturing, and portions of salaries and expenses related to the manufacturing of our products. As a percentage of revenue, costs of goods was 46% and 47% in the three and six months ended June 30, 2022, versus 47% and 51% in the same periods in 2021.

Operating Income (Loss) (ONM Environmental)

For the three and six months ended June 30, 2022, ONM Environmental generated $700,000 and $1,300,000 in revenue, a gross margin of $373,000 and $686,000, and had total costs and expenses of $368,000 and $662,000, resulting in operating income of $11,000 and $18,000, compared with an operating loss of $107,000 and $283,000 for the three and six months ended June 30, 2021, respectively. The results reflect a trend over the past year in which the company’s operating loss reduced as its income increased, to the point this quarter where it generated an operating profit. The operating income is consistent with the company’s growth in revenue. Provided that its private-label clients continue to purchase product, and continue to expand their marketing budget, we expect this trend to continue.

BLEST (engineering division)

Revenue (BLEST)

For the three and six months ended June 30, 2022, our engineering segment (BLEST) generated $617,000 and $972,000 of revenue from third parties, compared to $183,000 and $274,000 for the same three and six months in 2021. The increase is due to completion of projects within our budgeted amount, an increased number of client contracts, and the recognition of $89,000 of deferred revenue for ongoing projects that had achieved certain completion milestones.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the six months ended June 30, 2022, it totaled $241,000, primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by ONM Environmental.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and six months ended June 30, 2022, its cost of services were 61% and 54% of its revenues, versus 71% and 76% cost of services in comparable periods in 2010. These fluctuations are a result of increases in efficiencies related to flat-fee monthly contracts.

Operating Income (Loss) (BLEST)

For the three and six months ended June 30, 2022, BLEST generated $617,000 and $972,000 in revenue from third party clients (net of $53,000 and $241,000 intercompany (aka intersegment) revenue), with a gross margin of $242,000 and $449,000, and had total costs and expenses of $186,000 and $428,000, resulting in operating income of $56,000 and $21,000.

For the three and six months ended June 30, 2021, BLEST generated $183,000 and $274,000 in revenue from third party clients, with a gross margin of $42,000 and $65,000, and had total costs and expenses of $236,000 and $438,000, resulting in a net loss of $190,000 and $373,000.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses and non-cash expenses (including non-cash stock option compensation expenses). Our SG&A expenses increased by 3% ($42,000) and ($115,000) in the three and six months ended June 30, 2022, compared to the same periods in 2021. Our non-cash expenses totaled $1,201,000 in the six months ended June 30, 2022, compared to $1,314,000 in the six months ended June 30, 2021. Our employees, vendors and consultants received a greater number of stock and stock options in lieu of cash owed, stock options issued as part of an employee retention program in 2022 and 2021. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Six months ended:
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Salaries and payroll related	$633	$628	$1,442	$1,360
Professional fees	198	188	344	356
Consulting	133	212	450	615
Office expense	420	308	730	590
Sales and marketing	75	81	134	159
Investor relations	62	61	147	96
Board of director expense	68	69	178	134

The increase in salaries and payroll expenses is primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. The small increase in the six months ended June 30, 2022 versus 2021 is consistent with the growth of the business and increasing efficiencies of the personnel. Consulting expense decreased as we have reduced the use of consultants to identify business opportunities. The reduction in professional fees in the six months ended June 30, 2022, is largely due to the reduced use of outside legal counsel and other service providers. Office expense increased due to rental increases and increased office space.

Research and Development

In the three months and six months ended June 30, 2022, we spent $355,000 and $747,000, respectively, and in the three and six months ended June 30, 2021, we spent $356,000 and $683,000, respectively, in the research and development of our technologies and products.

Interest expense

Our interest expense for the three and six months ended June 30, 2022, was $15,000 and $28,000, a decrease of 83% and 85% compared with the same periods of 2021. Our interest expense includes interest from outstanding debt and it is related to the issuance of and modification of convertible promissory notes. The Company has made a concerted effort to pay down debt and has been able to raise capital through equity offerings instead of convertible debt offerings.

Net Income (Loss)

Net loss for the three and six months ended June 30, 2022, was $1,333,000 and $2,877,000, a loss of $0.00 and $0.01 per share, compared to a net loss for the three and six months ended June 30, 2021, of $1,790,000 and $3,668,000, a loss of $0.01 and $0.02 per share. The 27% and 22% decrease in net loss is due primarily to an increase in revenue and gross profit, as well as a reduction in interest expense. As noted in above (see “Interest Expense”), the reduction of interest expense is directly related to our reduction of the use of debt instruments to finance our working capital requirements.

The net income (loss) per business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
BioLargo corporate	$(929)	$(987)	$(2,155)	$(1,965)
ONM	11	(108)	192	(284)
Clyra Medical	(265)	(338)	(512)	(772)
BLEST	56	(190)	21	(373)
BioLargo Water	(206)	(167)	(423)	(274)
Net loss	$(1,333)	$(1,790)	$(2,877)	$(3,668)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the six months ended June 30, 2022, we had a net loss of $2,877,000, used $1,864,000 cash in operations, and at June 30, 2022, we had working capital of $962,000, and current assets of $2,141,000.  Two of our subsidiaries – ONM Environmental and BLEST – generated positive operating income. None of our other operational subsidiaries did so. (See Note 9.)

We do not believe operating profits in the year ended December 31, 2022, will be sufficient to fund our current level of operations, and therefore believe we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital, and private sales of our securities. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

If we are unable to rely on our current arrangement with Lincoln Park to continue to fund our working capital requirements, we will have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms.

We operate our business in five distinct business segments. Each of these segments obtains cash to fund operations in unique ways. ONM and BLEST generate cash by selling products and services. Clyra Medical obtains cash from product sales, and third-party investments of sales of its common stock. BioLargo Water generates cash through government research grants and tax credits; our corporate operations currently generate cash through private offerings of stock, debt instruments, and warrants, and then provides supplemental capital to support to our various business segments as they advance their technologies, products and commercial efforts.

Critical Accounting Policies and Estimates

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

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended June 30, 2022, we sold 4,605,430 shares of our common stock and received $826,000 in gross and net proceeds from five accredited investors.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

During the three months ended June 30, 2022, we sold 406,140 shares of our common stock and received $72,000 in gross and net proceeds pursuant to our purchase agreement with Lincoln Park.

During the three and six months ended June 30, 2022, we sold 4,605,430 and 9,802,398 shares of our common stock and received $876,000 and $1,732,000 in gross and net proceeds from five and an aggregate sixteen accredited investors. These sales were made pursuant to an exemption from registration under Regulation D.

Item 6.	Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	BioLargo, Inc. 2007 Equity Incentive Plan	Form 10-QSB	11/19/2007
4.2	Amendment No. 1 to BioLargo 2007 Equity Incentive Plan	Def 14C (Exhibit A)	5/2/2011
4.3	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.7	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.8	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.9	Promissory note issued by Clyra Medical to Scion Solutions dated September 26, 2018	Form 8-K	10/2/2018

4.10	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.11	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.12	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.13	Stock Purchase Agreement and Plan of Reorganziation dated September 26, 2018, with Scion Solutions, LLC	Form 8-K	8/10/2018
4.14	Warrant issued inunit offerings	Form 10-Q	8/14/2020
4.15	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.16	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021
10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Escrow Agreement dated September 26, 2018 regarding Clyra/Scion transaction	Form 8-K	10/2/2018
10.4	Closing Agreement dated December 17, 2018 between Clyra Medical and Scion Solutions	Form 8-K	12/19/2018
10.5	Amendment dated June 30, 2020 to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	7/7/2020
10.6	Amendment dated June 30, 2020 to Consulting Agreement dated December 30, 2015 between Clyra Medical and Beach House Consulting LLC	Form 8-K	7/7/2020
10.7	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	10/2/2018
10.8	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	12/19/2018
10.9	Commercial Office Lease Agreement for Oak Ridge Tennessee	Form 8-K	7/7/2020
10.10	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020

10.11†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
10.12	Agreement dated March 1, 2022, by and between Scion Solutions, LLC, Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.13	Agreement dated March 1, 2022, by and between Clyra Medical Technologies, Inc., and BioLargo, Inc.	Form 8-K	3/3/2022
10.14†	2022 Engagement Extension Agreement with CFO	Form 8-K	3/24/2022
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	BIOLARGO, INC. By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: August 15, 2022	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer