Form 10-Q
period 2022-09-30
BIOLARGO, INC.
filed 2022-11-14
CIK 880242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2022 was 275,417,050 shares.

BIOLARGO, INC.

FORM 10-Q

INDEX

PART I

PART II

i.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(in thousands, except for per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,268	$962
Accounts receivable, net of allowance	884	513
Inventories, net of allowance	260	241
Prepaid expenses and other current assets	120	85
Total current assets	2,532	1,801

Non-current assets
Equipment and leasehold improvements, net of depreciation	196	61
Other non-current assets	123	69
Investment in South Korean joint venture	33	48
Right of use operating lease, net of amortization	896	453
Clyra Medical prepaid marketing (Note 8)	591	591
Total assets	$4,371	$3,023
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$520	$559
Debt obligations, net of discount and amortization (Note 4)	86	314
Contract liability	6	89
Customer deposits	109	79
Lease liability	97	103
Clyra Medical accounts payable and accrued expenses (Note 8)	211	230
Total current liabilities	1,029	1,374
Long-term liabilities:
Debt obligations, net of discount and amortization (Note 4)	247	180
Clyra Medical debt obligations (Note 8)	263	187
Lease liability	799	349
Total long-term liabilities	1,309	716
Total liabilities	2,338	2,090

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Series A, $0.00067 Par Value, 50,000,000 Shares Authorized, -0- Shares Issued and Outstanding, at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00067 Par Value, 550,000,000 Shares Authorized, 274,622,640 and 255,893,726 Shares Issued, at September 30, 2022 and December 31, 2021	184	171
Additional paid-in capital	147,470	143,718
Accumulated deficit	(142,505)	(139,121)
Accumulated other comprehensive loss	(185)	(115)
Total BioLargo Inc. and subsidiaries stockholders’ equity	4,964	4,653
Non-controlling interest (Note 8)	(2,931)	(3,720)
Total stockholders’ equity	2,033	933
Total liabilities and stockholders’ equity	$4,371	$3,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands, except for share and per share data)

(unaudited)

	THREE MONTHS		NINE MONTHS
	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021

Revenues
Product revenue	$1,216	$431	$2,532	$1,190
Service revenue	284	281	1,254	553
Total revenue	1,500	712	3,786	1,743

Cost of revenue
Cost of goods sold	(515)	(204)	(1,174)	(600)
Cost of service	(233)	(158)	(720)	(363)
Total cost of revenue	(748)	(362)	(1,894)	(963)
Gross profit	752	350	1,892	780

Operating expenses
Selling, general and administrative expenses	1,424	1,461	4,847	4,766
Research and development	271	344	1,018	1,027
Total operating expenses	1,695	1,805	5,865	5,793

Operating loss	(943)	(1,455)	(3,973)	(5,013)

Other (expense) income:
Interest expense	(14)	(26)	(42)	(208)
PPP loan forgiveness	—	—	174	43
Tax credit	66	21	66	50
Grant income	44	25	51	25
Total other (expense) income:	96	18	249	(90)

Net loss	(847)	(1,435)	(3,724)	(5,103)

Net loss attributable to noncontrolling interest	(343)	(134)	(340)	(549)
Net loss attributable to common shareholders	$(504)	$(1,301)	$(3,384)	$(4,554)

Net loss per share attributable to common shareholders:
Loss per share attributable to shareholders – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:	270,665,820	252,912,561	265,812,188	243,529,117
Comprehensive loss:
Net loss	$(847)	$(1,435)	$(3,724)	$(5,103)
Foreign currency translation	(59)	(7)	(70)	(9)
Comprehensive loss	(850)	(1,442)	(3,794)	(5,112)
Comprehensive loss attributable to noncontrolling interest	(343)	(134)	(340)	(549)
Comprehensive loss attributable to common stockholders	$(507)	$(1,308)	$(3,454)	$(4,563)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands, except for share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2021	255,893,726	$171	$143,718	$(139,121)	$(115)	$(3,720)	$933
Sale of common stock for cash	6,703,789	4	1,198	—	—	—	1,202
Issuance of common stock for service	86,752	—	17	—	—	—	17
Stock option compensation expense	—	—	660	—	—	—	660
Clyra Medical stock option expense	—	—	141	—	—	—	141
Noncontrolling interest allocation	—	—	(528)	—	—	528	—
Net loss	—	—	—	(1,652)	—	108	(1,544)
Foreign currency translation	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	262,684,267	$175	$145,206	$(140,773)	$(123)	$(3,084)	$1,401
Sale of common stock for cash	5,011,570	4	944	—	—	—	948
Issuance of common stock for service	340,891	—	59	—	—	—	59
Stock option compensation expense	—	—	234	—	—	—	234
Clyra Medical stock option expense	—	—	82	—	—	—	82
Noncontrolling interest allocation	—	—	(103)	—	—	103	—
Net loss	—	—	—	(1,228)	—	(105)	(1,333)
Foreign currency translation	—	—	—	—	(3)	—	(3)
Balance, June 30, 2022	268,036,728	$179	$146,422	$(142,001)	$(126)	$(3,086)	$1,388
Sale of common stock for cash	6,207,084	4	1,113	—	—	—	1,117
Issuance of common stock for service	378,828	1	95	—	—	—	96
Stock option compensation expense	—	—	253	—	—	—	253
Clyra Medical stock option expense	—	—	85	—	—	—	85
Noncontrolling interest allocation	—	—	(498)	—	—	498	—
Net loss	—	—	—	(504)	—	(343)	(847)
Foreign currency translation	—	—	—	—	(59)	—	(59)
Balance, September 30, 2022	274,622,640	$184	$147,470	$(142,505)	$(185)	$(2,931)	$2,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	Loss	interest	equity (deficit)
Balance, December 31, 2020	225,885,682	$151	$135,849	$(132,041)	$(101)	$(4,093)	$(235)
Sale of common stock for cash	13,330,619	9	2,097	—	—	—	2,106
Issuance of common stock for service	747,487	1	110	—	—	—	111
Stock option compensation expense	—	—	424	—	—	—	424
Warrants and conversion feature issued as discount on convertible note payable	—	—	35	—	—	—	35
Clyra Medical stock option expense	—	—	161	—	—	—	161
Noncontrolling interest allocation	—	—	(313)	—	—	313	—
Clyra Medical securities offering	—	—	—	—	—	50	50
Net loss	—	—	—	(1,631)	—	(247)	(1,878)
Foreign currency translation	—	—	—	—	(2)	—	(2)
Balance, March 31, 2021	239,963,788	$161	$138,363	$(133,672)	$(103)	$(3,977)	$772
Conversion of notes	1,966,439	1	327	—	—	—	328
Sale of common stock for cash	8,627,237	6	1,408	—	—	—	1,414
Issuance of common stock for service	357,132	—	60	—	—	—	60
Issuance of common stock for interest	81,777	—	16	—	—	—	16
Stock option compensation expense	—	—	330	—	—	—	330
Clyra Medical stock option expense	—	—	102	—	—	—	102
Noncontrolling interest allocation	—	—	(314)	—	—	314	—
Net loss	—	—	—	(1,622)	—	(168)	(1,790)
Foreign currency translation	—	—	—	—	—	—	—
Balance, June 30, 2021	250,996,373	$168	$140,292	$(135,294)	$(103)	$(3,831)	$1,232
Conversion of notes	3,306,708	2	598	—	—	—	600
Sale of common stock for cash	648,805	1	122	—	—	—	123
Issuance of common stock for interest	416,667	—	60	—	—	—	60
Stock option compensation expense	—	—	251	—	—	—	251
Clyra Medical stock option expense	—	—	179	—	—	—	179
Noncontrolling interest allocation	—	—	(159)	—	—	159	—
Net loss	—	—	—	(1,301)	—	(134)	(1,435)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Balance, September 30, 2021	255,368,553	$171	$141,343	$(136,595)	$(110)	$(3,806)	$1,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOLARGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands, except for per share data)

(unaudited)

	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021
Cash flows from operating activities
Net loss	$(3,724)	$(5,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,455	1,447
Common stock issued in lieu of salary to officers and fees for services from vendors	172	294
Common stock issued for interest	—	16
Interest expense related to amortization of the discount on convertible notes payable and line of credit	13	114
PPP loan forgiveness	(174)	(43)
Loss on investment in South Korean joint venture	15	23
Depreciation expense	28	17
Changes in assets and liabilities:
Accounts receivable	(371)	20
Prepaid expenses and other current assets	(85)	(71)
Inventories	(19)	27
Accounts payable and accrued expenses	(40)	(85)
Contract liability	(83)	114
Customer deposits	30	79
Clyra Medical accounts payable and accrued expenses	(20)	189
Net cash used in operating activities	(2,803)	(2,962)
Cash flows from investing activities
Purchase of equipment	(164)	(21)
Net cash used in investing activities	(164)	(21)
Cash flows from financing activities
Proceeds from sales of common stock	3,267	4,120
Proceeds from the sale of stock in Clyra Medical	—	50
Proceeds from the issuance of Clyra Medical convertible notes	100	—
Exercise of warrants	—	60
Payment of debt obligations	—	(828)
Payment of Clyra Medical debt obligations	(24)	(28)
Net cash provided by financing activities	3,343	3,374
Net effect of foreign currency translation	(70)	(9)
Net change in cash	306	382
Cash at beginning of period	962	716
Cash at end of period	$1,268	$1,098
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$11	$56
Non-cash investing and financing activities
Fair value of warrants issued with convertible notes	$—	$35
Conversion of notes payable to common stock	$—	$328
Right of use	$433	$—
Allocation of noncontrolling interest	$1,129	$786

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

Liquidity / Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended  September 30, 2022, we had a net loss of $3,724,000, used $2,803,000 cash in operations, and at  September 30, 2022, we had working capital of $1,503,000, and current assets of $2,532,000. During the three months ended  September 30, 2022, we generated revenues of $1,500,000. Only one of our subsidiaries – ONM Environmental – generated operating income. (See Note 9.)

We do not believe gross profits in the year ended  December 31, 2022, or in the immediately subsequent quarterly periods, will be sufficient to fund our current level of operations, and therefore believe we will have to obtain further investment capital to continue to fund operations, such as through our purchase agreement with Lincoln Park Capital, which expires in March 2023, and private sales of our securities. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Rule 8-03 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For some of our activities, we are still operating in the early stages of the sales and distribution process, and therefore our operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

As of September 30, 2022 and December 31, 2021, our cash balances were made up of the following (in thousands):

	September 30, 2022	December 31, 2021
BioLargo, Inc. and subsidiaries	$1,251	$941
Clyra Medical Technologies, Inc.	17	21
Total	$1,268	$962

Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on payment history and individual customer circumstances. The allowance for doubtful accounts as of  September 30, 2022 was $12,000 and at December 31, 2021, was $12,000.

Credit Concentration

We had a limited number of customers that account for significant portions of our revenue. During the nine months ended September 30, 2022 and 2021, we had the following customers that accounted for more than 10% of consolidated revenues, as follows:

	September 30, 2022	September 30, 2021
Customer A	44%	<10%
Customer B	14%	<10%
Customer C	<10%	12%
Customer D	<10%	14%
Customer E	<10%	11%

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We had a limited number of customers that accounted for more than 10% of consolidated accounts receivable at September 30, 2022, and at December 31, 2021, as follows:

	September 30, 2022	December 31, 2021
Customer A	13%	<10%
Customer B	15%	<10%
Customer F	11%	<10%
Customer G	<10%	32%
Customer H	<10%	12%

Inventory

Inventories are stated at the lower of cost or net realizable value using the average cost method. The allowance for obsolete inventory as of  September 30, 2022, and December 31, 2021, was $3,000. Inventories consisted of (in thousands):

	September 30, 2022	December 31, 2021
Raw material	$123	$108
Finished goods	137	103
Total	$260	$241

Other Non-Current Assets

	September 30, 2022	December 31, 2021
Patents	$34	$34
Security deposits	35	35
Tax credit receivable	54	$-
Total	$123	$69

Equity Method of Accounting

On March 20, 2020, we invested $100,000 into a South Korean entity (Odin Co. Ltd., “Odin”) pursuant to a Joint Venture agreement we had entered into with BKT Co. Ltd. and its U.S. subsidiary, Tomorrow Water. We received a 40% non-dilutive equity interest, and BKT and Tomorrow Water each received 30% equity interests for an aggregate $150,000 investment.

We account for our investment in the joint venture under the equity method of accounting. We have determined that while we have significant influence over the joint venture through our technology license and our position on the Board of Directors, we do not control the joint venture or are otherwise involved in managing the entity and we own less than a majority of the equity. Therefore, we record the asset on our consolidated balance sheet and record an increase or decrease the recorded balance by our percentage ownership of the profits or losses in the joint venture. The joint venture incurred a loss during the nine months ended September 30, 2022 and 2021, our 40% ownership share reduced our investment interest by $15,000 and $23,000, respectively.

Impairment

Long-lived and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. If the sum of the expected future undiscounted cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, then an impairment loss is recognized. The impairment loss is measured based on the fair value of the asset. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2022 and 2021, management determined that there was no impairment of its long-lived assets, including its patents.

Nevertheless, during the three months ended  December 31, 2021, management determined that there was an impairment expense related to the sale back to Scion Solutions, LLC (“Scion’) of certain intellectual property, recorded on our balance sheet as “In-Process Research and Development” and an impairment of Clyra’s prepaid marketing. Total impairment expense for 2021 was $342,000.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings (Loss) Per Share

We report basic and diluted earnings (loss) per share (“EPS”) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2022 and 2021, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

The following methodology and assumptions were used to calculate share-based compensation for the nine months ended September 30, 2022 and 2021:

	2022						2021
	Non Plan			2018 Plan			Non Plan	2018 Plan
Risk free interest rate	2.32	–	3.83%	2.32	–	3.83%	1.73%	0.93	–	1.73%
Expected volatility	115	–	117%	115	–	117%	124%	121	–	124%
Expected dividend yield		—			—		—		—
Forfeiture rate		—			—		—		—
Life in years		10			10		10		10

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

For services, such as through our engineering group, the subsidiary identifies services to be performed in a written contract, which specifies the performance obligations and the rate at which the services will be billed. Each service is separately negotiated and priced. Revenue is recognized as services are performed and completed. Service contracts typically call for invoicing for time and materials incurred for that contract, although some provide for milestone or fixed cost payments, where an agreed-to amount is invoiced per month for the life of the contract. In these instances, completed work, billed hourly, is recognized as revenue. If the billing amount is greater or lesser than the completed work, a contract receivable or contract liability is created. As of  September 30, 2022, we had $6,000 of contract liability. As of December 31, 2021, we had contract liability totaling $89,000. To date, there have been no discounts or other financing terms for the contracts.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Royalties or license fees from our intellectual property are based on the licensee’s sales of products incorporating or using our licensed intellectual property.

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

We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by generally accepted accounting principles (“GAAP”).  Under GAAP, the tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  Management believes there are no unrecognized tax benefits or uncertain tax positions as of September 30, 2022, and December 31, 2021.

The Company assessed its earnings history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

The Company recognizes interest and penalties on income taxes as a component of income tax expense, should such an expense be realized.

Fair Value of Financial Instruments

Management believes the carrying amounts of the Company’s financial instruments (excluding debt and equity instruments) as of September 30, 2022 and December 31, 2021, approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts receivable, prepaid assets, accounts payable, lines of credit, and other assets and liabilities.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tax Credits

Our research and development activities in Canada may entitle our Canadian subsidiary to claim benefits under the “Scientific Research and Experimental Development Program”, a Canadian federal tax incentive program designed to encourage Canadian businesses of all sizes and in all sectors to conduct research and development in Canada. Benefits under the program include credits to taxable income. If our Canadian subsidiary does not have taxable income in a reporting period, we instead receive a tax refund from the Canadian Revenue Authority. A refund has been submitted totaling $54,000, which is classified in Other Income on our Consolidated Statement of Operations and Comprehensive Loss.

Leases

In February 2016, the FASB issued ASU Update No. 2016-02, “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required (see Note 10). We adopted this standard effective January 1, 2019 using the effective date option, as approved by the FASB in July 2018, which resulted in a $399,000 gross up of assets and liabilities; this balance may fluctuate over time as we enter into new leases, extend or terminate current leases. Upon the transition to ASC 842, the Company elected to use hindsight as a practical expedient with respect to determining the lease terms and in assessing any impairment of right-of-use assets for existing leases. No impairment is expected at this time. As of  September 30, 2022, the right of use assets on our balance sheet related to our operating leases totals $896,000.

Recent Accounting Pronouncements

In August 2020,the FASB issued Accounting Standards UpdateNo.2020-06,“Debt—Debt with Conversion and Other Options (Subtopic470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that arenotclearly and closely related to the host contract, that meet the definition of a derivative, and that donotqualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021,including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023,including interim periods within those fiscal years; early adoption is permitted. Management has evaluated this update and adopted it as of January 1, 2022. In do so, we evaluated the convertible debt issued by Clyra Medical during the three months ended June 30, 2022 (see Note 8), and determined that the beneficial conversion feature was fixed at the time of issuance and not an embedded derivative under Subtopic 815-15.  As a result of the early adoption, there are no other potential affects on the Company’s current financial statements.

Note 3.   Sale of Stock for Cash

Lincoln Park Financing

During the three and nine months ended  September 30, 2022, we sold 2,440,958 and 4,353,919 shares to Lincoln Park, and in exchange received $485,000 and $903,000 in gross and net proceeds.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2021, we sold 2,917,819 and 21,444,128 shares to Lincoln Park, and in exchange received $530,000 and $3,545,000 in gross and net proceeds.

Unit Offerings

During the three and nine months ended  September 30, 2022, pursuant to our unit offerings, we sold 3,766,126 and 13,568,524 shares of our common stock and received $632,000 and $2,364,000 in gross and net proceeds from thirty accredited investors.

During the three and nine months ended  September 30, 2021, pursuant to our unit offerings, we sold 388,889 and 3,820,436 shares of our common stock and received $70,000 and $575,000 in gross and net proceeds from four accredited investors.

In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase additional shares (see Note 6, “Warrants Issued in Unit Offerings”).

Note 4.   Debt Obligations

The following table summarizes our debt obligations outstanding as of September 30, 2022, and December 31, 2021 (in thousands). The table does not include debt obligations of our partially owned subsidiary Clyra Medical (see Note 8, “Debt Obligations of Clyra Medical”).

	September 30, 2022 (Unaudited)	December 31, 2021
Current portion of debt:
SBA Paycheck Protection Program loans, mature April 2025	$43	$314
Convertible note payable, matures March 1, 2023	50	—
Debt discount, net of amortization	(7)	—
Total current portion of debt	$86	$314

Long-term debt:
SBA EIDL Loan	$150	$150
SBA Paycheck Protection Program loans, mature May 2025	97	—
Convertible note payable, matures March 1, 2023	—	50
Debt discount, net of amortization	—	(20)
Total long-term debt	247	180
Total	$333	$494

For the three and nine months ended September 30, 2022, we recorded $14,000 and $42,000, and for the three and nine months ended September 30, 2021, we recorded $42,000 and $208,000, of interest expense related to the amortization of discounts on convertible notes payable, and coupon interest from our note payable, convertible notes and line of credit.

The following discussion includes debt instruments to which amendments were made or included other activity that management deemed appropriate to disclose during the nine months ended September 30, 2022 and 2021. Each of the debt instruments contained in the above table are disclosed more fully in the financial statements contained in the Company’s Form 10-K filed March 31, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SBA Program Loans

In  April 2020, our subsidiaries ONM Environmental, BLEST and Clyra Medical received $218,000, $96,000 and $43,000, respectively, in loans pursuant to the Small Business Association’s (“SBA”) Paycheck Protection Program (“PPP”). The loans mature two years from the inception date (although any payments due are deferred once a forgiveness application has been filed), and incur interest at 1%. Management believes that it has fully complied with the terms of forgiveness as set forth by the SBA, and each subsidiary has filed forgiveness applications.  On  February 7, 2022, we received notice that the SBA had partially approved ONM Environmental's application for forgiveness of its PPP loan in the amount of $174,000; ONM has appealed and provided additional documentation to support forgiveness of the remaining $43,000. The forgiveness application of BLEST remains pending. On  March 19, 2021, we received notice that the SBA had approved the application for forgiveness Clyra’s PPP loan.

Note 5.   Share-Based Compensation

Issuance of Common Stock in exchange for payment of payables

Payment of Officer Salaries

On September 30, 2022, we issued 167,781 shares of our common stock at $0.27 per share in lieu of $72,000 of accrued and unpaid salary to our officers.

On  September 30, 2021, we issued 61,842 shares of our common stock at $0.19 per share in lieu of $12,000 of accrued and unpaid salary to our officers. On March 31, 2021, we issued 137,364 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid salary to our officers.

Payment of Consultant Fees

On September 30, 2022, we issued 211,047 shares of our common stock at $0.27 per share in lieu of $24,000 of accrued and unpaid obligations to consultants. On June 30, 2022, we issued 76,996 shares of our common stock at $0.18 per share in lieu of $60,000 of accrued and unpaid obligations to consultants. On March 31, 2022, we issued 86,752 shares of our common stock at $0.23 per share in lieu of $31,000 of accrued and unpaid obligations to consultants.

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

Stock Option Expense

During the three and nine months ended September 30, 2022, we recorded an aggregate $338,000 and $1,455,000, and during the three and nine months ended September 30, 2021, we recorded an aggregate $430,000 and $1,447,000 in selling general and administrative expense related to the issuance of stock options. We issued options through our 2018 Equity Incentive Plan, our now expired 2007 Equity Incentive Plan, and outside of these plans. See Note 8 for information on stock option expense for options issued by subsidiary Clyra.

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

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity for our stock options under the 2018 Plan for the nine months ended September 30, 2022 and September 30, 2021, is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	Price per share			share	Value(1)
Balance, December 31, 2021	23,186,142	$0.12	–	0.43	$0.19
Granted	4,748,212	0.18	–	0.27	0.22
Balance, September 30, 2022	27,934,354	$0.12	–	0.43	$0.19
Non-vested	(4,449,874)	0.12	–	0.40	0.22
Vested, September 30, 2022	23,484,480	$0.12	–	0.43	$0.19	$1,893,000

Balance, December 31, 2020	18,865,525	$0.16	–	0.40	$0.19
Granted	3,686,462	0.13	–	0.23	0.19
Balance, September 30, 2021	22,591,987	$0.12	–	0.43	$0.19

(1) Aggregate intrinsic value based on closing common stock price of $0.27 at September 30, 2022.

The options granted to purchase 4,748,212 shares during the nine months ended  September 30, 2022 were issued to officers, board of directors, employees and consultants: (i) we issued options to purchase 290,135 shares of our common stock at an exercise price on the respective grant date of $0.22 and $0.23 per share to our CFO and President to replace options that had expired; (ii) we issued options to purchase 1,134,356 shares of our common stock at an exercise price on the respective grant date ranging between $0.18 – $0.27 per share to members of our board of directors for services performed, in lieu of cash; the fair value of these options totaled $246,000; (iii) we issued options to purchase 2,340,730 shares of our common stock to employees as part of an employee retention plan at an exercise price on the respective date ranging between $0.18 – $0.27 per share; the fair value of employee retention plan options totaled $492,000 and will vest quarterly over four years as long as they are retained as employees; (iv) we issued options to purchase 682,991 shares of our common stock to consultants in lieu of cash for expiring options and per agreement totaling $145,000, and (v) we issued options to our Chief Financial Officer (see “Chief Financial Officer Contract Extension” immediately below). All stock option expense is recorded on our consolidated statement of operations as selling, general and administrative expense.

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

As the sole compensation for the Extended Term, Mr. Dargan was issued an option (“Option”) to purchase 25,000 shares of the Company’s common stock for each month during the Extended Term (thus, an option to purchase 300,000 shares reflecting an extended term of 12 months). The Option vests over the period of the Extended Term, with 25,000 shares having vested as of   March 22, 2022, and the remaining shares to vest 25,000 shares monthly beginning   March 22, 2022, and each month thereafter, so long as the agreement is in full force and effect. The Option is exercisable at $0.24 per share, the closing price of BioLargo’s common stock on March 22, 2022, the grant date, expires ten years from the grant date, and was issued pursuant to the Company’s 2018 Equity Incentive Plan.

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

Activity for our stock options under the 2007 Plan for the nine months ended September 30, 2022 and 2021 is as follows:

					Weighted
					Average	Aggregate
	Options	Exercise			Price per	intrinsic
	Outstanding	price per share			share	Value(1)
Balance, December 31, 2021	2,879,246	$0.28	–	0.94	$0.49
Expired	(975,161)	$0.28	–	0.35	0.36
Balance, September 30, 2022	1,904,085	$0.28	–	0.94	$0.56	$—

Balance, December 31, 2020	5,689,363	$0.28	–	0.94	$0.44
Expired	(1,769,008)	0.39	–	0.51	0.40
Balance, September 30, 2021	3,920,355	$0.28	–	1.65	$0.45

(1) – Aggregate intrinsic value based on closing common stock price of $0.27 at September 30, 2022.

Non-Plan Options issued

Activity of our non-plan stock options issued for the nine months ended September 30, 2022 and 2021 is as follows:

					Weighted
	Non-plan				average	Aggregate
	Options	Exercise			price per	Intrinsic
	Outstanding	price per share			share	value(1)

Balance, December 31, 2021	20,119,207	$0.17	–	1.00	$0.41
Granted	105,797	$0.23	–	0.27	0.26
Balance, September 30, 2022	20,225,004	$0.17	–	1.00	$0.39
Non-vested	(1,050,000)	0.17	–	0.45	0.45
Vested, September 30, 2022	19,175,004	$0.17	–	1.00	$0.38	$274,000

Balance, December 31, 2020	20,749,583	$0.17	–	1.00	$0.41
Granted	43,956		0.23		0.23
Expired	(800,000)		1.00		1.00
Balance, September 30, 2021	19,993,539	$0.17	–	1.00	$0.39

 (1)  – Aggregate intrinsic value based on closing common stock price of $0.27 at September 30, 2022.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2022, we issued options to purchase 105,797 shares of our common stock at prices on the grant date ranging $0.23 – $0.27 per share to a vendor for services. The fair value of these options total $36,000 and is recorded in our selling, general and administrative expense.

During the nine months ended September 30, 2021, we issued an option to purchase 43,956 shares of our common stock at $0.23 per share to a vendor for services. The fair value of these options total $10,000 and is recorded in our selling, general and administrative expense.

Note 6.   Warrants

We issued warrants to purchase our common stock, at various prices for the nine months ended September 30, 2022 and 2021, is as follows:

					Weighted
					average	Aggregate
	Warrants	Exercise			price per	Intrinsic
	outstanding	price per share			share	value(1)

Balance, December 31, 2021	36,765,502	$0.16	–	1.00	$0.27
Issued	27,137,048	0.19	–	0.33	0.23
Expired	(10,273,722)	0.19	–	0.48	0.25
Balance, September 30, 2022	53,628,828	$0.14	–	1.00	$0.26	$2,094,000

Balance, December 31, 2020	32,980,989	$0.16	–	1.00	$0.29
Issued	7,865,872	0.14	-	0.27	0.20
Exercised	(416,667)		0.14		0.14
Expired	(2,743,406)	0.12	-	0.70	0.59
Balance, September 30, 2021	37,686,788	$0.12	–	1.00	$0.27
(1)	Aggregate intrinsic value based on closing common stock price of $0.27 at September 30, 2022

Warrants issued in Unit Offerings

During the nine months ended September 30, 2022, pursuant to our Unit Offerings (see Note 3), we issued nine-month stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at $0.19 - $0.23 per share, and five-year stock purchase warrants to purchase an aggregate 13,568,524 shares of our common stock at $0.24 - $0.33 per share.

During the nine months ended  September 30, 2021, pursuant to our Unit Offerings (see Note 3), we issued six-month stock purchase warrants to purchase an aggregate 3,932,936 shares of our common stock at exercise prices between $0.14 – 0.22 per share, and five-year stock purchase warrants to purchase an aggregate 3,923,936 shares of our common stock at exercise prices between $0.18 – 0.27 per share.

On  August 6, 2021 a holder of a six-month stock purchase warrant exercised the warrant and we received $60,000 and issued 416,667 shares of our common stock.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value – Interest Expense

To determine interest expense related to our outstanding warrants issued in conjunction with debt offerings, the fair value of each award grant is estimated on the date of grant using the Black-Scholes option pricing model and the relative fair values are amortized over the life of the warrant. For the determination of expense of warrants issued for services, extinguishment of debt and settlement, management also uses the option-pricing model. During the nine months ended September 30, 2022 and 2021, no warrants were issued in conjunction with debt offerings.

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

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for our operations other than our partially-owned subsidiary Clyra Medical included the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued expense	$334	$349
Accrued interest	25	25
Accrued payroll	161	185
Total accounts payable and accrued expenses	$520	$559

Accounts payable and accrued expenses includes ordinary business payables incurred by the Company and its operational subsidiaries. See Note 8, “Accounts Payable and Accrued Expenses”, for the accounts payable and accrued expenses of Clyra Medical.

Note 8.   Noncontrolling Interest – Clyra Medical

We consolidate the operations of our partially owned subsidiary Clyra Medical, of which we owned 58% of its outstanding shares as of  September 30, 2022.

BioLargo and its partially owned subsidiary Clyra Medical entered into an agreement dated  March 3, 2022, whereby BioLargo agreed to convert $633,000 in working capital advances, made to or on behalf of Clyra Medical, into 2,042 shares of Clyra Medical common stock at a rate of $310 per share.

Debt Obligations of Clyra Medical

On  April 8, 2022, Clyra Medical issued a promissory note in the principal amount of $100,000 to an individual investor, payable  April 8, 2024 bearing 8% annual interest. The note  may be converted by its holder at any time prior to the maturity date, and automatically converts to stock upon (i) Clyra’s sale of $5,000,000 or more of its common or preferred stock, or (ii) the maturity date, at a conversion price equal to 70% of the lowest price-per-share of shares sold to a future investor prior to the maturity date.

On  June 30, 2020, Clyra Medical entered into a Revolving Line of Credit Agreement whereby Vernal Bay Capital Group, LLC committed to provide a $1,000,000 inventory line of credit. Since inception, $260,000 in line of credit draws were made and Clyra has repaid $97,000. As of  September 30, 2022, the balance outstanding on this line of credit totals $163,000. Funds from the line of credit must be used to produce inventory. Additional draws are conditional upon the presentation of invoices or purchase orders to the lender equal to the greater of one-half of principal outstanding on the line of credit, and $200,000. The line of credit accrues interest at 15%, requires Clyra pay interest and principal from gross product sales, and is due on demand. Clyra is required to pay 60% of gross product sales to reduce amounts owed on the line of credit. Clyra issued Vernal Bay 323 shares of its common stock as a commitment fee for the line of credit, valued at $70,000. A security agreement of the same date grants Vernal Bay a security interest in Clyra’s inventory, as that term is defined in the Uniform Commercial Code.

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of September 30, 2022, Clyra Medical had the following common shares outstanding:

Shareholder	Shares	Percent
BioLargo, Inc.	51,249	58%
Sanatio Capital	18,704	21%
Other	19,118	21%
Total	89,071

Sales of Common Shares

During the nine months ended September 30, 2022 and 2021, Clyra raised $0 and $50,000 at $310 per Clyra share.

Stock Options

Clyra issues options to its employees and consultants in lieu of compensation owed on a regular basis. As of  December 31, 2021, the Company had issued options to purchase 14,004 shares of Clyra stock. During the nine months ended  September 30, 2022 and 2021, Clyra issued options to purchase 1,403 and 2,074 shares of its common stock. Each option issued has an exercise price of $1.00 per share, are vested upon issuance and an expiration date 10 years from the date of grant. The fair value of the options issued in the nine months ended  September 30, 2022 and 2021 totaled $304,000 and $442,000. We used the Black-Scholes model to calculate the initial fair value, assuming a stock price on date of grant of $310 per share. Because Clyra is a private company with no secondary market for its common stock, the resulting fair value was discounted by 30%. We also used a risk-free rate ranging between 2.32% - 3.83%, a volatility of 40% and an expected life of 10 years.

Clyra Accounts Payable and Accrued Expenses

Clyra had the following accounts payable and accrued expenses as follows:

	September 30, 2022	December 31, 2021
Accounts payable and accrued expense	$202	$149
Accrued interest	4	51
Accrued payroll	5	30
Total Clyra Medical accounts payable and accrued expenses	$211,000	$230

Note 9.   Business Segment Information

BioLargo currently has four operating business segments, plus its corporate entity which is responsible for general corporate operations, including administrative functions, finance, human resources, marketing, legal, etc. The four operational business segments are:

ONM Environmental   (“ONM”) -- which sells odor and volatile organic control products and services (located in Westminster, California);

1.	ONM Environmental (“ONM”) -- which sells odor and volatile organic control products and services (located in Westminster, California);

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Clyra Medical Technologies (“Clyra”) -- which develops and sells medical products based on our technologies, including BioClynse wound irrigation solution;

3.	BLEST -- which provides professional engineering services on a time and materials basis for outside clients and supports our internal operations as needed (located in Oak Ridge, Tennessee); and

4.	BioLargo Water (“Water”) -- which historically focused entirely on R&D, and has now shifted its focus to commercializing the AOS technology (located in Edmonton, Alberta Canada).

Historically, none of our operating business units have operated at a profit (other than ONM this last quarter) and therefore each required additional cash to meet its monthly expenses, funded through BioLargo’s sales of debt or equity, research grants, and tax credits. Clyra Medical has also been funded by third party investors who invest directly in Clyra Medical in exchange for equity ownership in that entity.

The segment information for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
BioLargo corporate	$2	$—	$4	$7
ONM	1,199	420	2,499	1,058
BLEST	401	416	1,613	1,070
Water	1	2	1	9
Clyra Medical	17	9	34	114
Intersegment revenue	(120)	(135)	(365)	(522)
Total	$1,500	$712	$3,786	$1,743

Operating income (loss)
BioLargo corporate	$(783)	$(868)	$(2,925)	$(2,726)
ONM	400	(72)	418	(355)
Clyra Medical	(240)	(219)	(736)	(958)
BLEST	(179)	(140)	(158)	(513)
Water	(141)	(156)	(572)	(461)
Total	$(943)	$(1,455)	$(3,973)	$(5,013)

Interest expense
BioLargo corporate	$(6)	$(6)	$(18)	$(106)
Clyra Medical	(8)	(20)	(24)	(96)
Total	$(14)	$(26)	$(42)	$(208)

Research and development expense
BioLargo corporate	$(140)	$(220)	$(570)	$(765)
Clyra Medical	(31)	(20)	(73)	(53)
BLEST	(100)	(123)	(288)	(358)
Water	(119)	(109)	(446)	(366)
Intersegment R&D	119	135	359	515
Total	$(271)	$(344)	$(1,018)	$(1,027)

The segment asset information for September 30, 2022 and December 31, 2021, is as follows (in thousands):

As September 30, 2022	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$785	$1,079	$814	$590	$194	$(20)	$3,442
Right of use	157	—	—	739	—	—	896
Investment in South Korean joint venture	33	—	—	—	—	—	33
Total	975	1,079	814	1,329	194	(20)	4,371

BIOLARGO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2021	BioLargo	ONM	Clyra	BLEST	Water	Elimination	Total
Tangible assets	$690	$451	$832	$445	$152	$(47)	$2,522
Right of use	222	—	—	231	—	—	453
Investment in South Korean joint venture	48	—	—	—	—	—	48
Total	960	451	832	676	152	(47)	3,023

Note 10.   Commitments and Contingencies

Office Leases

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. For the nine months ended  September 30, 2022 and 2021, rental expense was $228,000 and $170,000, respectively.  As of  September 30, 2022, our weighted average remaining lease term is nine years and the total remaining operating lease payments is $1,859,000.

We have long-term operating leases for office, industrial and laboratory space in Westminster, California, Oak Ridge, Tennessee, and Alberta, Canada. Payments made under operating leases are charged to the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis over the term of the operating lease agreement. On  January 1, 2019, we adopted ASC 842 which resulted in a right-of-use asset and lease liability. Short-term leases are not included in our analysis.   The lease of our Westminster facility expires  August 2024. It is too early for management to determine if it will exercise its option to extend the lease four years, therefore the four-year extension is not included in the analysis. In September 2022, the lease of our Oak Ridge, Tennessee facility was extended for ten years. The ten year lease added $443,000 to our right of use and lease liability on our September 30, 2022 balance sheet. The lease of our Canadian facility is less than one year. None of our leases have additional terms related to the payments or mechanics of the lease. The leases have no additional payment terms such as common area maintenance payments, tax sharing payments or other allocable expenses. Likewise, the leases do not contain other terms and conditions of use, such as variable lease payments, residual value guaranties or other restrictive financial terms. Since there is no explicit interest rate in our leases, management used its incremental borrowing rate, which is estimated to be 18% to determine lease liability.

Note 11.   Subsequent Events.

Management has evaluated subsequent events through the date of the filing of this Quarterly Report and management noted the following for disclosure.

Sales to Lincoln Park

From October 1, 2022, through November 10, 2022, we sold 479,546 shares of our common stock to Lincoln Park (see Note 3), and received $107,000 in gross and net proceeds.

Unit Offering Investments

From October 1, 2022, through November 10, 2022, we received $567,000 of gross and net proceeds from fifteen investors in our Unit Offering (see Note 3), and issued an aggregate 3,432,486 shares of common stock, six-month warrants to purchase an aggregate 3,432,486 shares of common stock at an average $0.198 per share, and five-year warrants to purchase an aggregate 3,432,486 shares of common stock at an average $0.248 per share.

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

Unless otherwise expressly stated herein, all statements, including forward-looking statements, set forth in this Form 10-Q are as of September 30, 2022, unless expressly stated otherwise, and we undertake no duty to update this information.

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

In the third quarter of 2022 we again set a new company-wide quarterly revenue record, building on the second quarter’s unprecedented performance. As a result, the Company has already locked in a record revenue growth rate for the entire year, even before the fourth quarter. A standout this quarter was the pet odor product sold by our consumer packaged goods partners at Ikigai, called Pooph, whose sales contributed significantly to the record product revenues of our odor and VOC control products division ONM Environmental.

The Company has several key projects that management believes will stimulate accelerated growth through 2023. These are:

●	The expected launch in major retailers of the Pooph pet odor control product by the Company’s consumer packaged goods partners at Ikigai, which is expected to start in Q4.

●

Our first PFAS removal project at a large industrial site (announced in August), currently in the initial phase of a multi-phase process, which we expect to continue advancing as we engineer a comprehensive PFAS mitigation plan.

●	Expanded commercial roll-out of the company’s PFAS treatment technology through its growing network of sales rep organizations.

●	Garratt-Callahan’s launch of the jointly developed minimal liquid discharge wastewater treatment product.

●	The Company’s work with Ultra Safe Nuclear.

●

Our engineering services division completed the first phase of a large capital project in the cleantech and environmental technologies space - a waste-to-energy conversion plant in South America (see Waste-to-Energy Conversion Plant Project below). This project is expected to advance to additional phases in 2023, and has the potential to lead to additional projects of a similar nature.

These projects are of a greater commercial significance than projects contracted and executed in previous years. Company management believes BioLargo is now earning more significant commercial opportunities for multiple reasons:

1.	Credibility

First, we have built our credibility as cleantech technology innovators and environmental engineering service providers to the point where clients, potential clients, and prospective partners rightfully view us as an effective and reliable means to solve their challenges. We operate with a mandate to serve our customers and partners with technical excellence, provide timely and cost-effective results, and a commitment to helping them make the best choices for any particular challenge.

2.	Channel Partner Relationships

We have key relationships that we believe will continue advancing to become high-revenue and profit generating projects with channel partners such as Garratt-Callahan  and Ikigai, as well as our new channel partners in the PFAS remediation industry.

3.	Investments in Talent and Technology

This “critical mass” of credibility as a cleantech solutions provider is a result of our investments in our talented team of engineers, scientists and team members who have a proven track record of executing complex engineering projects, and our history of developing creative and powerful new technologies that work and are best of class. Secondly, our core patented water treatment technologies, the BioLargo Advanced Oxidation System (AOS) and Aqueous Electrostatic Concentrator (AEC), have now been demonstrated in successful pilot projects, either on-site at a prospective client’s facility, or in-house with client-provided contaminated waters.

Formula for Success: Technology, Talent and Purpose

Technology

BioLargo has continually advanced its robust portfolio of technologies since the first acquisition of early iterations of the BioLargo technology in the spring of 2007. Our innovations have primarily been developed through our internal resources, and some through acquisition. These include patents, patents pending, and trade secrets that include solutions for:

●	Water decontamination, including:

o	Removal of per- and poly-fluoroalkyl substances (PFAS) from drinking and ground water

o	Micro-pollutant destruction and removal

o	Legionella detection and water treatment solutions

o	Minimum and zero liquid discharge systems (MLD/ZLD)

o	Disinfection

o	Electro-oxidation

●	Air quality controls and systems including odor and VOC control

●	Mineral processing

●	Infection control

●	Wound management

●	Disinfection

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

Combating the PFAS Forever-Chemical Crisis – the AEC

One of the most significant and timely innovations in our portfolio is our per- and poly-fluoroalkyl substances (PFAS) removal and collection/disposal solution we call the Aqueous Electrostatic Concentrator (AEC). Our engineers developed and are now commercializing the AEC, which is a novel water treatment system that removes PFAS from water at a fraction of the operating cost and generating only a fraction of the PFAS-laden waste of the most common currently used solutions (carbon filtration, ion exchange, and reverse osmosis). PFAS chemicals have been linked to cancer, immune disorders, liver dysfunction, and many other human health problems, and are contained in a vast range of manufactured goods, common household products (e.g., cleaning products, cookware), and electronics, and contaminate drinking water in unsafe levels all over the globe.

PFAS is often referred to as the “contaminant of the decade”, and as such, it is considered a multi-billion dollar commercial market opportunity. The current White House has made the PFAS crisis a critical agenda item and experts expect the EPA and local regulatory agencies to continue to tighten the regulatory requirements to mitigate, manage and limit human exposure to PFAS, all of which we believe will continue to push the market to find and adopt commercially viable solutions. Notably, some emerging regulations on PFAS in the U.S. are expected to skew the market toward seeking treatment technologies that produce as little PFAS-laden solid waste as possible, a favorable trend for our AEC that generates very little PFAS-laden waste. Detection of unsafe levels of PFAS around the world has given rise to a number of market opportunities, including in drinking water, industrial wastewater, municipal wastewater, solid waste, organic foods and more.

We have successfully validated the AEC as an effective system to selectively extract and collect PFAS chemicals from contaminated water including performance testing that shows “non-detect” levels of removal. We have demonstrated more than nine months of continuous operation showing no materially significant degradation of the AEC system’s components or performance over time. We have also successfully demonstrated that the AEC is scalable to a commercial scale and that our engineering team has the proven experience to successfully deliver systems to meet the needs of a commercial installation and sale. Our team has a history of successful execution in the environmental remediation industry and the knowhow to successfully commercialize the AEC.

In August 2022, our engineering division secured its first customer to engineer a comprehensive PFAS mitigation plan for an industrial site. The customer contract is for the first phase of what is expected to be a multi-phase comprehensive PFAS remediation project. The contract was secured in collaboration with a new channel partner, which has been appointed to promote, market, and distribute BioLargo’s water treatment equipment and PFAS-related engineering and project integration services.

The AEC’s commercial roll-out will be executed with the help of a network of sales representative organizations whose role will be to market and sell the treatment system, related equipment, and the Company’s engineering services to municipal and industrial customers across the country. Thus far, we have already secured channel partner agreements with several sales representative organizations, and have verbal commitments from several more as a result of our own business development efforts at recent water industry trade shows. Assuming all these companies sign with us, we will have sales rep coverage for most of the United States.

In October 2022, we entered into a channel partner agreement with Product Recovery Management, Inc. to sell,  distribute and act as a contract manufacturer for the AEC and other BioLargo water treatment technologies. Product Recovery Management (PRM) (https://www.prmfiltration.com/), based out of Butner, NC, is a UL-certified equipment integrator specializing in remediation services with over 40 years of history serving customers. PRM designs and manufactures treatment systems that address a wide variety of contamination challenges in the remediation and landfill industries, including PFAS contamination. Their Butner operations include a 250,000 square foot manufacturing facility with large-scale fabrication capabilities.

We are also in negotiations with multiple prospective industrial and municipal customers to treat PFAS contaminated water.  Having completed our initial testing of client water (to “non-detect” levels) from a leading water district in Southern California, we are in continuing discussions with their technical team to organize a practical commercial field trial. In light of the fact that we now have our first commercial project under contract, we believe that our expected success will be a key factor to help advance marketing efforts in the municipal market as well as potentially minimize the need for small scale field piloting.

ONM Environmental - Industrial Odor and VOC Solutions

ONM Environmental, Inc. is BioLargo’s subsidiary that delivers robust and comprehensive products and services to control and mitigate odor and volatile organic compounds (“VOCs”) emitted from a variety of industrial activities, including landfills and other waste handling facilities. Its flagship product, CupriDyne® Clean, reduces and eliminates tough odors and VOCs in various industrial settings. CupriDyne Clean is delivered through misting systems, sprayers, water trucks and similar water delivery systems designed, manufactured and installed by ONM. We believe the product is the number-one performing odor-control product in the market, and that it offers substantial savings to our customers compared with competing products. ONM Environmental holds General, Electrical, Plumbing and Low Voltage contractor licenses issued by the California Contractors State License Board, and offers a menu of services to landfills, transfer stations, wastewater treatment facilities as well as facilities in non-waste related industries. These services include engineering design, construction, installation, ongoing maintenance and on-site support services to assist our clients in the implementation and continued use of the various systems that deliver our liquid products in the field (such as misting systems).

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

In addition to growing its revenues organically through the sale of odor and VOC control chemistry and air quality control systems to its primary market segment (municipal solid waste handling in California), ONM Environmental aims to accelerate its growth through development of new sales and distribution channels. Some of these, including our partnership with Ikigai Marketing Works, LLC (see “Consumer Packaged Goods Products” below) and our joint venture with BKT Co. Ltd. in South Korea are already actively advancing toward their end-goal, which is to foster new distribution opportunities for our patented odor and VOC control chemistry without being limited by our own sales and distribution infrastructure.

Consumer Packaged Goods Products

We sell pet odor-control products under the brand “Pooph” to Ikigai Marketing Works, LLC, founded by accomplished industry executives from the consumer-packaged goods industry who have executed successful launches of at least five blockbuster products. After a successful test marketing phase, they have been executing a national advertising campaign through extensive television and internet advertising, have launched the product for web sales on their own website and on Amazon, and are launching the products soon in major retailers in the United States (including Walmart). Our agreement with Ikigai grants them an exclusive license to sell the Pooph pet odor-control product, provided certain minimum volume thresholds are met once retail sales begin, and requires, in addition to purchasing product from us at an agreed-upon manufacturing margin, they pay a 6% royalty on sales. We are in negotiations to expand their rights under the license agreement.

Sales of Pooph increased significantly in the past quarter, and accounted for a significant portion of revenues earned by our odor and VOC control products division, ONM Environmental. Ikigai management expects this trend of growth to continue, particularly with the expected launch of the product in major retailers in Q4 of 2022 and beyond.

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

In association with Garratt-Callahan, a national industrial water treatment company, BLEST developed a “minimal liquid discharge” (MLD) wastewater treatment system based on Garratt-Callahan proprietary technology that is able to reduce industrial wastewater discharge and therefore reduce wastewater discharge fees for customers. Garratt-Callahan is currently preparing to launch MLD system to its customers. BLEST will serve as the manufacturing partner and Garratt-Callahan will serve as the selling distributor to leverage their national sales force and over one hundred years of providing services and products to customers. BioLargo’s engineers completed the first full-scale prototype of this new technology and tested it with Garratt-Callahan client provided water, with Garratt-Callahan technical staff present on-site at BLEST’s facility. In this “factory acceptance” testing, the system removed over 98% of the target contaminants from water in continuous operation, in line with results achieved by Garratt-Callahan’s original bench-scale and batch processing tests. This factory acceptance testing was a necessary step before commercial trials and/or sales to Garratt-Callahan customers can begin. Garret-Callahan has identified multiple customer prospects, as has BioLargo, through its own marketing efforts. We are working on contractual agreements to move the project forward to first sales.

In the second quarter of 2022, BLEST was contracted by Ultra Safe Nuclear to assist in producing the first prototype fuel production systems for their revolutionary new nuclear reactor called the Micro Modular Reactor (MMR®). Ultra Safe Nuclear is a Seattle-based nuclear energy innovator, and has invented a “fission battery” - a fourth generation modular nuclear reactor – that can deliver safe, zero-carbon, cost-effective energy anywhere. The MMR® uses ceramic-encapsulated nuclear fuel – Fully Ceramic Micro-encapsulated (FCM+++) – an extremely rugged and stable fuel with extraordinary high temperature stability. BioLargo has been retained to provide engineering design support, fabrication, and integration for the company’s prototype fuel production systems. Because of the success of the early phase of the project, this project is expected to expand over the coming months in scope and significance to BioLargo, making them an important customer for BLEST.

Waste-to-Energy Conversion Plant Project

In April 2022, our engineering subsidiary was hired to conduct a comprehensive project plan (i.e., “feasibility”) study by a Southern California based sustainable energy services company intending to build a waste-to-energy conversion plant in South America. The site of the proposed conversion plant is approximately 296 acres, where it is planned to process between two million and up to 8 million tons of municipal solid waste annually and is projected to produce 500 megawatts of energy per year.

The initial feasibility study having been completed, our engineers are now preparing proposals for the next phase of the project. The client has reviewed the feasibility study and is currently evaluating its plans for advancing the project forward. It is expected that if the project moves forward, the second phase is expected to begin in the first quarter 2023.

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

In January 2022, BioLargo Water was awarded a grant from the government of Canada’s Natural Sciences and Engineering Research Council (NSERC) that allowed for the extension of the pilot project to allow for use of a new, higher flow-rate AOS system, as well as the installation of an AEC system at the pilot to assess its removal of PFAS chemicals from the municipality’s wastewater. This AEC system was recently shipped to the municipal wastewater treatment plant, and is expected to be installed and operational shortly.

Clyra Medical Technologies

Clyra Medical Technologies, Inc. is our partially owned subsidiary creating medical products based on our technology. It is launching a product to be used by surgeons generally, with a first target market aimed toward orthopedic surgeons for use as a wound irrigation solution and to help manage patient care and outcomes. Clyra has secured its first two hospital customers for the product, established a robust quality control system for FDA compliance, recruited a national director of sales, and is negotiating with three separate channel partners to form a commercial alliance. It has secured its first manufacturer’s representatives and is actively expanding these efforts to build out a national rep network. Its other product designs are on hold until such time as it is able to secure the capital and resources to complete any final development and support additional inventory, technical support and sales for these products. There are channel partnerships in development for Clyra’s BioClynse product in three separate healthcare markets.

Conclusion

In the past quarter:

●

Our company generated approximately $1.5 million in company-wide revenue representing a 111% increase compared with the third quarter of 2021 and a 13% increase compared with the second quarter of 2022, (see “Results of Operations”, below);

●	Our company continued to demonstrate the commercial viability of our cleantech products and services through organic growth leading to increased revenue;

●	We improved our financial condition by increasing cash flow from revenues, adding to the improved balance sheet resulting from dramatic reduction in debt over the past year; and

●	We advanced the commercialization of our technology assets in target markets through channel partnerships that are either already in place and executing, or are currently developing.

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

Consolidated revenue for the three and nine months ended September 30, 2022, was $1,500,000 and $3,786,000 which is a 111% and 117% increase over the same periods in 2021. Our service revenue increased 1% and 127% for the three and nine months ending September 30, 2022, while revenue from product sales and related services increased by 182% and 113% for the three and nine months ending September 30, 2022 as compared to the same periods in the prior year. Our product revenue includes sales of our CupriDyne Clean industrial odor control product, and sales of consumer packaged goods  products based on our CupriDyne formula.

ONM Environmental

Our wholly owned subsidiary ONM Environmental generated revenues through sales of its flagship product CupriDyne Clean, and by providing design, installation, and maintenance services on the systems that deliver CupriDyne Clean at its clients’ facilities.

Revenue (ONM Environmental)

ONM Environmental’s revenues for the three and nine months ended September 30, 2022, were $1,199,000 and $2,499,000, an increase of $779,000 and $1,441,000 from the same periods in 2021, and an increase of $411,000 as compared with the prior quarter. The increase in revenues was almost entirely due to an increase in the volume sales of private label odor-control products, specifically the Pooph branded pet-odor product, and an increase in license royalties from sales of the Pooph branded pet-odor product. License royalties were $218,000 and $316,000 for the three and nine months ended September 30, 2022; no license royalties were recognized in the same periods in 2021. Because ONM Environmental has no control over the marketing and sales activity or levels of its private-label clients, including Pooph, it cannot predict sales volumes related to these clients in future periods.

Cost of Goods Sold (ONM Environmental)

ONM Environmental’s revenues for the three and nine months ended September 30, 2022, were $1,199,000 and $2,499,000, an increase of $779,000 and $1,441,000 from the same periods in 2021, and an increase of $411,000 as compared with the prior quarter. The increase in revenues was almost entirely due to an increase in the volume sales of private label odor-control products, specifically the Pooph branded pet-odor product, and an increase in license royalties from sales of the Pooph branded pet-odor product. License royalties were $218,000 and $316,000 for the three and nine months ended September 30, 2022; no license royalties were recognized in the same periods in 2021. Because ONM Environmental has no control over the marketing and sales activity or levels of Pooph, it cannot predict sales volumes related to it in future periods. Management at Pooph has indicated their intentions to continue their national advertising campaign as they place the product in national retail chains.

Operating Income (ONM Environmental)

For the three and nine month ended September 30, 2022, ONM Environmental generated operating income of $400,000 and $418,000, compared with an operating loss of $72,000 and $355,000 for the three and nine months ended September 30, 2021. Provided that its private-label clients continue to increase their purchase of product, we expect this trend to continue.

BLEST (engineering division)

Revenue (BLEST)

For the three and nine months ended September 30, 2022, our engineering segment (BLEST) generated $283,000 and $1,254,000 of revenue from third parties, compared to $281,000 and $555,000 for the same three and nine months in 2021. The increase is due to completion of projects, an increased number of client contracts, and the recognition of $83,000 of deferred revenue for ongoing projects that had achieved certain completion milestones.

In addition to providing service to third party clients, BLEST provides services to BioLargo and its subsidiaries for internal BioLargo projects. These services are billed internally, are considered intersegment revenue, and are eliminated in the consolidation of our financial statements. In the three and nine months ended September 30, 2022, intersegment revenue totaled $118,000 and $359,000, compared to $135,000 and $515,000 for the same periods in 2021. Intersegment revenue primarily used to further engineer and develop our flagship AOS water filtration system and our AEC PFAS treatment system. In addition, BLEST engineers are performing a critical role in the AOS pilot projects, some of which are supported by third-party research grants and has been instrumental in developing and supporting a professional engineered design service for misting systems being sold by our ONM operating unit.

Cost of Goods (Services) Sold (BLEST)

BLEST’s cost of services includes employee labor as well as subcontracted labor costs. In the three and nine months ended September 30, 2022, its cost of services were 82% and 60% of its revenues, versus 71% and 76% cost of services in comparable periods in 2021. These fluctuations are a result of more subcontract costs for the three months and increases in efficiencies related to flat-fee monthly contracts for the nine months.

Operating Loss (BLEST)

For the three and nine months ended September 30, 2022, BLEST had an operating loss of $179,000 and $158,000. For the three and nine months ended September 30, 2021, BLEST had an operating loss of $140,000 and $513,000.

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

During the three and nine months ended September 30, 2022, we received grant income totaling $44,000 and $52,000, which was an increase of $19,000 and $27,000 from the same periods in 2021. Although we are continuing to apply for government and industry grants, and indications from the various grant agencies is highly encouraging, we cannot be certain of continuing those successes in the future.

On February 7, 2022, we received notice that the SBA had partially approved ONM Environmental's application for forgiveness of its PPP loan in the amount of $174,000. During the three months ended September 30, 2022, Biolargo Water recorded $66,000 of tax credits, primarily related to the refund filed pertaining to the research and development tax credit.

On March 19, 2021, we received notice that the SBA had approved the application for forgiveness Clyra’s PPP loan totaling $43,000.

Selling, General and Administrative Expense – consolidated

Our SG&A expenses include both cash expenses and non-cash expenses (including non-cash stock option compensation expenses).  Our SG&A expenses decreased by 2% ($35,000) and increased by 2% ($79,000) in the three and nine months ended September 30, 2022, compared to the same periods in 2021.  Our non-cash expenses totaled $1,640,000 in the nine months ended September 30, 2022, compared to $1,314,000 in the nine months ended September 30, 2021. The largest components of our SG&A expenses included (in thousands):

	Three months ended:		Nine months ended:
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Salaries and payroll related	$593	$552	$2,035	$1,912
Professional fees	110	149	451	500
Consulting	155	189	605	805
Office expense	341	311	1,072	900
Sales and marketing	71	96	205	255
Investor relations	86	100	233	196
Board of director expense	68	64	246	198

The increase in salaries and payroll expenses in the nine months ended September 30, 2022 versus 2021 is primarily related to the implementation of a stock option bonus compensation program for employees and other related stock option compensation expenses, and also the hiring of additional personnel to support increasing operations. The decline in the three months ended September 30, 2022 versus 2021 is consistent with reduced stock option grants to employees. Consulting expense decreased as we have reduced the use of consultants to identify business opportunities. The reduction in professional fees is largely due to the reduced use of outside legal counsel and other service providers.

Research and Development

In the three and nine months ended September 30, 2022, we spent $271,000 and $1,018,000 in the research and development of our technologies and products. In the three and nine months ended September 30, 2021, we spent $343,000 and $1,027,000 in the research and development of our technologies and products. This was due to limited liquidity and $59,000 capitalized equipment related to the development of our AEC filters.

Interest expense

Our interest expense for the three and nine months ended September 30, 2022, was $14,000 and $42,000, a decrease of 46% and 80% compared with the same periods of 2021.  Our interest expense includes interest from outstanding debt and it is related to the issuance of and modification of convertible promissory notes.  We expect our interest expense to be lower in each quarterly period of the year ending December 31, 2022, as compared with the same periods in 2021, due to reduced amounts of debt on our balance sheet.

Net Loss

Net loss for the three and nine months ended September 30, 2022, was $847,000 and $3,724,000, a loss of $0.00 and $0.01 per share, compared to a net loss for the three and nine months ended September 30, 2021, of $1,435,000 and $5,103,000, a loss of $0.01 and $0.02 per share. The decrease in net loss is due primarily to a reduction in interest expense. As noted above (see “Interest Expense”), the reduction of interest expense is directly related to our reduction of the use of debt instruments to finance our working capital requirements.

The net income (loss) per business segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
BioLargo corporate	(789)	(851)	(2,944)	(2,813)
ONM	400	(72)	592	(355)
Clyra Medical	(248)	(239)	(760)	(1,011)
BLEST	(152)	(136)	(131)	(513)
BioLargo Water	(58)	(137)	(481)	(411)
Net loss	(847)	(1,435)	(3,724)	(5,103)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. For the nine months ended September 30, 2022, we had a net loss of $3,724,000, used $2,803,000 cash in operations, and at September 30, 2022, we had working capital of $1,503,000, and current assets of $2,532,000. During the nine months ended September 30, 2022, we generated revenues of $3,786,000 through our operational subsidiaries. (See Note 9.) Our subsidiaries did not individually or in the aggregate generate profits sufficient to fund their operations, or for our corporate operations or other business segments. We do not believe gross profits in 2022 will be sufficient to fund our current level of operations during the next 12 months, and therefore we will have to obtain further investment capital to continue to fund operations and seek to refinance our existing debt, such as through our purchase agreement with Lincoln Park Capital and private securities offerings. (See Note 3.) We have been, and anticipate that we will continue to be, limited in terms of our capital resources.

If we are unable to rely on our current arrangement with Lincoln Park to fund our working capital requirements, we would have to rely on other forms of financing, and there is no assurance that we will be able to do so, or if we do so, it will be on favorable terms. Our current financing arrangement with Lincoln Park expires in March 2023; we expect to enter into a new agreement with Lincoln Park prior to that expiration.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements of the Company’s Form 10-K filed March 31, 2022 in Part II, Item 8, and “Critical Accounting Policies and Estimates” in Part II, Item 7, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Form 10-K filed March 31, 2022.

Item 4.                   Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended – the “Exchange Act”) as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2022, we sold 3,766,126 and shares of our common stock and received $632,000 in gross and net proceeds from fourteen accredited investors. In addition to the shares, we issued each investor a six-month and a five-year warrant to purchase the number of shares they had purchased, at prices equal to 120% and 150% of the purchase price.

On September 30, 2022, we issued 211,047 shares of our common stock at $0.27 per share in lieu of $23,000 of accrued and unpaid obligations to consultants.

All of these offerings and sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act and/or Regulation D promulgated thereunder as not involving a public offering of securities.

Item 5.	Other Information

Increase in Authorized Shares

On August 30, 2022, the Company filed with the Delaware Secretary of State an amendment to its Certification of Incorporation increases the number of authorized shares of its common stock from 400,000,000 to 550,000,000. This action was taken in accordance with the shareholder approval of Proposal 5 at the Company’s annual stockholder’s meeting held June 2, 2022.

Lincoln Park

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

During the three months ended September 30, 2022, we sold 2,440,958 shares to Lincoln Park, and in exchange received $485,000 and in gross and net proceeds.

Item 6.                  Exhibits

See the Exhibit Index for a list of exhibits filed as part of this report and incorporated herein by reference.

Exhibit Index

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	File Date
3.1	Bylaws of BioLargo, Inc., as amended and restated	Form 10-KSB	5/23/2003
3.2	Amended and Restated Certificate of Incorporation for BioLargo, Inc. filed March 16, 2007	Form 10-KSB	5/4/2007
3.3	Certificate of Amendment to Certificate of Incorporation, filed May 25, 2018	Pos Am	6/22/2018
3.4*	Certificate of Amendment to Certificate of Incorporation, filed August 30, 2022
3.5	Amended and Restated Articles of Incorporation of Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
4.1	2018 Equity Incentive Plan	Form S-8	6/22/2018
4.2	Stock Option Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.3	Notice of Stock Option Grant under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.4	Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.5	Notice of Restricted Stock Unit Award under 2018 Equity Incentive Plan	Form S-8	6/22/2018
4.6	Form of Stock Options issued in exchange for reduction in accounts payable.	Form 10-K	3/31/2015
4.7	$50,000 convertible note, matures March 8, 2020	Form 10-Q	5/14/2018
4.8	Revolving Line of Credit Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.9	Security Agreement dated June 30, 2020, between Clyra Medical and Vernal Bay	Form 8-K	7/7/2020
4.10	Revolving Line of Credit Note issued by Clyra Medical to Vernal Bay on June 30, 2020	Form 8-K	7/7/2020
4.11	Registration Rights Agreement, dated as of March 30, 2020, by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC	Form 8-K	3/31/2020
4.12	Warrant issued in 2020 and 2022 Unit Offering	Form 10-Q	8/14/2020
4.13	Amendment to $50,000 Convertible Note dated March 8, 2018	Form 10-K	3/30/2021
4.14	Warrant issued to $50,000 Convertible Noteholder on March 1, 2020	Form 10-K	3/30/2021

10.1	License Agreement to Clyra Medical Technologies, Inc., dated December 17, 2012	Form 8-K	1/6/2016
10.2	December 30, 2015 amendment to License Agreement with Clyra Medical Technologies, Inc.	Form 8-K	1/6/2016
10.3	Consulting Agreement dated December 30, 2015 with Beach House Consulting LLC	Form 8-K	1/6/2016
10.4	Commercial Office Lease Agreement for 14921 Chestnut St., Westminster, CA 92683	Form 8-K	8/24/2016
10.5†	2020 Engagement Extension Agreement with CFO	Form 8-K	2/27/2020
10.6	Purchase Agreement, dated as of March 30, 2020 by and between BioLargo, Inc. and Lincoln Park Capital Fund, LLC.	Form 8-K	3/31/2020
10.7†	2021 Engagement Extension Agreement with CFO	Form 8-K	3/19/2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLARGO, INC.

Date: November 14, 2022	By: /s/ DENNIS P. CALVERT
Dennis P. Calvert Chief Executive Officer

Date: November 14, 2022	By: /s/ CHARLES K. DARGAN, II
Chief Financial Officer